Form 10-Q
period 1995-03-31
PRIDE PETROLEUM SERVICES INC
filed 1995-05-11
CIK 833081

=============================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                    ------------------------------------

                                  FORM 10-Q

        /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                     or

        / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                      Commission file number:  0-16961

                       PRIDE PETROLEUM SERVICES, INC.
           (Exact name of registrant as specified in its charter)

              Louisiana                              76-0069030
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                Identification No.)

   1500 City West Boulevard, Suite 400
            Houston, Texas                              77042
 (Address of principal executive offices)             (Zip Code)

                               (713) 789-1400
            (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES   X    NO

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

                                                   Outstanding at
     Class of Common Stock                          May 1 , 1995
     ---------------------                         --------------

            no par                                24,227,652 shares

=============================================================================

                       PRIDE PETROLEUM SERVICES, INC.

                                    INDEX


                                                                    PAGE NO.
                                                                    --------
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Consolidated Balance Sheet -
         March 31, 1995 and December 31, 1994. . . . . . . . . . . .       3
      Consolidated Statement of Operations -
         Three months ended March 31, 1995 and 1994. . . . . . . . .       4
      Consolidated Statement of Cash Flows-
         Three months ended March 31, 1995 and 1994. . . . . . . . .       5
      Notes to Unaudited Consolidated Financial Statements . . . . .       6
      Report of Independent Accountants. . . . . . . . . . . . . . .      10

   Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . .      11

PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .      16

   Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .      17

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        PRIDE PETROLEUM SERVICES, INC.
                          CONSOLIDATED BALANCE SHEET
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                       MARCH 31, DECEMBER 31,
                                                         1995        1994
                                                       ---------   ---------
                                                            (UNAUDITED)
                                    ASSETS
CURRENT ASSETS
   Cash and cash equivalents. . . . . . . . . . . .    $   3,490   $   5,970
   Short-term investments . . . . . . . . . . . . .        2,009       3,001
   Trade receivables, net of allowance for
      doubtful accounts of $440 and $394,
      respectively  . . . . . . . . . . . . . . . .       45,610      38,334
   Parts and supplies . . . . . . . . . . . . . . .        5,358       4,468
   Deferred income taxes. . . . . . . . . . . . . .        2,532       2,388
   Other current assets . . . . . . . . . . . . . .        8,163       6,128
                                                       ---------   ---------
         Total current assets. . . . . . . .  . . .       67,162      60,289
                                                       ---------   ---------
PROPERTY AND EQUIPMENT, AT COST . . . . . . . . . .      269,489     246,365
ACCUMULATED DEPRECIATION. . . . . . . . . . . . . .     (109,104)   (106,466)
                                                       ---------   ---------
         Net property and equipment . . . . . . . .      160,385     139,899
                                                       ---------   ---------
GOODWILL AND OTHER INTANGIBLES, NET . . . . . . . .        3,483       3,580
OTHER ASSETS. . . . . . . . . . . . . . . . . . . .        2,061       1,425
                                                       ---------   ---------
                                                       $ 233,091   $ 205,193
                                                       =========   =========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable . . . . . . . . . . . . . . . .    $  13,604   $  14,715
   Accrued expenses . . . . . . . . . . . . . . . .       16,180      15,332
   Current portion of long-term debt. . . . . . . .        8,234       3,602
                                                       ---------   ---------
         Total current liabilities. . . . . . . . .       38,018      33,649
                                                       ---------   ---------
OTHER LONG-TERM LIABILITIES . . . . . . . . . . . .        5,486       5,327
LONG-TERM DEBT, net of current portion. . . . . . .       58,207      42,096
DEFERRED INCOME TAXES . . . . . . . . . . . . . . .       15,983      12,736
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS' EQUITY
   Common stock, no par value; 40,000,000 shares
     authorized; 24,281,872 and 24,081,872 shares
     issued and 24,227,652 and 24,027,652 shares
     outstanding, respectively. . . . . . . . . . .            1           1
   Paid-in capital. . . . . . . . . . . . . . . . .       92,256      91,256
   Treasury stock, at cost. . . . . . . . . . . . .         (191)       (191)
   Retained earnings. . . . . . . . . . . . . . . .       23,331      20,319
                                                       ---------   ---------
         Total shareholders' equity . . . . . . . .      115,397     111,385
                                                       ---------   ---------
                                                       $ 233,091   $ 205,193
                                                       =========   =========

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                        PRIDE PETROLEUM SERVICES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                       ---------------------
                                                         1995        1994
                                                       ---------   ---------

REVENUES. . . . . . . . . . . . . . . . . . . . . .    $  62,512   $  36,805
                                                       ---------   ---------

COSTS AND EXPENSES
   Operating costs. . . . . . . . . . . . . . . . .       45,171      28,527
   Depreciation and amortization. . . . . . . . . .        3,578       1,993
   Selling, general and administrative. . . . . . .        8,042       5,021
                                                       ---------   ---------
      Total costs and expenses. . . . . . . . . . .       56,791      35,541
                                                       ---------   ---------

         Earnings from operations . . . . . . . . .        5,721       1,264

OTHER INCOME (EXPENSE)
   Other income (expense) . . . . . . . . . . . . .           10         (83)
   Interest income. . . . . . . . . . . . . . . . .          125         282
   Interest expense . . . . . . . . . . . . . . . .       (1,247)        (19)
                                                       ---------   ---------
         Total other income (expense), net. . . . .       (1,112)        180
                                                       ---------   ---------

EARNINGS BEFORE INCOME TAXES. . . . . . . . . . . .        4,609       1,444

INCOME TAX PROVISION. . . . . . . . . . . . . . . .        1,597         515
                                                       ---------   ---------

NET EARNINGS. . . . . . . . . . . . . . . . . . . .    $   3,012   $     929
                                                       =========   =========

NET EARNINGS PER SHARE. . . . . . . . . . . . . . .    $     .12   $     .06
                                                       =========   =========

WEIGHTED AVERAGE COMMON SHARES AND
   COMMON SHARE EQUIVALENTS OUTSTANDING . . . . . .       24,675      16,727
                                                       =========   =========

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                        PRIDE PETROLEUM SERVICES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)
                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                       ---------------------
                                                          1995       1994
                                                       ---------   ---------
OPERATING ACTIVITIES
   Net earnings . . . . . . . . . . . . . . . . . .    $   3,012   $     929
   Adjustments to reconcile net earnings to net
    cash provided (used) by operating activities -
       Depreciation and amortization. . . . . . . .        3,578       1,993
       Deferred interest. . . . . . . . . . . . . .          894        --
       Gain on sale of assets . . . . . . . . . . .          (55)        (56)
       Effect of exchange rates . . . . . . . . . .            6         106
       Deferred tax provision . . . . . . . . . . .          303         192
       Changes in assets and liabilities, net of
        effects of acquisitions -
          Trade receivables . . . . . . . . . . . .       (5,023)     (1,030)
          Parts and supplies. . . . . . . . . . . .         (679)       (109)
          Other current assets. . . . . . . . . . .       (3,852)     (1,811)
          Accounts payable. . . . . . . . . . . . .       (1,815)      2,498
          Accrued expenses and other. . . . . . . .          154        (810)
                                                       ---------   ---------
            Net cash provided (used) by
               operating activities . . . . . . . .       (3,477)      1,902
                                                       ---------   ---------
INVESTING ACTIVITIES
   Purchase of net assets of acquired entities,
     including acquisition costs, less cash
     acquired . . . . . . . . . . . . . . . . . . .       (1,662)     (1,609)
   Purchases of property and equipment. . . . . . .      (11,841)     (4,958)
   Proceeds from short-term investments . . . . . .        1,000       1,004
   Proceeds from sale of property and equipment . .          124          60
   Other . . . . .. . . . . . . . . . . . . . . . .           69           2
                                                       ---------   ---------
            Net cash used in investing activities .      (12,310)     (5,501)
                                                       ---------   ---------
FINANCING ACTIVITIES
   Proceeds from issuance of common stock . . . . .        --              2
   Proceeds from debt borrowings. . . . . . . . . .       15,023       --
   Reduction of debt. . . . . . . . . . . . . . . .       (1,829)        (50)
   Other . . . . .. . . . . . . . . . . . . . . . .          113       --
                                                       ---------   ---------
            Net cash provided (used) by
               financing activities . . . . . . . .       13,307         (48)
                                                       ---------   ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . .       (2,480)     (3,647)
CASH AND CASH EQUIVALENTS, beginning of period. . .        5,970       7,509
                                                       ---------   ---------
CASH AND CASH EQUIVALENTS, end of period. . . . . .    $   3,490   $   3,862
                                                       =========   =========

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                        PRIDE PETROLEUM SERVICES, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

      The unaudited consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with Pride Petroleum Services, Inc.'s (the "Company's") audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

      The unaudited consolidated financial information included herein reflect all adjustments, consisting only of normal recurring adjustments, which are necessary, in the opinion of management, for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for full years.

2.  COMMITMENTS AND CONTINGENCIES

      The Company is routinely involved in litigation incidental to its business, which often involves claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the existing litigation will have any material adverse effect on the Company's financial position or results of operations.

      The Company is self-insured with respect to physical damage or loss to its domestic vehicles, land rigs, and equipment (except for thirteen of its largest domestic land rigs). Thirteen of the Company's largest domestic land rigs and all of the Company's international land rigs are insured, with deductibles of generally $25,000 per occurrence. The Company's offshore platform rigs and barge rigs are insured with deductibles of $50,000 and $150,000, respectively. Presently, the Company has insurance deductibles of $250,000 per occurrence for domestic workers' compensation claims, $100,000 per occurrence for domestic automobile liability claims, and $250,000 for general liability claims. The Company further limits its workers' compensation exposure by maintaining an accident and health insurance policy with respect to its domestic employees with a deductible of $10,000 per occurrence. Coverages with respect to foreign operations for workers' compensation and automobile claims are subject to deductibles of $40,000 to $100,000 per occurrence. The Company accrues for its estimated share of insured claims. As of March 31, 1995 and December 31, 1994, the Company had accrued approximately $11,195,000 and $11,111,000, respectively for claims liabilities, of which $6,064,000 and $6,047,000, respectively was included in current liabilities and $5,131,000 and $5,064,000, respectively, was reflected as other long-term liabilities in the accompanying unaudited consolidated balance sheet.

                        PRIDE PETROLEUM SERVICES, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

      As of March 31, 1995, the Company had letters of credit outstanding totaling $16,929,000. These letters of credit guarantee principally the funding of the Company's share of insured claims. Cash and cash equivalents and a portion of accounts receivable have been pledged as security for these letters of credit. The credit facility provides flexibility to reduce the pledge of cash and cash equivalents by pledging additional accounts receivable.

3.  LONG-TERM DEBT

      Long-term debt at March 31, 1995 and December 31, 1994 consists of the following:
                                                       MARCH 31, DECEMBER 31,
                                                         1995        1994
                                                       ---------   ---------
                                                           (IN THOUSANDS)
      Non-recourse secured term loans. . . . . . .     $  43,450   $  33,311
      Secured term loans . . . . . . . . . . . . .        12,060       8,860
      Acquisition note payable . . . . . . . . . .         5,964       --
      Revolving line of credit . . . . . . . . . .         2,303       3,325
      Notes payable. . . . . . . . . . . . . . . .         1,964         200
      Bank overdraft facility. . . . . . . . . . .           700           2
                                                       ---------   ---------
                                                          66,441      45,698
      Less: current portion. . . . . . . . . . . .         8,234       3,602
                                                       ---------   ---------
                                                       $  58,207   $  42,096
                                                       =========   =========

      The balance of the non-recourse secured term loans at March 31, 1995 includes $8,689,000 of construction advances and $1,450,000 of accrued interest which was added to the principal amount of the loans during the first quarter of 1995. Pursuant to the terms of the loan agreements, interest, which accrues at a rate of 9.61% per annum, will be added to the principal amount of the loans until the first scheduled payment in July 1995, and will be payable from the proceeds of the related charter contracts in 109 equal monthly installments of principal and interest. In addition, a portion of contract proceeds are to be held in trust to assure that timely payment of future debt service obligations is made. At March 31, 1995, $561,000 of such contract proceeds, which amount is included in cash and cash equivalents on the accompanying unaudited consolidated balance sheet, are being held in trust for the benefit of the lenders, and is not presently available for use by the Company.

      Borrowings pursuant to the secured term loans were increased by $3,200,000 during the first quarter of 1995 to finance certain additions to property and equipment.

      In March 1995, the Company entered into a note payable to two individuals in the amount of $5,964,000 as partial consideration for a business acquisition. The note bears interest at the rate of 8.5% per annum and is repayable in quarterly installments through March 2000. The acquisition note is collateralized by certain of the property and equipment of the acquired business.

                        PRIDE PETROLEUM SERVICES, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

      Notes payable include financed insurance premiums in the amount of $1,003,000, four notes payable to lending institutions totaling an aggregate $911,000 which are collateralized by selected property and equipment, and a note payable in the amount of $50,000 issued to the sellers of a business acquired by the Company during the first quarter of 1995.

      The Company had domestic bank lines of credit of $23,000,000 as of March 31, 1995, and letters of credit totaling $16,929,000 outstanding against these facilities. Additionally, $2,303,000 of borrowings were outstanding thereunder.

4.  NET EARNINGS PER SHARE

      Net earnings per share has been computed based on the weighted average number of common shares outstanding during the applicable period. Common share equivalents have been included in periods in which their effect is dilutive. Common share equivalents include the number of shares issuable upon the exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds, using the treasury stock method. Fully diluted net earnings per share have not been presented as the results are not materially different.

5.  ACQUISITIONS

      COMPLETED ACQUISITIONS

      In March 1995, the Company acquired all of the outstanding capital stock of X-Pert Enterprises, Inc. ("X-Pert") for aggregate consideration of approximately $10,000,000, consisting of $3,000,000 cash, a note payable to the selling shareholders in the amount of $5,964,000, and 200,000 shares of the Company's common stock.

      The assets acquired and liabilities assumed in the X-Pert acquisition were as follows:
                                                  ASSETS (LIABILTIES)
                                                  ------------------
                                                    (IN THOUSANDS)
      Cash and cash equivalents. . . . . . . . . .     $   1,719
      Trade receivables. . . . . . . . . . . . . .         2,254
      Other current assets . . . . . . . . . . . .            80
      Property and equipment . . . . . . . . . . .        10,000
      Other assets . . . . . . . . . . . . . . . .           725
      Accounts payable . . . . . . . . . . . . . .          (648)
      Accrued expenses . . . . . . . . . . . . . .          (761)
      Long-term debt . . . . . . . . . . . . . . .          (569)
      Deferred income taxes. . . . . . . . . . . .       (2,800)
                                                       ---------
                                                       $  10,000
                                                       =========

                        PRIDE PETROLEUM SERVICES, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

      Unaudited pro forma results of operations assuming the acquisition of X-Pert had occurred on January 1, 1994, are as follows:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                       ---------------------
                                                          1995       1994
                                                       ---------   ---------
                                                       (IN THOUSANDS, EXCEPT
                                                           PER SHARE DATA)
      Revenues . . . . . . . . . . . . . . . . . .     $  65,308   $  40,098
      Net Earnings . . . . . . . . . . . . . . . .     $   3,207   $   1,203
      Earnings per share . . . . . . . . . . . . .     $     .13   $     .07

      The pro forma results of operations presented above do not purport to be indicative of the results of operations of the Company that might have occurred nor are they indicative of future results.

      Also in March 1995, the Company acquired substantially all of the assets used in the fluids hauling business of McNeel Company, Inc. for total consideration of $400,000, consisting of $350,000 cash and a note payable to the sellers in the amount of $50,000.

      Each of the acquisitions discussed above was recorded using the purchase method of accounting. The operating results of each acquisition have been included in the Company's consolidated results of operations from the date of acquisition.

      PENDING ACQUISITIONS

      In March 1995, the Company entered into a letter of intent to acquire Horizon Directional Systems, Inc. ("Horizon"), a Houston, Texas based horizontal and directional drilling company. In April 1995, the Company was notified of litigation recently filed against Horizon which will likely delay or impair the acquisition of Horizon by the Company. The Company is reviewing the matter currently.

      In April 1995, the Company entered into a letter of intent to acquire substantially all of the assets of Reeled Tubing, Inc. ("Reeled Tubing") of Harvey, Louisiana. Consummation of the transaction is subject to satisfactory completion of the Company's due diligence procedures and execution of a definitive purchase agreement.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of Pride Petroleum Services, Inc.:

      We have reviewed the accompanying consolidated balance sheet of Pride Petroleum Services, Inc. as of March 31, 1995, the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

      We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 1995, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                      COOPERS & LYBRAND L.L.P.


Houston, Texas
May 5, 1995

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

GENERAL

      The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of Pride Petroleum Services, Inc. (the "Company") as of March 31, 1995 and for the three month periods ended March 31, 1995 and 1994 included elsewhere herein, and with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

      Increases and decreases in domestic well servicing activity historically have had a significant correlation with changes in oil and natural gas prices. International well servicing activity is also affected by fluctuations in oil and natural gas prices, but historically to a lesser extent than domestic activity. International well servicing contracts are typically for terms of one year or more, while domestic contracts are typically entered into for one or multiple wells. Accordingly, international well servicing activities are not as sensitive to changes in oil and gas prices as domestic operations.

      Since 1991, the Company has actively sought to diversify beyond domestic land based operations into international and offshore markets. In July 1993, the Company purchased established well servicing and drilling operations in Argentina and Venezuela and, in February 1994, acquired four additional rigs in Argentina. The Company has also deployed 18 rigs from its U.S. fleet to Argentina and two rigs from its U.S. fleet to Venezuela. Also, during the first half of 1993, the Company mobilized three rigs to Western Siberia, where operations commenced in June 1993. The Company is continuing to pursue opportunities to expand internationally, particularly in situations where it can deploy underutilized assets from its domestic fleet.

      In June 1994, the Company acquired substantially all of the assets of Offshore Rigs, L.L.P. ("Offshore Rigs") as the Company continued to diversify its operations beyond domestic land-based markets and became the largest operator of offshore platform workover rigs in the Gulf of Mexico. The rig fleet acquired from Offshore Rigs consisted of 22 offshore platform rigs, representing approximately 45% of the offshore platform workover rigs located in the Gulf of Mexico.

      During 1994, the Company entered into contracts with Lagoven, S.A. ("Lagoven"), a subsidiary of the Venezuelan national oil company, to construct and operate two drilling/workover barge rigs. Upon completion in late 1994, both barge rigs were mobilized to Lake Maracaibo where, in January 1995, they began operations pursuant to ten-year contracts with Lagoven. The Company estimates that annual revenues of approximately $14,000,000 will be generated under the contracts.

      In March 1995, the Company acquired all of the outstanding capital stock of X-Pert Enterprises, Inc. ("X-Pert"). X-Pert operates 35 well servicing rigs in New Mexico and also provides lease maintenance services to oilfield operators. X-Pert had annual revenues of approximately $15,000,000. The operating results of the acquired business have been included beginning in March 1995. The Company also acquired an oilfield truck fleet in East Texas during March 1995 to complement its existing fluids hauling business.

      Deterioration in economic conditions in Venezuela resulted in significant devaluation of the country's currency during the first half of 1994. To a large extent, the Company has been able to insulate its ongoing operations from currency exchange losses by matching the local currency component of contracts to the amount of operating costs transacted in local currency. The Company is continuing its efforts to maximize the dollar component of its Venezuelan contracts. During the first two quarters of 1994, the devaluation of the Venezuela bolivar resulted in currency translation losses for the Company. These losses resulted principally from the translation of the net Venezuelan monetary assets (that is, essentially accounts receivable in excess of trade payables) at devaluing exchange rates from month to month.

      In the latter part of June 1994, the Venezuelan government imposed exchange control policies and established an official fixed exchange rate relative to the U.S. dollar. As a result, should the Venezuelan government maintain the present rate from month to month, no currency translation losses should result in those periods. If the official rate is subsequently revised or a market exchange mechanism is re-implemented so that the bolivar "floats" relative to the U.S. dollar, the Company could be susceptible to further currency translation losses with respect to its Venezuelan operations. The Company intends to continue to monitor developments in this regard and to take such measures as may be practical to limit its exposure to currency translation losses in future periods.

RESULTS OF OPERATIONS

      The following table sets forth selected consolidated financial information of the Company expressed as percentages for the periods indicated:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                        --------------------
                                                          1995        1994
                                                        --------    --------
Revenues:
   Domestic land. . . . . . . . . . . . . . . . . .         42.8%       64.7%
   Domestic offshore. . . . . . . . . . . . . . . .         20.9         0.0
   International. . . . . . . . . . . . . . . . . .         36.3        35.3
                                                        --------    --------
      Total revenues. . . . . . . . . . . . . . . .        100.0%      100.0%
                                                        ========    ========
Earnings from operations:
   Domestic land. . . . . . . . . . . . . . . . . .         20.3%       43.4%
   Domestic offshore. . . . . . . . . . . . . . . .         32.7         0.0
   International. . . . . . . . . . . . . . . . . .         47.0        56.6
                                                        --------    --------
      Total earnings from operations. . . . . . . .        100.0%      100.0%
                                                        ========    ========

THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THREE MONTHS ENDED MARCH 31,
   1994.

      REVENUES. Revenues for the three months ended March 31, 1995 increased $25,707,000, or 70%, as compared to the corresponding period in 1994. Of this increase, $13,058,000 was attributable to domestic offshore operations, which the Company acquired in June 1994, and $9,720,000 was a result of expansion of the Company's international operations, primarily in Venezuela and Argentina. Revenues from Venezuelan operations increased primarily as a result of the commencement of operations for the Company's two drilling/workover barge rigs. Revenues from domestic land operations increased $2,929,000, primarily as a result of increased business activity.

      OPERATING COSTS. Operating costs for the three months ended March 31, 1995 increased $16,644,000, or 58%, as compared to the corresponding period in 1994. Of this increase, $9,274,000 was attributable to the Company's recently acquired domestic offshore operations, and $5,564,000 was a result of expansion of the Company's international operations, as discussed above. Operating costs related to domestic land operations increased $1,806,000, corresponding to increased business activity.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended March 31, 1995 increased $1,585,000, or 80%, as compared to the corresponding period in 1994, primarily as a result of provisions for recently acquired domestic offshore and international assets.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended March 31, 1995 increased $3,021,000, or 60%, as compared to the corresponding period in 1994, primarily as a result of the inclusion of such costs for acquired domestic offshore and international operations. As a percentage of revenues, however, total selling, general and administrative costs declined to 13% for the first quarter of 1995 from 14% for the first quarter of 1994, as such costs have been spread over a larger revenue base.

      EARNINGS FROM OPERATIONS. The Company generated earnings from operations for the three months ended March 31, 1995 of $5,721,000. Of this amount, $2,685,000 was generated by international operations, $1,873,000 was generated by domestic offshore operations and $1,163,000 was generated by domestic land operations. For the corresponding quarter of 1994, international operations generated earnings from operations of $716,000 and domestic land operations generated earnings from operations of $548,000.

      OTHER INCOME (EXPENSE). Other income (expense) for the first quarter of 1995 included $6,000 of foreign currency translation and transaction losses versus $106,000 of losses for the corresponding 1994 quarter.
Interest income decreased to $125,000 for the three months ended March 31, 1995 from $282,000 for the corresponding 1994 period. The three months ended March 31, 1994 benefited from the inclusion of $196,000 of income resulting from the disposition of a short-term investment. Interest expense for the three months ended March 31, 1995 increased by $1,228,000, as a result of borrowings related to the two drilling/workover barge rigs and other additions to property and equipment. During the corresponding quarter of 1994, the Company had no such borrowings or interest expense.

      INCOME TAX PROVISION. The Company's consolidated effective income tax rate for the three months ended March 31, 1995, declined to approximately 35% from approximately 36% for the corresponding period in 1994, primarily as a result of changes in the Company's overall earnings mix.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had net working capital of $29,144,000 and $26,640,000 at March 31, 1995 and December 31, 1994, respectively. The Company's current ratio was 1.8 to 1.0 at March 31, 1995 and December 31, 1994. The Company expects to meet its operational and normal ongoing capital expenditure requirements from internally generated cash flows and from existing bank credit lines.

      As of March 31, 1995, the Company had domestic bank lines of credit of $23,000,000, against which letters of credit of $16,929,000 and borrowings of $2,303,000 were outstanding. Substantially all of these letters of credit have been issued in favor of the Company's insurance carriers to guarantee payment of the Company's share of insured claims. As of March 31, 1995, the Company had accrued approximately $11,195,000 of claims liabilities, of which $6,064,000 was included in current liabilities and $5,131,000 was reflected as other long-term liabilities in the accompanying unaudited consolidated balance sheet. The Company has estimated the amount and timing of payment of these liabilities based on actuarial studies provided by the insurance carriers and past experience. Due to the nature of the Company's business and the structure of its insurance program, the occurrence of a significant event against which the Company is not fully insured, or of a number of lesser events against which the Company is insured, but subject to substantial deductibles, could significantly impact the operating results of the Company for a given period.

      During 1994, the Company entered into long-term financing arrangements with two Japanese trading companies in connection with the construction and operation of two drilling/workover barge rigs. The aggregate amount of the collateralized term loans was initially $42,000,000. As of March 31, 1995, $1,450,000 of accrued interest has been added to the principal amount of the loans. Pursuant to the terms of the loan agreements, interest, which accrues at a rate of 9.61% per annum, will be added to the principal amount of the loans until the first scheduled payment in July 1995, and will be payable from the proceeds of the related charter contracts in 109 equal monthly installments of principal and interest. In addition, a portion of contract proceeds are to be held in trust to assure that timely payment of future debt service obligations is made. At March 31, 1995, $561,000 of such contract proceeds are being held in trust for the benefit of the lenders, and is not presently available for use by the Company. The terms of the financing agreement limit the lenders' recourse essentially to the barge rigs and contract proceeds and the assets of the Company's Venezuelan subsidiary. The Company also provided the lenders a limited guaranty with respect to certain political risks. The Company has obtained political risks insurance policies from the Overseas Private Investment Corporation ("OPIC"), a U.S. government entity, to protect against political risks that could result in potential payments under the terms of the Company's guaranty. At March 31, 1995, the Company had borrowed $43,450,000 pursuant to this financing arrangement.

      In connection with the acquisition and planned upgrading of its acquired offshore platform rig fleet in 1994, the Company established credit facilities with a lending institution in the aggregate amount of $14,400,000. In February 1995, this credit facility was amended to, among other things, increase the aggregate borrowing availability to $30,000,000. As of March 31, 1995, $14,574,000 was outstanding pursuant to this facility. The Company plans to continue a program to upgrade its offshore platform rig fleet throughout 1995. Approximately $4,500,000 of additional expenditures are planned during the second and third quarters of 1995 to construct a new "flagship" state-of-the-art diesel electric platform rig. Additional 1995 capital expenditures of up to $6,500,000 are planned, of which approximately $4,500,000 had been incurred at March 31, 1995, to increase operational capabilities of the existing offshore platform rigs by adding equipment such as top-drive drilling systems and larger capacity pumps and generators, as well as improved living quarters.

      Capital expenditures (excluding acquisitions, offshore platform rig upgrades, international rig deployment and drilling/workover barge costs) for the three months ended March 31, 1995 and 1994 were approximately $1,700,000 and $1,100,000, respectively. International rig refurbishment and deployment costs for the three months ended March 31, 1995 and 1994 were approximately $3,000,000 and $3,400,000, respectively.

      In March 1995, the Company acquired all of the outstanding capital stock of X-Pert for consideration of approximately $10,000,000, consisting of $3,000,000 cash, a note payable to the selling shareholders in the amount of approximately $6,000,000 and 200,000 shares of the Company's common stock. X-Pert had working capital and other monetary assets in excess of liabilities of approximately $3,000,000.

      The Company has entered into letters of intent to acquire two businesses for an aggregate purchase price of approximately $20 million. If these transactions are concluded as proposed the Company anticipates the issuance of common stock of approximately $14 million and cash of approximately $6 million. One of the Company's lenders has indicated that it will provide debt financing covering the majority of the cash component above. One of the two proposed transactions has been postponed as a result of litigation pending against the business. In connection with the other proposed acquisition, the Company is presently performing its due diligence investigation and negotiating terms of definitive purchase agreements with the business owners. There is no assurance that either or both of these transactions will be concluded pursuant to the proposed terms.

      The Company expects to continue to review opportunities to pursue its international and offshore equipment and technology expansion. From time to time, the Company has one or more bids outstanding for contracts that could require significant capital expenditures and mobilization costs. While the Company has no other definitive plans to acquire additional equipment, suitable opportunities may arise in the future. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. The Company expects to fund project opportunities and acquisitions primarily through a combination of working capital, cash flow from operations and full or limited recourse debt or equity financing.

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121, which is effective for fiscal years beginning after December 15, 1995, requires that long-lived assets and certain identifiable intangibles to be held and used by the entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company is currently reviewing the statement, and at this time, is unable to determine the impact of its adoption, if any.

                                    PART II


                               OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

Exhibit No.
- - ------------

      15 - Awareness Letter of Independent Accountants


      (b)  Reports on Form 8-K

      In a report filed on Form 8-K dated March 22, 1995, the Company reported the acquisition of X-Pert Enterprises, Inc.

                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PRIDE PETROLEUM SERVICES, INC.



                                       By:          RAY H. TOLSON
                                          ----------------------------------
                                                   (RAY H. TOLSON)
                                          President, Chief Executive Officer
                                              and Chairman of the Board



                                       By:          PAUL A. BRAGG
                                          --------------------------------
                                                   (PAUL A. BRAGG)
                                           Vice President, Chief Financial
                                                Officer and Treasurer



                                       By:          EARL W. MCNIEL
                                          --------------------------------
                                                   (EARL W. MCNIEL)
                                               Chief Accounting Officer

Date:  May 5, 1995