Form 10-Q
period 1995-06-30
PRIDE PETROLEUM SERVICES INC
filed 1995-08-11
CIK 833081

================================================================================

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                        ----------------------------------

                                    FORM 10-Q

          /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1995

                                       or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

                                                      Outstanding at
         Class of Common Stock                        August 1, 1995
         ---------------------                       -----------------

                no par                               24,542,352 shares

================================================================================

                         PRIDE PETROLEUM SERVICES, INC.

                                     INDEX


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Consolidated Balance Sheet -
         June 30, 1995 and December 31, 1994 . . . . . . . . . . . . . .       3
      Consolidated Statement of Operations -
         Three months ended June 30, 1995 and 1994 . . . . . . . . . . .       4
      Consolidated Statement of Operations -
         Six months ended June 30, 1995 and 1994 . . . . . . . . . . . .       5
      Consolidated Statement of Cash Flows -
         Six months ended June 30, 1995 and 1994 . . . . . . . . . . . .       6
      Notes to Unaudited Consolidated Financial Statements . . . . . . .       7
      Report of Independent Accountants. . . . . . . . . . . . . . . . .      12

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . .      13

PART II.  OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders. . . . .      19

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .      19

   Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20

                          PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                         PRIDE PETROLEUM SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)
                                                          JUNE 30,  DECEMBER 31,
                                                            1995        1994
                                                          ---------   ---------
                                                         (Unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents . . . . . . . . . . . . .    $  11,269   $   5,970
   Short-term investments. . . . . . . . . . . . . . .        2,000       3,001
   Trade receivables, net of allowance for doubtful
      accounts of $618 and $394, respectively. . . . .       47,759      38,334
   Parts and supplies. . . . . . . . . . . . . . . . .        6,058       4,468
   Deferred income taxes . . . . . . . . . . . . . . .        2,532       2,388
   Other current assets. . . . . . . . . . . . . . . .        7,003       6,128
                                                          ---------   ---------
         Total current assets. . . . . . . . . . . . .       76,621      60,289
                                                          ---------   ---------
PROPERTY AND EQUIPMENT, AT COST. . . . . . . . . . . .      280,412     246,365
ACCUMULATED DEPRECIATION . . . . . . . . . . . . . . .     (113,039)   (106,466)
                                                          ---------   ---------
         Net property and equipment. . . . . . . . . .      167,373     139,899
                                                          ---------   ---------
GOODWILL AND OTHER INTANGIBLES, NET. . . . . . . . . .        3,813       3,580
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . .        2,134       1,425
                                                          ---------   ---------
                                                          $ 249,941   $ 205,193
                                                          =========   =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable. . . . . . . . . . . . . . . . . .    $  18,086   $  14,715
   Accrued expenses. . . . . . . . . . . . . . . . . .       16,605      15,332
   Current portion of long-term debt . . . . . . . . .       11,593       3,602
                                                          ---------   ---------
         Total current liabilities . . . . . . . . . .       46,284      33,649
                                                          ---------   ---------
OTHER LONG-TERM LIABILITIES. . . . . . . . . . . . . .        5,288       5,327
LONG-TERM DEBT, net of current portion . . . . . . . .       61,519      42,096
DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . .       16,772      12,736
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
   Common stock, no par value; 40,000,000 shares
      authorized:  24,596,572 and 24,081,872 shares
      issued and 24,542,352 and 24,027,652 shares
      outstanding, respectively. . . . . . . . . . . .            1           1
   Paid-in capital . . . . . . . . . . . . . . . . . .       93,355      91,256
   Treasury stock, at cost . . . . . . . . . . . . . .         (191)       (191)
   Retained earnings . . . . . . . . . . . . . . . . .       26,913      20,319
                                                          ---------   ---------
         Total shareholders' equity. . . . . . . . . .      120,078     111,385
                                                          ---------   ---------
                                                          $ 249,941   $ 205,193
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

                         PRIDE PETROLEUM SERVICES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                          ---------------------
                                                            1995        1994
                                                          ---------   ---------

REVENUES . . . . . . . . . . . . . . . . . . . . . . .    $  68,856   $  40,257
                                                          ---------   ---------

COSTS AND EXPENSES
   Operating costs . . . . . . . . . . . . . . . . . .       50,377      30,819
   Depreciation and amortization . . . . . . . . . . .        4,131       2,053
   Selling, general and administrative . . . . . . . .        7,267       5,394
                                                          ---------   ---------
      Total costs and expenses . . . . . . . . . . . .       61,775      38,266
                                                          ---------   ---------

         Earnings from operations. . . . . . . . . . .        7,081       1,991

OTHER INCOME (EXPENSE)
   Other income (expense). . . . . . . . . . . . . . .           18        (453)
   Interest income . . . . . . . . . . . . . . . . . .          267          77
   Interest expense. . . . . . . . . . . . . . . . . .       (1,660)       (105)
                                                          ---------   ---------
         Total other expense, net. . . . . . . . . . .       (1,375)       (481)
                                                          ---------   ---------

EARNINGS BEFORE INCOME TAXES . . . . . . . . . . . . .        5,706       1,510

INCOME TAX PROVISION . . . . . . . . . . . . . . . . .        2,124         531
                                                          ---------   ---------

NET EARNINGS . . . . . . . . . . . . . . . . . . . . .    $   3,582   $     979
                                                          =========   =========

NET EARNINGS PER SHARE . . . . . . . . . . . . . . . .    $     .14   $     .06
                                                          =========   =========

WEIGHTED AVERAGE COMMON SHARES AND
   COMMON SHARE EQUIVALENTS OUTSTANDING. . . . . . . .       25,496      17,537
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

                         PRIDE PETROLEUM SERVICES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                          ---------------------
                                                            1995        1994
                                                          ---------   ---------

REVENUES . . . . . . . . . . . . . . . . . . . . . . .    $ 131,368   $  77,062
                                                          ---------   ---------

COSTS AND EXPENSES
   Operating costs . . . . . . . . . . . . . . . . . .       95,548      59,346
   Depreciation and amortization . . . . . . . . . . .        7,709       4,046
   Selling, general and administrative . . . . . . . .       15,309      10,415
                                                          ---------   ---------
      Total costs and expenses . . . . . . . . . . . .      118,566      73,807
                                                          ---------   ---------

         Earnings from operations. . . . . . . . . . .       12,802       3,255

OTHER INCOME (EXPENSE)
   Other income (expense). . . . . . . . . . . . . . .           28        (536)
   Interest income . . . . . . . . . . . . . . . . . .          392         359
   Interest expense. . . . . . . . . . . . . . . . . .       (2,907)       (124)
                                                          ---------   ---------
         Total other expense, net. . . . . . . . . . .       (2,487)      ( 301)
                                                          ---------   ---------

EARNINGS BEFORE INCOME TAXES . . . . . . . . . . . . .       10,315       2,954

INCOME TAX PROVISION . . . . . . . . . . . . . . . . .        3,721       1,046
                                                          ---------   ---------

NET EARNINGS . . . . . . . . . . . . . . . . . . . . .    $   6,594   $   1,908
                                                          =========   =========

NET EARNINGS PER SHARE . . . . . . . . . . . . . . . .    $     .26   $     .11
                                                          =========   =========

WEIGHTED AVERAGE COMMON SHARES AND
   COMMON SHARE EQUIVALENTS OUTSTANDING. . . . . . . .       25,082      17,135
                                                          =========   =========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                         PRIDE PETROLEUM SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                          ---------------------
                                                            1995        1994
                                                          ---------   ---------
OPERATING ACTIVITIES
   Net earnings. . . . . . . . . . . . . . . . . . . .    $   6,594   $   1,908
   Adjustments to reconcile net earnings to net
    cash provided (used) by operating activities -
      Depreciation and amortization. . . . . . . . . .        7,709       4,046
      Deferred interest. . . . . . . . . . . . . . . .        1,947       --
      Gain on sale of assets . . . . . . . . . . . . .         (171)       (342)
      Effect of exchange rates . . . . . . . . . . . .            6         588
      Deferred tax provision (benefit) . . . . . . . .          904        (167)
      Changes in assets and liabilities, net of
       effects of acquisitions -
         Trade receivables . . . . . . . . . . . . . .       (7,171)     (3,269)
         Parts and supplies. . . . . . . . . . . . . .       (1,289)       (667)
         Other current assets. . . . . . . . . . . . .       (2,692)     (1,266)
         Accounts payable. . . . . . . . . . . . . . .        2,667        (394)
         Accrued expenses and other. . . . . . . . . .          355        (453)
                                                          ---------   ---------
            Net cash provided (used) by
               operating activities. . . . . . . . . .        8,859         (16)
                                                          ---------   ---------
INVESTING ACTIVITIES
   Purchase of net assets of acquired entities,
     including acquisition costs, less cash acquired .       (1,662)    (22,054)
   Purchases of property and equipment . . . . . . . .      (22,058)     (9,611)
   Proceeds from short-term investments. . . . . . . .        1,009       1,004
   Proceeds from sale of property and equipment. . . .          263         598
   Other . . . . . . . . . . . . . . . . . . . . . . .         (447)          4
                                                          ---------   ---------
            Net cash used in investing activities. . .      (22,895)    (30,059)
                                                          ---------   ---------
FINANCING ACTIVITIES
   Proceeds from issuance of common stock. . . . . . .          444      32,073
   Proceeds from debt borrowings . . . . . . . . . . .       23,133       3,854
   Reduction of debt . . . . . . . . . . . . . . . . .       (4,322)       (100)
   Other . . . . . . . . . . . . . . . . . . . . . . .           80       --
                                                          ---------   ---------
            Net cash provided by financing activities.       19,335      35,827
                                                          ---------   ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . .        5,299       5,752
CASH AND CASH EQUIVALENTS, beginning of period . . . .        5,970       7,509
                                                          ---------   ---------

CASH AND CASH EQUIVALENTS, end of period . . . . . . .    $  11,269   $  13,261
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

      The unaudited consolidated financial information included herein reflects all adjustments, consisting only of normal recurring adjustments, which are necessary, in the opinion of management, for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for full years.

2.  COMMITMENTS AND CONTINGENCIES

      The Company is routinely involved in litigation incidental to its business, which often involves claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the existing litigation will have any material adverse effect on the Company's financial position or results of operations.

      The Company is self-insured with respect to physical damage or loss to its domestic vehicles, land rigs, and equipment (except for thirteen of its largest domestic land rigs). Thirteen of the Company's largest domestic land rigs and all of the Company's international land rigs are insured, with deductibles of generally $25,000 per occurrence. The Company's offshore platform rigs and barge rigs are insured with deductibles of $50,000 and $150,000, respectively. Presently, the Company has insurance deductibles of $250,000 per occurrence for domestic workers' compensation claims, $100,000 per occurrence for domestic automobile liability claims, and $250,000 for general liability claims. The Company further limits its exposure by maintaining an accident and health insurance policy with respect to its domestic employees with a deductible of $10,000 per occurrence. Coverages with respect to foreign operations for workers' compensation and automobile claims are subject to deductibles of $40,000 to $100,000 per occurrence.

      The Company accrues for its estimated share of insured claims. As of June 30, 1995 and December 31, 1994, the Company had accrued approximately $11,044,000 and $11,111,000, respectively for claims liabilities, of which $6,138,000 and $6,047,000, respectively was included in current liabilities and $4,906,000 and $5,064,000, respectively, was reflected as other long-term liabilities in the accompanying unaudited consolidated balance sheet. As of June 30, 1995, the Company had letters of credit outstanding totaling $10,714,000. These letters of credit guarantee principally the funding of the Company's share of insured claims.

                         PRIDE PETROLEUM SERVICES, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

3.  LONG-TERM DEBT

      Long-term debt at June 30, 1995 and December 31, 1994 consists of the following:

                                                       JUNE 30, DECEMBER 31,
                                                         1995        1994
                                                       --------   --------
                                                          (in thousands)
      Limited-recourse secured term loans . . . . .    $ 44,503   $ 33,311
      Secured term loans. . . . . . . . . . . . . .      13,130      8,860
      Notes payable . . . . . . . . . . . . . . . .       7,930        200
      Acquisition note payable. . . . . . . . . . .       5,666       --
      Revolving line of credit. . . . . . . . . . .       1,283      3,325
      Bank overdraft facility . . . . . . . . . . .         600          2
                                                       --------   --------
                                                         73,112     45,698
      Less: current portion . . . . . . . . . . . .      11,593      3,602
                                                       --------   --------
                                                       $ 61,519   $ 42,096
                                                       ========   ========

      The balance of the limited-recourse secured term loans at June 30, 1995 includes $9,172,000 of construction advances and $2,020,000 of accrued interest which was added to the principal amount of the loans during the first six months of 1995. Approximately $73,000 of such accrued interest was capitalized as part of the cost of the related assets during the first six months of 1995. Pursuant to the terms of the loan agreements, interest, which accrues at a rate of 9.61% per annum, was added to the principal amount of the loans until the first scheduled payment in July 1995, and will be payable from the proceeds of the related charter contracts in 109 equal monthly installments of principal and interest. In addition, a portion of contract proceeds are to be held in trust to assure that timely payment of future debt service obligations is made. At June 30, 1995, $3,044,000 of such contract proceeds, which amount is included in cash and cash equivalents on the accompanying unaudited consolidated balance sheet, are being held in trust for the benefit of the lenders, and is not presently available for use by the Company.

      Borrowings pursuant to the secured term loans were increased by $4,270,000 during the first six months of 1995 to finance certain additions to property and equipment.

      Notes payable include five notes payable to lending institutions totaling an aggregate $7,247,000 which are collateralized by selected property and equipment, financed insurance premiums in the amount of $633,000, and a note payable in the amount of $50,000 issued to the sellers of certain assets acquired by the Company during the first quarter of 1995.

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

                         PRIDE PETROLEUM SERVICES, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

      The Company had domestic bank lines of credit of $23,000,000 as of June 30, 1995, and letters of credit totaling $10,714,000 outstanding against these facilities. Additionally, $1,283,000 of borrowings were outstanding thereunder. Cash and cash equivalents and a portion of accounts receivable have been pledged as security pursuant to these credit facilities.

4.  NET EARNINGS PER SHARE

      Net earnings per share has been computed based on the weighted average number of common shares outstanding during the applicable period. Common share equivalents have been included in periods in which their effect is dilutive. Common share equivalents include the number of shares issuable upon the exercise of stock options and warrants, less the number of shares that could have been repurchased with the exercise proceeds, using the treasury stock method. Fully diluted net earnings per share have not been presented as the results are not materially different.

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

      The assets acquired and liabilities assumed in the X-Pert acquisition were as follows:

                                                       ASSETS (LIABILITIES)
                                                       --------------------
                                                          (in thousands)
            Cash and cash equivalents. . . . . . . . . .    $   1,719
            Trade receivables. . . . . . . . . . . . . .        2,254
            Other current assets . . . . . . . . . . . .           80
            Property and equipment . . . . . . . . . . .       10,000
            Other assets . . . . . . . . . . . . . . . .          725
            Accounts payable . . . . . . . . . . . . . .         (648)
            Accrued expenses . . . . . . . . . . . . . .         (761)
            Long-term debt . . . . . . . . . . . . . . .         (569)
            Deferred income taxes. . . . . . . . . . . .       (2,800)
                                                             --------
                                                             $ 10,000
                                                             --------

                         PRIDE PETROLEUM SERVICES, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

      Unaudited pro forma results of operations assuming the acquisition of X-Pert had occurred on January 1, 1994, are as follows:

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                    ---------------------
                                                       1995        1994
                                                    ---------   ---------
                                                    (in thousands, except
                                                        per share data)
      Revenues                                      $ 133,361   $  84,044
      Net Earnings                                  $   6,723   $   2,319
      Earnings per share                            $     .27   $     .13

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

TERMINATED ACQUISITIONS

      In March 1995, the Company entered into a letter of intent to acquire Horizon Directional Systems, Inc. ("Horizon"), a Houston, Texas based horizontal and directional drilling company. In April 1995, the Company was notified that litigation had been filed against Horizon. The letter of intent to acquire Horizon has expired and the Company does not currently intend to pursue the acquisition of Horizon.

      In April 1995, the Company entered into a letter of intent to acquire substantially all of the assets of Reeled Tubing, Inc. ("Reeled Tubing") of Harvey, Louisiana. The Company was not able to develop terms of a mutually acceptable transaction, thereby resulting in the termination of the acquisition efforts with respect to Reeled Tubing.

6.  ISSUANCES OF COMMON STOCK

      During the second quarter of 1995, 192,500 shares of the Company's common stock were issued pursuant to the exercise of employee stock options. The Company received proceeds of $444,000 in connection with the exercise of such employee stock options.

      In April 1995, the Company issued 87,000 shares of common stock pursuant to the contractual earnout provisions of an acquisition agreement to an individual who became a director of the Company in connection with such acquisition. The value of such shares, estimated to be $435,000 has been

                         PRIDE PETROLEUM SERVICES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

allocated to the acquired assets and will be amortized over the remaining useful lives of such assets. In June 1995, the Company entered into an agreement with the director, pursuant to which it agreed to issue 203,000 additional shares of common stock in exchange for the director's remaining contingent right to receive up to 73,000 common shares and the exercise of warrants to acquire an additional 500,000 shares of common stock on a net value basis. The value of the shares to be issued, estimated to be $1,040,000, will also be allocated to the acquired assets.

      Also in April 1995, the Company issued 35,200 shares of common stock, having an estimated aggregate value of $220,000, as consideration for the purchase of support assets.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of Pride Petroleum Services, Inc.:

      We have reviewed the accompanying consolidated balance sheet of Pride Petroleum Services, Inc. as of June 30, 1995, the related consolidated statement of operations for the three-month and six-month periods ended June 30, 1995 and 1994, and the related consolidated statement of cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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


Houston, Texas
August 4, 1995

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

GENERAL

      The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of Pride Petroleum Services, Inc. (the "Company") as of June 30, 1995 and for the three and six month periods ended June 30, 1995 and 1994 included elsewhere herein, and with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

      Since 1991, the Company has actively sought to diversify beyond domestic land based operations into international and offshore markets. In July 1993, the Company purchased established well servicing and drilling operations in Argentina and Venezuela and, in February 1994, acquired four additional rigs in Argentina. The Company has also deployed 20 rigs from its U.S. fleet to Argentina and two rigs from its U.S. fleet to Venezuela. Also, during the first half of 1993, the Company mobilized three rigs to Western Siberia, where operations commenced in June 1993. The Company is continuing to pursue opportunities to expand internationally, particularly in situations where it can deploy underutilized assets from its domestic fleet.

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

RESULTS OF OPERATIONS

      The following table sets forth selected consolidated financial information of the Company expressed as percentages for the periods indicated:

                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                            JUNE 30,              JUNE 30,
                                      --------   --------   --------   --------
                                        1995       1994       1995       1994
                                      --------   --------   --------   --------
Revenues:
   Domestic land . . . . . . . . .        43.7%      60.3%      43.3%      62.4%
   Domestic offshore . . . . . . .        18.5        1.8       19.7        1.0
   International . . . . . . . . .        37.8       37.9       37.0       36.6
                                      --------   --------   --------   --------
      Total revenues . . . . . . .       100.0%     100.0%     100.0%     100.0%
                                      ========   ========   ========   ========
Earnings from operations:
   Domestic land . . . . . . . . .        20.2%      44.0%      20.3%      43.7%
   Domestic offshore . . . . . . .        24.9        4.2       28.4        2.6
   International . . . . . . . . .        54.9       51.8       51.3       53.7
                                      --------   --------   --------   --------
      Total earnings from operations     100.0%     100.0%     100.0%     100.0%
                                      ========   ========   ========   ========

THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO THREE MONTHS ENDED JUNE 30, 1994.

      REVENUES. Revenues for the three months ended June 30, 1995 increased $28,599,000, or 71%, as compared to the corresponding period in 1994. Of this increase, $12,060,000 was attributable to domestic offshore operations, which the Company acquired in June 1994, and $10,712,000 was a result of expansion of the Company's international operations, primarily in Venezuela and Argentina. Revenues from Venezuelan operations increased primarily as a result of the commencement of operations of the Company's two drilling/workover barge rigs. Revenues from domestic land operations increased $5,827,000, primarily as a result of the acquisition of X-Pert in March 1995 as well as some improvement in pricing for the Company's services.

      OPERATING COSTS. Operating costs for the three months ended June 30, 1995 increased $19,558,000, or 63%, as compared to the corresponding period in 1994. Of this increase, $8,354,000 was attributable to the Company's recently acquired domestic offshore operations, and $6,780,000 was a result of expansion of the Company's international operations, as discussed above. Operating costs related to domestic land operations increased $4,424,000, corresponding to the addition of Xpert.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended June 30, 1995 increased $2,078,000, or 101%, as compared to the corresponding period in 1994, primarily as a result of provisions for recently acquired domestic offshore and international assets.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended June 30, 1995 increased $1,873,000, or 35%, as compared to the corresponding period in 1994, primarily as a result of the inclusion of such costs for acquired domestic offshore, land and international operations. As a percentage of revenues, however, total selling, general and administrative costs declined to 11% for the second quarter of 1995 from 13% for the second quarter of 1994, as such costs have been spread over a larger revenue base.

      EARNINGS FROM OPERATIONS. The Company generated earnings from operations for the three months ended June 30, 1995 of $7,081,000. Of this amount, $3,888,000 was generated by international operations, $1,761,000 was generated by domestic offshore operations and $1,432,000 was generated by domestic land operations. For the corresponding quarter of 1994, international operations generated earnings from operations of $1,031,000, domestic land operations generated earnings from operations of $876,000 and domestic offshore operations generated earnings from operations of $84,000 (including only nine days of operating results for offshore operations during the 1994 period immediately following their acquisition).

      OTHER INCOME (EXPENSE). Other income (expense) for the second quarter of 1995 included no gains or losses related to foreign currency translation and transactions versus $482,000 of losses for the corresponding 1994 quarter. Interest income increased to $267,000 for the three months ended June 30, 1995 from $77,000 for the corresponding 1994 period due to an increase in cash available for investment. Interest expense for the three months ended June 30, 1995 increased by $1,555,000, as a result of borrowings related to the two drilling/workover barge rigs, acquisitions and other additions to property and equipment.

      INCOME TAX PROVISION. The Company's consolidated effective income tax rate for the three months ended June 30, 1995, increased to approximately 37% from approximately 35% for the corresponding period in 1994, primarily as a result of changes in the Company's overall earnings mix.

SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO SIX MONTHS ENDED JUNE 30, 1994.

      REVENUES. Revenues for the six months ended June 30, 1995 increased $54,306,000, or 70%, as compared to the corresponding period in 1994. Of this increase, $25,118,000 was attributable to domestic offshore operations, which the Company acquired in June 1994, and $20,432,000 was a result of expansion of the Company's international operations, primarily in Venezuela and Argentina. Revenues from Venezuelan operations increased primarily as a result of the commencement of operations of the Company's two drilling/workover barge rigs. Revenues from domestic land operations increased $8,756,000, primarily as a result of the acquisition of X-Pert in March 1995 as well as some improvement in pricing for the Company's services.

      OPERATING COSTS. Operating costs for the six months ended June 30, 1995 increased $36,202,000, or 61%, as compared to the corresponding period in 1994. Of this increase, $17,628,000 was attributable to the Company's recently acquired domestic offshore operations, and $12,344,000 was a result of expansion of the Company's international operations, as discussed above. Operating costs related to domestic land operations increased $6,230,000, corresponding to the addition of Xpert.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the six months ended June 30, 1995 increased $3,663,000, or 91%, as compared to the corresponding period in 1994, primarily as a result of provisions for recently acquired domestic offshore and international assets.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the six months ended June 30, 1995 increased $4,894,000, or 47%, as compared to the corresponding period in 1994, primarily as a result of the inclusion of such costs for acquired domestic offshore, land and international operations. As a percentage of revenues, however, total selling, general and administrative costs declined to 12% for the first six months of 1995 from 14% for the first six months of 1994, as such costs have been spread over a larger revenue base.

      EARNINGS FROM OPERATIONS. The Company generated earnings from operations for the six months ended June 30, 1995 of $12,802,000. Of this amount, $6,573,000 was generated by international operations, $3,634,000 was generated by domestic offshore operations and $2,595,000 was generated by domestic land operations. For the corresponding six month period of 1994, international operations generated earnings from operations of $1,747,000, domestic land operations generated earnings from operations of $1,424,000 and domestic offshore operations generated earnings from operations of $84,000 (including only nine days of operating results for offshore operations during the 1994 period immediately following their acquisition).

      OTHER INCOME (EXPENSE). Other income (expense) for the six months ended June 30, 1995 included $6,000 of losses related to foreign currency translation and transactions versus $588,000 of losses for the corresponding 1994 period. Interest income increased to $392,000 for the six months ended June 30, 1995 from $359,000 for the corresponding 1994 period, due to an increase in excess cash available for investment. Interest expense for the six months ended June 30, 1995 increased by $2,783,000, as a result of borrowings related to the two drilling/workover barge rigs, acquisitions and other additions to property and equipment.

      INCOME TAX PROVISION. The Company's consolidated effective income tax rate for the six months ended June 30, 1995, increased to approximately 36% from approximately 35% for the corresponding period in 1994, primarily as a result of changes in the Company's overall earnings mix.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had net working capital of $30,337,000 and $26,640,000 at June 30, 1995 and December 31, 1994, respectively. The Company's current ratio was
1.7 to 1.0 at June 30, 1995 and 1.8 to 1.0 at December 31, 1994. The Company expects to meet its operational and normal ongoing capital expenditure requirements from internally generated cash flows and from existing bank credit lines.

      As of June 30, 1995, the Company had domestic bank lines of credit of $23,000,000, against which letters of credit totaling $10,714,000 and borrowings of $1,283,000 were outstanding. Substantially all of these letters of credit have been issued in favor of the Company's insurance carriers to guarantee payment of the Company's share of insured claims. As of June 30, 1995, the Company had accrued approximately $11,044,000 of claims liabilities, of which $6,138,000 was included in current liabilities and $4,906,000 was reflected as other long-term liabilities in the accompanying unaudited consolidated balance sheet. The Company has estimated the amount and timing of payment of these liabilities based on actuarial studies provided by the insurance carriers and past experience. Due to the nature of the Company's business and the structure of its insurance program, the occurrence of a significant event against which the Company is not fully insured, or of a number of lesser events against which the Company is insured, but subject to substantial deductibles, could significantly impact the operating results of the Company for a given period.

      During 1994, the Company entered into long-term financing arrangements with two Japanese trading companies in connection with the construction and operation of two drilling/workover barge rigs. The aggregate amount of the collateralized term loans was initially $42,000,000. As of June 30, 1995, $2,503,000 of accrued interest has been added to the principal amount of the loans. Pursuant to the terms of the loan agreements, interest, which accrues at a rate of 9.61% per annum, was added to the principal amount of the loans until the first scheduled payment in July 1995, and will be payable from the proceeds of the related charter contracts in 109 equal monthly installments of principal and interest. In addition, a portion of contract proceeds are to be held in trust to assure that timely payment of future debt service obligations is made. At June 30, 1995, $3,044,000 of such contract proceeds are being held in trust for the benefit of the lenders, and is not presently available for use by the Company. The terms of the financing agreement limit the lenders' recourse essentially to the barge rigs and contract proceeds and the assets of the Company's Venezuelan subsidiary. The Company also provided the lenders a limited guaranty with respect to certain political risks. The Company has obtained political risks insurance policies from the Overseas Private Investment Corporation ("OPIC"), a U.S. government entity, to protect against political risks that could result in potential payments under the terms of the Company's guaranty. At June 30, 1995, the Company had borrowed $44,503,000 pursuant to this financing arrangement.

      In connection with the acquisition and planned upgrading and expansion of its acquired offshore platform rig fleet in 1994, the Company established credit facilities with a lending institution in the aggregate amount of $14,400,000.
In February 1995, this credit facility was amended to, among other things, increase the aggregate borrowing availability to $30,000,000. As of June 30, 1995, $13,130,000 was outstanding pursuant to this facility. The Company plans to continue a program to upgrade its offshore platform rig fleet throughout 1995. During the six months ended June 30, 1995, the Company spent approximately $9,000,000 toward offshore assets, including: (i) construction of a new "flagship" state-of-the-art diesel electric platform rig, (ii) major rig refurbishments and(iii) auxilliary equipment such as top-drive drilling systems, larger capacity pumps and generators, and improved living quarters.

      The Company spent approximately $3,800,000 during the six months ended June 30, 1995 to complete construction of the two new drilling/workover barge rigs. Rig refurbishment and international deployment costs for the six months ended June 30, 1995 and 1994 were approximately $8,000,000 and $4,100,000 respectively.

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

      Capital expenditures related to other domestic operations for the six months ended June 30, 1995 and 1994 were approximately $1,200,000 and $2,700,000, respectively.

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

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121, which is effective for fiscal years beginning after December 15, 1995, requires that long-lived assets and certain identifiable intangibles to be held and used by the entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company does not expect that the adoption of SFAS No. 121 will have any material effect on its financial position or results of operations.

                                     PART II


                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of shareholders of the Company was held in Houston, Texas on May 16, 1995, for the purpose of voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation.

      Shareholders approved an amendment to the Company's Long-Term Incentive Plan to (i) increase the number of shares available for stock options and other awards from 9% to 13% of outstanding shares and (ii) make certain changes to conform with Section 162(m) of the Internal Revenue Code by the following vote:

            Shares voted "For"                15,559,960
            Shares voted "Against"             2,541,491
            Shares "Abstaining"                  904,892
            Shares not voted                   5,221,309

      Shareholders ratified the selection of Coopers & Lybrand L.L.P. as the Company's independent accountants for 1995 by the following vote:

            Shares voted "For"                18,972,998
            Shares voted "Against"                42,915
            Shares "Abstaining"                  243,447
            Shares not voted                   4,968,292

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

Exhibit No.                        Description
- -----------                       -------------

   10.1   -   Agreement dated as of June 13, 1995 between Pride Petroleum
                 Services, Inc. and Financial Overseas Management, S.A.

   15     -   Awareness Letter of Independent Accountants

      (b)   Reports on Form 8-K

      During the second quarter of 1995, the Company filed Amendment No. 1 on Form 8-K/A to its Current Report dated March 22, 1995, relating to the acquisition of X-Pert. Included in the Form 8-K/A were audited financial statements of X-Pert and pro forma financial statements for the Company.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PRIDE PETROLEUM SERVICES, INC.



                                        By:             RAY H. TOLSON
                                            -----------------------------------
                                                       (Ray H. Tolson)
                                            President, Chief Executive Officer
                                                and Chairman of the Board



                                        By:             PAUL A. BRAGG
                                             -----------------------------------
                                                       (Paul A. Bragg)
                                               Vice President, Chief Financial
                                                    Officer and Treasurer



                                        By:           EARL W. MCNIEL
                                             -----------------------------------
                                                     (Earl W. McNiel)
                                                 Chief Accounting Officer

Date:  August 4, 1995