Form 10-Q
period 1995-09-30
PRIDE PETROLEUM SERVICES INC
filed 1995-11-15
CIK 833081

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

                For the quarterly period ended September 30, 1995

                                       or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

                                                      Outstanding at
         Class of Common Stock                       November 1, 1995
         ---------------------                       -----------------

                no par                               24,808,852 shares

================================================================================

                         PRIDE PETROLEUM SERVICES, INC.

                                     INDEX


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Consolidated Balance Sheet -
         September 30, 1995 and December 31, 1994. . . . . . . . . . . .       3
      Consolidated Statement of Operations -
         Three months ended September 30, 1995 and 1994. . . . . . . . .       4
      Consolidated Statement of Operations -
         Nine months ended September 30, 1995 and 1994 . . . . . . . . .       5
      Consolidated Statement of Cash Flows -
         Nine months ended September 30, 1995 and 1994 . . . . . . . . .       6
      Notes to Unaudited Consolidated Financial Statements . . . . . . .       7
      Report of Independent Accountants. . . . . . . . . . . . . . . . .      12

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . .      13

PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .      20

   Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21

                          PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                         PRIDE PETROLEUM SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)
                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1995          1994
                                                        ---------     ---------
                                                       (Unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents . . . . . . . . . . . .    $  11,139     $   5,970
   Short-term investments. . . . . . . . . . . . . .        2,000         3,001
   Trade receivables, net of allowance for doubtful
      accounts of $617 and $394, respectively. . . .       45,710        38,334
   Parts and supplies. . . . . . . . . . . . . . . .        7,235         4,468
   Deferred income taxes . . . . . . . . . . . . . .        2,532         2,388
   Other current assets. . . . . . . . . . . . . . .        9,070         6,128
                                                        ---------     ---------
         Total current assets. . . . . . . . . . . .       77,686        60,289
                                                        ---------     ---------
PROPERTY AND EQUIPMENT, AT COST. . . . . . . . . . .      290,273       246,365
ACCUMULATED DEPRECIATION . . . . . . . . . . . . . .     (117,009)     (106,466)
                                                        ---------     ---------
         Net property and equipment. . . . . . . . .      173,264       139,899
                                                        ---------     ---------
GOODWILL AND OTHER INTANGIBLES, NET. . . . . . . . .        3,675         3,580
OTHER ASSETS . . . . . . . . . . . . . . . . . . . .        2,193         1,425
                                                        ---------     ---------
                                                        $ 256,818     $ 205,193
                                                        =========     =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable. . . . . . . . . . . . . . . . .    $  18,408     $  14,715
   Accrued expenses. . . . . . . . . . . . . . . . .       17,608        15,332
   Current portion of long-term debt . . . . . . . .       12,756         3,602
                                                        ---------     ---------
         Total current liabilities . . . . . . . . .       48,772        33,649
                                                        ---------     ---------
OTHER LONG-TERM LIABILITIES. . . . . . . . . . . . .        5,118         5,327
LONG-TERM DEBT, net of current portion . . . . . . .       58,817        42,096
DEFERRED INCOME TAXES. . . . . . . . . . . . . . . .       17,565        12,736
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
   Common stock, no par value; 40,000,000 shares
      authorized:  24,849,572 and 24,081,872 shares
      issued and 24,795,352 and 24,027,652 shares
      outstanding, respectively. . . . . . . . . . .            1             1
   Paid-in capital . . . . . . . . . . . . . . . . .       95,190        91,256
   Treasury stock, at cost . . . . . . . . . . . . .         (191)         (191)
   Retained earnings . . . . . . . . . . . . . . . .       31,546        20,319
                                                        ---------     ---------
         Total shareholders' equity. . . . . . . . .      126,546       111,385
                                                        ---------     ---------
                                                        $ 256,818     $ 205,193
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

                         PRIDE PETROLEUM SERVICES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          ---------------------
                                                            1995        1994
                                                          ---------   ---------

REVENUES . . . . . . . . . . . . . . . . . . . . . . .    $  67,144   $  50,974
                                                          ---------   ---------

COSTS AND EXPENSES
   Operating costs . . . . . . . . . . . . . . . . . .       47,828      40,056
   Depreciation and amortization . . . . . . . . . . .        4,368       2,761
   Selling, general and administrative . . . . . . . .        8,311       6,387
                                                          ---------   ---------
      Total costs and expenses . . . . . . . . . . . .       60,507      49,204
                                                          ---------   ---------

         Earnings from operations. . . . . . . . . . .        6,637       1,770

OTHER INCOME (EXPENSE)
   Other income. . . . . . . . . . . . . . . . . . . .        1,612         216
   Interest income . . . . . . . . . . . . . . . . . .          185         112
   Interest expense. . . . . . . . . . . . . . . . . .       (1,782)        (46)
                                                          ---------   ---------
         Total other income, net . . . . . . . . . . .           15         282
                                                          ---------   ---------

EARNINGS BEFORE INCOME TAXES . . . . . . . . . . . . .        6,652       2,052

INCOME TAX PROVISION . . . . . . . . . . . . . . . . .        2,019         124
                                                          ---------   ---------

NET EARNINGS . . . . . . . . . . . . . . . . . . . . .    $   4,633   $   1,928
                                                          =========   =========

NET EARNINGS PER SHARE . . . . . . . . . . . . . . . .    $     .18   $     .08
                                                          =========   =========

WEIGHTED AVERAGE COMMON SHARES AND
   COMMON SHARE EQUIVALENTS OUTSTANDING. . . . . . . .       25,708      24,418
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

                         PRIDE PETROLEUM SERVICES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          ---------------------
                                                            1995        1994
                                                          ---------   ---------

REVENUES . . . . . . . . . . . . . . . . . . . . . . .    $ 198,512   $ 128,036
                                                          ---------   ---------

COSTS AND EXPENSES
   Operating costs . . . . . . . . . . . . . . . . . .      143,376      99,402
   Depreciation and amortization . . . . . . . . . . .       12,077       6,807
   Selling, general and administrative . . . . . . . .       23,620      16,802
                                                          ---------   ---------
      Total costs and expenses . . . . . . . . . . . .      179,073     123,011
                                                          ---------   ---------

         Earnings from operations. . . . . . . . . . .       19,439       5,025

OTHER INCOME (EXPENSE)
   Other income (expense). . . . . . . . . . . . . . .        1,640        (320)
   Interest income . . . . . . . . . . . . . . . . . .          577         471
   Interest expense. . . . . . . . . . . . . . . . . .       (4,689)       (170)
                                                          ---------   ---------
         Total other expense, net. . . . . . . . . . .       (2,472)        (19)
                                                          ---------   ---------

EARNINGS BEFORE INCOME TAXES . . . . . . . . . . . . .       16,967       5,006

INCOME TAX PROVISION . . . . . . . . . . . . . . . . .        5,740       1,170
                                                          ---------   ---------

NET EARNINGS . . . . . . . . . . . . . . . . . . . . .    $  11,227   $   3,836
                                                          =========   =========

NET EARNINGS PER SHARE . . . . . . . . . . . . . . . .    $     .44   $     .20
                                                          =========   =========

WEIGHTED AVERAGE COMMON SHARES AND
   COMMON SHARE EQUIVALENTS OUTSTANDING. . . . . . . .       25,280      19,590
                                                          =========   =========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                         PRIDE PETROLEUM SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          ---------------------
                                                            1995        1994
                                                          ---------   ---------
OPERATING ACTIVITIES
   Net earnings. . . . . . . . . . . . . . . . . . . .    $  11,227   $   3,836
   Adjustments to reconcile net earnings to net
    cash provided by operating activities -
      Depreciation and amortization. . . . . . . . . .       12,077       6,807
      Deferred interest. . . . . . . . . . . . . . . .        1,947       --
      Gain on sale of assets . . . . . . . . . . . . .       (1,597)       (398)
      Effect of exchange rates . . . . . . . . . . . .            7         393
      Deferred tax provision (benefit) . . . . . . . .        1,001         (51)
      Changes in assets and liabilities, net of
       effects of acquisitions -
         Trade receivables . . . . . . . . . . . . . .       (5,122)     (6,029)
         Parts and supplies. . . . . . . . . . . . . .       (2,475)     (1,040)
         Other current assets. . . . . . . . . . . . .       (4,759)     (1,042)
         Accounts payable. . . . . . . . . . . . . . .        2,988       7,949
         Accrued expenses and other. . . . . . . . . .        1,141         450
                                                          ---------   ---------
            Net cash provided by operating activities.       16,435      10,875
                                                          ---------   ---------
INVESTING ACTIVITIES
   Purchase of net assets of acquired entities,
     including acquisition costs, less cash acquired .       (1,999)    (22,054)
   Pre-funded construction costs . . . . . . . . . . .        --        (21,440)
   Purchases of property and equipment . . . . . . . .      (34,426)    (12,375)
   Proceeds from short-term investments. . . . . . . .        1,009       1,004
   Proceeds from sale of property and equipment. . . .        6,603         724
   Other . . . . . . . . . . . . . . . . . . . . . . .         (473)         (6)
                                                          ---------   ---------
            Net cash used in investing activities. . .      (29,286)    (54,147)
                                                          ---------   ---------
FINANCING ACTIVITIES
   Proceeds from issuance of common stock. . . . . . .          655      32,073
   Proceeds from debt borrowings . . . . . . . . . . .       22,682       4,663
   Reduction of debt . . . . . . . . . . . . . . . . .       (5,410)       (420)
   Other . . . . . . . . . . . . . . . . . . . . . . .           93        (199)
                                                          ---------   ---------
            Net cash provided by financing activities.       18,020      36,117
                                                          ---------   ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS . . . . . . . . . . . . .        5,169      (7,155)
CASH AND CASH EQUIVALENTS, beginning of period . . . .        5,970       7,509
                                                          ---------   ---------
CASH AND CASH EQUIVALENTS, end of period . . . . . . .    $  11,139   $     354
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

      The Company is self-insured with respect to physical damage or loss to its domestic vehicles, land rigs, and equipment (except for thirteen of its largest domestic land rigs). Thirteen of the Company's largest domestic land rigs and all of the Company's international land rigs are insured, with deductibles of generally $25,000 per occurrence. The Company's offshore platform rigs and barge rigs are insured with deductibles of $50,000 and $150,000, respectively. Presently, the Company has insurance deductibles of $250,000 per occurrence for domestic workers' compensation claims, $100,000 per occurrence for domestic automobile liability claims, and $250,000 for general liability claims. The Company further limits its exposure by maintaining an accident and health insurance policy with respect to its domestic employees with a deductible of $10,000 per occurrence. Coverages with respect to foreign operations for workers' compensation and automobile claims are subject to deductibles of generally $40,000 to $100,000 per occurrence.

      In July 1995, one of the Company's domestic land rigs was destroyed in an explosion and fire. The damaged rig was covered by insurance and the Company has received net insurance proceeds of $1,094,000. The Company recognized a gain from the insurance recovery of $1,049,000 which is included in other income in the accompanying unaudited consolidated statements of operations.

                         PRIDE PETROLEUM SERVICES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      The Company accrues expenses and liabilities for its estimated share of insured claims. As of September 30, 1995 and December 31, 1994, the Company had accrued approximately $9,846,000 and $11,111,000, respectively, for claims liabilities, of which $5,626,000 and $6,047,000, respectively, were included in current liabilities and $4,220,000 and $5,064,000, respectively, were reflected as other long-term liabilities in the accompanying unaudited consolidated balance sheet. As of September 30, 1995, the Company had letters of credit outstanding totaling $11,048,000. These letters of credit guarantee principally the Company's funding of its share of insured claims.

3.  LONG-TERM DEBT

      Long-term debt at September 30, 1995 and December 31, 1994 consists of the following:

                                                  SEPTEMBER 30, DECEMBER 31,
                                                      1995          1994
                                                    --------      --------
                                                        (in thousands)
      Limited-recourse secured term loans. . . .    $ 43,117      $ 33,311
      Secured term loans . . . . . . . . . . . .      12,590         8,860
      Notes payable. . . . . . . . . . . . . . .       7,025           200
      Acquisition note payable . . . . . . . . .       5,368          --
      Revolving line of credit . . . . . . . . .       2,773         3,325
      Bank overdraft facility. . . . . . . . . .         700             2
                                                    --------      --------
                                                      71,573        45,698
      Less: current portion. . . . . . . . . . .      12,756         3,602
                                                    --------      --------
                                                    $ 58,817      $ 42,096
                                                    ========      ========

      The balance of the limited-recourse secured term loans at September 30, 1995 includes $9,172,000 of construction advances and $2,020,000 of accrued interest which was added to the principal amount of the loans during the first nine months of 1995. Approximately $73,000 of such accrued interest was capitalized as part of the cost of the related assets during the first nine
months of 1995.   Pursuant to the terms of the loan agreements, interest, which accrues at a rate of 9.61% per annum, was added to the principal amount of the loans until the first scheduled payment in July 1995, and is being paid from the proceeds of the related charter contracts in 109 equal monthly installments of principal and interest. In addition, a portion of contract proceeds are being held in trust to assure that timely payment of future debt service obligations is made. At September 30, 1995, $2,435,000 of such contract proceeds, which amount is included in cash and cash equivalents on the accompanying unaudited consolidated balance sheet, are being held in trust for the benefit of the lenders, and is not presently available for use by the Company.

      Borrowings pursuant to the secured term loans were increased by $5,170,000 during the first nine months of 1995 to finance certain additions to property and equipment.

                         PRIDE PETROLEUM SERVICES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      Notes payable include five notes payable to lending institutions totaling an aggregate $6,720,000 which are collateralized by selected property and equipment, financed insurance premiums in the amount of $255,000, and a note payable in the amount of $50,000 issued to the sellers of certain assets acquired by the Company during the first quarter of 1995.

      In March 1995, the Company entered into a note payable to two individuals in the amount of $5,964,000 as partial consideration for a business acquisition. The note bears interest at the rate of 8.5% per annum and is repayable in quarterly installments through March 2000. The acquisition note is collateralized by certain of the property and equipment of the acquired business.

      The Company had domestic revolving bank lines of credit of $23,000,000 as of September 30, 1995, and letters of credit totaling $11,048,000 outstanding against these facilities. Additionally, $2,773,000 of borrowings were outstanding thereunder. Cash and cash equivalents and a portion of accounts receivable have been pledged as security pursuant to these credit facilities.

4.  LEASES

      In September 1995, the Company entered into an agreement with a financial institution for the sale and leaseback of up to $10,000,000 of equipment to be used in the Company's business. As of September 30, 1995, the Company has received proceeds of $5,500,000 pursuant to this facility. The Company has purchase and lease renewal options at projected future fair market values under the agreement. The lease has been classified as an operating lease for financial statement purposes. Rentals on the initial transaction are $1,167,000 annually. The net book value of the equipment has been removed from the balance sheet and the excess of $587,000 realized on the transaction has been deferred and will be amortized as a reduction of lease expense over the maximum lease term of five years.


5.  NET EARNINGS PER SHARE

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

6.  ACQUISITIONS

      In March 1995, the Company acquired all of the outstanding capital stock of X-Pert Enterprises, Inc. ("X-Pert") for aggregate consideration of approximately $10,000,000, consisting of $3,000,000 cash, a note payable to the selling shareholders in the amount of $5,964,000, and 200,000 shares of the Company's common stock.

                         PRIDE PETROLEUM SERVICES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      The assets acquired and liabilities assumed in the X-Pert acquisition were as follows:

                                                       ASSETS (LIABILITIES)
                                                       --------------------
                                                          (in thousands)
            Cash and cash equivalents. . . . . . . . . .    $   1,719
            Trade receivables. . . . . . . . . . . . . .        2,254
            Other current assets . . . . . . . . . . . .           80
            Property and equipment . . . . . . . . . . .       10,000
            Other assets . . . . . . . . . . . . . . . .          725
            Accounts payable . . . . . . . . . . . . . .         (648)
            Accrued expenses . . . . . . . . . . . . . .         (761)
            Long-term debt . . . . . . . . . . . . . . .         (569)
            Deferred income taxes. . . . . . . . . . . .       (2,800)
                                                             --------
                                                             $ 10,000
                                                             ========

      Unaudited pro forma results of operations assuming the acquisition of X-Pert had occurred on January 1, 1994, are as follows:

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                    ---------------------
                                                       1995        1994
                                                    ---------   ---------
                                                    (in thousands, except
                                                        per share data)
            Revenues                                $ 200,505   $ 138,845
            Net Earnings                            $  11,356   $   4,477
            Earnings per share                      $     .45   $     .23

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

7.  ISSUANCES OF COMMON STOCK

      During the nine months ended September 30, 1995, 242,500 shares of the Company's common stock were issued pursuant to the exercise of employee stock options. The Company received proceeds of $655,000 in connection with the exercise of such employee stock options.

                         PRIDE PETROLEUM SERVICES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      In April 1995, the Company issued 87,000 shares of common stock pursuant to the contractual earnout provisions of an acquisition agreement to an individual who became a director of the Company in connection with such acquisition. The value of such shares, estimated to be $435,000 has been allocated to the acquired assets and will be amortized over the remaining useful lives of such assets. In June 1995, the Company entered into an agreement with the director, pursuant to which it issued 203,000 additional shares of common stock in exchange for the director's remaining contingent right to receive up to 73,000 common shares and the exercise of warrants to acquire an additional 500,000 shares of common stock on a net value basis. The value of the additional shares issued, estimated to be $1,624,000, was also allocated to the acquired assets.

      Also in April 1995, the Company issued 35,200 shares of common stock, having an estimated aggregate value of $220,000, as consideration for the purchase of support assets.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of Pride Petroleum Services, Inc.:

      We have reviewed the accompanying consolidated balance sheet of Pride Petroleum Services, Inc. as of September 30, 1995, the related consolidated statement of operations for the three-month and nine-month periods ended September 30, 1995 and 1994, and the related consolidated statement of cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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


Houston, Texas
November 3, 1995

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

GENERAL

      The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of Pride Petroleum Services, Inc. (the "Company") as of September 30, 1995 and for the three and nine month periods ended September 30, 1995 and 1994 included elsewhere herein, and with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

      Since 1991, the Company has actively sought to diversify beyond domestic land based operations into international and offshore markets. In July 1993, the Company purchased established well servicing and drilling operations in Argentina and Venezuela and, in February 1994, acquired four additional rigs in Argentina. The Company has also deployed 20 rigs from its U.S. fleet to Argentina and four rigs from its U.S. fleet to Venezuela. During the first half of 1993, the Company mobilized three rigs to Western Siberia, where operations commenced in September 1993. In October 1995, the Company acquired a six rig operation in Colombia. The Company is continuing to pursue opportunities to expand internationally, particularly in situations where it can deploy underutilized assets from its domestic fleet.

      In September 1994, the Company acquired substantially all of the assets of Offshore Rigs, L.L.P. ("Offshore Rigs") as the Company continued to diversify its operations beyond domestic land-based markets and became the largest operator of offshore platform workover rigs in the Gulf of Mexico. The rig fleet acquired from Offshore Rigs consisted of 22 offshore platform rigs, representing approximately 45% of the offshore platform workover rigs located in the Gulf of Mexico. The Company now has 23 offshore platform rigs.

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

RESULTS OF OPERATIONS

      The following table sets forth selected consolidated financial information of the Company expressed as percentages for the periods indicated:

                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                      --------   --------   --------   --------
                                        1995       1994       1995       1994
                                      --------   --------   --------   --------
Revenues:
   Domestic land . . . . . . . . .        43.4%      48.0%      43.3%      56.6%
   Domestic offshore . . . . . . .        17.5       20.6       18.9        8.8
   International . . . . . . . . .        39.1       31.4       37.8       34.6
                                      --------   --------   --------   --------
      Total revenues . . . . . . .       100.0%     100.0%     100.0%     100.0%
                                      ========   ========   ========   ========
Earnings (loss) from operations:
   Domestic land . . . . . . . . .        29.8%      (3.2)%     23.5%      27.2%
   Domestic offshore . . . . . . .        21.7       61.4       26.1       23.3
   International . . . . . . . . .        48.5       41.8       50.4       49.5
                                      --------   --------   --------   --------
      Total earnings from operations     100.0%     100.0%     100.0%     100.0%
                                      ========   ========   ========   ========

   THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED
      SEPTEMBER 30, 1994.

      REVENUES. Revenues for the three months ended September 30, 1995 increased $16,170,000, or 32%, as compared to the corresponding period in 1994. Of this increase, $10,264,000 was a result of expansion of the Company's international operations, primarily in Venezuela and Argentina. Revenues from Venezuelan operations increased primarily as a result of the commencement of operations of the Company's two drilling/workover barge rigs in January 1995. Revenues from domestic land operations increased $4,689,000, primarily as a result of the acquisition of X-Pert in March 1995 as well as some improvement in pricing for the Company's services. Revenues attributable to domestic offshore operations increased $1,217,000, due primarily to improved utilization for the Company's offshore assets.

      OPERATING COSTS. Operating costs for the three months ended September 30, 1995 increased $7,772,000, or 19%, as compared to the corresponding period in 1994. Of this increase, $5,950,000 was a result of expansion of the Company's international operations, as discussed above, and $1,763,000 was attributable to domestic land operations, due to the addition of X-Pert. Operating costs related to domestic offshore operations increased $59,000.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended September 30, 1995 increased $1,607,000, or 58%, as compared to the corresponding period in 1994, primarily as a result of provisions for recently acquired domestic offshore and international assets.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended September 30, 1995 increased $1,924,000, or 30%, as compared to the corresponding period in 1994, primarily as a result of growth in all of the Company's operating segments. As a percentage of revenues, however, total selling, general and administrative costs declined to 12.4% for the third quarter of 1995 from 12.5% for the third quarter of 1994, as such costs have been spread over a larger revenue base.

      EARNINGS FROM OPERATIONS. The Company generated earnings from operations for the three months ended September 30, 1995 of $6,637,000. Of this amount, $3,218,000 was generated by international operations, $1,440,000 was generated by domestic offshore operations and $1,979,000 was generated by domestic land operations. For the corresponding quarter of 1994, international operations generated earnings from operations of $739,000, domestic offshore operations generated earnings from operations of $1,088,000 and domestic land operations generated a loss from operations of $57,000.

      OTHER INCOME (EXPENSE). Other income (expense) for the third quarter of 1995 included a gain of $1,049,000 from the insurance recovery relating to a domestic land rig which was destroyed in an explosion and fire, and other miscellaneous gains of $563,000 from asset sales, insurance recoveries, foreign exchange transactions and other sources. Interest income increased to $185,000 for the three months ended September 30, 1995 from $112,000 for the corresponding 1994 period due to an increase in cash available for investment. Interest expense for the three months ended September 30, 1995 increased by $1,736,000, as a result of borrowings related to the two drilling/workover barge rigs, acquisitions and other additions to property and equipment.

      INCOME TAX PROVISION. The Company's consolidated effective income tax rate for the three months ended September 30, 1995 was approximately 30%, as compared to approximately 6% for the corresponding period in 1994. The Company has estimated that approximately $600,000 of the insurance gain discussed above will not be subject to income tax. During the third quarter of 1994, the Company recognized the current tax benefits from the expected utilization of approximately $2,255,000 of foreign net operating loss carryforwards which were obtained in connection with the acquisition of a foreign enterprise. The Company had recognized a valuation allowance for the tax benefits of such foreign net operating loss carryforwards at the date the foreign enterprise was acquired.

   NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED
      SEPTEMBER 30, 1994.

      REVENUES. Revenues for the nine months ended September 30, 1995 increased $70,476,000, or 55%, as compared to the corresponding period in 1994. Of this increase, $26,335,000 was attributable to domestic offshore operations, which the Company acquired in June 1994, and $30,696,000 was a result of expansion of the Company's international operations, primarily in Venezuela and Argentina. Revenues from Venezuelan operations increased primarily as a result of the commencement of operations of the Company's two drilling/workover barge rigs. Revenues from domestic land operations increased $13,445,000, primarily as a result of the acquisition of X-Pert in March 1995 as well as some improvement in pricing for the Company's services.

      OPERATING COSTS. Operating costs for the nine months ended September 30, 1995 increased $43,974,000, or 44%, as compared to the corresponding period in 1994. Of this increase, $17,687,000 was attributable to the Company's recently acquired domestic offshore operations, and $18,294,000 was a result of expansion of the Company's international operations, as discussed above. Operating costs related to domestic land operations increased $7,993,000, corresponding to the addition of X-Pert.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the nine months ended September 30, 1995 increased $5,270,000, or 77%, as compared to the corresponding period in 1994, primarily as a result of provisions for recently acquired domestic offshore and international assets.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the nine months ended September 30, 1995 increased $6,818,000, or 41%, as compared to the corresponding period in 1994, primarily as a result of the inclusion of such costs for acquired domestic offshore, land and international operations. As a percentage of revenues, however, total selling, general and administrative costs declined to 12% for the first nine months of 1995 from 13% for the first nine months of 1994, as such costs have been spread over a larger revenue base.

      EARNINGS FROM OPERATIONS. The Company generated earnings from operations for the nine months ended September 30, 1995 of $19,439,000. Of this amount, $9,791,000 was generated by international operations, $5,074,000 was generated by domestic offshore operations and $4,574,000 was generated by domestic land operations. For the corresponding nine month period of 1994, international operations generated earnings from operations of $2,486,000, domestic offshore operations generated earnings from operations of $1,172,000 and domestic land operations generated earnings from operations of $1,367,000.

      OTHER INCOME (EXPENSE). Other income (expense) for the nine months ended September 30, 1995 included a gain of $1,049,000 from the insurance recovery relating to a domestic land rig which was destroyed in an explosion and fire, and other miscellaneous gains of $591,000 from asset sales, insurance recoveries, foreign exchange transactions and other sources. Other income (expense) for the corresponding 1994 period consisted principally of net foreign currency translation losses of $363,000 resulting from the devaluation of the Venezuela bolivar. Interest income increased to $577,000 for the nine months ended September 30, 1995 from $471,000 for the corresponding 1994 period, due to an increase in excess cash available for investment. Interest expense for the nine months ended September 30, 1995 increased by $4,519,000, as a result of borrowings related to the two drilling/workover barge rigs, acquisitions and other additions to property and equipment.

      INCOME TAX PROVISION. The Company's consolidated effective income tax rate for the nine months ended September 30, 1995, increased to approximately 34% from approximately 23% for the corresponding period in 1994. The Company has estimated that approximately $600,000 of the insurance gain discussed above will not be subject to income tax. During the third quarter of 1994, the Company recognized the current tax benefits from the expected utilization of approximately $2,255,000 of foreign net operating loss carryforwards which were obtained in connection with the acquisition of a foreign enterprise. The Company had recognized a valuation allowance for the tax benefits of such foreign net operating loss carryforwards at the date the foreign enterprise was acquired.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had net working capital of $28,914,000 and $26,640,000 at September 30, 1995 and December 31, 1994, respectively. The Company's current ratio was 1.6 to 1.0 at September 30, 1995 and 1.8 to 1.0 at December 31, 1994. The Company expects to meet its operational and normal ongoing capital expenditure requirements from internally generated cash flows and from existing bank credit lines.

      As of September 30, 1995, the Company had domestic revolving bank lines of credit of $23,000,000, against which letters of credit totaling $11,048,000 and borrowings of $2,773,000 were outstanding. Substantially all of these letters of credit have been issued in favor of the Company's insurance carriers to guarantee payment of the Company's share of insured claims. As of September 30, 1995, the Company had accrued approximately $9,846,000 of claims liabilities, of which $5,626,000 was included in current liabilities and $4,220,000 was reflected as other long-term liabilities in the accompanying unaudited consolidated balance sheet. The Company has estimated the amount and timing of payment of these liabilities based on actuarial studies provided by the insurance carriers and past experience. Due to the nature of the Company's business and the structure of its insurance program, the occurrence of a significant event against which the Company is not fully insured, or of a number of lesser events against which the Company is insured, but subject to substantial deductibles, could significantly impact the operating results of the Company for a given period.

      During 1994, the Company entered into long-term financing arrangements with two Japanese trading companies in connection with the construction and operation of two drilling/workover barge rigs. The aggregate amount of the collateralized term loans was initially $42,000,000. As of September 30, 1995, $2,503,000 of accrued interest has been added to the principal amount of the loans. Pursuant to the terms of the loan agreements, interest, which accrues at a rate of 9.61% per annum, was added to the principal amount of the loans until the first scheduled payment in July 1995, and is being paid from the proceeds of the related charter contracts in 109 equal monthly installments of principal and interest. In addition, a portion of contract proceeds is being held in trust to assure that timely payment of future debt service obligations is made. At September 30, 1995, $2,435,000 of such contract proceeds are being held in trust for the benefit of the lenders, and is not presently available for use by the Company. The terms of the financing agreement limit the lenders' recourse essentially to the barge rigs and contract proceeds and the assets of the

Company's Venezuelan subsidiary. The Company also provided the lenders a limited guaranty with respect to certain political risks. The Company has obtained political risks insurance policies from the Overseas Private Investment Corporation ("OPIC"), a U.S. government entity, to protect against political risks that could result in potential payments under the terms of the Company's guaranty. At September 30, 1995, the outstanding balance of these loans was $43,117,000.

      In connection with the acquisition and planned upgrading and expansion of its acquired offshore platform rig fleet in 1994, the Company established credit facilities with a lending institution in the aggregate amount of $14,400,000. In February 1995, this credit facility was amended to, among other things, increase the aggregate borrowing availability to $30,000,000. As of September 30, 1995, $12,590,000 was outstanding pursuant to this facility. The Company plans to continue a program to upgrade its offshore platform rig fleet throughout 1995. During the nine months ended September 30, 1995, the Company spent approximately $12,800,000 toward offshore assets, including: (i) construction of a new "flagship" state-of-the-art diesel electric platform rig, (ii) major rig refurbishments and (iii) auxiliary equipment such as top-drive drilling systems, larger capacity pumps and generators, and improved living quarters.

      In September 1995, the Company entered into an agreement with a financial institution for the sale and leaseback of up to $10,000,000 of equipment to be used in the Company's business. As of September 30, 1995, the Company has received proceeds of $5,500,000 pursuant to this facility. The Company has purchase and lease renewal options at projected future fair market values under the agreement. The lease has been classified as an operating lease for financial statement purposes. Rentals on the initial transaction are $1,167,000 annually. The net book value of the equipment has been removed from the balance sheet and the excess of $587,000 realized on the transaction has been deferred and will be amortized as a reduction of lease expense over the maximum lease term of five years.

      The Company spent approximately $3,800,000 during the nine months ended September 30, 1995 to complete construction of the two new drilling/workover barge rigs deployed in Venezuela. Rig refurbishment and international deployment costs for the nine months ended September 30, 1995 and 1994 were approximately $14,600,000 and $6,200,000, respectively.

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

      Capital expenditures related to other domestic operations for the nine months ended September 30, 1995 and 1994 were approximately $3,200,000 and $3,000,000, respectively.

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

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No.121"). SFAS No.121, which is effective for fiscal years beginning after December 15, 1995, requires that long-lived assets and certain identifiable intangibles to be held and used by the entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company does not expect that the adoption of SFAS No.121 will have any material effect on its financial position or results of operations.

                                     PART II


                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

Exhibit No.
-----------

    15     -   Awareness Letter of Independent Accountants

      (b)  Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1995.

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

Date:  November 10, 1995