Form 10-K
period 1995-12-31
PRIDE PETROLEUM SERVICES INC
filed 1996-03-06
CIK 833081

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

                        Commission file number:  0-16961
                       ----------------------------------
                         PRIDE PETROLEUM SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                  Louisiana                         76-0069030
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)          Identification No.)

        1500 City West Blvd., Suite 400
                Houston, Texas                         77042
   (Address of principal executive offices)          (Zip Code)

      Registrant's telephone number, including area code:  (713) 789-1400
       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant at February 1, 1996, based on the closing price on the NASDAQ National Market System on such date was $233,487,569. (The officers and directors of the registrant are considered affiliates for the purposes of this calculation.)

      The number of shares of the registrant's common stock outstanding on February 1, 1996 was 24,819,456.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 16, 1996 are incorporated by reference into Part III of this report.
===============================================================================

                                    PART I

ITEM 1.  Business

GENERAL

      Pride Petroleum Services, Inc. ("Pride" or the "Company") is a leading domestic and international provider of well servicing, workover, contract drilling, completion and plugging and abandonment services, both on land and offshore. The Company's fleet of 518 rigs is the world's second largest, consisting of 429 land rigs divided among three operating regions in the United States, 64 land rigs deployed in international markets, 23 offshore platform rigs located in the Gulf of Mexico and two drilling/workover barge rigs located in Venezuela. The Company performs maintenance and workovers necessary to operate producing oil and gas wells efficiently and provides contract drilling of new wells in certain international and offshore markets. The Company also provides services for the completion of newly drilled oil and gas wells, and plugging and abandonment services at the end of a well's useful life.

      Pride is a Louisiana corporation with its principal executive offices located at 1500 City West Blvd., Suite 400, Houston, Texas 77042. Its telephone number at such address is (713) 789-1400.

BUSINESS STRATEGY

      The Company's goal is to achieve revenue and earnings growth through a strategy of (i) acquisitions in both international and domestic markets, (ii) redeployment of existing domestic land-based capacity to more profitable international markets and (iii) upgrades to enhance the capabilities and profitability of its existing rig fleet. International and offshore operations generally have greater profit potential than domestic land-based operations because of less competition, higher utilization rates and stronger demand resulting from a general trend by major oil operators toward shifting expenditures to exploration and development activities abroad. For these reasons, the Company has actively sought to diversify beyond its domestic land-based operations, which prior to mid-1993 accounted for substantially all of the Company's revenues and earnings.

      In implementing its strategy, since mid-1993, the Company has acquired four businesses with 47 land-based rigs serving international markets and a fleet of 22 rigs serving the domestic offshore market. The Company has further expanded international operations by re-deploying 28 underutilized rigs from its U.S. fleet to Argentina, Venezuela and Russia since entering those markets. Additionally, in 1994 the Company constructed two drilling/workover barge rigs now operating in Venezuela, and in 1995 constructed one new platform rig now operating in the Gulf of Mexico.

      The Company believes that providing high quality equipment, employees and services and a safe work environment is critical to its strategy. The Company has committed substantial capital to an ongoing rig refurbishment program to provide technological enhancements and to maintain the Company's equipment in high quality condition. Additionally, the Company has invested in quality, safety and management training programs. The Company believes that many smaller competitors have not undertaken comparable maintenance and upgrading of equipment or training of personnel, and do not have the financial resources to enable them to do so. The Company believes that certain of its customers give significant consideration to safety records and quality management systems of contractors in their screening and selecting processes, and that such factors will gain further importance in the future.


INTERNATIONAL OPERATIONS

      Since the beginning of 1993, the Company has expanded its international operations through acquisitions and deployment of underutilized domestic assets into Argentina, Venezuela, Colombia and Russia. The Company operates 45 rigs in Argentina, 10 land-based and two barge rigs in Venezuela, six rigs in Colombia and three rigs in Russia. In July 1993, the Company purchased established well servicing and drilling operations in Argentina and Venezuela and, in February 1994, acquired a four-rig competitor in Argentina. The Company has also upgraded and deployed 25 rigs from its U.S. land-based fleet to Argentina and Venezuela and plans to upgrade and deploy an additional four drilling and seven workover rigs to international markets in early 1996. In 1994, the Company built two drilling/workover barge rigs, which were placed in operation in Venezuela in 1995 under ten-year contracts. In October 1995, the Company acquired a six-rig drilling operation in Colombia. During 1993, the Company deployed three rigs from its U.S. land-based fleet to Western Siberia. The Company continues to review opportunities to expand internationally through redeployment of underutilized domestic assets, acquisitions and new rig construction projects.

      In Argentina, the Company's fleet currently consists of 45 rigs, seven of which are drilling rigs and the balance of which are workover rigs. The Argentine oil production market has improved in recent years as a result of general economic reform, sales of certain state-owned oilfields to private operators and privatization of the state-owned oil company, the predecessor of YPF Sociedad Anonima ("YPF"). These improved conditions have resulted in additional demand for rig services. The Company operates a fleet of oilfield haul trucks and maintains camps to provide eating and sleeping accommodations for its employees and for employees of certain of its customers. The Argentine base camps are stocked with significant levels of spare parts and operating supplies to avoid interruption of services. The Company believes that this established infrastructure provides the Company with a competitive advantage in the Argentine market.

      The Company's fleet in Venezuela currently consists of 10 land rigs and two drilling/workover barge rigs. In recent years, the Venezuelan national oil company has entered into operating service agreements with a number of international oil companies to rehabilitate and develop approximately 80 "marginal" fields. Development of these fields is providing additional demand for rig services in Venezuela. In July 1995, the Venezuelan Congress enacted legislation that, through production sharing contracts, creates a new mechanism for private sector involvement in the oil and gas industry in that country. Venezuelan government estimates indicate that more than $10 billion of new investment will be made over the next ten years to develop the initial eight projects which were awarded in early 1996 for private sector development pursuant to production sharing contracts. The Company believes it is well positioned to capitalize on resulting opportunities.

      In January 1995, the Company's two drilling/workover barge rigs began operations on Lake Maracaibo, Venezuela, pursuant to contracts with Lagoven, S.A. ("Lagoven"), a subsidiary of the Venezuelan national oil company, which run through 2004. The two barge rigs were completed for an aggregate total cost of approximately $42 million, which was financed on a project basis by two Japanese trading firms. Terms of the financing agreement limit the lenders' recourse essentially to the barge rigs, related contract proceeds and the assets of the Company's Venezuelan subsidiary. The Company also provided the lenders a limited guaranty with respect to certain political risks. The Company has obtained political risks insurance policies from the Overseas Private Investment Corporation ("OPIC") to protect against political risks that could result in potential payments under the terms of the Company's guaranty.

      In October 1995, the Company purchased all of the capital stock of Marlin Colombia Drilling Co. Inc. ("Marlin") from a member of the Royal Dutch/Shell Group of Companies for approximately $6 million. For the twelve months ended September 30, 1995, Marlin generated revenues of approximately $7 million.

      In 1993, the Company formed a Russian company and deployed one workover/drilling rig and two small well servicing rigs in Russia. These rigs have been equipped for severe cold weather conditions and are supported by heavy equipment, including oilfield trucks and a large capacity forklift with earth moving capability. The Company believes that there will be significant opportunities in Russia if, and when, the political situation in that country stabilizes and allows a more meaningful flow of international investment capital for rehabilitation and development of its oil fields.

DOMESTIC OFFSHORE OPERATIONS

      In June 1994, the Company commenced operations in the Gulf of Mexico through the acquisition of the largest fleet of offshore platform workover rigs in that market. The Company operates 23 platform rigs, a fleet approximately twice as large as that of its next largest competitor. The Company has made substantial capital improvements in this fleet and believes it has one of the most technologically advanced fleets in the industry.

      The Company generally utilizes its offshore rigs to service wells located on platforms in water depths of greater than 125 feet. Platform rigs consist of well servicing equipment and machinery arranged in modular packages which are transported to and assembled and installed on fixed offshore platforms owned by the customer. Fixed offshore platforms are steel tower-like structures that stand on the ocean floor, with the top portion, or platform, above the water level and providing the foundation upon which the platform rig is placed. Certain of the Company's heavy workover platform rigs are capable of operating at well depths of up to 20,000 feet. In addition to providing workover services offshore, the Company is performing an increasing amount of drilling and horizontal re-entry services utilizing top drives, enhanced pumps and solids control equipment for drilling fluids.

DOMESTIC LAND-BASED OPERATIONS

      The Company's domestic land-based fleet consists of 429 rigs that operate from 21 service locations in California, the Permian Basin areas of West Texas and New Mexico, and the Texas and Louisiana Gulf Coast. Pride has enhanced the profitability of its domestic land-based operations by increasing efficiency and implementing cost-saving measures. The Company actively considers acquisition opportunities in its three principal domestic markets when such acquisitions may result in significant consolidation savings and operating efficiencies. In March 1995, the Company acquired an operator of 35 well servicing rigs in New Mexico.

      During 1995, the Company's average utilization rate per working day (rig hours worked divided by total available hours) for its domestic land rigs was approximately 50%. The Company worked 337 of its 429 domestic land rigs at some time during 1995, with most of the inactive rigs being maintained in workable condition. The Company's inactive rigs generally can be mobilized quickly, giving Pride substantial operating leverage to take advantage of new market opportunities. As a result of international opportunities for Pride's services and equipment, the Company has shipped 28 previously inactive rigs from its U.S. fleet to international markets since mid-1993.



SERVICES PROVIDED

      The Company provides oil field services to oil and gas exploration and production companies, primarily through the use of mobile well servicing rigs, together with crews of generally three to four persons. Additional equipment, such as pumps, tanks, blowout preventers, power swivels, coiled tubing units, and foam units, is also provided by the Company as may be required and requested by the customer for a particular job. The Company also provides trucking services for moving large equipment and hauling fluids to and from the job sites of its customers.

      Well servicing can be categorized as to the type of job performed: maintenance, workover or completion.

   MAINTENANCE SERVICES

      Maintenance services are required on producing oil and natural gas wells to ensure efficient, continuous operation. These services consist of routine mechanical repairs necessary to maintain production from the well, such as repairing parted sucker rods or replacing a defective downhole pump in an oil well or replacing defective tubing in a gas well. The Company provides the rigs, equipment and crews for these maintenance services, which are performed on both oil and gas wells but which are more often required on oil wells. Many of the Company's rigs also have pumps and tanks that can be used for circulating fluids into and out of the well. Maintenance jobs are often performed on a series of wells in geographic proximity to each other, typically take less than 48 hours per well to complete and generally require little, if any, revenue-generating equipment other than a rig.

      Maintenance services are generally required throughout the life of a well. The need for these services does not depend on the level of drilling activity and is generally independent of short-term fluctuations in oil and gas prices. Accordingly, the demand for maintenance services is generally more stable than for other well servicing activities. The general level of maintenance, however, is affected by changes in the total number of producing oil and gas wells.

   WORKOVER SERVICES

      In addition to needing periodic maintenance, producing oil and natural gas wells occasionally require major repairs or modifications, called "workovers". Workover services include the opening of new producing zones in an existing well, recompletion of a well in which production has declined, drilling out plugs and packers and the conversion of a producing well to an injection well during enhanced recovery operations. These extensive workover operations are normally performed by a well servicing rig with additional specialized accessory equipment, which may include rotary drilling equipment, mud pumps, mud tanks and blowout preventers, depending upon the particular type of workover operation. Most of the Company's rigs are designed and equipped to handle the more complex workover operations. A workover may last anywhere from a few days to several weeks and generally requires additional revenue-generating equipment.

      The level of workover services is sensitive to changes in oil and gas prices. When oil and gas prices are low, there is less incentive to perform workovers on wells to increase production, and operators of wells tend to defer workover services. As oil and gas prices increase, the incentive to increase production also improves and the number of workovers increases as operators seek to increase production by enhancing the efficiency of their wells through workovers.

   COMPLETION SERVICES

      Completion services prepare a newly drilled well for production. The completion process may involve selectively perforating the well casing at the depth of discrete producing zones, stimulating and testing these zones and installing downhole equipment. Newly drilled wells are often completed by a well servicing rig so that an operator can avoid using a higher-cost drilling rig any longer than necessary. The completion process may require a few days to several weeks, depending on the nature and type of the completion, and will also generally require additional revenue-generating equipment.

      The market for well completions is directly related to drilling activity levels which are very sensitive to changes in oil and gas prices. During periods of weak drilling demand, drilling contractors will frequently price the well completion work competitively with a workover rig so that the drilling rig stays on the job for a longer period of time. Thus, excess drilling capacity will serve to reduce the amount of completion work available to the well servicing industry.

   DRILLING SERVICES

      The Company provides contract drilling services to oil and gas operators in certain international and offshore markets. Some of the Company's workover rigs that are operating internationally can also be used for drilling, although the Company has specialized drilling rigs and ancillary equipment in its international locations.

   ADDITIONAL SERVICES

      The Company also provides packer sales and service, oil field trucking, plugging and abandonment services and well bore cleaning and production enhancement services. In addition, the Company sells oil field supplies on a retail basis through a wholly owned subsidiary.

COMPETITION

      Competition in the international markets in which the Company operates is generally limited to substantially fewer companies than in the domestic land-based market. These companies range from large multinational competitors offering a wide range of well servicing and drilling services to smaller, locally owned businesses. The Company believes that it is competitive in terms of pricing, performance, equipment, safety, availability of equipment to meet customer needs and availability of experienced, skilled personnel in those international areas in which it operates. Currently, the Company has a strong market position in Argentina and Venezuela, and believes it is well positioned in Colombia and Russia.

      The Company believes that in the Gulf of Mexico there are approximately 12,000 producing oil and gas wells and that such wells generally require workovers about once every five years in order to maintain optimal production levels. The market for offshore platform workover rig services is highly competitive, with the Company's two most significant competitors having an aggregate of approximately 19 rigs, as compared to 23 rigs for the Company.

      The domestic land-based well servicing industry is highly fragmented and is characterized by a few large companies and numerous smaller companies. Competition is primarily on a local market basis, and the Company generally competes with several well servicing contractors within a 50-mile radius of each service location. Pride and its most significant competitor in this market, Pool, are the largest companies serving the domestic land-based well servicing market. Both Pride and Pool operate in multiple geographic regions and each has in excess of 400 domestic land-based rigs. Pride competes with Pool in all three of the Company's principal domestic regions. Two other competitors, each having 100 to 200 rigs, compete with the Company in separate domestic regions. There are several regional companies that have fleets of 30 to 60 rigs which operate from several service bases within each region. Numerous other competitors have 10 or fewer rigs and operate in limited market areas.

      Excess capacity in the well servicing industry has resulted in severe price competition throughout much of the past decade. In the well servicing market, possibly the most important competitive factor in establishing and maintaining long-term customer relationships is having an experienced, skilled and well-trained work force. In recent years, customers have placed emphasis not only on pricing, but also increasingly on safety and quality of service. The Company believes that certain of its customers give significant consideration to safety records and quality management systems of contractors in their screening and selecting processes, and that such factors will gain further importance in the future. In that regard, the Company has directed substantial resources toward employee safety and quality management training programs, as well as its employment review process. While the Company's efforts in these areas are not unique, many competitors, particularly small contractors, have not been able to undertake similar training programs for their employees. One of the benefits of distinguishing itself in safety and quality is that the Company has been able to establish strategic alliances with certain major customers.

CUSTOMERS

      In international markets, the Company works for government-owned oil companies, large multinational oil companies and locally owned independent operators. In Argentina, approximately 69% of the Company's business during 1995 was conducted for YPF, the successor to the operations of the former state-owned oil company. Services provided to YPF accounted for approximately 17% of the Company's consolidated 1995 revenues. The remainder of the Company's Argentine customers are large multinational oil companies and locally owned independent operators. In Venezuela, the Company provides services for three subsidiaries of Petroleos de Venezuela, S.A., the state-owned oil company, as well as multinational oil companies. In Russia, the Company's current contracts are with joint venture entities co-owned by large multinational operators and Russian production associations.

      In the United States, the Company's customers are predominantly major integrated and large independent operators. One customer, Shell Oil Company, accounted for approximately 54% of revenues from domestic offshore operations in 1995. Revenues from Shell Oil Company and its affiliates from both land-based and offshore operations accounted for approximately 13% of consolidated revenues during such period. Approximately 60% of revenues from domestic land-based operations were generated from the Company's 20 largest U.S. customers, with no one customer accounting for more than 10% of such revenues in 1995.

CONTRACTS

      Most of the Company's contracts provide for compensation on either an hourly or daily basis. Under such contracts, the Company receives a fixed amount per hour or per day for servicing or drilling the well. Such contracts also generally provide that the customer pay for movement of the equipment to the job site, assembly and dismantling.


      In the United States, many jobs are performed on a "call-out" or "as requested" basis and may involve one or multiple wells. Such work is performed pursuant to the Company's published operating rates and general work terms and conditions or according to the terms of service arrangements established with the operators.

      In international markets, contracts generally provide for longer terms. Such contracts are often awarded to the successful bidder of the customer's project tender. When contracting abroad, the Company is faced with the risks of currency fluctuation and, in certain cases, exchange controls. Typically, the Company limits these risks by obtaining contracts providing for payment in freely convertible foreign currency or U.S. dollars. To the extent possible, the Company seeks to limit its exposure to potentially devaluating currencies by matching its acceptance thereof to its expense requirements in such local currencies. There can be no assurance that the Company will be able to continue to take such actions in the future, thereby exposing the Company to foreign currency fluctuations which could have a material adverse effect upon its results of operations and financial condition. Currently, foreign exchange in Argentina and Colombia is carried out on a free-market basis. However, there can be no assurances that the local monetary authorities in these countries will not implement exchange controls in the future. In Venezuela, the government has imposed exchange control policies and has established an official exchange rate relative to the U.S. dollar. To date, contracts for the Company's operations in Russia have provided for payment in U.S. dollars.

      The Company's contracts with Lagoven for the operation of the two drilling/workover barge rigs on Lake Maracaibo, Venezuela provide for a term which runs through 2004. Rates under the contracts are subject to contractual escalation and are denominated in part in U.S. dollars and in part in local currency. The portion of the rate denominated in U.S. dollars may be paid in local currency based on prevailing exchange rates provided that exchange into U.S. dollars can be readily effected. Presently, the U.S. dollar portion of the Company's contracts with Lagoven is being paid in U.S. dollars.

SEASONALITY

      In general, the Company's business activities are not significantly affected by seasonal fluctuations. In the United States, all of the Company's rigs are located in geographical areas which are not subject to severe weather that would halt operations for prolonged periods. The Company's rigs in Russia have been winterized so that they may continue to operate during periods of severe cold weather.

EMPLOYEES

      The Company currently employs approximately 900 salaried employees and approximately 3,200 hourly paid employees. Approximately 2,500 of the employees are located in the United States and 1,600 are located abroad. Hourly rig crew members comprise the vast majority of employees. Typically, a land-based rig crew consists of an operator, a derrick man and two crewmen on the rig floor. Offshore platform and barge rig crews also typically include a crane operator, two roustabouts and an electrician. In most cases, a rig supervisor oversees the rig crew, secures work orders from customers and maintains contact with the customer throughout the job.

      None of the Company's U.S. employees are represented by a collective bargaining unit. Many of the Company's international employees are subject to industry-wide labor contracts within their respective countries. Management believes that the Company's employee relations are good.


SEGMENT INFORMATION

      Information with respect to revenues, earnings from operations and identifiable assets attributable to the Company's industry segments and geographic areas of operations for the last three fiscal years is presented in
Note 12 of the Notes to Consolidated Financial Statements included in Part II of this report.

OTHER CONSIDERATIONS

   INDUSTRY CONDITIONS

      The Company's current business and operations are substantially dependent upon the conditions in the oil and gas industry and, specifically, the exploration and production expenditures of oil and gas companies. The demand for well servicing and workover activities is directly influenced by oil and gas prices, expectations about future prices, the cost of producing and delivering oil and gas, government regulations, local and international political and economic conditions, including the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and prices, the level of production by non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and gas reserves. A substantial amount of the Company's land-based equipment is currently in service in U.S. markets where, despite occasional upturns, the demand for well servicing and related services has been severely depressed for most of the last decade due in large part to prolonged weakness and uncertainty in oil and gas prices. Diminished demand during this period has led to lower day rates and lower utilization of available equipment.

   OPERATING RISKS AND INSURANCE

      The Company's operations are subject to the many hazards inherent in the well servicing industry. Performance of the Company's services requires the use of heavy equipment and exposure to hazardous conditions, which may subject the Company to liability claims by employees, customers and third parties. These hazards can cause personal injury or loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage and suspension of operations. The Company's offshore platform rigs and its Venezuelan barge rigs are also subject to hazards inherent in marine operations, either while on site or during mobilization, such as capsizing, sinking and damage from severe weather conditions. In certain instances, contractual indemnification of customers or others is required of the Company. The Company maintains workers' compensation insurance for its employees and other insurance coverage for normal business risks, including general liability insurance. Although the Company believes its insurance coverages to be adequate and in accordance with industry practice against normal risks in its operations, there can be no assurance that any insurance protection will be sufficient or effective under all circumstances or against all hazards to which the Company may be subject. The Company has elected not to insure most of its domestic land-based rigs against property damage. Because the Company is able to use its fleet of excess rigs to repair or replace damaged domestic rigs, the Company believes such action is cost effective. The occurrence of a significant event against which the Company is not fully insured, or of a number of lesser events against which the Company is insured, but subject to substantial deductibles, could materially and adversely affect the Company's operations and financial condition. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates or on terms it considers reasonable or acceptable.


   INTERNATIONAL OPERATIONS

      An increasingly significant portion of the Company's revenues are attributable to international operations which provided approximately 38% of the Company's revenues during the year ended December 31, 1995. Risks associated with operating in international markets include foreign exchange restrictions and currency fluctuations, foreign taxation, changing political conditions and foreign and domestic monetary policies, expropriation, nationalization, nullification, modification or renegotiation of contracts, war and civil disturbances or other risks that may limit or disrupt markets. Although the Company has obtained political risks insurance from OPIC with respect to its Venezuelan operations, and from commercial insurers with respect to its Colombian and Russian operations, such insurance cannot fully protect the Company against all possible losses. Additionally, the ability of the Company to compete in the international well servicing and drilling markets may be adversely affected by foreign governmental regulations that favor or require the awarding of such contracts to local contractors, or by regulations requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. No predictions can be made as to what foreign governmental regulations may be enacted in the future that could be applicable to the Company's operations.

   GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

      Many aspects of the Company's operations are affected by domestic and foreign political developments and are subject to numerous state, federal and foreign governmental regulations that may relate directly or indirectly to the well servicing industry. The Company's operations routinely involve the handling of waste materials, some of which are classified as hazardous substances. Consequently, the regulations applicable to the Company's operations include those with respect to containment, disposal and controlling the discharge of hazardous oilfield waste and other non-hazardous waste materials into the environment, requiring removal and cleanup under certain circumstances, or otherwise relating to the protection of the environment. Laws and regulations protecting the environment have become more stringent in recent years, and may in certain circumstances impose "strict liability," rendering a party liable for environmental damage without regard to negligence or fault on the part of such party. Such laws and regulations may expose the Company to liability for the conduct of, or conditions caused by, others, or for acts of the Company which were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on the Company. In addition, the modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or development drilling for oil and gas for economic, environmental or other reasons could have a material adverse effect on the Company's operations by limiting future well servicing opportunities.

      The primary environmental statutory and regulatory programs that affect the Company's operations include the following:

      WASTE DISPOSAL. The Company's operations can involve the generation, use or handling of materials that may be classified as hazardous waste, and that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state and foreign statutes. The Environmental Protection Agency ("EPA") and various state agencies have limited the disposal options for certain hazardous and non-hazardous wastes and is considering the adoption of stricter handling and disposal standards for non-hazardous wastes. Additionally, any hazardous wastes or materials transported by or on behalf of the Company are also subject to regulation pursuant to the Hazardous Materials Transportaton Act.

      OIL POLLUTION ACT AND CLEAN WATER ACT. The Oil Pollution Act of 1990 ("OPA") amends certain provisions of the federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act ("CWA"), and other statutes as they pertain to the prevention of and response to releases of hazardous substances and oil spills into navigable waters. Federal law imposes strict, joint and several liability on facility owners for containment and cleanup costs and can impose liability for natural resource damages arising from a spill or release. The CWA also requires that no discharge of pollutants may be made into the navigable waters of the United States without a permit authorizing such a discharge.

      NORM. Oil and gas production activities have been identified as generators of naturally-occuring radioactive materials ("NORM"). The generation, handling and disposal of NORM due to oil and gas production activities are currently regulated in certain states and in federal waters. Compliance with such regulations is not expected to have a material effect on the Company's future operations or financial condition.

      COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT ("CERCLA"). The Company's operations are subject to CERCLA, which imposes strict, joint and several liability for cleanup of releases of hazardous substances into the environment. The Company's operations can involve releases of hazardous substances into the environment with respect to both its onshore and offshore activities.

ITEM 2.  Property

      The Company's property consists primarily of well servicing rigs, drilling rigs and ancillary equipment, essentially all of which are owned by the Company.

      A well servicing rig consists of a mobile carrier, engine, drawworks and derrick. The primary function of a well servicing rig is to act as a hoist so that pipe, rods and down hole equipment can be run into and out of a well. A single derrick rig is able to stand up single joints of tubing in the derrick and hang double joints of rods. A double derrick rig is able to stand up double joints of tubing in the derrick and hang triple joints of rods. A swab unit is a specialized piece of equipment used solely for swabbing or cleaning operations. It includes a short derrick and small drawworks mounted on a truck. The majority of the Company's domestic land rigs are large capacity double derrick type units. All of the Company's well servicing rigs can be readily moved between well sites and between geographic areas of operations.

      A drilling rig consists of engines, drawworks, a mast, pumps to circulate the drilling fluid, blowout preventers, drill string and related equipment.
The engines power a rotary table that turns the drill string, causing the drill bit to bore through the subsurface rock layers. Rock cuttings are carried to the surface by the circulating drilling fluid. The intended well depth and the drilling site conditions are the principal factors that determine the size and type of rig most suitable for a particular drilling job.

      The Company's drilling/workover barge rigs have crew quarters, storage facilities, and related equipment mounted on floating barges with the drilling equipment cantilevered from the stern of the barge. The barges are towed to the drilling location and are held in place by anchors while drilling or workover activities are conducted.


      The Company owns and operates vacuum, transport and winch trucks; plugging and cementing units; hyperclean and filtration units; and foam units, pumps, generators, power swivels, coiled tubing units and similar ancillary equipment. The Company owns approximately 730 vehicles and leases approximately 600 others. The Company also owns 17 sets of accommodation modules which may be leased to customers to provide temporary living quarters for crews working on offshore platforms, as well as several cranes utilized for lifting heavy equipment onto the platforms.

      The corporate office in Houston, Texas occupies approximately 20,000
square feet of leased space under a lease that expires in April 1998.    The
Company owns 19 and leases 13 of its office and yard locations in Texas, Louisiana, Oklahoma, New Mexico and California, not all of which are currently being used. In Argentina, the Company leases 4,500 square feet of office space in Buenos Aires and owns five operating bases and leases three others. In Venezuela, the Company leases two operating bases with an office facility at one. In Colombia, the Company leases office space in Bogota and an operating base in Neiva. Shore-based operations for the Company's offshore platform rig operations are conducted from its owned facility in Houma, Louisiana. The shore facility is located on the intracoastal waterway and provides direct access to the Gulf of Mexico.

      The following table sets forth the type, number and location of the land rigs owned by the Company and its subsidiaries as of February 1, 1996:

                                 LAND RIG FLEET
                                              Single   Double    Swab
      Location                         Total  Derrick  Derrick   Unit  Drilling
      --------                         -----  -------  -------   ----  --------
United States:
   Southern Area -
      Alice, TX . . . . . . . . . . .    14      --       14      --      --
      McAllen, TX . . . . . . . . . .    10      --       10      --      --
      Freer, TX . . . . . . . . . . .    11       5        6      --      --
      Liberty, TX . . . . . . . . . .    13       1       12      --      --
      Winnsboro, TX . . . . . . . . .     7      --        7      --      --
      Corpus Christi, TX. . . . . . .    10      --       --      10      --
      Panola, TX. . . . . . . . . . .    12       1        7       4      --
      Palestine, TX . . . . . . . . .     3      --        3      --      --
      LaGrange, TX. . . . . . . . . .     9      --        9      --      --
      El Campo, TX. . . . . . . . . .    15      --       14       1      --
      South Houston, TX . . . . . . .     9      --        9      --      --
      Lafayette, LA . . . . . . . . .    12      --       12      --      --
      Kilgore, TX . . . . . . . . . .    22       1       19       2      --
   Central Area -
      Midland, TX . . . . . . . . . .    28      --       28      --      --
      Crane, TX . . . . . . . . . . .    35      --       35      --      --
      Hobbs, NM . . . . . . . . . . .    49      --       48       1      --
      Snyder, TX. . . . . . . . . . .    17      --       17      --      --
      Artesia, NM . . . . . . . . . .    11      --       11      --      --
   Western Area -
      Bakersfield, CA . . . . . . . .    61      24       37      --      --
      Ventura, CA . . . . . . . . . .    13       1       12      --      --
      Taft, CA. . . . . . . . . . . .    47      32       15      --      --
      Elk City, OK (storage area) (1)    11      --       11      --      --
   Undergoing Refurbishment (2) . . .    10      --       10      --      --
                                        ---     ---      ---     ---     ---
         Total United States. . . . .   429      65      346      18      --
                                        ---     ---      ---     ---     ---
International:
   Argentina -
      Comodora Rivadavia. . . . . . .    24      --       19      --       5
      Rincon de los Sauces/Neuquen. .    11      --        9      --       2
      Mendoza . . . . . . . . . . . .     9      --        9      --      --
      Salta . . . . . . . . . . . . .     1      --        1      --      --
   Colombia . . . . . . . . . . . . .     6      --       --      --       6
   Venezuela. . . . . . . . . . . . .    10      --        7      --       3
   Russia . . . . . . . . . . . . . .     3      --        1       2      --
                                        ---     ---      ---     ---     ---
         Total International. . . . .    64      --       46       2      16
                                        ---     ---      ---     ---     ---
Total Company . . . . . . . . . . . .   493      65      392      20      16
                                        ===     ===      ===     ===     ===
---------
(1)  No operations are conducted from this facility.
(2)  These rigs are being refurbished for international deployment.

      The following table sets forth, as of February 1, 1996, certain information concerning the Company's offshore platform and Venezuelan barge rig fleet:

                    OFFSHORE PLATFORM AND VENEZUELAN BARGE RIGS

  Rig                           Drawworks          Rated
  No.         Rig Type          Make/Model       Horsepower   Depth    Status
  ---    -----------------  -------------------  ----------  -------  ---------
Offshore Platform Rigs
    6    Concentric Tubing  Gardner Denver 3000      150     12,000'  Available
   10    Concentric Tubing  Gardner Denver 3000      150     12,000'   Stacked
   11    Light Workover     Gardner Denver 3000      350     10,000'   Stacked
   14    Light Workover     Gardner Denver 3000      350     10,000'   Active
   15    Light Workover     Gardner Denver 3000      350     10,000'   Active
   30    Standard Workover  Gardner Denver 500S(1)   650     15,000'   Active
   80    Standard Workover  Gardner Denver 500S      650     15,000'   Stacked
  100    Standard Workover  Gardner Denver 500S      650     15,000'  Available
  110    Standard Workover  Gardner Denver 500S      650     15,000'  Available
  130    Standard Workover  Gardner Denver 500S      650     15,000'   Active
  170    Standard Workover  Gardner Denver 500S      650     15,000'   Active
  200    Improved Workover  Gardner Denver 500S      650     15,000'   Active
  210    Improved Workover  Gardner Denver 500S      650     15,000'  Available
  220    Improved Workover  Gardner Denver 500S      650     15,000'  Available
  650E   Improved Electric  Gardner Denver 500S(1)   650     15,000'   Active
           Workover
  651E   Improved Electric  Gardner Denver 500S(1)   650     15,000'   Active
            Workover
  653E   Improved Electric  Gardner Denver 500S      650     15,000'  Available
           Workover
  750E   Heavy Electric     Dreco 750E(1)            750     16,500'   Active
           Workover
  751E   Heavy Electric     OIME SL-5(1)             800     16,500'   Active
           Workover
  951    Heavy Workover     Gardner Denver 1000S   1,000     18,000'   Active
  952    Heavy Workover     Gardner Denver 1000S   1,000     18,000'   Active
 1001E   Heavy Electric     OIME SL-7(1)           1,500     20,000'   Active
           Workover
 1002E   Heavy Electric     OIME SL-7(1)           1,500     20,000'     (2)
           Workover

Venezuelan Barge Rigs

PRIDE I  Drilling/Workover  110UBDE(1)             1,500     20,000'   Active
PRIDE II Drilling/Workover  110UBDE                1,500     20,000'   Active

---------
(1)  Equipped with top-drive drilling system.
(2)  Undergoing construction and initial rig up.

ITEM 3.  Legal Proceedings

      The Company is routinely involved in litigation incidental to its business, which often involves claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the existing litigation will have any material adverse effect on the Company's financial position or results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

Executive Officers of the Registrant

      The following table and descriptions set forth certain information as of February 1, 1996 with respect to the executive officers of the Company. Officers are elected annually by the Board of Directors and serve until their successors are chosen or until their resignation or removal.

      Name               Age                 Position
      ----               ---                 --------
   Ray H. Tolson          60   Chairman of the Board, President and Chief
                                 Executive Officer
   Paul A. Bragg          39   Vice President and Chief Financial Officer
   James W. Allen         52   Senior Vice President - Operations
   Robert W. Randall      53   Vice President, General Counsel and Secretary
   James J. Byerlotzer    49   Vice President - Domestic Operations

      RAY H. TOLSON was elected Chairman of the Board in December 1993. He has served as a director since August 1988 and as President and Chief Executive Officer of the Company and its predecessor since 1975.

      PAUL A. BRAGG joined the Company in July 1993 as its Vice President and Chief Financial Officer. In 1990, Mr. Bragg became President of BRM Capital Corporation, a private equity investment entity, of which he was co-founder. From 1988 through 1989, Mr. Bragg was an independent business consultant and managed private investments. He previously served as Vice President and Chief Financial Officer of Energy Service Company, Inc. (now ENSCO International Incorporated), an oilfield services company, from 1983 through 1987.

      JAMES W. ALLEN was appointed Senior Vice President - Operations in February 1996. He joined the Company in January 1993 and became Senior Vice President - International Operations in May 1994. From 1988 through 1992, Mr. Allen was an independent business consultant and managed private investments. From 1984 to 1988, he was Vice President - Latin America for Energy Service Company, Inc. Mr. Allen has 28 years of oilfield experience with several different companies.

      ROBERT W. RANDALL has been Vice President and General Counsel of the Company since May 1991. He was elected Secretary of the Company in 1993. Prior to 1991 he was Senior Vice President, General Counsel and Secretary for Tejas Gas Corporation, a natural gas transmission company.

      JAMES J. BYERLOTZER was appointed Vice President - Domestic Operations in February 1996. Prior to this appointment, Mr. Byerlotzer was Vice President - Central Area. He joined the Company in 1981 and has served in various other operating positions.

                                    PART II

ITEM 5.  Market for Registrant's Common Equity and Related Shareholder Matters

      The Company's common stock is traded on the NASDAQ National Market System under the symbol "PRDE." The following table sets forth the high and low sale prices of the Company's common stock for the periods indicated below as reported by NASDAQ.

                                                      Price
                                                ------------------
                                                 High        Low
                                                -------    -------
      1994
        First Quarter . . . . . . . . . . . .   $ 6 1/4    $ 4 7/8
        Second Quarter. . . . . . . . . . . .     5 7/8      4 3/4
        Third Quarter . . . . . . . . . . . .     5 7/8      4 5/8
        Fourth Quarter. . . . . . . . . . . .     5 1/2      4 5/8
      1995
        First Quarter . . . . . . . . . . . .     7 3/8      4 3/4
        Second Quarter. . . . . . . . . . . .     8 3/4      6 1/2
        Third Quarter . . . . . . . . . . . .    10 1/2      7 3/8
        Fourth Quarter. . . . . . . . . . . .    11          8

      As of February 1, 1996, there were 2,115 holders of record of the Company's common stock.

      The Company has not paid any cash dividends on its common stock since becoming an independent publicly held corporation in September 1988. The Board of Directors currently intends to retain any earnings for use in the Company's business and does not anticipate paying dividends on the Company's common stock at any time in the forseeable future. Furthermore, the Company may be restricted from paying cash dividends on its common stock by the terms of future borrowing agreements.

ITEM 6.  Selected Financial Data

      The following selected consolidated financial information as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995 has been derived from the audited consolidated financial statements of the Company included elsewhere herein. This information should be read in conjunction with such consolidated financial statements and the notes thereto. The selected consolidated financial information as of December 31, 1993, 1992 and 1991, and for each of the two years in the period ended December 31, 1992 has been derived from audited consolidated financial statements of the Company which are not included herein. The pro forma information sets forth selected balance sheet data as of December 31, 1995, adjusted to give effect to the issuance and sale by the Company of $80,500,000 principal amount of 6 1/4% convertible subordinated debentures in January 1996. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                        YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                           1995       1994       1993       1992       1991
                                         ---------  ---------  ---------  ---------  ---------
                                                (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues. . . . . . . . . . . . . . .    $ 263,599  $ 182,336  $ 127,099  $ 101,382  $ 112,224
Operating costs . . . . . . . . . . .      188,252    139,653    100,305     83,829     87,700
Depreciation and amortization . . . .       16,657      9,550      6,407      5,649      5,861
Selling, general and administrative .       32,418     25,105     17,572     14,076     13,825
                                         ---------  ---------  ---------  ---------  ---------
Earnings (loss) from operations . . .       26,272      8,028      2,815     (2,172)     4,838
Other income (expense). . . . . . . .       (3,849)       106        504        813        880
                                         ---------  ---------  ---------  ---------  ---------
Earnings (loss) before income taxes
  and cumulative effect of change
  in accounting for income taxes. . .       22,423      8,134      3,319     (1,359)     5,718
Income tax provision (benefit). . . .        7,064      1,920      1,214       (517)     2,199
                                         ---------  ---------  ---------  ---------  ---------
Net earnings (loss) before
  cumulative effect of change in
  accounting for income taxes . . . .       15,359      6,214      2,105       (842)     3,519
Cumulative effect of change in
  accounting for income taxes . . . .        --         --         3,835      --         --
                                         ---------  ---------  ---------  ---------  ---------
Net earnings (loss) . . . . . . . . .    $  15,359  $   6,214  $   5,940  $    (842) $   3,519
                                         =========  =========  =========  =========  =========
Net earnings (loss) per share before
  cumulative effect of change in
  accounting for income taxes . . . .    $     .60  $     .30  $     .13  $    (.05) $     .22
Cumulative effect of change in
  accounting for income taxes . . . .        --         --           .23      --         --
                                         ---------  ---------  ---------  ---------  ---------
Net earnings (loss) per share . . . .    $     .60  $     .30  $     .36  $    (.05) $     .22
                                         =========  =========  =========  =========  =========
Weighted average common shares
  and equivalents outstanding . . . .       25,465     20,795     16,487     16,245     16,354

                              PRO FORMA
                              ---------
BALANCE SHEET DATA:
Working capital. . . . . .    $ 109,179  $  31,302  $  26,640  $  21,758  $  29,989  $  25,983
Property and equipment . .      178,488    178,488    139,899     62,823     45,084     46,424
Total assets . . . . . . .      338,105    257,605    205,193    109,981     94,842     89,819
Long-term debt, net of
  current portion. . . . .      141,636     61,136     42,096        200      3,648      4,908
Shareholders' equity . . .      131,239    131,239    111,385     69,126     61,774     62,376

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

GENERAL

      The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements as of December 31, 1995 and 1994, and for the years ended December 31, 1995, 1994, and 1993, included elsewhere herein.

      Increases and decreases in domestic well servicing activity historically have had a significant correlation with changes in oil and natural gas prices. International well servicing activity is also affected by fluctuations in oil and natural gas prices, but historically to a lesser extent than domestic activity. International well servicing contracts are typically for terms of one year or more, while domestic contracts are typically entered into for one or multiple wells. Accordingly, international well servicing activities generally are not as sensitive to short-term changes in oil and gas prices as domestic operations.

      Since 1993, the Company has entered into a number of transactions that have significantly expanded the Company's operations, including the following:

      - In a series of transactions from mid-1993 through 1995, the Company acquired established businesses in Argentina, Venezuela and Colombia and deployed 28 rigs from its U.S. land-based fleet to Venezuela, Argentina and Russia.

      - In June 1994, the Company acquired the largest fleet of platform workover rigs, consisting of 22 units, in the Gulf of Mexico. An additional platform rig was constructed and added to the fleet in September 1995.

      - In January 1995, the Company commenced operation of two drilling/workover barge rigs on Lake Maracaibo, Venezuela. The barge rigs were constructed during 1994 pursuant to ten-year operating contracts entered into with Lagoven, S.A. ("Lagoven"), a subsidiary of the Venezuelan national oil company.

      - In March 1995, the Company acquired X-Pert Enterprises, Inc. ("X-Pert"), which operates 35 well servicing rigs in New Mexico.

RESULTS OF OPERATIONS

      The following table sets forth selected consolidated financial information of the Company by segment for the periods indicated:

                                         Year Ended December 31,
                           ---------------------------------------------------
                                1995              1994              1993
                           ---------------   ---------------   ---------------
Revenues:
   Domestic land. . . . .  $ 113,115  42.9%  $  95,860  52.6%  $ 105,865  83.3%
   Domestic offshore. . .     49,595  18.8      23,441  12.9       --      --
   International. . . . .    100,889  38.3      63,035  34.5      21,234  16.7
                           --------- -----   --------- -----   --------- -----
      Total revenues. . .  $ 263,599 100.0%  $ 182,336 100.0%  $ 127,099 100.0%
                           ========= =====   ========= =====   ========= =====


Earnings from operations:
   Domestic land. . . . .  $   6,857  26.1%  $   1,184  14.7%  $   1,307  46.4%
   Domestic offshore. . .      6,785  25.8       3,304  41.2       --      --
   International. . . . .     12,630  48.1       3,540  44.1       1,508  53.6
                           --------- -----   --------- -----   --------- -----
      Total earnings
        from operations .  $  26,272 100.0%  $   8,028 100.0%  $   2,815 100.0%
                           ========= =====   ========= =====   ========= =====

   YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

      REVENUES. Revenues for the year ended December 31, 1995 increased $81,263,000, or 45%, as compared to the year ended December 31, 1994. Of this increase, $37,854,000 was attributable to the Company's international operations. The Company experienced increased activity levels in Argentina, Venezuela and Russia, due primarily to the utilization of additional assets deployed in those areas. The Company's offshore operations, which were acquired in mid-1994, accounted for $26,154,000 of the increase, as those operations were included for a full year in 1995. Revenues from the Company's domestic land-based operations increased $17,255,000, due primarily to the addition of X-Pert in March 1995.

      OPERATING COSTS. Operating costs for the year ended December 31, 1995 increased $48,599,000, or 35%, as compared to the year ended December 31, 1994. Of this increase, $21,957,000 was attributable to the Company's international operations, due to expansion of those operations, as discussed above, $17,285,000 was attributable to a full year of operations for the Company's offshore operations, and $9,357,000 was attributable to the Company's domestic land-based operations. The Company's domestic land-based operations experienced improved operating margins, as a result of extensive cost cutting efforts, improved safety performance and reduced insurance costs (attributable to both reduced rates and improved claims experience).

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the year ended December 31, 1995 increased $7,107,000, or 74%, as compared to the year ended December 31, 1994, primarily as a result of expansion of the Company's domestic offshore and international asset base.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the year ended December 31, 1995 increased $7,313,000, or 29%, as compared to the year ended December 31, 1994, primarily as a result of the inclusion of such costs related to acquired businesses. As a percentage of revenues, total selling, general and administrative expenses declined to approximately 12% in 1995 from approximately 14% in 1994.

      EARNINGS FROM OPERATIONS. The Company generated earnings from operations for the year ended December 31, 1995 of $26,272,000. Of this amount, $12,630,000 was generated from international operations, $6,785,000 was generated from domestic offshore operations and $6,857,000 was generated from domestic land-based operations. During 1994, international operations generated earnings from operations of $3,540,000, domestic offshore operations generated earnings from operations of $3,304,000, and domestic land-based operations generated earnings from operations of $1,184,000.

      OTHER INCOME (EXPENSE). Other income (expense) for the year ended December 31, 1995 included a gain of $1,049,000 from the insurance recovery relating to a domestic land rig which was destroyed in an explosion and fire, and other miscellaneous gains of $638,000 from asset sales, other insurance recoveries, foreign exchange transactions and other sources. Interest income increased to $740,000 for the year ended December 31, 1995 from $618,000 in 1994 due to an increase in cash available for investment. Interest expense for the year ended December 31, 1995 increased by $6,069,000 from 1994, as a result of borrowings related to the Company's two drilling/workover barge rigs, acquisitions and other additions to property and equipment.

      INCOME TAX PROVISION. The Company's consolidated effective income tax rate for the year ended December 31, 1995 increased to approximately 32% from approximately 24% for the year ended December 31, 1994, primarily as a result of the recognition in 1994 of current tax benefits from the utilization of approximately $3,000,000 of foreign net operating loss carryforwards. The Company recognized no such tax benefits from the utilization of foreign net operating loss carryforwards in 1995.

   YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

      REVENUES. Revenues for the year ended December 31, 1994 increased $55,237,000, or 43%, as compared to the corresponding period in 1993. Of this increase, $41,801,000 was attributable to the Company's international operations. The Company's expansion into Argentina and Venezuela did not begin until July 1993, while such operations generated revenues for all of 1994. The addition of the Company's domestic offshore operations in mid-1994 accounted for $23,441,000 of the increase. These increases were partially offset by a $10,005,000 decline in revenues as a result of a reduction in hours worked due to weaker demand for the Company's domestic land operations.

      OPERATING COSTS. Operating costs for the year ended December 31, 1994 increased $39,348,000, or 39%, as compared to the corresponding period in 1993. Of this increase, $31,636,000 was attributable to the Company's international operations and $16,875,000 was a result of the addition of the Company's offshore operations. These increases were partially offset by a $9,163,000 decline in operating costs as a result of reduced activity for the Company's domestic land operations.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the year ended December 31, 1994 increased $3,143,000, or 49%, as compared to the corresponding period in 1993, primarily as a result of provisions for recently acquired domestic offshore and international assets.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the year ended December 31, 1994 increased $7,533,000, or 43%, as compared to the corresponding period in 1993, primarily as a result of the inclusion of such costs for acquired domestic offshore and international operations, offset somewhat by a decrease in such costs for domestic land operations. As a percentage of revenues, total selling, general and admin-istrative expenses remained constant from 1993 to 1994 at approximately 14%.

      EARNINGS FROM OPERATIONS. The Company generated earnings from operations for the year ended December 31, 1994 of $8,028,000. Of this amount, $3,540,000 was generated from international operations (despite a loss from operations in Russia of $1,172,000), $3,304,000 was generated from domestic offshore operations and $1,184,000 was generated from domestic land-based operations. For the corresponding period in 1993, domestic land operations generated earnings from operations of $1,307,000 and international operations generated earnings from operations of $1,508,000, including earnings of $462,000 from Russian operations.

      OTHER INCOME (EXPENSE). Other income (expense) for the year ended December 31, 1994 consisted principally of net foreign currency translation losses of $362,000 resulting from the devaluation of the Venezuelan bolivar,
partially offset by other miscellaneous income items.   Interest expense of
$207,000 for the twelve months ended December 31, 1994 resulted from debt related to the Company's newly acquired domestic offshore operations and other short-term working capital borrowings. During the year ended December 31, 1994, the Company capitalized $458,000 of interest expense in connection with construction projects, primarily the construction of the two workover/drilling barge rigs sent to Venezuela. During the corresponding period of 1993, the Company had no such borrowings or interest expense.

      INCOME TAX PROVISION. The Company's consolidated effective income tax rate for the year ended December 31, 1994 declined to approximately 24% from approximately 37%, before the cumulative effect of a change in accounting for income taxes, for the corresponding period in 1993, primarily as a result of the recognition of current tax benefits from the utilization of approximately $3,000,000 of foreign net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had net working capital of $31,302,000 and $26,640,000 at December 31, 1995 and 1994, respectively. The Company's current ratio was 1.7 to 1.0 at December 31, 1995 and 1.8 to 1.0 at December 31, 1994. In January 1996, the Company completed the public sale of $80,500,000 principal amount of convertible subordinated debentures, which resulted in net proceeds to the Company of approximately $77,585,000. On a pro forma basis, as adjusted to give effect to the public sale of the convertible subordinated debentures and receipt of the net proceeds therefrom, the Company had net working capital of $109,179,000 and a current ratio of 3.6 to 1.0 at December 31, 1995. Approximately $25,000,000 of such net proceeds will be used to fund various capital projects and approximately $10,000,000 will be used to repay outstanding indebtedness. Management believes that the Company's available funds, including the net proceeds from the public offering of convertible subordinated debentures, cash generated from operations and existing bank credit lines, will be sufficient to fund its normal ongoing capital expenditure, working capital and debt service requirements.

      The Company is active in reviewing possible expansion and acquisition opportunities relating to all of its business segments. From time to time, the Company has one or more bids outstanding for contracts that could require significant capital expenditures and mobilization costs. While the Company has no definitive agreements to acquire additional equipment, suitable opportunities may arise in the future. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. The Company expects to fund project opportunities and acquisitions primarily through a combination of working capital, cash flow from operations and full or limited recourse debt or equity financing.

      As of December 31, 1995, the Company had domestic bank commitments providing for guidance lines of credit of $18,000,000, against which letters of credit of $11,397,000 were outstanding. Substantially all of these letters of credit have been issued in favor of the Company's insurance carriers to guarantee payment of the Company's share of insured claims. As of December 31, 1995, the Company had accrued approximately $7,249,000 of claims liabilities, of which $3,940,000 was included in current liabilities and $3,309,000 was reflected as other long-term liabilities in the consolidated balance sheet.
The Company has estimated the amount and timing of payment of these liabilities based on actuarial studies provided by the insurance carriers and past experience. Due to the nature of the Company's business and the structure of its insurance program, the occurrence of a significant event against which the Company is not fully insured, or of a number of lesser events against which the Company is insured, but subject to substantial deductibles, could significantly impact the operating results of the Company for a given period.

      During 1994, the Company entered into long-term financing arrangements with two Japanese trading companies in connection with the construction and operation of two drilling/workover barge rigs. The financing agreement provides that the loans are to be collateralized by the barge rigs and related charter contracts. The aggregate amount of the collateralized term loans was initially $42,000,000. Pursuant to the terms of the loan agreements, $2,503,000 of interest, which accrues at a rate of 9.61% per annum, was added to the principal amount of the loans prior to the first scheduled payment in July 1995. At December 31, 1995, the outstanding balance of these loans was $42,320,000. The loans are being repaid from the proceeds of the related charter contracts in equal monthly installments of principal and interest through July 2004. In addition, a portion of the contract proceeds is being held in trust to assure the timely payment of future debt service obligations. At December 31, 1995, $2,435,000 of such contract proceeds are being held in trust for the benefit of the lenders, and are not presently available for use by the Company. The terms of the financing agreement limit the lenders' recourse essentially to the barge rigs, contract proceeds and the assets of the Company's Venezuelan subsidiary. The Company also provided the lenders a limited guaranty with respect to certain political risks. The Company has obtained political risks insurance policies from the Overseas Private Investment Corporation to protect against political risks that could result in potential payments under the terms of the Company's guaranty.

      In June 1994, the Company completed the public sale of 6,918,000 shares of common stock, which resulted in net cash proceeds to the Company of approximately $32,000,000. The Company utilized $20,608,000 of such proceeds toward the purchase of 22 offshore platform workover rigs that operate in the Gulf of Mexico. The balance of the proceeds from the public offering were used to fund the upgrading of certain of the acquired offshore assets as well as other capital expenditures for the refurbishment and re-deployment of rigs from its domestic fleet to Argentina.

      In connection with the acquisition and planned upgrading and expansion of its acquired offshore platform rig fleet in 1994, the Company established credit facilities with a lending institution in the aggregate amount of $14,400,000. In February 1995, this credit facility was amended to, among other things, increase the aggregate borrowing availability to $30,000,000. As of December 31, 1995, $8,200,000 of secured term loans, $8,850,000 of secured revolving loans and $762,000 of working capital line of credit borrowings were outstanding pursuant to this facility.

      During the year ended December 31, 1995, the Company spent approximately $15,100,000 on offshore assets, including: (i) construction of a new "flagship" state-of-the-art diesel electric platform rig, (ii) major rig refurbishments and (iii) auxiliary equipment such as top-drive drilling systems and larger capacity pumps and generators, and improved living quarters. The Company plans to continue the program to upgrade its offshore platform rig fleet throughout 1996.

      In October 1995, the Company purchased all of the capital stock of Marlin Colombia Drilling Co., Inc. ("Marlin") for cash consideration of approximately $6,000,000. For the twelve months ended September 30, 1995, Marlin generated revenues of approximately $7,000,000.

      In September 1995, the Company entered into an agreement with a financial institution for the sale and leaseback of up to $10,000,000 of equipment to be used in the Company's business. As of December 31, 1995, the Company had received proceeds of $5,500,000 pursuant to this facility. The Company has annual purchase and lease renewal options at projected future fair market values under the agreement. The lease has been classified as an operating lease for financial statement purposes. Rentals on the initial transaction are $1,167,000 annually. The net book value of the equipment has been removed from the balance sheet and the excess of $483,000 realized on the transaction has been deferred and is being amortized as a reduction of lease expense over the maximum lease term of five years.

      The Company spent approximately $3,800,000 during the year ended December 31, 1995 to complete construction of the two new drilling/workover barge rigs deployed in Venezuela. Additionally, land-based rig refurbishment and international deployment costs for the year ended December 31, 1995 and 1994 were approximately $14,600,000 and $9,952,000, respectively.

      In March 1995, the Company acquired all of the outstanding capital stock of X-Pert for consideration of approximately $10,000,000, consisting of $3,000,000 cash, a note payable to the selling shareholders in the amount of approximately $6,000,000, and 200,000 shares of the Company's common stock. At such time, X-Pert had working capital and other monetary assets in excess of liabilities of approximately $3,000,000.

      Capital expenditures related to other domestic operations for the years ended December 31, 1995 and 1994 were approximately $3,700,000 and $2,300,000, respectively.

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

      In October 1995, the Financial Acounting Standards Board issued Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123, which is effective for fiscal years beginning after December 15, 1995, encourages but does not require companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. The Company has not yet decided if it will adopt this new fair value based method of accounting for its stock-based incentive plans.

CURRENCY FLUCTUATIONS

      Deterioration in economic conditions in Venezuela resulted in significant devaluation of the country's currency during the first half of 1994. To a large extent, the Company has been able to insulate its ongoing operations from currency exchange losses by matching the local currency component of contracts to the amount of operating costs transacted in local currency. The Company is continuing its efforts to maximize the U.S. dollar component of its Venezuelan contracts. During the first two quarters of 1994, the devaluation of the Venezuelan bolivar resulted in currency translation losses for the Company. These losses resulted principally from the translation of the net Venezuelan monetary assets (that is, essentially accounts receivable in excess of trade payables) at devaluing exchange rates from month to month.

      In the latter part of June 1994, the Venezuelan government imposed exchange control policies and established an official fixed exchange rate of 170 bolivars per U.S. dollar. This official rate was maintained for the remainder of 1994 and during the first three quarters of 1995. Accordingly, no currency translation losses resulted in those periods. In December 1995, the Venezuelan government devalued its currency by revising the official exchange rate to 290 Venezuelan bolivars per U.S. dollar. The December 1995 devaluation did not result in the recognition of any material currency translation gain or loss by the Company in its consolidated financial statements. If the official rate is subsequently revised or a market exchange mechanism is re-implemented so that the bolivar "floats" relative to the U.S. dollar, the Company could be susceptible to future translation losses with respect to its Venezuelan operations. The Company intends to continue to monitor developments in this regard and to take such measures as may be practical to limit its exposure to currency translation losses in future periods.

ITEM 8.  Financial Statements and Supplementary Data

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Pride Petroleum Services, Inc.:

      We have audited the consolidated balance sheet of Pride Petroleum Services, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pride Petroleum Services, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

      As discussed in Note 6 to the financial statements, the Company changed its method of accounting for income taxes in 1993.


                                       COOPERS & LYBRAND L.L.P.


Houston, Texas
February 26, 1996

                         PRIDE PETROLEUM SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)
                                                DECEMBER 31, 1995
                                               --------------------DECEMBER 31,
                                               PRO FORMA HISTORICAL    1994
                                               ---------  ---------  ---------
                                    ASSETS    (unaudited)
CURRENT ASSETS
   Cash and cash equivalents. . . . . . . . .  $  86,880  $   9,295  $   5,970
   Short-term investments . . . . . . . . . .      2,612      2,612      3,001
   Trade receivables, net of allowance
     for doubtful accounts of $426,
     $426 and $394, respectively. . . . . . .     43,767     43,767     38,334
   Parts and supplies . . . . . . . . . . . .      9,473      9,473      4,468
   Deferred income taxes. . . . . . . . . . .      1,518      1,518      2,388
   Other current assets . . . . . . . . . . .      6,780      6,488      6,128
                                               ---------  ---------  ---------
      Total current assets. . . . . . . . . .    151,030     73,153     60,289
                                               ---------  ---------  ---------
PROPERTY AND EQUIPMENT, AT COST . . . . . . .    296,939    296,939    246,365
ACCUMULATED DEPRECIATION. . . . . . . . . . .   (118,451)  (118,451)  (106,466)
                                               ---------  ---------  ---------
      Net property and equipment. . . . . . .    178,488    178,488    139,899
                                               ---------  ---------  ---------
GOODWILL AND OTHER INTANGIBLES, net . . . . .      3,699      3,699      3,580
OTHER ASSETS. . . . . . . . . . . . . . . . .      4,888      2,265      1,425
                                               ---------  ---------  ---------
                                               $ 338,105  $ 257,605  $ 205,193
                                               =========  =========  =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable . . . . . . . . . . . . .  $  15,010  $  15,010  $  14,715
   Accrued expenses . . . . . . . . . . . . .     16,550     16,550     15,332
   Current portion of long-term debt. . . . .     10,291     10,291      3,602
                                               ---------  ---------  ---------
      Total current liabilities . . . . . . .     41,851     41,851     33,649
                                               ---------  ---------  ---------
OTHER LONG-TERM LIABILITIES . . . . . . . . .      4,127      4,127      5,327
LONG-TERM DEBT, net of current portion. . . .     61,136     61,136     42,096
CONVERTIBLE SUBORDINATED DEBENTURES . . . . .     80,500      --         --
DEFERRED INCOME TAXES . . . . . . . . . . . .     19,252     19,252     12,736
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
   Common stock, no par value; 40,000,000
     shares authorized; 24,863,072,
     24,863,072 and 24,081,872 shares issued
     and 24,808,852, 24,808,852 and 24,027,652
     shares outstanding, respectively . . . .          1          1          1
   Paid-in capital. . . . . . . . . . . . . .     95,751     95,751     91,256
   Treasury stock, at cost. . . . . . . . . .       (191)      (191)      (191)
   Retained earnings. . . . . . . . . . . . .     35,678     35,678     20,319
                                               ---------  ---------  ---------
      Total shareholders' equity. . . . . . .    131,239    131,239    111,385
                                               ---------  ---------  ---------
                                               $ 338,105  $ 257,605  $ 205,193
                                               =========  =========  =========
                The accompanying notes are an integral part of
                    the consolidated financial statements.

                         PRIDE PETROLEUM SERVICES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)

                                                   YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                 1995       1994       1993
                                               ---------  ---------  ---------
REVENUES. . . . . . . . . . . . . . . . . . .  $ 263,599  $ 182,336  $ 127,099
                                               ---------  ---------  ---------
COSTS AND EXPENSES
   Operating costs. . . . . . . . . . . . . .    188,252    139,653    100,305
   Depreciation and amortization. . . . . . .     16,657      9,550      6,407
   Selling, general and administrative. . . .     32,418     25,105     17,572
                                               ---------  ---------  ---------
      Total costs and expenses. . . . . . . .    237,327    174,308    124,284
                                               ---------  ---------  ---------
         Earnings from operations . . . . . .     26,272      8,028      2,815

OTHER INCOME (EXPENSE)
   Other income (expense) . . . . . . . . . .      1,687       (305)      (135)
   Interest income. . . . . . . . . . . . . .        740        618        649
   Interest expense . . . . . . . . . . . . .     (6,276)      (207)       (10)
                                               ---------  ---------  ---------
         Total other income (expense), net. .     (3,849)       106        504
                                               ---------  ---------  ---------
EARNINGS BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR INCOME TAXES . . . . . . . .     22,423      8,134      3,319

INCOME TAX PROVISION. . . . . . . . . . . . .      7,064      1,920      1,214
                                               ---------  ---------  ---------
NET EARNINGS BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING FOR INCOME TAXES . . .     15,359      6,214      2,105

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR INCOME TAXES . . . . . . . .      --         --         3,835
                                               ---------  ---------  ---------
NET EARNINGS. . . . . . . . . . . . . . . . .  $  15,359  $   6,214  $   5,940

                                               =========  =========  =========
NET EARNINGS PER SHARE
   Before cumulative effect of change
     in accounting for income taxes . . . . .  $     .60  $     .30  $     .13
   Cumulative effect of change in
     accounting for income taxes. . . . . . .      --         --           .23
                                               ---------  ---------  ---------
EARNINGS PER SHARE. . . . . . . . . . . . . .  $     .60  $     .30  $     .36
                                               =========  =========  =========
WEIGHTED AVERAGE COMMON SHARES AND
  COMMON SHARE EQUIVALENTS OUTSTANDING. . . .     25,465     20,795     16,487
                                               =========  =========  =========

               The accompanying notes are an integral part of
                   the consolidated financial statements.

                         PRIDE PETROLEUM SERVICES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                (In thousands)

                                       COMMON STOCK            TREASURY              TOTAL
                                      --------------  PAID-IN    STOCK   RETAINED SHAREHOLDERS'
                                      SHARES  AMOUNT  CAPITAL   AT COST  EARNINGS    EQUITY
                                      ------  ------  --------  -------  --------   ---------
BALANCE - DECEMBER 31, 1992. . . . .  16,034  $    1  $ 53,915  $  (307) $  8,165   $  61,774

   Net earnings. . . . . . . . . . .    --      --       --        --       5,940       5,940
   Issuance of common stock in
     connection with acquisition . .     270    --       1,099      116     --          1,215
   Exercise of stock options . . . .      17    --         129     --       --            129
   Tax benefit of non-qualified
     stock options . . . . . . . . .    --      --          68     --       --             68
                                      ------  ------  --------  -------  --------   ---------
BALANCE - DECEMBER 31, 1993. . . . .  16,321       1    55,211     (191)   14,105      69,126

   Net earnings. . . . . . . . . . .    --      --       --        --       6,214       6,214
   Issuance of common stock in
     public offering . . . . . . . .   6,918    --      32,108     --       --         32,108
   Issuance of common stock in
     connection with acquisition . .     785    --       3,925     --       --          3,925
   Exercise of stock options . . . .       4    --           8     --       --              8
   Tax benefit of non-qualified
     stock options . . . . . . . . .    --      --           4     --       --              4
                                      ------  ------  --------  -------  --------   ---------
BALANCE - DECEMBER 31, 1994. . . . .  24,028       1    91,256     (191)   20,319     111,385

   Net earnings. . . . . . . . . . .    --      --       --        --      15,359      15,359
   Issuance of common stock in
     connection with acquisitions. .     525    --       3,279     --       --          3,279
   Exercise of stock options . . . .     256    --         739     --       --            739
   Tax benefit of non-qualified
     stock options . . . . . . . . .    --      --         477     --       --            477
                                      ------  ------  --------  -------  --------   ---------
BALANCE - DECEMBER 31, 1995. . . . .  24,809  $    1  $ 95,751  $  (191) $ 35,678   $ 131,239
                                      ======  ======  ========  =======  ========   =========

               The accompanying notes are an integral part of
                   the consolidated financial statements.

                         PRIDE PETROLEUM SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1995       1994       1993
                                                               ---------  ---------  ---------
OPERATING ACTIVITIES
   Net earnings . . . . . . . . . . . . . . . . . . . . . . .  $  15,359  $   6,214  $   5,940
   Adjustments to reconcile net earnings to
     net cash provided by operating activities -
      Depreciation and amortization . . . . . . . . . . . . .     16,657      9,550      6,407
      Gain on sale of assets. . . . . . . . . . . . . . . . .     (1,544)      (475)      (241)
      Effect of exchange rates. . . . . . . . . . . . . . . .       (142)       362        167
      Deferred tax provision (benefit). . . . . . . . . . . .      4,602      1,120       (103)
      Effect of change in accounting for income taxes . . . .      --         --        (3,835)
      Changes in assets and liabilities, net of
        effects of acquisitions -
         Trade receivables. . . . . . . . . . . . . . . . . .     (4,493)   (10,106)      (830)
         Parts and supplies . . . . . . . . . . . . . . . . .     (2,866)    (1,128)      (313)
         Other current assets . . . . . . . . . . . . . . . .     (1,914)       (31)      (395)
         Accounts payable . . . . . . . . . . . . . . . . . .       (358)     1,534      2,778
         Accrued expenses and other . . . . . . . . . . . . .      1,391      1,331       (343)
                                                               ---------  ---------  ---------
            Net cash provided by operating activities . . . .     26,692      8,371      9,232
                                                               ---------  ---------  ---------
INVESTING ACTIVITIES
   Purchase of net assets of acquired entities,
     including acquisition costs, less cash acquired. . . . .     (8,144)   (22,217)    (9,752)
   Purchases of property and equipment. . . . . . . . . . . .    (40,636)   (59,171)   (12,123)
   Proceeds from sale of short-term investments . . . . . . .      1,250      1,004      2,852
   Proceeds from sale of property and equipment . . . . . . .      6,862        908        285
   Purchase of short-term investments . . . . . . . . . . . .       (360)     --        (2,000)
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . .       (485)        (6)        45
                                                               ---------  ---------  ---------
            Net cash used in investing activities . . . . . .    (41,513)   (79,482)   (20,693)
                                                               ---------  ---------  ---------
FINANCING ACTIVITIES
   Proceeds from issuance of common stock . . . . . . . . . .      1,216     32,116        129
   Proceeds from debt borrowings. . . . . . . . . . . . . . .     27,535     39,358        400
   Reduction of debt. . . . . . . . . . . . . . . . . . . . .    (10,410)      (740)    (1,797)
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . .       (195)    (1,162)     --
                                                               ---------  ---------  ---------
            Net cash provided (used) by financing activities.     18,146     69,572     (1,268)
                                                               ---------  ---------  ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . .      3,325     (1,539)   (12,729)
CASH AND CASH EQUIVALENTS, beginning of period. . . . . . . .      5,970      7,509     20,238
                                                               ---------  ---------  ---------
CASH AND CASH EQUIVALENTS, end of period. . . . . . . . . . .  $   9,295  $   5,970  $   7,509
                                                               =========  =========  =========

               The accompanying notes are an integral part of
                   the consolidated financial statements.

                         PRIDE PETROLEUM SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION AND BASIS OF PRESENTATION

      Pride Petroleum Services, Inc. (the "Company") is a Louisiana corporation which was organized in 1988 as the successor to a company originally incorporated in 1968. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

      The accompanying pro forma information sets forth the Company's consolidated balance sheet as of December 31, 1995, as adjusted to give effect to the issuance and sale by the Company of $80,500,000 principal amount of 6 1/4% convertible subordinated debentures in January 1996. Net proceeds to the Company were $77,585,000, after deducting underwriting discounts and commissions and estimated offering expenses totaling $2,915,000.

   CASH EQUIVALENTS

      For purposes of the consolidated balance sheet and consolidated statement of cash flows, the Company considers highly liquid debt instruments having maturities of three months or less at the date of purchase to be cash equivalents.

   SHORT-TERM INVESTMENTS

      Short-term investments include marketable securities, which in the case of debt instruments have maturities in excess of three months but less than one year at the date of purchase, and are carried at the lower of cost or market value. There were no material differences between cost and fair market value at December 31, 1995.

   PARTS AND SUPPLIES

      Parts and supplies consist of spare rig parts and supplies held for use in operations and are valued at the lower of weighted average cost or market value.

   PROPERTY AND EQUIPMENT

      Property and equipment are carried at original cost or adjusted net realizable value, as applicable. Major renewals and improvements are capitalized and depreciated over the respective asset's useful life. Maintenance and repair costs are charged to expense as incurred. During the years ended December 31, 1995, 1994 and 1993, maintenance and repair costs included in operating costs were $20,776,000, $16,290,000 and $12,541,000, respectively. When assets are sold or retired, the remaining costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income.





                         PRIDE PETROLEUM SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      For financial reporting purposes, depreciation of property and equipment is provided using primarily the straight line method based upon expected useful lives of each class of assets. Estimated useful lives of the assets for financial reporting purposes are as follows:

                                                       YEARS
                                                      -------
            Rigs and rig equipment                     5 - 17
            Transportation equipment                   3 -  7
            Buildings and improvements                10 - 20
            Furniture and fixtures                          5

      The Company capitalizes interest applicable to the construction of significant additions to property and equipment. In 1995 and 1994, total interest incurred was $6,526,000 and $665,000, respectively, of which $250,000 and $458,000, respectively, was capitalized. No interest was capitalized in 1993.

   GOODWILL AND OTHER INTANGIBLES

      Goodwill, totalling $2,650,000 and $2,846,000 at December 31, 1995 and 1994, respectively, represents the cost in excess of fair value of the net assets of companies acquired and is being amortized over 15 years. Other intangible assets, totalling $1,049,000 and $734,000 at December 31, 1995 and 1994, respectively, represent costs allocated to service contracts, employment contracts, covenants not to compete and client lists acquired in business acquisitions. Other intangible assets are being amortized over their estimated useful lives, which range from three to ten years. Total amortization of goodwill and other intangible assets for the years ended December 31, 1995, 1994 and 1993 amounted to $543,000, $475,000 and $453,000, respectively.

   REVENUE RECOGNITION

      The Company recognizes revenue from domestic land well servicing operations as services are performed based upon actual rig hours worked. Revenues from international and offshore well servicing and daywork drilling operations are recognized as services are performed based upon contracted day rates and the number of operating days during the period. Revenues from related operations are recognized in the period in which such services are performed.

   INCOME TAXES

      Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the asset is recovered or the liability is settled.






                         PRIDE PETROLEUM SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   FOREIGN CURRENCY TRANSLATION

      The Company accounts for translation of foreign currency in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". The Company's Venezuelan operations are in a "highly inflationary" economy resulting in the use of the U.S. dollar as the functional currency. Therefore, certain assets of this operation are translated at historical exchange rates and all translation gains or losses are reflected in the period's results of operations. In Argentina and Colombia, the local currency is considered the functional currency. Translation of Argentine and Colombian assets and liabilities is made at the prevailing exchange rate as of the balance sheet date. Revenues and expenses are translated at the average rate of exchange during the period. The resulting translation adjustments are recorded as a component of shareholders' equity. In Russia, contracts to date have called for payment and expenses to be in U.S. dollars; therefore, no exchange gain or loss has been applicable.

   EARNINGS (LOSS) PER SHARE

      Earnings (loss) per share has been computed based on the weighted average number of common shares outstanding during the applicable period. Common share equivalents have been included in periods in which their effect is dilutive. Common share equivalents include the number of shares issuable upon exercise of warrants and stock options, less the number of shares that could have been repurchased with the exercise proceeds, using the treasury stock method. Fully diluted earnings per share have not been presented as the results are not materially different.

   CONCENTRATION OF CREDIT RISK

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments in U.S. Government securities and in other high quality financial instruments. By policy, the Company limits the amount of credit exposure to any one financial institution or issuer. The Company's customer base consists primarily of major integrated and government-owned international oil companies as well as smaller independent oil and gas producers. Management believes the credit quality of its customers is generally high. The Company has in place insurance to cover certain exposure in its foreign operations and provides allowances for potential credit losses when necessary.

   MANAGEMENT ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While it is believed that such estimates are reasonable, actual results could differ from those estimates.

   CONDITIONS AFFECTING ONGOING OPERATIONS

      Increases and decreases in domestic well servicing activity historically have had a significant correlation with changes in oil and natural gas prices. International well servicing activity is also affected by fluctuations in oil
                         PRIDE PETROLEUM SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and natural gas prices, but historically to a lesser extent than domestic activity. International well servicing contracts are typically for terms of one year or more, while domestic contracts are typically entered into for one or multiple wells. Accordingly, international well servicing activities generally are not as sensitive to short-term changes in oil and gas prices as domestic operations.

2.  PROPERTY AND EQUIPMENT

      Property and equipment at December 31, 1995 and 1994 consists of the following:
                                                        DECEMBER 31,
                                                    --------------------
                                                      1995       1994
                                                    ---------  ---------
                                                       (in thousands)
      Land . . . . . . . . . . . . . . . . . . . .  $   2,458  $   2,340
      Equipment. . . . . . . . . . . . . . . . . .    274,378    191,248
      Buildings. . . . . . . . . . . . . . . . . .      6,492      5,495
      Other. . . . . . . . . . . . . . . . . . . .        471        251
      Construction-in-progress . . . . . . . . . .     13,140     47,031
                                                    ---------  ---------
                                                      296,939    246,365
      Accumulated depreciation . . . . . . . . . .   (118,451)  (106,466)
                                                    ---------  ---------
                                                    $ 178,488  $ 139,899
                                                    =========  =========

      Construction-in-progress as of December 31, 1995 included approximately $5,700,000 of costs related to the acquisition, refurbishment, equipping and deploying to international markets of seven land-based workover and four land-based drilling rigs and approximately $2,500,000 of costs related to the construction of an offshore platform workover rig. At December 31, 1994, construction-in-progress included approximately $36,533,000 of costs related to the construction of the two drilling/workover barge rigs which were placed in service in January 1995, approximately $4,355,000 of costs related to improvements to three offshore platform rigs, and $3,701,000 related to the refurbishment, upgrading and deployment of four additional rigs to Argentina.

3.  ACQUISITIONS

      In March 1995, the Company acquired all of the outstanding capital stock of X-Pert Enterprises, Inc. ("X-Pert") for aggregate consideration of approximately $10,000,000, consisting of $3,000,000 cash, a note payable to the selling shareholders in the amount of $5,964,000, and 200,000 shares of the Company's common stock.











                         PRIDE PETROLEUM SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      The assets acquired and liabilities assumed in the X-Pert acquisition were as follows:
                                              ASSETS (LIABILITIES)
                                              --------------------
                                                 (in thousands)
            Cash and cash equivalents. . . . .      $  1,719
            Trade receivables. . . . . . . . .         2,254
            Other current assets . . . . . . .            80
            Property and equipment . . . . . .        10,000
            Other assets . . . . . . . . . . .           725
            Accounts payable . . . . . . . . .          (648)
            Accrued expenses . . . . . . . . .          (761)
            Long-term debt . . . . . . . . . .          (569)
            Deferred income taxes. . . . . . .        (2,800)
                                                     -------
                                                    $ 10,000
                                                    ========

      Unaudited pro forma results of operations assuming the acquisition of X-Pert had occurred on January 1, 1994, are as follows:

                                                  YEAR ENDED DECEMBER 31,
                                                  ----------------------
                                                    1995         1994
                                                  ---------    ---------
                                                  (in thousands, except
                                                      per share data)
      Revenues . . . . . . . . . . . . . . . . .  $ 265,592    $ 197,154
      Net Earnings . . . . . . . . . . . . . . .  $  15,488    $   7,112
      Earnings per share . . . . . . . . . . . .  $     .61    $     .34

      The pro forma results of operations presented above do not purport to be indicative of the results of operations of the Company that might have occurred nor are they indicative of future results.

      Also in March 1995, the Company acquired substantially all of the assets of a fluids hauling business for total consideration of $400,000, consisting of $350,000 cash and a note payable to the sellers in the amount of $50,000.

      In October 1995, the Company purchased all of the outstanding capital stock of Marlin Colombia Drilling Co., Inc. ("Marlin") for cash consideration of approximately $6,000,000.

      In June 1994, the Company acquired substantially all of the assets of Offshore Rigs, L.L.C. ("Offshore Rigs") for consideration of $31,213,000, consisting of $20,608,000 in cash, the issuance of 785,000 shares of the Company's common stock with a market value of $3,925,000, and the assumption of existing bank indebtedness of $6,680,000.

      In February 1994, the Company acquired all of the outstanding capital stock of Hydrodrill, S.A. ("Hydrodrill"). The principal assets of Hydrodrill were four land-based workover rigs located in southern Argentina.

      Each of the acquisitions discussed above was recorded using the purchase method of accounting. The operating results of each acquisition have been included in consolidated results of operations from the date of acquisition.

                         PRIDE PETROLEUM SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.  DEBT

   LONG-TERM DEBT

      Long-term debt at December 31, 1995 and 1994 consists of the following:

                                                        DECEMBER 31,
                                                     -------------------
                                                       1995      1994
                                                     --------  ---------
                                                       (in thousands)
      Limited-recourse collateralized term loans. .  $ 42,320  $ 33,311
      Secured term loans. . . . . . . . . . . . . .     8,200     8,860
      Secured revolver. . . . . . . . . . . . . . .     8,850      --
      Notes payable . . . . . . . . . . . . . . . .     6,225       202
      Acquisition note payable. . . . . . . . . . .     5,070      --
      Revolving line of credit. . . . . . . . . . .       762     3,325

                                                     --------  --------
                                                       71,427    45,698
      Less current portion. . . . . . . . . . . . .    10,291     3,602
                                                     --------  --------
                                                     $ 61,136  $ 42,096
                                                     ========  ========

      During 1994, the Company entered into long-term financing arrangements with two Japanese trading companies in connection with the construction and operation of two drilling/workover barge rigs. The term loans are collateralized by the barge rigs and related charter contracts. The aggregate amount of the collateralized term loans was initially $42,000,000. During 1994 and 1995, an aggregate of $2,503,000 of accrued interest was added to the principal amount of the loans. Pursuant to the terms of the loan agreements, interest, which accrues at a rate of 9.61% per annum, was added to the principal amount of the loans prior to the first scheduled payment in July 1995. The loans are being repaid from the proceeds of the related charter contracts in equal monthly installments of principal and interest through July 2004. In addition, a portion of the contract proceeds is being held in trust to assure timely payment of future debt service obligations. At December 31, 1995, $2,435,000 of such contract proceeds are being held in trust for the benefit of the lenders, and are not presently available for use by the Company. The terms of the financing agreements limit the lenders' recourse essentially to the barge rigs, contract proceeds and the assets of the Company's Venezuelan subsidiary. The Company also provided the lenders a limited guaranty with respect to certain political risks. The Company has obtained political risks insurance policies from the Overseas Private Investment Corporation to protect against political risks that could potentially result in payments under the terms of the Company's guaranty.

      In connection with the acquisition of the assets of Offshore Rigs in June 1994, the Company's new wholly-owned subsidiary, Pride Offshore, Inc. ("Pride Offshore"), entered into a $14,400,000 credit facility with a financial institution. The credit facility included $5,400,000 of secured term loans, a $4,000,000 secured revolver that was scheduled to convert to a term loan in January 1995 and a $5,000,000 revolving line of credit. The secured term loan initially bore interest at a rate of 8% per annum, while the secured revolver and the revolving line of credit each bore interest at a variable rate of prime plus 1/2% per annum. At December 31, 1994, the Company had $4,860,000 of
                         PRIDE PETROLEUM SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

borrowings outstanding under the secured term loans, $4,000,000 outstanding under the secured revolver and $3,325,000 outstanding under the revolving line of credit.

      In February 1995, the credit facility was amended to, among other things, increase the aggregate borrowing availability under the facility to $30,000,000, reschedule maturities of the loans and to revise the interest rates on a portion of the borrowings. Pursuant to the amended credit facility, the amount of the secured term loan was increased to $10,000,000, with two tranches. Tranche A had an initial principal amount of $4,680,000, is repayable in 28 equal monthly principal payments of $90,000 plus interest and one final principal payment of $2,160,000 in June 1997, and bears interest, payable monthly, at a rate of 8% per annum. Tranche B had an initial principal amount of $5,320,000, is repayable in 60 equal monthly principal payments of $88,667 plus interest and bears interest, payable monthly, at a rate of 9.25% per annum.

      The proceeds of Tranche B of the amended secured term loan were used to repay the outstanding balance of the original secured revolver and a portion of the outstanding balance of the revolving line of credit. The secured term loan is collateralized by certain of the Company's offshore property and equipment.

      Pursuant to the amended loan agreements, the amount of borrowing availability under the secured revolver is $15,000,000. The secured revolver is to convert in July 1996 to a term loan which is repayable in 60 equal monthly principal payments plus interest. The secured revolver is collateralized by certain of the Company's property and equipment and bears interest, payable monthly, at a variable rate of prime plus 1/2% per annum (totalling 9% at December 31, 1995).

      The $5,000,000 revolving line of credit was amended to extend the maturity of such loan to April 30, 1996. The revolving line of credit bears interest, payable monthly, at a variable rate of prime plus 1/2% per annum (totalling 9% at December 31, 1995) and is collateralized by substantially all of the accounts receivable of Pride Offshore.

      The Company has unconditionally guaranteed the obligations of Pride Offshore under each of the amended secured term loans, the secured revolver and the revolving line of credit.

      Notes payable include four notes payable to lending institutions totaling an aggregate $6,175,000 which are collateralized by selected property and equipment and a note payable in the amount of $50,000 issued to the sellers of certain assets acquired by the Company during the first quarter of 1995.

      In March 1995, the Company entered into a note payable to two individuals in the amount of $5,964,000 as partial consideration for a business acquisition. The note bears interest at the rate of 8.5% per annum and is repayable in quarterly installments through March 2000. The acquistion note is collateralized by certain of the property and equipment of the acquired business.






                         PRIDE PETROLEUM SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      Future maturities of long-term debt are as follows:

                                                           AMOUNT
                                                          --------
                                                       (in thousands)
            1996 . . . . . . . . . . . . . . . . . . . .  $ 10,291
            1997 . . . . . . . . . . . . . . . . . . . .    12,158
            1998 . . . . . . . . . . . . . . . . . . . .     9,675
            1999 . . . . . . . . . . . . . . . . . . . .     9,583
            2000 . . . . . . . . . . . . . . . . . . . .     7,195
            Thereafter . . . . . . . . . . . . . . . . .    22,525

      The Company has obtained bank commitments which provide for guidance lines of credit of $18,000,000. As of December 31, 1995, letters of credit totaling $11,397,000 were outstanding thereunder. Cash and cash equivalents and a portion of accounts receivable have been pledged as collateral pursuant to these credit facilities.

      Based on rates currently available to the Company for debt with similar terms and remaining maturities, the Company believes that the recorded value of long-term debt approximates fair market value at December 31, 1995.

   CONVERTIBLE SUBORDINATED DEBENTURES

      In January 1996, the Company completed the public sale of $80,500,000 principal amount of 6 1/4% convertible subordinated debentures. The debentures, which are due February 15, 2006, are convertible into common stock of the Company at a price of $12.25 per share. The debentures are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 1999, at an initial redemption price of 103.125% of the principal amount and declining to 100% of the principal amount by February 15, 2002. Interest is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 1996.

5.  LEASES

      In September 1995, the Company entered into an agreement with a financial institution for the sale and leaseback of up to $10,000,000 of equipment to be used in the Company's business. As of December 31, 1995, the Company had received proceeds of $5,500,000 pursuant to this facility attributable to a new platform workover rig which was placed in service in September 1995. The Company has purchase and lease renewal options at projected future fair market values under the agreement. The lease has been classified as an operating lease for financial statement purposes. Rentals relating to the initial transaction are $1,167,000 annually. The net book value of the equipment has been removed from the balance sheet and the excess of funding over such net book value of $483,000 has been deferred and is being amortized as a reduction of lease expense over the maximum lease term of five years.

6.  INCOME TAXES

      Effective January 1, 1993, the Company adopted SFAS 109. During the first quarter of 1993, the Company recorded a gain in the amount of $3,835,000, or $.23 per share, which represents the reduction of the deferred tax liability as of January 1, 1993. The gain has been recorded in the consolidated statement of operations as "cumulative effect of change in accounting for income taxes".

                         PRIDE PETROLEUM SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      The components of the provision for income taxes were as follows:

                                              YEAR ENDED DECEMBER 31,
                                            ----------------------------
                                              1995      1994      1993
                                            --------  --------  --------
                                                   (in thousands)
      United States Federal:
         Current . . . . . . . . . . . . .  $  1,650  $    410  $    832
         Deferred. . . . . . . . . . . . .     3,616     1,526       (14)
                                            --------  --------  --------
                                               5,266     1,936       818
                                            --------  --------  --------
      State:
         Current . . . . . . . . . . . . .        89        24        85
         Deferred. . . . . . . . . . . . .       201        90       (89)
                                            --------  --------  --------
                                                 290       114        (4)
                                            --------  --------  --------
      Foreign:
         Current . . . . . . . . . . . . .       723       366       400
         Deferred. . . . . . . . . . . . .       785      (496)    --
                                            --------  --------  --------
                                               1,508      (130)      400
                                            --------  --------  --------
            Total income tax provision . .  $  7,064  $  1,920  $  1,214
                                            ========  ========  ========

      The difference between the effective federal income tax rate reflected in the income tax provision and the amounts which would be determined by applying the statutory federal tax rate to earnings before income taxes is summarized as follows:

                                                  YEAR ENDED DECEMBER 31,
                                                  ----------------------
                                                   1995    1994    1993
                                                  ------  ------  ------
      U.S. statutory rate. . . . . . . . . . . .    34.0%   34.0%   34.0%
      Foreign. . . . . . . . . . . . . . . . . .    (7.1)  (14.0)   (1.1)
      State and local taxes. . . . . . . . . . .     1.3     1.4    (0.1)
      Other. . . . . . . . . . . . . . . . . . .     3.3     2.2     3.8
                                                  ------  ------  ------
         Effective tax rate. . . . . . . . . . .    31.5%   23.6%   36.6%
                                                  ======  ======  ======

      The Company's consolidated effective federal income tax rate for the year ended December 31, 1995 increased to approximately 32% from approximately 24% for the corresponding period in 1994, primarily as a result of the recognition in 1994 of current tax benefits from the utilization of approximately $3,000,000 of foreign net operating loss carryforwards. The Company had recognized a valuation allowance for the tax benefits of such foreign net operating loss carryforwards at the date the related foreign enterprise was acquired, due to uncertainties then existing regarding the Company's ability to utilize such tax benefits.




                         PRIDE PETROLEUM SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      The domestic and foreign components of earnings before income taxes and cumulative effect of change in accounting for income taxes were as follows:

                                              YEAR ENDED DECEMBER 31,
                                            ----------------------------
                                              1995      1994      1993
                                            --------  --------  --------
                                                   (in thousands)
      Domestic . . . . . . . . . . . . . .  $ 13,302  $  5,178  $  1,933
      Foreign. . . . . . . . . . . . . . .     9,121     2,956     1,386
                                            --------  --------  --------
                                            $ 22,423  $  8,134  $  3,319
                                            ========  ========  ========

      The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets as of December 31, 1995 and 1994 were as follows:

                                                      DECEMBER 31,
                                                   ------------------
                                                     1995      1994
                                                   --------  --------
                                                     (in thousands)
      Deferred tax liabilities:
         Depreciation . . . . . . . . . . . . . .  $ 19,850  $ 13,949
         Other. . . . . . . . . . . . . . . . . .     1,133       983
                                                   --------  --------
            Total deferred tax liabilities. . . .    20,983    14,932
                                                   --------  --------
      Deferred tax assets:
         Foreign net operating loss carryforwards    (1,462)    --
         Insurance claims . . . . . . . . . . . .    (2,236)   (3,814)
         Bad debts. . . . . . . . . . . . . . . .      (153)     (142)
         Other. . . . . . . . . . . . . . . . . .    (1,220)     (628)
                                                   --------  --------
            Total deferred tax assets . . . . . .    (5,071)   (4,584)
      Valuation allowance for deferred tax assets     1,822     --
                                                   --------  --------
            Net deferred tax assets . . . . . . .    (3,249)   (4,584)
                                                   --------  --------
      Net deferred tax liability. . . . . . . . .  $ 17,734  $ 10,348
                                                   ========  ========

      Applicable U.S. income taxes have not been provided on approximately $10,300,000 of undistributed earnings of the Company's foreign subsidiaries. The Company considers such earnings to be permanently invested outside the U.S. These earnings could be subject to U.S. income tax if distributed to the Company as dividends or otherwise. The Company anticipates that foreign tax credits would substantially reduce the amount of U.S. income tax that would be payable if these earnings were to be repatriated.








                         PRIDE PETROLEUM SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.  EMPLOYEE BENEFITS

      The Company has a salary deferral plan covering its employees whereby employees may elect to contribute up to 15% of their annual compensation. The Company may at its discretion make matching contributions with respect to an employee's salary contribution of up to $1,000 or 6% of compensation, whichever is less. The Company made matching contributions to the plan for the years ended December 31, 1995, 1994 and 1993 totaling $229,000, $150,000 and
$105,000, respectively.

      In 1993, the Company established a deferred compensation plan providing officers and key employees with the opportunity to participate in an unfunded deferred compensation program titled the "401(k) Restoration Plan". The 401(k) Restoration Plan is a non-qualified plan which allows certain employees to defer up to 100% of base compensation and bonuses earned.

8.  SHAREHOLDERS' EQUITY

   COMMON STOCK

      In April 1995, the Company issued 87,000 shares of common stock pursuant to the contractual earnout provisions of an acquisition agreement to an individual who became a director of the Company in connection with such acquisition. The value of such shares, estimated to be $435,000, has been allocated to the acquired assets and is being amortized over the remaining useful lives of such assets. In June 1995, the Company entered into an agreement with the director pursuant to which it issued 203,000 additional shares of common stock in exchange for the director's remaining contingent right to receive up to 73,000 common shares and the exercise of warrants to acquire an additional 500,000 shares of common stock on a net value basis. The value of the additional shares issued, estimated to be $1,624,000, was also allocated to the acquired assets.

      Also in April 1995, the Company issued 35,200 shares of common stock, having an estimated aggregate value of $220,000, to a related party as consideration for the purchase of support assets.

      In June 1994, the Company completed the sale of 6,918,000 shares of common stock. The public offering resulted in net cash proceeds to the Company of approximately $32,000,000. The Company utilized $20,608,000 of the proceeds from the public offering toward the purchase of the assets of Offshore Rigs.

   LONG-TERM INCENTIVE PLAN

      The Company has a Long-Term Incentive Plan which provides for the granting or awarding of stock options, restricted stock, stock appreciation rights and stock indemnification rights to officers and other key employees. The number of shares authorized and reserved for issuance under the Long-Term Incentive Plan is limited to 13% of total issued and outstanding shares, currently 2,775,550, subject to adjustment in the event of certain changes in the Company's corporate structure or capital stock. Stock options may be exercised in whole or in part beginning six months from the date of grant and expire ten years from the date of grant. The stock options also expire 60 days after termination of employment or one year after retirement, total disability or death of an employee.



                         PRIDE PETROLEUM SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      Transactions in stock options pursuant to the Long-Term Incentive Plan for the last three years are summarized as follows:

                                                          NUMBER
                                                         OF SHARES
                                                         ---------
            Outstanding at December 31, 1992. . . . . .    833,350
               Granted ($4.50 to $5.50 per share) . . .    325,500
               Exercised ($2.25 per share). . . . . . .     (2,000)
               Forfeited ($2.25 per share). . . . . . .     (2,000)
                                                         ---------
            Outstanding at December 31, 1993. . . . . .  1,154,850
               Granted ($5.25 per share). . . . . . . .    775,000
               Exercised ($2.25 per share). . . . . . .     (3,500)
               Forfeited. . . . . . . . . . . . . . . .      --
                                                         ---------
            Outstanding at December 31, 1994. . . . . .  1,926,350
               Granted ($6.875 per share) . . . . . . .    483,000
               Exercised ($2.25 - $6.875 per share) . .   (256,000)
               Forfeited. . . . . . . . . . . . . . . .      --
                                                         ---------
            Outstanding at December 31, 1995. . . . . .  2,153,350
                                                         =========
            Exercisable at December 31, 1995. . . . . .  2,153,350
                                                         =========

   DIRECTORS' STOCK OPTION PLAN

      In 1993, the shareholders of the Company approved and ratified the 1993 Directors' Stock Option Plan. The purpose of the plan is to afford the Company's directors who are not full-time employees of the Company or any subsidiary of the Company an opportunity to acquire a greater proprietary interest in the Company. A maximum of 200,000 shares of the Company's common stock are to be available for purchase upon the exercise of options granted pursuant to the 1993 Directors' Stock Option Plan. The exercise price of options is the fair market value per share on the date the option is granted. Directors' stock options vest over two years at the rate of 50% per year and expire ten years from the date of grant.

                         PRIDE PETROLEUM SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      Transactions in the 1993 Directors' Stock Option Plan since inception are summarized as follows:

                                                          NUMBER
                                                         OF SHARES
                                                         ---------
            Outstanding at December 31, 1992. . . . . .      --
               Granted ($4.25 to $6.75 per share) . . .     50,000
               Exercised. . . . . . . . . . . . . . . .      --
               Forfeited ($4.25 per share). . . . . . .    (10,000)
                                                         ---------
            Outstanding at December 31, 1993. . . . . .     40,000
               Granted ($5.00 per share). . . . . . . .     12,000
               Exercised. . . . . . . . . . . . . . . .      --
               Forfeited ($4.25 to $5.00 per share) . .    (13,000)
                                                         ---------
            Outstanding at December 31, 1994. . . . . .     39,000
               Granted ($8.375 - $9.125 per share). . .     19,000
               Exercised. . . . . . . . . . . . . . . .      --
               Forfeited. . . . . . . . . . . . . . . .      --
                                                         ---------
            Outstanding at December 31, 1995. . . . . .     58,000
                                                         =========
            Exercisable at December 31, 1995. . . . . .     34,500
                                                         =========

9.  COMMITMENTS AND CONTINGENCIES

      The Company is routinely involved in litigation incidental to its business, which often involves claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the existing litigation will have any material adverse effect on the Company's financial position or results of operations.

      The Company is self-insured with respect to physical damage or loss to its domestic vehicles, land rigs, and equipment (except for thirteen of its largest domestic rigs). Thirteen of the Company's largest domestic land rigs and all of the Company's international land rigs are insured, with deductibles of generally $25,000 per occurrence. The Company's offshore platform rigs and barge rigs are insured with deductibles of $50,000 and $150,000, respectively. Presently, the Company has insurance deductibles of $250,000 per occurrence for domestic workers' compensation claims, $100,000 per occurrence for domestic automobile liability claims, and $100,000 for general liability claims. The Company further limits its exposure by maintaining an accident and health insurance policy with respect to its domestic employees with a deductible of $10,000 per occurrence. Coverages with respect to foreign operations for workers' compensation and automobile claims are subject to deductibles of $40,000 to $100,000 per occurrence.

      In July 1995, one of the Company's domestic land rigs was destroyed in an explosion and fire. The damaged rig was covered by insurance and the Company received net insurance proceeds, after repurchasing the salvage, of $1,094,000. The Company recognized a gain from the insurance recovery of $1,049,000 which is included in other income in the accompanying consolidated statement of operations.


                         PRIDE PETROLEUM SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      As of December 31, 1995 and 1994, the Company had accrued approximately $7,249,000 and $11,111,000, respectively for estimated claims liabilities, of which $3,940,000 and $6,047,000, respectively, was included in current liabilities and $3,309,000 and $5,064,000, respectively, was reflected as other long-term liabilities in the accompanying balance sheet.

      As of December 31, 1995, the Company had letters of credit outstanding totaling $11,397,000. These letters of credit guarantee principally the funding of the Company's share of insured claims. Cash and cash equivalents and a portion of accounts receivable have been pledged as security for these letters of credit. The credit facility provides flexibility to reduce the pledge of cash and cash equivalents by pledging additional accounts receivable.

      Rental expense for equipment, vehicles and various facilities of the Company for the years ended December 31, 1995, 1994 and 1993 was $9,503,000, $7,987,000 and $4,505,000, respectively. As of December 31, 1995, future minimum lease payments for operating leases having initial or remaining noncancelable lease terms longer than one year are as follows: $218,000 in 1996; $218,000 in 1997; $74,000 in 1998; and none thereafter. The Company leases vehicles used in its domestic operations under a revolving master lease. Although any single lease is cancelable by the Company with 60 days notice, the Company expects to incur this lease expense in increasing amounts for the foreseeable future. Vehicle lease expense included in the above rental expense for the years ended December 31, 1995, 1994 and 1993 was $2,218,000, $2,134,000
and $1,809,000, respectively.

10.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      Summarized quarterly financial data for 1995 and 1994 are as follows:

                                         FIRST    SECOND     THIRD    FOURTH
                                        QUARTER   QUARTER   QUARTER   QUARTER
                                        --------  --------  --------  --------
                                       (in thousands, except per share amounts)
         1995
   Revenues. . . . . . . . . . . . . .  $ 62,512  $ 68,856  $ 67,144  $ 65,087
   Earnings from operations. . . . . .     5,721     7,081     6,637     6,833
   Net earnings. . . . . . . . . . . .     3,012     3,582     4,633     4,132
   Earnings per share. . . . . . . . .       .12       .14       .18       .16
   Weighted average common shares
     and equivalents outstanding . . .    24,675    25,496    25,708    25,893

         1994
   Revenues. . . . . . . . . . . . . .  $ 36,805  $ 40,257  $ 50,974  $ 54,300
   Earnings from operations. . . . . .     1,264     1,991     1,770     3,003
   Net earnings. . . . . . . . . . . .       929       979     1,928     2,378
   Earnings per share. . . . . . . . .       .06       .06       .08       .10
   Weighted average common shares
     and equivalents outstanding . . .    16,727    17,537    24,418    24,381








                         PRIDE PETROLEUM SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.  SUPPLEMENTAL FINANCIAL INFORMATION

   OTHER CURRENT ASSETS

      Other current assets at December 31, 1995 and 1994 consists of the following:

                                                         DECEMBER 31,
                                                      ------------------
                                                        1995      1994
                                                      --------  --------
                                                        (in thousands)
      Pre-funded construction costs. . . . . . . . .  $  --     $  1,692
      Other receivables. . . . . . . . . . . . . . .     1,937     1,382
      Prepaid expenses . . . . . . . . . . . . . . .     4,551     3,054
                                                      --------  --------
                                                      $  6,488  $  6,128
                                                      ========  ========

   ACCRUED EXPENSES

      Accrued expenses at December 31, 1995 and 1994 consists of the following:

                                                         DECEMBER 31,
                                                      ------------------
                                                        1995      1994
                                                      --------  --------
                                                        (in thousands)
      Insurance (excluding the long-term portion
        of $3,309 and $5,064, respectively). . . . .  $  3,940  $  6,047
      Payroll. . . . . . . . . . . . . . . . . . . .     6,318     4,149
      Taxes, other than income . . . . . . . . . . .     4,186     4,193
      Other. . . . . . . . . . . . . . . . . . . . .     2,106       943
                                                      --------  --------
                                                      $ 16,550  $ 15,332
                                                      ========  ========

   CASH FLOW INFORMATION

      Cash paid for interest and income taxes during the years ended December 31, 1995, 1994 and 1993 was as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                  -------------------------
                                                   1995     1994     1993
                                                  -------  -------  -------
                                                       (in thousands)
      Cash paid during the year for:
         Interest. . . . . . . . . . . . . . . .  $ 4,316  $   623  $    10
         Income taxes - U.S. . . . . . . . . . .      500    1,893        2
         Income taxes - foreign. . . . . . . . .       16       28      871






                         PRIDE PETROLEUM SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.  FINANCIAL DATA OF DOMESTIC AND INTERNATIONAL OPERATIONS

      The following table sets forth certain consolidated information with respect to the Company and its subsidiaries by operating segment:

                                    DOMESTIC   DOMESTIC
                                      LAND     OFFSHORE INTERNATIONAL  TOTAL
                                    ---------  ---------  ---------  ---------
                                                  (in thousands)
         1995
        ------
   Revenues. . . . . . . . . . . .  $ 113,115  $  49,595  $ 100,889  $ 263,599
   Earnings from operations. . . .      6,857      6,785     12,630     26,272
   Identifiable assets . . . . . .     77,243     50,978    129,384    257,605
   Capital expenditures,
     including acquisitions. . . .     14,502     15,066     28,940     58,508
   Depreciation and amortization .      5,578      3,091      7,988     16,657

         1994
        ------
   Revenues. . . . . . . . . . . .  $  95,860  $  23,441  $  63,035  $ 182,336
   Earnings from operations. . . .      1,184      3,304      3,540      8,028
   Identifiable assets . . . . . .     64,740     46,693     93,760    205,193
   Capital expenditures,
     including acquisitions. . . .      3,062     34,617     48,987     86,666
   Depreciation and amortization .      5,085      1,056      3,409      9,550

         1993
        ------
   Revenues. . . . . . . . . . . .  $ 105,865  $   --     $  21,234  $ 127,099
   Earnings from operations. . . .      1,307      --         1,508      2,815
   Identifiable assets . . . . . .     78,607      --        31,374    109,981
   Capital expenditures,
     including acquisitions. . . .      2,435      --        21,408     23,843
   Depreciation and amortization .      5,241      --         1,166      6,407

                         PRIDE PETROLEUM SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      The following table sets forth certain information with respect to the Company and its subsidiaries by geographic area:

                                                            RUSSIA
                                      NORTH      SOUTH       AND
                                     AMERICA    AMERICA     OTHER      TOTAL
                                    ---------  ---------  ---------  ---------
                                                  (in thousands)
         1995
        ------
   Revenues. . . . . . . . . . . .  $ 162,710  $  98,382  $   2,507  $ 263,599
   Earnings from operations. . . .     13,642     12,448        182     26,272
   Identifiable assets . . . . . .    128,221    125,939      3,445    257,605
   Capital expenditures. . . . . .     29,568     28,940      --        58,508
   Depreciation and amortization .      8,669      7,611        377     16,657

         1994
        ------
   Revenues. . . . . . . . . . . .  $ 119,301  $  62,430  $     605  $ 182,336
   Earnings (loss) from operations      4,488      4,712     (1,172)     8,028
   Identifiable assets . . . . . .    111,433     90,195      3,565    205,193
   Capital expenditures. . . . . .     37,679     48,922         65     86,666
   Depreciation and amortization .      6,141      3,216        193      9,550

         1993
        ------
   Revenues. . . . . . . . . . . .  $ 105,865  $  18,625  $   2,609  $ 127,099
   Earnings from operations. . . .      1,307      1,046        462      2,815
   Identifiable assets . . . . . .     78,607     28,461      2,913    109,981
   Capital expenditures. . . . . .      2,435     20,953        455     23,843
   Depreciation and amortization .      5,241        927        239      6,407

      One customer accounted for approximately 17% and 18% of consolidated revenues during 1995 and 1994, respectively, representing 69% and 67%, respectively, of revenues from operations in Argentina during those years. Another customer accounted for approximately 54% and 40%, respectively, of revenues from domestic offshore operations during such periods. Revenues from such customer and its affiliates from both land-based and offshore operations accounted for approximately 13% and 18% of consolidated revenues during 1995 and 1994, respectively. During 1993, no customer accounted for more than 10% of consolidated revenues.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.

      There have been no changes in or disagreements with the Company's independent accountants regarding accounting and financial disclosure matters.

                                   PART III

ITEM 10.  Directors and Executive Officers

      The information required by this item is incorporated by reference to the Company's definitive proxy statement which is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1995.

      Certain information with respect to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11.  Executive Compensation and Transactions

      The information required by this item is incorporated by reference to the Company's definitive proxy statement which is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1995.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference to the Company's definitive proxy statement which is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1995.

ITEM 13.  Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the Company's definitive proxy statement which is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1995.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)  The following documents are included as part of this report:

      (1)  Financial Statements:
                                                                          Page
                                                                          ----
         Report of Independent Accountants . . . . . . . . . . . . . . .    23
         Consolidated Balance Sheet -
            December 31, 1995 and 1994 . . . . . . . . . . . . . . . . .    24
         Consolidated Statement of Operations -
            Years ended December 31, 1995, 1994 and 1993 . . . . . . . .    25
         Consolidated Statement of Changes in Shareholders' Equity -
            Years ended December 31, 1995, 1994 and 1993 . . . . . . . .    26
         Consolidated Statement of Cash Flows -
            Years ended December 31, 1995, 1994 and 1993 . . . . . . . .    27
         Notes to Consolidated Financial Statements. . . . . . . . . . .    28

                                                                          PAGE
                                                                          ----
      (2)  Financial Statement Schedules:

         Report of Independent Accountants . . . . . . . . . . . . . . .    47
         Schedule II  -  Valuation and Qualifying Accounts . . . . . . .    48

      Financial statement schedules other than those listed have been omitted as they are not applicable, or the information required thereby is included in the consolidated financial statements or notes thereto included in this report.

      (3)  Exhibits:

Exhibit No.                          Description
-----------                          -----------
    3.1 - Restated Articles of Incorporation of Pride Petroleum Services, Inc. (incorporated by reference to Exhibit 3(a) to the Company's Registration Statement on Form S-1 dated January 29, 1990, File No. 33-33233).

    3.2 - Amendment to Restated Articles of Incorporation (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 dated June 13, 1994, File No. 33-76310).

    3.3 - By-Laws of Pride Petroleum Services, Inc. (incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form S-1 dated January 29, 1990, File No. 33-33233).

    4.1    -  Form of Common Stock Certificate (incorporated by reference to
              Exhibit 4(b) to the Company's Registration Statement on Form S-1 dated January 29, 1990, File No.33-33233).

    4.2 - Sale and Financing Contract for Lake Maracaibo Drilling Barge dated November 30, 1994, by and between Perforaciones Western, C.A., Nittetsu Shoji Co., Ltd. and Marubeni Corporation (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-16961).

    4.3 - Supplemental, Amended and Restated Agented Multiple Lender Loan Agreement dated February 9, 1995, by and between Pride Offshore, Inc., Pride Petroleum Services, Inc. and First National Bank of Commerce, The CIT Group/Equipment Financing, Inc., ArgentBank (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-16961).

   *4.4    -  Indenture dated as of January 26, 1996 by and between Pride
              Petroleum Services, Inc. and Marine Midland Bank, as Trustee, relating to $80,500,000 principal amount of 6 1/4% Convertible
              Subordinated Debentures due 2006.

              The Company is a party to several debt instruments under which the total amount of securites authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Commission upon request.


   10.1+   -  Form of Indemnity Agreement between Pride Petroleum Services,
              Inc. and certain executive officers and directors (incorporated by reference to Exhibit 10(g) to the Company's Registration
              Statement on Form S-1 dated January 29, 1990, File No. 33-33233).

   10.2+   -  Pride Petroleum Services, Inc Long-Term Incentive Plan
              (incorporated by reference to Exhibit 10(h) to the Company's
              Registration Statement on Form S-1 dated January 29, 1990, File
              No. 33-33233).

   10.3+   -  Pride Petroleum Services, Inc. Salary Deferral Plan (incorporated by reference to Exhibit 10(i) to the Company's Registration
              Statement on Form S-1 dated January 29, 1990, File No. 33-33233).

   10.4+   -  Summary of Pride Petroleum Services, Inc. Group Life Insurance
              and Accidental Death and Dismemberment Insurance (incorporated by reference to Exhibit 10(j) to the Company's Registration
              Statement on Form S-1 dated January 29, 1990, File No. 33-33233).

   10.5+   -  Pride Petroleum Services, Inc. 1993 Directors' Stock Option Plan
              (incorporated by reference to Exhibit 10(j) to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1992,
              File No. 0-16961).

   10.6+   -  Pride Petroleum Services, Inc. 401(k) Restoration Plan
              (incorporated by reference to Exhibit 10(k) to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1993,
              File No. 0-16961).

   10.7    -  Asset Purchase Agreement for the Purchase and Sale of All the
              Assets of Offshore Rigs, L.L.C. dated March 7, 1994 (incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form S-3 dated March 10, 1994, File No. 33-76310).

   10.8    -  Well Drilling and/or Reconditioning Agreement dated May 1, 1994, by and between Lagoven, S.A. and Perforaciones Western, C.A (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-16961).

   10.9+   -  Employment/Non-Competition/Confidentiality Agreement dated August
              26, 1994,  between Pride Petroleum Services, Inc. and Ray H.
              Tolson (incorporated by reference to Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994, File No. 0-16961).

   10.10+  -  Employment/Non-Competition/Confidentiality Agreement dated August
              26, 1994, between Pride Petroleum Services, Inc. and Paul A. Bragg (incorporated by reference to Exhibit No. 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994, File No. 0-16961).

   10.11+  -  Employment/Non-Competition/Confidentiality Agreement dated August
              26, 1994, between Pride Petroleum Services, Inc. and James W. Allen (incorporated by reference to Exhibit No. 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994, File No. 0-16961).



   10.12+  -  Employment/Non-Competition/Confidentiality Agreement dated August
              26, 1994, between Pride Petroleum Services, Inc. and Dexter R. Polk (incorporated by reference to Exhibit No. 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994, File No. 0-16961).

   10.13   -  Agreement dated as of June 13, 1995 between Pride Petroleum
              Services, Inc. and Financial Overseas Management, S.A. (incorporated by reference to Exhibit No. 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, File No. 0-16961).

   10.14   -  Stock Purchase Agreement dated March 22, 1995 by and among
              Raymond H. Eaves and Billy B. Cooper and Pride Petroleum Services, Inc. (incorporated by reference to Exhibit No. 2 to the Company's Current Report on Form 8-K dated March 22, 1995, File No. 0-16961).

  *21      -  Subsidiaries of Pride Petroleum Services, Inc.

  *23      -  Consent of Independent Accountants
------------
*  Filed herewith.

+  Compensatory plan or arrangement.


   (b)  Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1995.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PRIDE PETROLEUM SERVICES, INC.


Date:  February 26, 1996                 By:           RAY H. TOLSON
                                            -----------------------------------
                                                      (Ray H. Tolson)
                                             President, Chief Executive Officer
                                                 and Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                       TITLE                        DATE
        ---------                       -----                        ----

     RAY H. TOLSON        President, Chief Executive Officer February 26, 1996
------------------------      and Chairman of the Board
    (Ray H. Tolson)         (Principal Executive Officer)

     PAUL A. BRAGG               Vice President and          February 26, 1996
------------------------       Chief Financial Officer
    (Paul A. Bragg)         (Principal Financial Officer)

     EARL W. MCNIEL            Chief Accounting Officer      February 26, 1996
------------------------    (Principal Accounting Officer)
    (Earl W. McNiel)

    JAMES B. CLEMENT                   Director              February 26, 1996
------------------------
   (James B. Clement)

   JORGE E. ESTRADA M.                 Director              February 26, 1996
------------------------
  (Jorge E. Estrada M.)

    RALPH D. MCBRIDE                   Director              February 26, 1996
------------------------
   (Ralph D. McBride)

  THOMAS H. ROBERTS, JR.               Director              February 26, 1996
------------------------
(Thomas H. Roberts, Jr.)

     JAMES T. SNEED                    Director              February 26, 1996
------------------------
    (James T. Sneed)

                       REPORT OF INDEPENDENT ACCOUNTANTS

      To the Shareholders and Board of Directors of Pride Petroleum Sevices,
Inc.:

      Our report on the consolidated financial statements of Pride Petroleum Services, Inc. is included on page 23 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 44 of this Form 10-K.

      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                       COOPERS & LYBRAND L.L.P.

Houston, Texas
February 26, 1996

                                                                   SCHEDULE II
                         PRIDE PETROLEUM SERVICES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1995, 1994 and 1993
                                 (in thousands)


==============================================================================

                                                 CHARGED
                                     BALANCE AT  TO COSTS              BALANCE
                                     BEGINNING     AND                 AT END
                                     OF PERIOD   EXPENSES  DEDUCTIONS  PERIOD
------------------------------------------------------------------------------

Allowance for Doubtful Accounts:
      1995. . . . . . . . . . . . . .  $ 394      $ 174      $ 142      $ 426
                                       =====      =====      =====      =====
      1994. . . . . . . . . . . . . .  $ 811      $  --      $ 417      $ 394
                                       =====      =====      =====      =====
      1993. . . . . . . . . . . . . .  $ 992      $ 116      $ 297      $ 811
                                       =====      =====      =====      =====