Form 10-Q
period 1996-03-31
PRIDE PETROLEUM SERVICES INC
filed 1996-05-15
CIK 833081

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

                For the quarterly period ended March 31, 1996

                                       or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

                                                      Outstanding at
         Class of Common Stock                          May 1, 1996
         ---------------------                       -----------------

                no par                               25,019,656 shares

================================================================================

                         PRIDE PETROLEUM SERVICES, INC.

                                     INDEX


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Consolidated Balance Sheet -
         March 31, 1996 and December 31, 1995. . . . . . . . . . . . . .       3
      Consolidated Statement of Operations -
         Three months ended March 31, 1996 and 1995. . . . . . . . . . .       4
      Consolidated Statement of Cash Flows -
         Three months ended March 31, 1996 and 1995. . . . . . . . . . .       5
      Notes to Unaudited Consolidated Financial Statements . . . . . . .       6
      Report of Independent Accountants. . . . . . . . . . . . . . . . .      10

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . .      11

PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .      17

   Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18

                          PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                         PRIDE PETROLEUM SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)
                                                        MARCH 31,   DECEMBER 31,
                                                          1996          1995
                                                        ---------     ---------
                                                       (Unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents . . . . . . . . . . . .    $  74,659     $   9,295
   Short-term investments. . . . . . . . . . . . . .           52         2,612
   Trade receivables, net of allowance for doubtful
      accounts of $511 and $426, respectively. . . .       43,946        43,767
   Parts and supplies. . . . . . . . . . . . . . . .       10,545         9,473
   Deferred income taxes . . . . . . . . . . . . . .        1,569         1,518
   Other current assets. . . . . . . . . . . . . . .       10,196         6,488
                                                        ---------     ---------
         Total current assets. . . . . . . . . . . .      140,967        73,153
                                                        ---------     ---------
PROPERTY AND EQUIPMENT, AT COST. . . . . . . . . . .      311,173       296,939
ACCUMULATED DEPRECIATION . . . . . . . . . . . . . .     (122,908)     (118,451)
                                                        ---------     ---------
         Net property and equipment. . . . . . . . .      188,265       178,488
                                                        ---------     ---------
GOODWILL AND OTHER INTANGIBLES, NET. . . . . . . . .        3,509         3,699
OTHER ASSETS . . . . . . . . . . . . . . . . . . . .        7,827         2,265
                                                        ---------     ---------
                                                        $ 340,568     $ 257,605
                                                        =========     =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable. . . . . . . . . . . . . . . . .    $  21,759     $  15,010
   Accrued expenses. . . . . . . . . . . . . . . . .       14,774        16,550
   Current portion of long-term debt . . . . . . . .       11,858        10,291
                                                        ---------     ---------
         Total current liabilities . . . . . . . . .       48,391        41,851
                                                        ---------     ---------
OTHER LONG-TERM LIABILITIES. . . . . . . . . . . . .        4,199         4,127
LONG-TERM DEBT, net of current portion . . . . . . .       52,712        61,136
CONVERTIBLE SUBORDINATED DEBENTURES. . . . . . . . .       80,500         --
DEFERRED INCOME TAXES. . . . . . . . . . . . . . . .       19,621        19,252
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
   Common stock, no par value; 40,000,000 shares
      authorized:  25,073,876 and 24,863,072 shares
      issued and 25,019,656 and 24,808,852 shares
      outstanding, respectively. . . . . . . . . . .            1             1
   Paid-in capital . . . . . . . . . . . . . . . . .       96,877        95,751
   Treasury stock, at cost . . . . . . . . . . . . .         (191)         (191)
   Retained earnings . . . . . . . . . . . . . . . .       38,458        35,678
                                                        ---------     ---------
         Total shareholders' equity. . . . . . . . .      135,145       131,239
                                                        ---------     ---------
                                                        $ 340,568     $ 257,605
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

                         PRIDE PETROLEUM SERVICES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ---------------------
                                                            1996        1995
                                                          ---------   ---------

REVENUES . . . . . . . . . . . . . . . . . . . . . . .    $  66,235   $  62,512
                                                          ---------   ---------

COSTS AND EXPENSES
   Operating costs . . . . . . . . . . . . . . . . . .       47,946      45,171
   Depreciation and amortization . . . . . . . . . . .        4,774       3,578
   Selling, general and administrative . . . . . . . .        8,157       8,042
                                                          ---------   ---------
      Total costs and expenses . . . . . . . . . . . .       60,877      56,791
                                                          ---------   ---------

         Earnings from operations. . . . . . . . . . .        5,358       5,721

OTHER INCOME (EXPENSE)
   Other income. . . . . . . . . . . . . . . . . . . .          227          10
   Interest income . . . . . . . . . . . . . . . . . .          774         125
   Interest expense. . . . . . . . . . . . . . . . . .       (2,554)     (1,247)
                                                          ---------   ---------
         Total other expense, net. . . . . . . . . . .       (1,553)     (1,112)
                                                          ---------   ---------

EARNINGS BEFORE INCOME TAXES . . . . . . . . . . . . .        3,805       4,609

INCOME TAX PROVISION . . . . . . . . . . . . . . . . .        1,025       1,597
                                                          ---------   ---------

NET EARNINGS . . . . . . . . . . . . . . . . . . . . .    $   2,780   $   3,012
                                                          =========   =========

NET EARNINGS PER SHARE:
    Primary . . . . . . . . . . . . . . . . . . . . . .   $     .11   $     .12
    Fully diluted . . . . . . . . . . . . . . . . . . .   $     .11   $     .12

WEIGHTED AVERAGE COMMON SHARES AND
   COMMON SHARE EQUIVALENTS OUTSTANDING:
    Primary . . . . . . . . . . . . . . . . . . . . . .      26,094      24,675
    Fully diluted . . . . . . . . . . . . . . . . . . .      31,051      24,979



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                         PRIDE PETROLEUM SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ---------------------
                                                            1996        1995
                                                          ---------   ---------
OPERATING ACTIVITIES
   Net earnings. . . . . . . . . . . . . . . . . . . .    $   2,780   $   3,012
   Adjustments to reconcile net earnings to net
    cash provided (used) by operating activities -
      Depreciation and amortization. . . . . . . . . .        4,774       3,578
      Deferred interest. . . . . . . . . . . . . . . .        --            894
      Gain on sale of assets . . . . . . . . . . . . .         (109)        (55)
      Effect of exchange rates . . . . . . . . . . . .           43           6
      Deferred tax provision . . . . . . . . . . . . .          319         303
      Changes in assets and liabilities, net of
       effects of acquisitions -
         Trade receivables . . . . . . . . . . . . . .         (179)     (5,023)
         Parts and supplies. . . . . . . . . . . . . .       (1,072)       (679)
         Other current assets. . . . . . . . . . . . .       (3,415)     (3,852)
         Accounts payable. . . . . . . . . . . . . . .        6,707      (1,815)
         Accrued expenses and other. . . . . . . . . .       (4,545)        154
                                                          ---------   ---------
            Net cash provided (used) by
              operating activities . . . . . . . . . .        5,303      (3,477)
                                                          ---------   ---------
INVESTING ACTIVITIES
   Purchase of net assets of acquired entities,
     including acquisition costs, less cash acquired .         --        (1,662)
   Purchases of property and equipment . . . . . . . .      (14,732)    (11,841)
   Proceeds from sales of short-term investments . . .        2,560       1,000
   Proceeds from sales of property and equipment . . .          371         124
   Other . . . . . . . . . . . . . . . . . . . . . . .          (34)         69
                                                          ---------   ---------
            Net cash used in investing activities. . .      (11,835)    (12,310)
                                                          ---------   ---------
FINANCING ACTIVITIES
   Proceeds from issuance of common stock. . . . . . .        1,126        --
   Proceeds from issuance of convertible
      subordinated debentures. . . . . . . . . . . . .       77,585        --
   Proceeds from debt borrowings . . . . . . . . . . .        3,965      15,023
   Reduction of debt . . . . . . . . . . . . . . . . .      (10,821)     (1,829)
   Other . . . . . . . . . . . . . . . . . . . . . . .           41         113
                                                          ---------   ---------
            Net cash provided by financing activities.       71,896      13,307
                                                          ---------   ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS . . . . . . . . . . . . .       65,364      (2,480)
CASH AND CASH EQUIVALENTS, beginning of period . . . .        9,295       5,970
                                                          ---------   ---------
CASH AND CASH EQUIVALENTS, end of period . . . . . . .    $  74,659   $   3,490
                                                          =========   =========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.
                                     Page 6

                         PRIDE PETROLEUM SERVICES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    GENERAL

      The unaudited consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with Pride Petroleum Services, Inc.'s (the "Company's") audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

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

      The Company is self-insured with respect to physical damage or loss to its domestic vehicles, land rigs (except for thirteen of its largest domestic land rigs), and other equipment. Thirteen of the Company's largest domestic land rigs and all of the Company's international land rigs are insured, with deductibles of generally $25,000 per occurrence. Nineteen of the Company's 23 offshore platform rigs and all of its barge rigs are insured with deductibles of $50,000 and $150,000, respectively. Presently, the Company has insurance deductibles of $250,000 per occurrence for domestic workers' compensation claims, $100,000 per occurrence for domestic automobile liability claims, and $100,000 for general liability claims. The Company further limits its exposure by maintaining an accident and health insurance policy with respect to its domestic employees with a deductible of $10,000 per occurrence. Coverages with respect to foreign operations for workers' compensation and automobile claims are subject to deductibles of generally $40,000 to $100,000 per occurrence.

      As of March 31, 1996 and December 31, 1995, the Company had accrued approximately $6,296,000 and $7,249,000, respectively, for estimated claims liabilities, of which $3,510,000 and $3,940,000, respectively, was included in current liabilities and $2,786,000 and $3,309,000, respectively, was included in other long-term liabilities in the accompanying unaudited consolidated balance sheet. As of March 31, 1996, the Company had letters of credit outstanding totaling $8,540,000. These letters of credit guarantee principally the funding of the Company's share of insured claims.




3.    DEBT

   LONG-TERM DEBT

      Long-term debt at March 31, 1996 and December 31, 1995 consists of the following:
                                                        MARCH 31,   DECEMBER 31,
                                                          1996          1995
                                                        --------      --------
                                                             (in thousands)
      Limited-recourse collateralized term loans . . .  $ 41,504      $ 42,320
      Secured term loans . . . . . . . . . . . . . . .     7,660         8,200
      Secured revolver . . . . . . . . . . . . . . . .       850         8,850
      Notes payable. . . . . . . . . . . . . . . . . .     8,088         6,225
      Acquisition note payable . . . . . . . . . . . .     4,772         5,070
      Revolving line of credit . . . . . . . . . . . .     1,696           762
                                                        --------      --------
                                                          64,570        71,427
      Less: current portion. . . . . . . . . . . . . .    11,858        10,291
                                                        --------      --------
                                                        $ 52,712      $ 61,136
                                                        ========      ========

       During 1994, the Company entered into long-term financing arrangements with two Japanese trading companies in connection with the construction and operation of two drilling/workover barge rigs. The term loans are
collateralized by the barge rigs and related charter contracts.   The loans are
being repaid from the proceeds of the related charter contracts in equal monthly installments of principal and interest through July 2004. In addition, a portion of contract proceeds is being held in trust to assure that timely payment of future debt service obligations is made. At March 31, 1996, $2,435,000 of such contract proceeds, which amount is included in cash and cash equivalents on the accompanying unaudited consolidated balance sheet, are being held in trust as security for the lenders, and are not presently available for use by the Company.

        A portion of the proceeds from the public sale of convertible subordinated debentures was used to retire $10,000,000 of debt during the first quarter of 1996, including $8,000,000 under the secured revolver and $2,000,000 of other debt.

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

4.    ACQUISITIONS

      In February 1996, the Company acquired substantially all the assets of a competitor in Freer, Texas for aggregate consideration of approximately $1,879,000, consisting of $1,850,000 cash and 4,200 restricted shares of common stock. The assets acquired included seven workover rigs, hauling and anchor trucks and other support assets.

5.    INCOME TAXES

      During the first quarter of 1996, the Company recognized the current tax benefits from the utilization of approximately $638,000 of foreign net operating loss carryforwards. The Company had previously provided a valuation allowance for the tax benefits of such foreign net operating loss carryforwards.

6.    NET EARNINGS PER SHARE

      Primary net earnings per share has been computed based on the weighted average number of common shares outstanding during the applicable period.
Common share equivalents have been included in periods in which their effect is dilutive. Common share equivalents include the number of shares issuable upon the exercise of stock options and warrants, less the number of shares that could have been repurchased with the exercise proceeds, using the treasury stock method. Fully diluted net earnings per share has been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period, as if the convertible subordinated debentures were converted into common stock on the date of sale, after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the convertible subordinated debentures.

      The following table presents information necessary to calculate fully diluted net earnings per share:
                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                              1996       1995
                                                            --------   --------
                                                           (In thousands, except
                                                             per share amounts)
      Net earnings . . . . . . . . . . . . . . . . . . . .  $  2,780   $  3,012
      Interest on convertible subordinated debentures. . .       962      --
      Income tax effect. . . . . . . . . . . . . . . . . .      (346)     --
                                                            --------   --------
            Net earnings applicable to common stock. . . .  $  3,396   $  3,012
                                                            ========   ========

      Weighted average number of common shares outstanding 24,846 24,210 Additional shares assuming conversion of:
         Convertible subordinated debentures . . . . . . .     4,700      --
         Stock options and warrants. . . . . . . . . . . .     1,505        769
                                                            --------   --------
            Weighted average common shares and
              common share equivalents outstanding . . . .    31,051     24,979
                                                            ========   ========

            Fully diluted net earnings per share . . . . .  $    .11   $    .12
                                                            ========   ========











7.    SEGMENT INFORMATION

      The following table sets forth certain consolidated information with respect to the Company and its subsidiaries by operating segment:

                                       DOMESTIC   DOMESTIC    INTER-
                                         LAND     OFFSHORE   NATIONAL    TOTAL
                                       --------   --------   --------   --------
                                                     (In thousands)
THREE MONTHS ENDED MARCH 31, 1996
Revenues. . . . . . . . . . . . . . .  $ 27,861   $ 12,376   $ 25,998   $ 66,235
Earnings from operations. . . . . . .     1,097      1,221      3,040      5,358
Identifiable assets . . . . . . . . .   152,269(1)  58,867    129,432    340,568
Capital expenditures, including
  acquisitions. . . . . . . . . . . .     2,817      7,111      4,804     14,732
Depreciation and amortization             1,393        874      2,507      4,774

THREE MONTHS ENDED MARCH 31, 1995
Revenues. . . . . . . . . . . . . . .  $ 26,753   $ 13,058   $ 22,701   $ 62,512
Earnings from operations. . . . . . .     1,163      1,873      2,685      5,721
Identifiable assets . . . . . . . . .    79,698     50,938    102,455    233,091
Capital expenditures, including
  acquisitions. . . . . . . . . . . .    10,955      4,830      6,523     22,308
Depreciation and amortization . . . .     1,275        645      1,658      3,578
- ---------
  (1) Includes $67,585,000 remaining net proceeds from the public sale of convertible subordinated debentures after repayment of $10,000,000 of debt.

8.    SUBSEQUENT EVENTS

      In April 1996, the Company acquired all of the outstanding capital stock of Quitral-Co S.A.I.C. ("Quitral-Co") from Perez Companc S.A., Astra C.A.P.S.A. and other shareholders for aggregate consideration of $140,000,000, consisting of $110,000,000 cash and a note payable to the sellers for $30,000,000. Quitral-Co operates 23 drilling and 56 workover rigs in Argentina and 7 drilling and 23 workover rigs in Venezuela. For its fiscal year ended June 30, 1995, Quitral-Co generated revenues of approximately $180 million. For the nine month period ended March 31, 1996, Quitral-Co's revenues were approximately $150 million. The acquisition of Quitral-Co will be accounted for as a purchase. Accordingly, the results of operations of Quitral-Co will be included in the Company's consolidated results of operations from April 30, 1996, the date of the acquisition.

      Also in April 1996, the Company completed two separate financing arrangements with lending institutions pursuant to which it borrowed an aggregate amount of $40,000,000, net of repayment of $5,000,000 of borrowings to one of the lenders. The loans bear interest initially at a floating rate of prime plus 1/2% and are repayable in monthly installments of principal and interest over a period of five to six years. The Company may elect to convert the interest payable to a fixed rate basis at any time during the term of the loans. The loans are collateralized by substantially all of the Company's domestic land-based rig fleet and ancillary equipment. Proceeds from the loans were used to fund a portion of the cash consideration for the acquisition of Quitral-Co, discussed above.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of Pride Petroleum Services, Inc.:

      We have reviewed the accompanying consolidated balance sheet of Pride Petroleum Services, Inc. as of March 31, 1996, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

      We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                       COOPERS & LYBRAND L.L.P.


Houston, Texas
May 15, 1996

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

GENERAL

      The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of Pride Petroleum Services, Inc. (the "Company") as of March 31, 1996 and for the three-month periods ended March 31, 1996 and 1995 included elsewhere herein, and with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

      Since 1993, the Company has entered into a number of transactions that have significantly expanded the Company's operations, including the following:

   * In a series of transactions from mid-1993 through March 1996, the Company acquired established businesses in Argentina, Venezuela, and Colombia and deployed 36 rigs from its U.S. land-based fleet to Argentina, Venezuela and Russia.

   * In June 1994, the Company acquired the largest fleet of platform workover rigs, consisting of 22 units, in the Gulf of Mexico. An additional platform rig was constructed and added to the fleet in September 1995. Another platform rig was completed and added in April 1996, replacing a rig then retired from the fleet.

   * In January 1995, the Company commenced operation of two drilling/workover barge rigs on Lake Maracaibo, Venezuela. The barge rigs were constructed during 1994 pursuant to ten-year operating contracts entered into with Lagoven, S.A. ("Lagoven"), a subsidiary of the Venezuelan national oil company.

   * In March 1995, the Company acquired X-Pert Enterprises, Inc. ("X-Pert"), which operates 35 well servicing rigs in New Mexico.

   * In April 1996, the Company acquired Quitral-Co S.A.I.C. ("Quitral-Co") from Perez Companc S.A., Astra C.A.P.S.A. and other shareholders. Quitral-Co operates 23 drilling and 56 workover rigs in Argentina and 7 drilling and 23 workover rigs in Venezuela. For its fiscal year ended June 30, 1995, Quitral-Co generated revenues of approximately $180 million. For the nine month period ended March 31, 1996, Quitral-Co's consolidated revenues were approximately $150 million. The operating results of this acquisition will be included in the Company's consolidated results of operations beginning in the second quarter of 1996.






RESULTS OF OPERATIONS

      The following table sets forth selected consolidated financial information of the Company by operating segment for the periods indicated:

                                                THREE MONTHS ENDED MARCH 31,
                                             ----------------------------------
                                                   1996               1995
                                             ---------------    ---------------
                                             (In thousands, except percentages)
Revenues:
   Domestic land. . . . . . . . . . . . . .  $ 27,861   42.0%   $ 26,753   42.8%
   Domestic offshore. . . . . . . . . . . .    12,376   18.7      13,058   20.9
   International. . . . . . . . . . . . . .    25,998   39.3      22,701   36.3
                                             --------  -----    --------  -----
      Total revenues. . . . . . . . . . . .  $ 66,235  100.0%   $ 62,512  100.0%
                                             ========  =====    ========  =====
Earnings from operations:
   Domestic land. . . . . . . . . . . . . .  $  1,097   20.5%   $  1,163   20.3%
   Domestic offshore. . . . . . . . . . . .     1,221   22.8       1,873   32.7
   International. . . . . . . . . . . . . .     3,040   56.7       2,685   47.0
                                             --------  -----    --------  -----
      Total earnings from operations. . . .  $  5,358  100.0%   $  5,721  100.0%
                                             ========  =====    ========  =====

   THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31,
     1995.

      REVENUES. Revenues for the three months ended March 31, 1996 increased $3,723,000, or 6%, as compared to the corresponding period in 1995. Of this increase, $3,297,000 was a result of expansion of the Company's international operations. Revenues from domestic land operations increased $1,108,000, primarily as a result of the acquisition of X-Pert in March 1995, partially offset by temporary softness in the domestic land-based workover rig market. Revenues attributable to domestic offshore operations decreased $682,000 due primarily to lower utilization of the Company's offshore platform workover rigs.

      OPERATING COSTS. Operating costs for the three months ended March 31, 1996 increased $2,775,000 or 6%, as compared to the corresponding period in 1995. Of this increase, $2,135,000 was a result of expansion of the Company's international operations and $1,024,000 was attributable to domestic land operations, due to the addition of X-Pert. Operating costs related to domestic offshore operations decreased $384,000, due to lower utilization, as discussed above.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended March 31, 1996 increased $1,196,000, or 33%, as compared to the corresponding period in 1995, primarily as a result of expansion of the Company's international and domestic offshore asset base.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended March 31, 1996 increased $115,000, or 1%, as compared to the corresponding period in 1995. As a percentage of revenues, however, total selling, general and administrative costs declined to 12% for the first quarter of 1996 from 13% for the first quarter of 1995 as such costs have been spread over a larger revenue base.

      EARNINGS FROM OPERATIONS. Earnings from operations for the three months ended March 31, 1996 decreased by $363,000, or 6%, as compared to the corresponding period in 1995. The decrease in earnings from operations was primarily attributable to moderately lower than expected utilization for the Company's offshore platform workover rigs as well as temporary softness in the domestic land-based workover rig market.

      OTHER INCOME (EXPENSE). Other income (expense) for the first quarter of 1996 included gains from asset sales, foreign exchange transactions and other sources. Interest income increased to $774,000 for the three months ended March 31, 1996 from $125,000 for the corresponding 1995 period due to an increase in cash available for investment as the Company completed the public sale of $80,500,000 principal amount of convertible subordinated debentures in January 1996, which resulted in net proceeds to the Company of approximately $77,585,000. Interest expense for the three months ended March 31, 1996 increased by $1,307,000 over the corresponding 1995 period, as a result of interest on the convertible subordinated debentures and borrowings related to acquisitions and other additions to property and equipment.

      INCOME TAX PROVISION. The Company's consolidated effective income tax rate for the three months ended March 31, 1996 was approximately 27%, as compared to approximately 35% for the corresponding period in 1995. The decrease is primarily attributable to the recognition in the first quarter of 1996 of current tax benefits from the utilization of approximately $638,000 of foreign net operating loss carryforwards. The Company had previously provided a valuation allowance for the tax benefits of such foreign net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had net working capital of $92,576,000 and $31,302,000 at March 31, 1996 and December 31, 1995, respectively. The Company's current ratio was 2.9 to 1.0 at March 31, 1996 and 1.7 to 1.0 at December 31, 1995. In January 1996, the Company completed the public sale of $80,500,000 principal amount of convertible subordinated debentures, which resulted in net proceeds to the Company of approximately $77,585,000. Approximately $10,000,000 of such net proceeds has been used to repay outstanding indebtedness. The remainder of such net proceeds were used to fund various capital projects, including the acquisition of Quitral-Co. The Company purchased Quitral-Co for aggregate consideration of $140,000,000, consisting of $110,000,000 cash and a note payable to the sellers for $30,000,000. Of the cash portion of the purchase price, $70,000,000 was funded from the Company's working capital and $40,000,000 from the net proceeds from two new long-term financing arrangements with three lending institutions. On a pro forma basis, after giving effect to the Quitral-Co acquisition and the related financing arrangements, the Company had working captial of $21,719,000 and its current ratio was 1.2 to 1.0 at March 31, 1996. Management believes that the Company's available funds, including cash generated from operations and existing bank credit lines, will be sufficient to fund its normal ongoing capital expenditure, working capital and debt service requirements.

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


      As of March 31, 1996, the Company had domestic bank commitments providing for guidance lines of credit of $18,000,000, against which letters of credit of $8,540,000 were outstanding. Substantially all of these letters of credit have been issued in favor of the Company's insurance carriers to guarantee payment of the Company's share of insured claims. As of March 31, 1996, the Company had accrued approximately $6,296,000 of claims liabilities, of which $3,510,000 was included in current liabilities and $2,786,000 was included in other long-term liabilities in the unaudited consolidated balance sheet. The Company has estimated the amount and timing of payment of these liabilities based on actuarial studies provided by the insurance carriers and past experience. Due to the nature of the Company's business and the structure of its insurance program, the occurrence of a significant event against which the Company is not fully insured, or a number of lesser events against which the Company is insured, but subject to substantial deductibles, could significantly impact the operating results of the Company for a given period.

      During 1994, the Company entered into long-term financing arrangements with two Japanese trading companies in connection with the construction and operation of two drilling/workover barge rigs. The financing agreement provides that the loans are to collateralized by the barge rigs and related charter
contracts.    At March 31, 1996, the outstanding balance of these loans was
$41,504,000. The loans are being repaid from the proceeds of the related charter contracts in equal monthly installments of principal and interest through July 2004. In addition, a portion of the contract proceeds is being held in trust to assure the timely payment of future debt service obligations. At March 31, 1996, $2,435,000 of such contract proceeds are being held in trust as security for the lenders, and are not presently available for use by the Company.

      In connection with the acquisition and planned upgrading and expansion of its acquired offshore platform rig fleet in 1994, the Company established credit facilities with a lending institution in the aggregate amount of $14,400,000. In February 1995, this credit facility was amended to, among other things, increase the aggregate borrowing availability to $30,000,000. As of March 31, 1996, $7,660,000 of secured term loans, $850,000 of secured revolving loans and $1,696,000 of working capital line of credit borrowings were outstanding pursuant to this facility.

      During the three months ended March 31, 1996, the Company spent approximately $7,111,000 on offshore assets, including: (i) construction of a new state-of-the-art diesel electric platform rig, (ii) major rig refurbishments and (iii) auxiliary equipment such as top-drive drilling systems and larger capacity pumps and generators, and improved living quarters. The Company plans to continue the program to upgrade its offshore platform rig fleet throughout 1996. Presently, the Company is constructing two additional new platform rigs for an estimated aggregate cost of $11,500,000. Capital expenditures for offshore assets for the three months ended March 31, 1995 were $4,830,000.

      In September 1995, the Company entered into an agreement with a financial institution for the sale and leaseback of up to $10,000,000 of equipment to be used in the Company's business. As of March 31, 1996, the Company had received proceeds of $5,500,000 pursuant to this facility. The Company has annual purchase and lease renewal options at projected future fair market values under the agreement. The lease has been classified as an operating lease for financial statement purposes. Rentals on the initial transaction are $1,167,000 annually. The net book value of the equipment has been removed from the balance sheet and the excess of $483,000 realized on the transaction has been deferred and is being amortized as a reduction of the lease expense over the maximum lease term of five years. In April 1996, the amount of the facility was increased to $10,800,000 and $5,300,000 of proceeds was received by the Company in connection with the sale and leaseback of a second newly-constructed offshore platform rig.

      International rig refurbishment and deployment costs for the three months ended March 31, 1996 and 1995 were approximately $3,503,000 and $2,898,000, respectively. Capital expenditures related to the completion of the two drilling/workover barge rigs in the first quarter of 1995 were $2,543,000. Other international capital expenditures for the three months ended March 31, 1996 and 1995 were $1,301,000 and $1,082,000, respectively. Capital expenditures, including acquisitions, related to domestic land-based operations for the three months ended March 31, 1996 and 1995 were approximately $2,817,000 and $10,955,000, respectively.

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No.121"). SFAS No.121, which is effective for fiscal years beginning after December 15, 1995, requires that long-lived assets and certain identifiable intangibles to be held and used by the entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No.121 did not have any material effect on the Company's financial position or results of operations.

      In October 1995, the Financial Accounting Standards Board issued Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123, which is effective for fiscal years beginning after December 15, 1995, encourages but does not require companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. The Company has decided not to adopt this new fair value based method of accounting for its stock-based incentive plans.

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

      In the latter part of June 1994, the Venezuelan government imposed exchange control policies and established an official fixed exchange rate of 170 Venezuelan bolivars per U.S. dollar. This official rate was maintained for the remainder of 1994 and during the first three quarters of 1995. Accordingly, no currency translation losses resulted in those periods. In December 1995, the Venezuelan government devalued its currency by revising the official exchange rate to 290 Venezuelan bolivars per U.S. dollar. The December 1995 devaluation did not result in the recognition of any material currency translation gain or loss by the Company in its consolidated financial statements.

      In April 1996, the Venezuelan government removed certain exchange control restrictions and effectively allowed the bolivar to "float" relative to the U.S. dollar. As a result, the exchange rate for Venezuela bolivars has declined to approximately 475-500 bolivars per U.S. dollar. The Company does not expect this recent devaluation to have any material impact on its consolidated results of operations. If the market rate of exchange for Venezuelan bolivars continues to decline relative to the U.S. dollar, the Company could be susceptible to future translation losses with respect to its Venezuelan operations. The Company intends to continue to monitor developments in this regard and to take such measures as may be practical to limit its exposure to currency translation losses in future periods.

FORWARD-LOOKING INFORMATION

      The statements included herein regarding future financial performance and results and the other statements which are not historical facts are forward-looking statements that involve risks and uncertainties, including but not limited to, industry conditions, prices of crude oil and natural gas, foreign exchange and currency fluctions and other factors discussed herein and in the Company's other Securities and Exchange Commission filings.

                           PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits

EXHIBIT NO.
- -----------
    15  -  Awareness Letter of Independent Accountants

      (b)  Reports on Form 8-K

      In a Current Report on Form 8-K dated March 18, 1996, the Company announced that it had entered into a letter of intent with Perez Company S.A., Astra C.A.P.S.A. and other shareholders for the acquisition of Quitral-Co S.A.I.C.

      In a Current Report on Form 8-K dated May 15, 1996, the Company reported that the acquisition of Quitral-Co S.A.I.C. has been completed.

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


                                        PRIDE PETROLEUM SERVICES, INC.



                                        By:             RAY H. TOLSON
                                            -----------------------------------
                                                       (Ray H. Tolson)
                                            President, Chief Executive Officer
                                                and Chairman of the Board



                                        By:             PAUL A. BRAGG
                                             -----------------------------------
                                                       (Paul A. Bragg)
                                                   Vice President and Chief
                                                       Financial Officer



                                        By:            EARL W. MCNIEL
                                             -----------------------------------
                                                      (Earl W. McNiel)
                                                  Chief Accounting Officer

Date:  May 15, 1996