Form 10-Q
period 1996-06-30
PRIDE PETROLEUM SERVICES INC
filed 1996-08-15
CIK 833081

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

                 For the quarterly period ended June 30, 1996

                                       or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

                                                      Outstanding at
         Class of Common Stock                        August 1, 1996
         ---------------------                       -----------------

                no par                               28,509,656 shares

================================================================================

                         PRIDE PETROLEUM SERVICES, INC.

                                     INDEX


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Consolidated Balance Sheet -
         June 30, 1996 and December 31, 1995 . . . . . . . . . . . . . .       3
      Consolidated Statement of Operations -
         Three months ended June 30, 1996 and 1995 . . . . . . . . . . .       4
      Consolidated Statement of Operations -
         Six months ended June 30, 1996 and 1995 . . . . . . . . . . . .       5
      Consolidated Statement of Cash Flows -
         Six months ended June 30, 1996 and 1995 . . . . . . . . . . . .       6
      Notes to Unaudited Consolidated Financial Statements . . . . . . .       7
      Report of Independent Accountants. . . . . . . . . . . . . . . . .      13

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . .      14

PART II.  OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders. . . . .      22

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .      22

   Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      23

                          PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                         PRIDE PETROLEUM SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)
                                                         JUNE 30,   DECEMBER 31,
                                                          1996          1995
                                                        ---------     ---------
                                                       (Unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents . . . . . . . . . . . .    $   8,728     $   9,295
   Short-term investments. . . . . . . . . . . . . .          363         2,612
   Trade receivables, net of allowance for doubtful
      accounts of $521 and $426, respectively. . . .       93,374        43,767
   Parts and supplies. . . . . . . . . . . . . . . .       26,247         9,473
   Deferred income taxes . . . . . . . . . . . . . .        2,695         1,518
   Other current assets. . . . . . . . . . . . . . .       12,573         6,488
                                                        ---------     ---------
         Total current assets. . . . . . . . . . . .      143,980        73,153
                                                        ---------     ---------
PROPERTY AND EQUIPMENT, AT COST. . . . . . . . . . .      477,132       296,939
ACCUMULATED DEPRECIATION . . . . . . . . . . . . . .     (129,206)     (118,451)
                                                        ---------     ---------
         Net property and equipment. . . . . . . . .      347,926       178,488
                                                        ---------     ---------
GOODWILL AND OTHER INTANGIBLES, NET. . . . . . . . .        3,371         3,699
OTHER ASSETS . . . . . . . . . . . . . . . . . . . .        8,016         2,265
                                                        ---------     ---------
                                                        $ 503,293     $ 257,605
                                                        =========     =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable. . . . . . . . . . . . . . . . .    $  33,761     $  15,010
   Accrued expenses. . . . . . . . . . . . . . . . .       30,137        16,550
   Current portion of long-term debt . . . . . . . .       42,389        10,291
                                                        ---------     ---------
         Total current liabilities . . . . . . . . .      106,287        41,851
                                                        ---------     ---------
OTHER LONG-TERM LIABILITIES. . . . . . . . . . . . .       13,719         4,127
LONG-TERM DEBT, net of current portion . . . . . . .      115,155        61,136
CONVERTIBLE SUBORDINATED DEBENTURES. . . . . . . . .       80,500         --
DEFERRED INCOME TAXES. . . . . . . . . . . . . . . .       47,485        19,252
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
   Common stock, no par value; 40,000,000 shares
      authorized:  25,113,876 and 24,863,072 shares
      issued and 25,059,656 and 24,808,852 shares
      outstanding, respectively. . . . . . . . . . .            1             1
   Paid-in capital . . . . . . . . . . . . . . . . .       97,084        95,751
   Treasury stock, at cost . . . . . . . . . . . . .         (191)         (191)
   Retained earnings . . . . . . . . . . . . . . . .       43,253        35,678
                                                        ---------     ---------
         Total shareholders' equity. . . . . . . . .      140,147       131,239
                                                        ---------     ---------
                                                        $ 503,293     $ 257,605
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

                         PRIDE PETROLEUM SERVICES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                          ---------------------
                                                            1996        1995
                                                          ---------   ---------

REVENUES . . . . . . . . . . . . . . . . . . . . . . .    $ 101,989   $  68,856
                                                          ---------   ---------

COSTS AND EXPENSES
   Operating costs . . . . . . . . . . . . . . . . . .       73,914      50,377
   Depreciation and amortization . . . . . . . . . . .        7,045       4,131
   Selling, general and administrative . . . . . . . .       11,669       7,267
                                                          ---------   ---------
      Total costs and expenses . . . . . . . . . . . .       92,628      61,775
                                                          ---------   ---------

         Earnings from operations. . . . . . . . . . .        9,361       7,081

OTHER INCOME (EXPENSE)
   Other income. . . . . . . . . . . . . . . . . . . .          469          18
   Interest income . . . . . . . . . . . . . . . . . .          623         267
   Interest expense. . . . . . . . . . . . . . . . . .       (4,124)     (1,660)
                                                          ---------   ---------
         Total other expense, net. . . . . . . . . . .       (3,032)     (1,375)
                                                          ---------   ---------

EARNINGS BEFORE INCOME TAXES . . . . . . . . . . . . .        6,329       5,706

INCOME TAX PROVISION . . . . . . . . . . . . . . . . .        1,534       2,124
                                                          ---------   ---------

NET EARNINGS . . . . . . . . . . . . . . . . . . . . .    $   4,795   $   3,582
                                                          =========   =========

NET EARNINGS PER SHARE:
    Primary . . . . . . . . . . . . . . . . . . . . . .   $     .18   $     .14
    Fully diluted . . . . . . . . . . . . . . . . . . .   $     .17   $     .14

WEIGHTED AVERAGE COMMON SHARES AND
   COMMON SHARE EQUIVALENTS OUTSTANDING:
    Primary . . . . . . . . . . . . . . . . . . . . . .      26,583      25,496
    Fully diluted . . . . . . . . . . . . . . . . . . .      33,052      25,382



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                         PRIDE PETROLEUM SERVICES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                          ---------------------
                                                            1996        1995
                                                          ---------   ---------

REVENUES . . . . . . . . . . . . . . . . . . . . . . .    $ 168,224   $ 131,368
                                                          ---------   ---------

COSTS AND EXPENSES
   Operating costs . . . . . . . . . . . . . . . . . .      121,860      95,548
   Depreciation and amortization . . . . . . . . . . .       11,819       7,709
   Selling, general and administrative . . . . . . . .       19,826      15,309
                                                          ---------   ---------
      Total costs and expenses . . . . . . . . . . . .      153,505     118,566
                                                          ---------   ---------

         Earnings from operations. . . . . . . . . . .       14,719      12,802

OTHER INCOME (EXPENSE)
   Other income. . . . . . . . . . . . . . . . . . . .          696          28
   Interest income . . . . . . . . . . . . . . . . . .        1,397         392
   Interest expense. . . . . . . . . . . . . . . . . .       (6,678)     (2,907)
                                                          ---------   ---------
         Total other expense, net. . . . . . . . . . .       (4,585)     (2,487)
                                                          ---------   ---------

EARNINGS BEFORE INCOME TAXES . . . . . . . . . . . . .       10,134      10,315

INCOME TAX PROVISION . . . . . . . . . . . . . . . . .        2,559       3,721
                                                          ---------   ---------

NET EARNINGS . . . . . . . . . . . . . . . . . . . . .    $   7,575   $   6,594
                                                          =========   =========

NET EARNINGS PER SHARE:
    Primary . . . . . . . . . . . . . . . . . . . . . .   $     .29   $     .26
    Fully diluted . . . . . . . . . . . . . . . . . . .   $     .28   $     .26

WEIGHTED AVERAGE COMMON SHARES AND
   COMMON SHARE EQUIVALENTS OUTSTANDING:
    Primary . . . . . . . . . . . . . . . . . . . . . .      26,370      25,082
    Fully diluted . . . . . . . . . . . . . . . . . . .      32,056      25,249



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                         PRIDE PETROLEUM SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                          ---------------------
                                                            1996        1995
                                                          ---------   ---------
OPERATING ACTIVITIES
   Net earnings. . . . . . . . . . . . . . . . . . . .    $   7,575   $   6,594
   Adjustments to reconcile net earnings to net
    cash provided by operating activities -
      Depreciation and amortization. . . . . . . . . .       11,819       7,709
      Deferred interest. . . . . . . . . . . . . . . .        --          1,947
      Gain on sale of assets . . . . . . . . . . . . .         (268)       (171)
      Effect of exchange rates . . . . . . . . . . . .         (543)          6
      Deferred tax provision . . . . . . . . . . . . .        1,706         904
      Changes in assets and liabilities, net of
       effects of acquisitions -
         Trade receivables . . . . . . . . . . . . . .      (14,418)     (7,171)
         Parts and supplies. . . . . . . . . . . . . .       (1,181)     (1,289)
         Other current assets. . . . . . . . . . . . .       (1,979)     (2,692)
         Accounts payable. . . . . . . . . . . . . . .        2,327       2,667
         Accrued expenses and other. . . . . . . . . .       (2,179)        355
                                                          ---------   ---------
            Net cash provided by
              operating activities . . . . . . . . . .        2,859       8,859
                                                          ---------   ---------
INVESTING ACTIVITIES
   Purchase of net assets of acquired entities,
     including acquisition costs, less cash acquired .     (106,286)     (1,662)
   Purchases of property and equipment . . . . . . . .      (24,424)    (22,058)
   Proceeds from sales of short-term investments . . .        5,100       1,009
   Proceeds from sales of property and equipment . . .        5,868         263
   Other . . . . . . . . . . . . . . . . . . . . . . .          (12)       (447)
                                                          ---------   ---------
            Net cash used in investing activities. . .     (119,754)    (22,895)
                                                          ---------   ---------
FINANCING ACTIVITIES
   Proceeds from issuance of common stock. . . . . . .        1,333         444
   Proceeds from issuance of convertible
      subordinated debentures. . . . . . . . . . . . .       77,585        --
   Proceeds from debt borrowings . . . . . . . . . . .       65,455      23,133
   Reduction of debt . . . . . . . . . . . . . . . . .      (27,932)     (4,322)
   Other . . . . . . . . . . . . . . . . . . . . . . .         (113)         80
                                                          ---------   ---------
            Net cash provided by financing activities.      116,328      19,335
                                                          ---------   ---------
NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS . . . . . . . . . . . . .         (567)      5,299
CASH AND CASH EQUIVALENTS, beginning of period . . . .        9,295       5,970
                                                          ---------   ---------
CASH AND CASH EQUIVALENTS, end of period . . . . . . .    $   8,728   $  11,269
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

      In June 1996, a former employee filed a complaint in federal district court for the Eastern District of Louisiana against Pride Offshore, Inc., the subsidiary through which the Company conducts domestic offshore operations. The complaint purports to be filed on behalf of the individual plaintiff and a class of similarly situated present and former employees of Pride Offshore, Inc. and alleges that Pride Offshore, Inc. violated the Fair Labor Standards Act by failing to pay for time spent in attending safety meetings, evacuation drills, tour and other meetings and self-study programs. Because the Company has only recently received the complaint, its investigation is at a preliminary stage and the Company is unable to determine the amount of liability, if any, it may have in respect of this matter. The Company does not believe the ultimate outcome of this matter will have a material adverse effect on the Company s financial condition.

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

      As of June 30, 1996 and December 31, 1995, the Company had accrued approximately $8,512,000 and $7,249,000, respectively, for estimated claims liabilities, of which $5,713,000 and $3,940,000, respectively, was included in current liabilities and $2,799,000 and $3,309,000, respectively, was included in other long-term liabilities in the accompanying unaudited consolidated balance sheet. As of June 30, 1996, the Company had letters of credit outstanding totaling $8,606,000. These letters of credit principally guarantee the funding of the Company's share of insured claims.

3.    ACQUISITIONS

      In April 1996, the Company acquired all of the outstanding capital stock of Quitral-Co S.A.I.C. ("Quitral-Co") for an aggregate purchase price of $140,000,000, consisting of $110,000,000 in cash and a $30,000,000 installment note payable to the selling shareholders.

      The assets acquired and liabilities assumed in the Quitral-Co acquisition, based on the Company s preliminary purchase price allocation, were as follows:

                                                 ASSETS (LIABILITIES)
                                                 -------------------
                                                    (in thousands)
         Cash and cash equivalents . . . . . . . . .  $   5,564
         Short-term investments. . . . . . . . . . .      2,851
         Trade receivables . . . . . . . . . . . . .     35,189
         Parts and supplies. . . . . . . . . . . . .     15,618
         Deferred income taxes . . . . . . . . . . .      1,300
         Other current assets. . . . . . . . . . . .      3,814
         Property and equipment. . . . . . . . . . .    161,420
         Other assets. . . . . . . . . . . . . . . .          2
         Accounts payable. . . . . . . . . . . . . .    (21,710)
         Accrued expenses. . . . . . . . . . . . . .    (23,462)
         Long-term debt. . . . . . . . . . . . . . .    (13,936)
         Deferred income taxes . . . . . . . . . . .    (26,650)
                                                      ---------
                                                      $ 140,000
                                                      =========

      Unaudited pro forma results of operations assuming the acquisition of Quitral-Co had occurred on January 1, 1995, are as follows:

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                           --------------------
                                                             1996       1995
                                                           ---------  ---------
                                                          (in thousands, except
                                                            per share amounts)
      Revenues. . . . . . . . . . . . . . . . . . . . . .  $ 231,434  $ 228,650
      Net Earnings. . . . . . . . . . . . . . . . . . . .  $  10,288  $   7,804
      Earnings per share -
         Primary. . . . . . . . . . . . . . . . . . . . .  $     .39  $     .31
         Fully diluted. . . . . . . . . . . . . . . . . .  $     .36  $     .30

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

      Each of the acquisitions discussed above was recorded using the purchase method of accounting. The operating results of each acquisition have been included in the Company s consolidated results of operations from the date of acquisition.

4.    DEBT

   LONG-TERM DEBT

      Long-term debt at June 30, 1996 and December 31, 1995 consists of the following:

                                                           JUNE 30, DECEMBER 31,
                                                             1996       1995
                                                           ---------  ---------
                                                              (in thousands)
         Collateralized term loans. . . . . . . . . . . .  $  44,042  $   5,696
         Limited-recourse collateralized term loans . . .     40,668     42,320
         Note payable to sellers. . . . . . . . . . . . .     29,000      --
         Eximbank notes payable . . . . . . . . . . . . .     10,083      --
         Revolving line of credit . . . . . . . . . . . .      8,109        762
         Secured term loans . . . . . . . . . . . . . . .      7,120      8,200
         Secured revolver . . . . . . . . . . . . . . . .      7,000      8,850
         Notes payable. . . . . . . . . . . . . . . . . .      7,049        529
         Acquisition note payable . . . . . . . . . . . .      4,473      5,070
                                                           ---------  ---------
                                                             157,544     71,427
         Less: current portion. . . . . . . . . . . . . .     42,389     10,291
                                                           ---------  ---------
                                                           $ 115,155  $  61,136
                                                           =========  =========

       During 1994, the Company entered into long-term financing arrangements with two Japanese trading companies in connection with the construction and operation of two drilling/workover barge rigs. The term loans are
collateralized by the barge rigs and related charter contracts.   The loans are
being repaid from the proceeds of the related charter contracts in equal monthly installments of principal and interest through July 2004. In addition, a portion of contract proceeds is being held in trust to assure that timely payment of future debt service obligations is made. At June 30, 1996, $2,435,000 of such contract proceeds, which amount is included in cash and cash equivalents on the accompanying unaudited consolidated balance sheet, are being held in trust as security for the lenders, and are not presently available for use by the Company.

      In April 1996, the Company completed two separate financing arrangements with lending institutions pursuant to which it borrowed an aggregate amount of $40,000,000, net of repayment of $5,000,000 of borrowings to one of the lenders. The collateralized term loans bear interest initially at a floating rate of prime plus 1/2% and are repayable in monthly installments of principal and interest over a period of five to six years. The Company may elect to convert the interest payable to a fixed rate basis at any time during the term of the loans. The loans are collateralized by substantially all of the Company s domestic land-based rig fleet and ancillary equipment. Proceeds from the loans were used to fund a portion of the cash consideration for the acquisition of Quitral-Co, discussed above.

      In connection with the acquisition of Quitral-Co in April 1996, the Company entered into a note payable to the sellers for $30,000,000. The note bears interest at LIBOR plus 2%, payable quarterly, and principal is expected to be repaid in thirty monthly installments.

      Prior to being acquired by the Company, Quitral-Co had entered into two loan agreements with a lending institution to finance the purchase and import of goods manufactured in the United States. Loans made pursuant to the loan agreements bear interest at rates ranging from LIBOR plus 1.40% to LIBOR plus 1.80% per annum, and are repayable in semi-annual installments through October 2000. Borrowings pursuant to these two loan agreements have been guaranteed against certain political risks in Argentina and Venezuela by the Export-Import Bank of the United States ("Eximbank").

      Notes payable at June 30, 1996 includes financed insurance premiums and other short-term borrowings assumed in connection with the acquisition of Quitral-Co.

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

5.    INCOME TAXES

      During the first six months of 1996, the Company has recognized the current tax benefits from the utilization of approximately $2,854,000 of foreign net operating loss carryforwards, including $2,216,000 during the second quarter of 1996. The Company had previously provided a valuation allowance for the tax benefits of such foreign net operating loss carryforwards.

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





      The following table presents information necessary to calculate fully diluted net earnings per share:

                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                              JUNE 30,            JUNE 30,
                                         ------------------  ------------------
                                           1996      1995      1996      1995
                                         --------  --------  --------  --------
                                        (in thousands, except per share amounts)
   Net earnings . . . . . . . . . . . .  $  4,795  $  3,582  $  7,575  $  6,594
   Interest on convertible
      subordinated debentures . . . . .     1,331     --        2,293     --
   Income tax effect. . . . . . . . . .      (479)    --         (825)    --
                                         --------  --------  --------  --------
      Net earnings applicable
         to common stock. . . . . . . .  $  5,647  $  3,582  $  9,043  $  6,594
                                         ========  ========  ========  ========

   Weighted average number of
      common shares outstanding . . . .    25,038    24,518    24,942    24,366
   Additional shares assuming
      conversion of:
         Convertible subordinated
           debentures . . . . . . . . .     6,571     --        5,636     --
         Stock options and warrants         1,443       864     1,478       883
                                         --------  --------  --------  --------
      Weighted average common shares
         and equivalents outstanding. .    33,052    25,382    32,056    25,249
                                         ========  ========  ========  ========

      Fully diluted net earnings
        per share . . . . . . . . . . .  $    .17  $    .14  $    .28  $    .26
                                         ========  ========  ========  ========

7.    SEGMENT INFORMATION

      The following table sets forth certain consolidated information with respect to the Company and its subsidiaries by operating segment:

                                     DOMESTIC   DOMESTIC
                                       LAND     OFFSHORE INTERNATIONAL  TOTAL
                                     ---------  ---------  ---------  ---------
                                                   (in thousands)
THREE MONTHS ENDED JUNE 30, 1996
Revenues. . . . . . . . . . . . . .  $  30,084  $  14,698  $  57,207  $ 101,989
Earnings from operations. . . . . .        824      1,906      6,631      9,361
Identifiable assets . . . . . . . .     85,785     61,926    355,582    503,293
Capital expenditures,
   including acquisitions . . . . .      1,019      4,742    166,162    171,923
Depreciation and amortization . . .      1,425        899      4,721      7,045

THREE MONTHS ENDED JUNE 30, 1995
Revenues. . . . . . . . . . . . . .  $  30,122  $  12,769  $  25,965  $  68,856
Earnings from operations. . . . . .      1,432      1,761      3,888      7,081
Identifiable assets . . . . . . . .     80,001     54,279    115,661    249,941
Capital expenditures,
   including acquisitions . . . . .        760      4,064      6,236     11,060
Depreciation and amortization . . .      1,458        765      1,908      4,131


SIX MONTHS ENDED JUNE 30, 1996
Revenues. . . . . . . . . . . . . .  $  57,945  $  27,074  $  83,205  $ 168,224
Earnings from operations. . . . . .      1,921      3,127      9,671     14,719
Identifiable assets . . . . . . . .     85,785     61,926    355,582    503,293
Capital expenditures,
   including acquisitions . . . . .      3,836     11,853    170,966    186,655
Depreciation and amortization . . .      2,818      1,773      7,228     11,819

SIX MONTHS ENDED JUNE 30, 1995
Revenues. . . . . . . . . . . . . .  $  56,875  $  25,827  $  48,666  $ 131,368
Earnings from operations. . . . . .      2,595      3,634      6,573     12,802
Identifiable assets . . . . . . . .     80,001     54,279    115,661    249,941
Capital expenditures,
   including acquisitions . . . . .     11,715      8,894     12,759     33,368
Depreciation and amortization . . .      2,733      1,410      3,566      7,709

8.    SUBSEQUENT EVENTS

      In July 1996, the Company completed the public sale of 3,450,000 shares of common stock, which resulted in net proceeds to the Company of approximately $45,641,000. Approximately $20,200,000 of such net proceeds has been used to repay outstanding indebtedness, approximately $12,000,000 will be used to finance the construction of two platform rigs for the Company s offshore fleet and approximately $7,000,000 will be used to fund various capital projects for Quitral-Co, including rig upgrades and expansion of its rig transportation fleet. The balance of the net proceeds, $6,441,000, will be available for general corporate purposes.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of Pride Petroleum Services, Inc.:

      We have reviewed the accompanying consolidated balance sheet of Pride Petroleum Services, Inc. as of June 30, 1996, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 1996 and 1995, and the related consolidated statement of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


                                        COOPERS & LYBRAND L.L.P.


Houston, Texas
August 14, 1996

Item 2.  Management s Discussion and Analysis of Financial Condition and
            Results of Operations

GENERAL

      The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of Pride Petroleum Services, Inc. (the "Company") as of June 30, 1996 and for the three and six-month periods ended June 30, 1996 and 1995 included elsewhere herein, and with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

      Increases and decreases in domestic well servicing and drilling activity historically have had a significant correlation with changes in oil and natural gas prices. International well servicing and drilling activity is also affected by fluctuations in oil and natural gas prices, but historically to a lesser extent than domestic activity. International rig services contracts are typically for terms of one year or more, while domestic contracts are typically entered into for one or multiple wells. Accordingly, international rig services activities generally are not as sensitive to short-term changes in oil and gas prices as domestic operations.

      Since 1993, the Company has entered into a number of transactions that have significantly expanded the Company's operations, including the following:

   o In a series of transactions from mid-1993 through May 1996, the Company acquired established businesses in Argentina, Venezuela and Colombia and deployed 35 rigs from its U.S. land-based fleet to Argentina, Venezuela and Russia.

   o In June 1994, the Company acquired the largest fleet of platform workover rigs, consisting of 22 units, in the Gulf of Mexico. Two additional platform rigs were constructed and added to the fleet, one in September 1995 and the other in April 1996, replacing a rig then retired from the fleet.

   o In January 1995, the Company commenced operation of two drilling/workover barge rigs on Lake Maracaibo, Venezuela. The barge rigs were constructed during 1994 pursuant to ten-year operating contracts entered into with Lagoven, S.A. ("Lagoven"), a subsidiary of the Venezuelan national oil company.

   o In March 1995, the Company acquired X-Pert Enterprises, Inc. ("X-Pert"), which operates 35 well servicing rigs in New Mexico.

   o In April 1996, the Company acquired Quitral-Co S.A.I.C. ("Quitral-Co") from Perez Companc S.A., Astra C.A.P.S.A. and other shareholders. Quitral-Co operates 23 drilling and 57 workover rigs in Argentina and 7 drilling and 23 workover rigs in Venezuela. For its fiscal year ended June 30, 1995 and the nine month period ended March 31, 1996, Quitral-Co's consolidated revenues were approximately $175 million and $150 million, respectively. The acquisition has been accounted for as a purchase, effective April 30, 1996.







RESULTS OF OPERATIONS

      The following tables set forth selected consolidated financial information of the Company by operating segment for the periods indicated:

                                               THREE MONTHS ENDED JUNE 30,
                                                1996                1995
                                           ---------------     ---------------
                                            (in thousands, except percentages)
Revenues:
   Domestic land . . . . . . . . . . . .  $  30,084    29.5%  $  30,122    43.7%
   Domestic offshore . . . . . . . . . .     14,698    14.4      12,769    18.6
   International . . . . . . . . . . . .     57,207    56.1      25,965    37.7
                                          ---------  ------   ---------  ------
      Total revenues . . . . . . . . . .  $ 101,989   100.0%  $  68,856   100.0%
                                          =========  ======   =========  ======
Earnings from operations:
   Domestic land . . . . . . . . . . . .  $     824     8.8%  $   1,432    20.2%
   Domestic offshore . . . . . . . . . .      1,906    20.4       1,761    24.9
   International . . . . . . . . . . . .      6,631    70.8       3,888    54.9
                                          ---------  ------   ---------  ------
      Total earnings from operations . .  $   9,361   100.0%  $   7,081   100.0%
                                          =========  ======   =========  ======

                                                SIX MONTHS ENDED JUNE 30,
                                                1996                1995
                                           ---------------     ---------------
                                            (in thousands, except percentages)
Revenues:
   Domestic land . . . . . . . . . . . .  $  57,945    34.4%  $  56,875    43.3%
   Domestic offshore . . . . . . . . . .     27,074    16.1      25,827    19.7
   International . . . . . . . . . . . .     83,205    49.5      48.666    37.0
                                          ---------  ------   ---------  ------
      Total revenues . . . . . . . . . .  $ 168,224   100.0%  $ 131,368   100.0%
                                          =========  ======   =========  ======
Earnings from operations:
   Domestic land . . . . . . . . . . . .  $   1,921    13.1%  $   2,595    20.3%
   Domestic offshore . . . . . . . . . .      3,127    21.2       3,634    28.4
   International . . . . . . . . . . . .      9,671    65.7       6,573    51.3
                                          ---------  ------   ---------  ------
      Total earnings from operations . .  $  14,719   100.0%  $  12,802   100.0%
                                          =========  ======   =========  ======

  THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995.

      REVENUES. Revenues for the three months ended June 30, 1996 increased $33,133,000, or 48%, as compared to the corresponding period in 1995. Of this increase, $31,242,000 was a result of expansion of the Company's international operations, including $30,463,000 due to the acquisition of Quitral-Co in April 1996. Revenues attributable to domestic offshore operations increased $1,929,000 due primarily to higher utilization of the Company's offshore platform rigs. Revenues from domestic land-based operations were essentially unchanged.

      OPERATING COSTS. Operating costs for the three months ended June 30, 1996 increased $23,537,000, or 47%, as compared to the corresponding period in 1995. Most of this increase was a result of expansion of the Company's international operations, including $22,292,000 due to the acquisition of Quitral-Co, as discussed above. Operating costs attributable to domestic offshore operations increased $1,728,000 due primarily to improved utilization, as discussed above. Operating costs for domestic land operations increased $283,000. During the latter portion of the second quarter of 1996, the Company experienced an increase in demand for domestic land workover rigs which resulted in an increase in rig utilization of approximately 10%. The Company incurred start-up costs associated with meeting this demand which negatively affected the performance of the domestic land-based operations for the period.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended June 30, 1996 increased $2,914,000, or 71%, as compared to the corresponding period in 1995, primarily as a result of the Quitral-Co acquisition and additional expansion of the Company's international and domestic offshore assets.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended June 30, 1996 increased $4,402,000, or 61%, as compared to the corresponding period in 1995, primarily due to inclusion of $2,848,000 of such costs for Quitral-Co. As a percentage of revenues, total selling, general and administrative costs increased to 11.4% for the second quarter of 1996 from 10.6% for the second quarter of 1995. During the period, the Company incurred certain non-recurring expenses in connection with consolidation of acquired operations with its existing operations in Argentina and Venezuela.

      EARNINGS FROM OPERATIONS. Earnings from operations for the three months ended June 30, 1996 increased by $2,280,000, or 32%, as compared to the corresponding period in 1995. Of this increase, $3,123,000 was attributable to the Quitral-Co acquisition and $145,000 to improved utilization of the Company's offshore platform rigs. These increases were partially offset by a decrease in earnings from the Company's domestic land-based operations of $608,000 due to start-up costs incurred during the latter part of the period, as discussed above.

      OTHER INCOME (EXPENSE). Other income (expense) for the second quarter of 1996 included gains from asset sales, foreign exchange transactions and other sources. Interest income increased to $623,000 for the three months ended June 30, 1996 from $267,000 for the corresponding 1995 period due to an increase in cash available for investment. Interest expense for the three months ended June 30, 1996 increased by $2,464,000 over the corresponding 1995 period, as a result of interest accrued on the convertible subordinated debentures and borrowings related to the Quitral-Co acquisition and other additions to property and equipment.

      INCOME TAX PROVISION. The Company's consolidated effective income tax rate for the three months ended June 30, 1996 was approximately 24%, as compared to approximately 37% for the corresponding period in 1995. The decrease is primarily attributable to the recognition in the second quarter of 1996 of current tax benefits from the utilization of approximately $2,216,000 of foreign net operating loss carryforwards. The Company had previously provided a valuation allowance for the tax benefits of such foreign net operating loss carryforwards.

   SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995.

      REVENUES. Revenues for the six months ended June 30, 1996 increased $36,856,000, or 28% as compared to the corresponding period in 1995. Of this increase, $34,539,000 was a result of expansion of the Company s international operations, primarily the acquisition of Quitral-Co. Revenues from domestic land operations increased $1,070,000, primarily as a result of the inclusion of operating results of X-Pert (commencing in March 1995) for six months in the 1996 period as compared to only four months in the 1995 period. Revenues attributable to domestic offshore operations increased $1,247,000, due primarily to higher utilization of the Company s offshore platform rigs.

      OPERATING COSTS. Operating costs for the six months ended June 30, 1996 increased $26,312,000, or 28%, as compared to the corresponding period in 1995. Of this increase, $23,661,000 was a result of expansion of the Company s international operations and $1,307,000 was attributable to domestic land operations, principally due to the inclusion of the operating results of X-Pert for the full period, partially offset by start-up costs incurred during the latter part of the second quarter of 1996. Operating costs related to domestic offshore operations increased $1,344,000, due to higher utilization, as discussed above.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the six months ended June 30, 1996 increased $4,110,000, or 53%, as compared to the corresponding period of 1995, primarily as a result of the Quitral-Co acquisition and additional expansion of the Company s international and domestic offshore assets.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the six months ended June 30, 1996 increased $4,517,000, or 30%, as compared to the corresponding period in 1995, primarily due to the inclusion of $2,848,000 of such costs for Quitral-Co. As a percentage of revenues, total selling, general and administrative costs were 11.8% for the first six months of 1996 as compared to 11.7% for the first six months of 1995. During the period, the Company incurred certain non-recurring expenses in connection with consolidation of acquired operations with its existing operations in Argentina and Venezuela.

      EARNINGS FROM OPERATIONS. Earnings from operations for the six months ended June 30, 1996 increased by $1,917,000, or 15%, as compared to the corresponding period in 1995. Of this increase, $3,123,000 was attributable to the Quitral-Co acquisition. The increase was partially offset by a decrease in income from domestic offshore operations of $507,000 due to moderately lower utilization for the Company s offshore platform rigs during the first quarter of 1996. Earnings from domestic land-based operations decreased by $674,000 due to start-up costs incurred during the latter part of the second quarter of 1996.

      OTHER INCOME (EXPENSE). Other income (expense) for the six months ended June 30, 1996 included gains from asset sales, foreign exchange transactions and other sources. Interest income increased to $1,397,000 for the six months ended June 30, 1996 from $392,000 for the corresponding 1995 period due to an increase in cash available for investment. Interest expense for the six months ended June 30, 1996 increased by $3,771,000 over the corresponding 1995 period, as a result of interest accrued on the convertible subordinated debentures and borrowings related to the Quitral-Co acquisition and other additions to property and equipment.

      INCOME TAX PROVISION. The Company s consolidated effective income tax rate for the six months ended June 30, 1996 was approximately 25%, as compared to approximately 36% for the corresponding period in 1995. The decrease is primarily attributable to the recognition in the first six months of 1996 of current tax benefits from the utilization of approximately $2,854,000 of foreign net operating loss carryforwards. The Company had previously provided a valuation allowance for the tax benefits of such foreign net operating loss carryforwards.




LIQUIDITY AND CAPITAL RESOURCES

      The Company had net working capital of $37,693,000 and $31,302,000 at June 30, 1996 and December 31, 1995, respectively. The Company's current ratio was
1.4 to 1.0 at June 30, 1996 and 1.7 to 1.0 at December 31, 1995.  In July 1996,
the Company completed the public sale of 3,450,000 shares of common stock, which resulted in net proceeds to the Company of approximately $45,641,000. On a pro forma basis, as adjusted to give effect to the public sale of common stock and receipt of the net proceeds therefrom, the Company had net working capital of $83,334,000 and a current ratio of 1.8 to 1.0 at June 30, 1996. Approximately $20,200,000 of such net proceeds has been used to repay outstanding indebtedness, approximately $12,000,000 will be used to finance the construction of two platform rigs for the Company s offshore fleet and approximately $7,000,000 will be used to fund various capital projects for Quitral-Co, including rig upgrades and expansion of its rig transportation fleet. The balance of the net proceeds will be available for general corporate purposes. Management believes that the Company's available funds, including cash generated from operations and existing bank credit lines, will be sufficient to fund its normal ongoing capital expenditure, working capital and debt service requirements.

      The Company is active in reviewing possible expansion and acquisition opportunities relating to all of its business segments. While the Company has no definitive agreements to acquire additional equipment, suitable opportunities may arise in the future. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. From time to time, the Company has one or more bids outstanding for contracts that could require significant capital expenditures and mobilization costs. The Company expects to fund acquisitions and project opportunities primarily through a combination of working capital, cash flow from operations and full or limited recourse debt or equity financing.

      In January 1996, the Company completed the public sale of $80,500,000 principal amount of convertible subordinated debentures, which resulted in net proceeds to the Company of approximately $77,585,000. Approximately $10,000,000 of such net proceeds were used to repay outstanding indebtedness. The remainder of such net proceeds were used to fund a portion of the purchase price for Quitral-Co and various other capital projects. The Company purchased Quitral-Co for aggregate consideration of $140,000,000, consisting of $110,000,000 in cash and a note payable to the sellers for $30,000,000. The note bears interest at LIBOR plus 2%, payable quarterly, and is expected to be repaid in thirty monthly installments. Of the cash portion of the purchase price, $70,000,000 was funded from the Company's working capital and $40,000,000 from the net proceeds from two new long-term financing arrangements with three lending institutions. Borrowings under these arrangements, which are collateralized by substantially all of the Company s domestic land rigs and ancillary equipment, bear interest initially at the prime rate plus 1/2% and are repayable in monthly installments of principal and interest over a five-to-six-year period. The Company may elect to convert the borrowings to a fixed rate of interest at any time during the term.

      As of June 30, 1996, the Company had domestic bank commitments providing for guidance lines of credit of $18,000,000, against which letters of credit of $8,606,000 were outstanding. Substantially all of these letters of credit have been issued in favor of the Company's insurance carriers to guarantee payment of the Company's share of insured claims. As of June 30, 1996, the Company had accrued approximately $8,512,000 of claims liabilities, of which $5,713,000 was included in current liabilities and $2,799,000 was included in other long-term liabilities in the unaudited consolidated balance sheet. The Company has estimated the amount and timing of payment of these liabilities based on actuarial studies provided by the insurance carriers and past experience. Due to the nature of the Company's business and the structure of its insurance program, the occurrence of a significant event against which the Company is not fully insured, or a number of lesser events against which the Company is insured, but subject to substantial deductibles, could significantly impact the operating results of the Company for a given period.

      During 1994, the Company entered into long-term financing arrangements with two Japanese trading companies in connection with the construction and operation of two drilling/workover barge rigs. The loans are collateralized by the barge rigs and related charter contracts. At June 30, 1996, the outstanding balance of these loans was $40,668,000. The loans are being repaid from the proceeds of the related charter contracts in equal monthly installments of principal and interest through July 2004. In addition, a portion of the contract proceeds is being held in trust to assure the timely payment of future debt service obligations. At June 30, 1996, $2,435,000 of such contract proceeds are being held in trust as security for the lenders, and are not presently available for use by the Company.

      In connection with the operation, upgrading and expansion of its offshore platform rig fleet, the Company has established credit facilities with a lending institution in the aggregate amount of $30,000,000. As of June 30, 1996, $7,120,000 of secured term loans, $7,000,000 of secured revolving loans and $8,109,000 of working capital line of credit borrowings were outstanding pursuant to this facility. All of such borrowings except $3,240,000 of the secured term loans were repaid subsequent to June 30, 1996 out of the net proceeds from the Company s public sale of common stock in July 1996.

      During the six months ended June 30, 1996, the Company spent approximately $11,900,000 on additions to its offshore assets, including: (I) construction of a new state-of-the-art diesel electric platform rig, (ii) major rig refurbishments and (iii) auxiliary equipment such as top-drive drilling systems and larger capacity pumps and generators, and improved living quarters. The Company is currently constructing two additional new platform rigs for an estimated aggregate cost of $11,500,000. Capital expenditures for offshore assets for the six months ended June 30, 1995 were approximately $8,900,000.

      In September 1995, the Company entered into an agreement with a financial institution for the sale and leaseback of up to $10,000,000 of equipment to be used in the Company's business. During 1995, the Company received proceeds of $5,500,000 pursuant to this facility relating to the construction of a new platform rig. The Company has annual purchase and lease renewal options at projected future fair market values under the agreement. The lease has been classified as an operating lease for financial statement purposes. Rentals on the initial transaction are $1,167,000 annually. The net book value of the equipment has been removed from the balance sheet and the excess of $483,000 realized on the transaction has been deferred and is being amortized as a reduction of the lease expense over the maximum lease term of five years. In April 1996, the amount of the facility was increased to $10,800,000 and $5,300,000 of proceeds was received by the Company in connection with the sale and leaseback of a second newly-constructed offshore platform rig. Rentals on the second transaction are $1,083,000 annually.

      International rig refurbishment and deployment costs for the six months ended June 30, 1996 and 1995 were approximately $4,700,000 and $8,000,000, respectively. Capital expenditures related to the completion of the two drilling/workover barge rigs in the first six months of 1995 were approximately $3,800,000. Other international capital expenditures for the six months ended June 30, 1996 and 1995 were approximately $5,900,000 and $1,000,000, respectively. Capital expenditures related to domestic land-based operations for the six months ended June 30, 1996 and 1995 were approximately $3,800,000 and $11,700,000, respectively, including acquisition expenditures of approximately $1,800,000 and $10,000,000, respectively.

CURRENCY FLUCTUATIONS

      Deterioration in economic conditions in Venezuela resulted in significant devaluation of the country's currency during the first half of 1994, which resulted in currency translation losses for the Company. These losses resulted principally from the translation of the net Venezuelan monetary assets (primarily, accounts receivable in excess of trade payables) at devaluing exchange rates from month to month.

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

      In April 1996, the Venezuelan government removed exchange control restrictions and effectively allowed the bolivar to "float" relative to the U.S. dollar. As a result, the exchange rate for Venezuelan bolivars has declined to approximately 450-500 bolivars per U.S. dollar. The April 1996 devaluation did not have any material impact on the Company s consolidated results of operations. To a large extent, the Company avoided currency translation losses from these recent devaluations of the bolivar by limiting the bolivar component of its Venezuelan contracts. However, if the market rate of exchange for Venezuelan bolivars continues to decline relative to the U.S. dollar, the Company could be susceptible to future translation losses with respect to its Venezuelan operations. The Company intends to continue to monitor developments in this regard and to take such measures as may be practical to limit its exposure to currency translation losses in future periods.

FORWARD-LOOKING INFORMATION

      The statements included herein regarding future financial performance and results and the other statements that are not historical facts are forward-looking statements. The words "expect," "project," "estimate," "predict" and similar expressions are also intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including but not limited to, industry conditions, prices of crude oil and natural gas, foreign exchange and currency fluctuations and other factors discussed herein and in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

ACCOUNTING MATTERS

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

                           PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

      The annual meeting of shareholders of the Company was held in Houston, Texas on May 16, 1996, for the purpose of voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management s solicitation.

      Shareholders approved the Company s Employee Stock Purchase Plan by the following vote:

         Shares voted "For". . . . . . . . . . .  19,235,754
         Shares voted "Against". . . . . . . . .     429,170
         Shares "Abstaining" . . . . . . . . . .      77,638
         Shares not voted. . . . . . . . . . . .   5,091,094

      Shareholders ratified the selection of Coopers & Lybrand L.L.P. as the Company s independent accountants for 1996 by the following vote:

         Shares voted "For". . . . . . . . . . .  19,898,170
         Shares voted "Against". . . . . . . . .      16,974
         Shares "Abstaining" . . . . . . . . . .      30,793
         Shares not voted. . . . . . . . . . . .   4,887,719


Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits

EXHIBIT NO.
- -----------
    15  -  Awareness Letter of Independent Accountants

      (b)  Reports on Form 8-K

      In a Current Report on Form 8-K dated April 30, 1996, the Company reported that the acquisition of Quitral-Co S.A.I.C. had been completed.

      On June 4, 1996, the Company filed an amendment on Form 8-K/A to its Current Report dated April 30, 1996 relating to the acquisition of Quitral-Co. Included in the Form 8-K/A were the required financial statements of Quitral-Co and pro forma financial statements of the Company.
















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


                                        PRIDE PETROLEUM SERVICES, INC.



                                        By:             RAY H. TOLSON
                                            -----------------------------------
                                                       (Ray H. Tolson)
                                            President, Chief Executive Officer
                                                and Chairman of the Board



                                        By:             PAUL A. BRAGG
                                             -----------------------------------
                                                       (Paul A. Bragg)
                                                   Vice President and Chief
                                                       Financial Officer



                                        By:            EARL W. MCNIEL
                                             -----------------------------------
                                                      (Earl W. McNiel)
                                                  Chief Accounting Officer
                                                   and Assistant Secretary

Date:  August 14, 1996