Form 10-Q
period 1996-09-30
PRIDE PETROLEUM SERVICES INC
filed 1996-11-15
CIK 833081

=========================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ____________________________________

                                    FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       or

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.
                                                    Outstanding at
        Class of Common Stock                      November 1, 1996
        ---------------------                      -----------------

               no par                              28,510,156 shares

================================================================================

                       PRIDE PETROLEUM SERVICES, INC.

                                    INDEX


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Consolidated Balance Sheet -
       September 30, 1996 and December 31, 1995. . . . . . . . . . . . .       3
    Consolidated Statement of Operations -
       Three months ended September 30, 1996 and 1995. . . . . . . . . .       4
    Consolidated Statement of Operations -
       Nine months ended September 30, 1996 and 1995 . . . . . . . . . .       5
    Consolidated Statement of Cash Flows -
       Nine months ended September 30, 1996 and 1995 . . . . . . . . . .       6
    Notes to Unaudited Consolidated Financial Statements . . . . . . . .       7
    Report of Independent Accountants. . . . . . . . . . . . . . . . . .      14

  Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . . . .      15

PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .      23

  Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      24





























                         PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
                         PRIDE PETROLEUM SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)
                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1996         1995
                                                        ---------    ---------
                                                       (unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents . . . . . . . . . . . .    $  26,515    $   9,295
   Short-term investments. . . . . . . . . . . . . .          401        2,612
   Trade receivables, net of allowance for doubtful
     accounts of $528 and $426, respectively . . . .       87,268       43,767
   Parts and supplies. . . . . . . . . . . . . . . .       24,065        9,473
   Deferred income taxes . . . . . . . . . . . . . .        2,480        1,518
   Other current assets. . . . . . . . . . . . . . .       15,390        6,488
                                                        ---------    ---------
      Total current assets . . . . . . . . . . . . .      156,119       73,153
                                                        ---------    ---------
PROPERTY AND EQUIPMENT, at cost. . . . . . . . . . .      496,735      296,939
ACCUMULATED DEPRECIATION . . . . . . . . . . . . . .     (134,976)    (118,451)
                                                        ---------    ---------
      Net property and equipment . . . . . . . . . .      361,759      178,488
                                                        ---------    ---------
GOODWILL AND OTHER INTANGIBLES, net. . . . . . . . .        3,254        3,699
OTHER ASSETS . . . . . . . . . . . . . . . . . . . .        8,472        2,265
                                                        ---------    ---------
                                                        $ 529,604    $ 257,605
                                                        =========    =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable. . . . . . . . . . . . . . . . .    $  32,513    $  15,010
   Accrued expenses. . . . . . . . . . . . . . . . .       31,204       16,550
   Current portion of long-term debt . . . . . . . .       32,671       10,291
                                                        ---------    ---------
      Total current liabilities. . . . . . . . . . .       96,388       41,851
                                                        ---------    ---------
OTHER LONG-TERM LIABILITIES. . . . . . . . . . . . .       13,313        4,127
LONG-TERM DEBT, net of current portion . . . . . . .       97,947       61,136
CONVERTIBLE SUBORDINATED DEBENTURES. . . . . . . . .       80,500        --
DEFERRED INCOME TAXES. . . . . . . . . . . . . . . .       48,787       19,252
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
   Common stock, no par value; 40,000,000 shares
     authorized; 28,564,376 and 24,863,072 shares
     issued and 28,510,156 and 24,808,852 shares
     outstanding, respectively . . . . . . . . . . .            1            1
   Paid-in capital . . . . . . . . . . . . . . . . .      142,727       95,751
   Treasury stock, at cost . . . . . . . . . . . . .         (191)        (191)
   Retained earnings . . . . . . . . . . . . . . . .       50,132       35,678
                                                        ---------    ---------
      Total shareholders' equity . . . . . . . . . .      192,669      131,239
                                                        ---------    ---------
                                                        $ 529,604    $ 257,605
                                                        =========    =========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                         PRIDE PETROLEUM SERVICES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)
                                                           THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         ----------------------
                                                           1996         1995
                                                         ---------    ---------

REVENUES. . . . . . . . . . . . . . . . . . . . . . .    $ 115,369    $  67,144
                                                         ---------    ---------

COSTS AND EXPENSES
   Operating costs. . . . . . . . . . . . . . . . . .       80,936       47,828
   Depreciation and amortization. . . . . . . . . . .        8,168        4,368
   Selling, general and administrative. . . . . . . .       14,294        8,311
                                                         ---------    ---------
      Total costs and expenses. . . . . . . . . . . .      103,398       60,507
                                                         ---------    ---------

         Earnings from operations . . . . . . . . . .       11,971        6,637

OTHER INCOME (EXPENSE)
   Other income (expense) . . . . . . . . . . . . . .         (221)       1,612
   Interest income. . . . . . . . . . . . . . . . . .          647          185
   Interest expense . . . . . . . . . . . . . . . . .       (3,178)      (1,782)
                                                         ---------    ---------
      Total other income (expense), net . . . . . . .       (2,752)          15
                                                         ---------    ---------

EARNINGS BEFORE INCOME TAXES. . . . . . . . . . . . .        9,219        6,652

INCOME TAX PROVISION. . . . . . . . . . . . . . . . .        2,340        2,019
                                                         ---------    ---------

NET EARNINGS. . . . . . . . . . . . . . . . . . . . .    $   6,879    $   4,633
                                                         =========    =========

NET EARNINGS PER SHARE:
      Primary . . . . . . . . . . . . . . . . . . . .    $     .23    $     .18
      Fully diluted . . . . . . . . . . . . . . . . .    $     .22    $     .18

WEIGHTED AVERAGE COMMON SHARES AND
  COMMON SHARE EQUIVALENTS OUTSTANDING:
      Primary . . . . . . . . . . . . . . . . . . . .       29,850       25,708
      Fully diluted . . . . . . . . . . . . . . . . .       36,429       25,890


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                         PRIDE PETROLEUM SERVICES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)
                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         ----------------------
                                                           1996         1995
                                                         ---------    ---------

REVENUES. . . . . . . . . . . . . . . . . . . . . . .    $ 283,593    $ 198,512
                                                         ---------    ---------

COSTS AND EXPENSES
   Operating costs. . . . . . . . . . . . . . . . . .      202,796      143,376
   Depreciation and amortization. . . . . . . . . . .       19,987       12,077
   Selling, general and administrative. . . . . . . .       34,120       23,620
                                                         ---------    ---------
      Total costs and expenses. . . . . . . . . . . .      256,903      179,073
                                                         ---------    ---------

         Earnings from operations . . . . . . . . . .       26,690       19,439

OTHER INCOME (EXPENSE)
   Other income . . . . . . . . . . . . . . . . . . .          475        1,640
   Interest income. . . . . . . . . . . . . . . . . .        2,044          577
   Interest expense . . . . . . . . . . . . . . . . .       (9,856)      (4,689)
                                                         ---------    ---------
      Total other expense, net. . . . . . . . . . . .       (7,337)      (2,472)
                                                         ---------    ---------

EARNINGS BEFORE INCOME TAXES. . . . . . . . . . . . .       19,353       16,967

INCOME TAX PROVISION. . . . . . . . . . . . . . . . .        4,899        5,740
                                                         ---------    ---------

NET EARNINGS. . . . . . . . . . . . . . . . . . . . .    $  14,454    $  11,227
                                                         =========    =========

NET EARNINGS PER SHARE:
      Primary . . . . . . . . . . . . . . . . . . . .    $     .52    $     .44
      Fully diluted . . . . . . . . . . . . . . . . .    $     .50    $     .44

WEIGHTED AVERAGE COMMON SHARES AND
  COMMON SHARE EQUIVALENTS OUTSTANDING:
      Primary . . . . . . . . . . . . . . . . . . . .       27,539       25,280
      Fully diluted . . . . . . . . . . . . . . . . .       33,518       25,720


                 The accompanying notes are an integral part of
                     the consolidated financial statements.








                         PRIDE PETROLEUM SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         ----------------------
                                                           1996         1995
                                                         ---------    ---------
OPERATING ACTIVITIES
  Net earnings. . . . . . . . . . . . . . . . . . . .    $  14,454    $  11,227
  Adjustments to reconcile net earnings to net
    cash provided by operating activities -
      Depreciation and amortization . . . . . . . . .       19,987       12,077
      Deferred interest . . . . . . . . . . . . . . .        --           1,947
      Gain on sale of assets. . . . . . . . . . . . .         (412)      (1,597)
      Effect of exchange rates. . . . . . . . . . . .          126            7
      Deferred tax provision. . . . . . . . . . . . .        3,223        1,001
      Changes in assets and liabilities, net of
        effects of acquisitions -
          Trade receivables . . . . . . . . . . . . .       (8,311)      (5,122)
          Parts and supplies. . . . . . . . . . . . .       (1,056)      (2,475)
          Other current assets. . . . . . . . . . . .       (4,797)      (4,759)
          Accounts payable. . . . . . . . . . . . . .       (2,322)       2,988
          Accrued expenses and other. . . . . . . . .       (1,449)       1,141
                                                         ---------    ---------
            Net cash provided by
              operating activities. . . . . . . . . .       19,443       16,435
                                                         ---------    ---------
INVESTING ACTIVITIES
  Purchase of net assets of acquired entities,
    including acquisition costs, less cash acquired .     (106,286)      (1,999)
  Purchases of property and equipment . . . . . . . .      (47,177)     (34,426)
  Proceeds from sales of property and equipment . . .        7,021        6,603
  Proceeds from sales of short-term investments . . .        5,619        1,009
  Purchases of short-term investments . . . . . . . .         (557)       --
  Other . . . . . . . . . . . . . . . . . . . . . . .          (80)        (473)
                                                         ---------    ---------
            Net cash used in investing activities . .     (141,460)     (29,286)
                                                         ---------    ---------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock. . . . . . .       46,976          655
  Proceeds from issuance of convertible
    subordinated debentures . . . . . . . . . . . . .       77,585        --
  Proceeds from debt borrowings . . . . . . . . . . .       62,962       22,682
  Reduction of debt . . . . . . . . . . . . . . . . .      (47,706)      (5,410)
  Other . . . . . . . . . . . . . . . . . . . . . . .         (580)          93
                                                         ---------    ---------
            Net cash provided by financing activities      139,237       18,020
                                                         ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . .       17,220        5,169
CASH AND CASH EQUIVALENTS, beginning of period. . . .        9,295        5,970
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS, end of period. . . . . . .    $  26,515    $  11,139
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

      As of September 30, 1996 and December 31, 1995, the Company had accrued approximately $6,761,000 and $7,249,000, respectively, for estimated claims liabilities, of which $4,349,000 and $3,940,000, respectively, was included in current liabilities and $2,412,000 and $3,309,000, respectively, was included in other long-term liabilities in the accompanying unaudited consolidated balance sheet. As of September 30, 1996, the Company had letters of credit outstanding totaling $8,652,000. These letters of credit principally guarantee the funding of the Company's share of insured claims.



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

      The assets acquired and liabilities assumed in the Quitral-Co acquisition, based on the Company s preliminary purchase price allocation, were as follows:

                                                            ASSETS (LIABILITIES)
                                                            --------------------
                                                               (in thousands)
         Cash and cash equivalents. . . . . . . . . . . . .      $   5,564
         Short-term investments . . . . . . . . . . . . . .          2,851
         Trade receivables. . . . . . . . . . . . . . . . .         35,189
         Parts and supplies . . . . . . . . . . . . . . . .         15,618
         Deferred income taxes. . . . . . . . . . . . . . .          1,300
         Other current assets . . . . . . . . . . . . . . .          3,814
         Property and equipment . . . . . . . . . . . . . .        161,420
         Other assets . . . . . . . . . . . . . . . . . . .              2
         Accounts payable . . . . . . . . . . . . . . . . .        (21,710)
         Accrued expenses . . . . . . . . . . . . . . . . .        (23,462)
         Long-term debt . . . . . . . . . . . . . . . . . .        (13,936)
         Deferred income taxes. . . . . . . . . . . . . . .        (26,650)
                                                                 ---------
                                                                 $ 140,000
                                                                 =========

      Unaudited pro forma results of operations assuming the acquisition of Quitral-Co had occurred on January 1, 1995, are as follows:

                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         ----------------------
                                                           1996         1995
                                                         ---------    ---------
                                                         (in thousands, except
                                                           per share amounts)
      Revenues. . . . . . . . . . . . . . . . . . . . .  $ 346,803    $ 344,435
      Net Earnings. . . . . . . . . . . . . . . . . . .  $  17,167    $  13,042
      Earnings per share -
         Primary. . . . . . . . . . . . . . . . . . . .  $     .62    $     .52
         Fully diluted. . . . . . . . . . . . . . . . .  $     .58    $     .48

      The pro forma results of operations presented above do not purport to be indicative of the results of operations of the Company that might have occurred nor are they indicative of future results.

      In February 1996, the Company acquired substantially all of the assets of another operator in Freer, Texas for aggregate consideration of approximately $1,879,000, consisting of $1,850,000 cash and 4,200 restricted shares of common stock. The assets acquired included seven workover rigs, hauling and anchor trucks and other support assets.

      Each of the acquisitions discussed above was recorded using the purchase method of accounting. The operating results of each acquisition have been included in the Company s consolidated results of operations from the date of acquisition.

4.  DEBT

   LONG-TERM DEBT

      Long-term debt at September 30, 1996 and December 31, 1995 consists of the following:

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1996         1995
                                                        ---------    ---------
                                                            (in thousands)
         Collateralized term loans . . . . . . . . . .  $  41,736    $   5,696
         Limited-recourse collateralized term loans. .     39,812       42,320
         Note payable to sellers . . . . . . . . . . .     26,000        --
         Eximbank notes payable. . . . . . . . . . . .      9,878        --
         Notes payable . . . . . . . . . . . . . . . .      6,047          529
         Acquisition note payable. . . . . . . . . . .      4,175        5,070
         Secured term loans. . . . . . . . . . . . . .      2,970        8,200
         Secured revolver. . . . . . . . . . . . . . .      --           8,850
         Revolving line of credit. . . . . . . . . . .      --             762
                                                        ---------    ---------
                                                          130,618       71,427
         Less: current portion . . . . . . . . . . . .     32,671       10,291
                                                        ---------    ---------
                                                         $ 97,947    $  61,136
                                                        =========    =========

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

      During 1994, the Company entered into long-term financing arrangements with two Japanese trading companies in connection with the construction and operation of two drilling/workover barge rigs. The term loans are
collateralized by the barge rigs and related charter contracts.   The loans are
being repaid from the proceeds of the related charter contracts in equal monthly installments of principal and interest through July 2004. In addition, a portion of contract proceeds is being held in trust to assure that timely payment of future debt service obligations is made. At September 30, 1996, $2,435,000 of such contract proceeds, which amount is included in cash and cash equivalents on the accompanying unaudited consolidated balance sheet, are being held in trust as security for the lenders, and are not presently available for use by the Company.

      In connection with the acquisition of Quitral-Co in April 1996, the Company issued a note payable to the sellers for $30,000,000. The note bears interest at LIBOR plus 2%, payable quarterly, and principal is expected to be repaid in thirty monthly installments.

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

      Notes payable at September 30, 1996 includes financed insurance premiums and other short-term borrowings assumed in connection with the acquisition of Quitral-Co.

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

5.  LEASES

      In April 1996, the Company increased the amount of its equipment leasing facility to $10,800,000, and $5,300,000 of proceeds were received by the Company in connection with the sale and leaseback of a newly-constructed offshore platform rig. Rentals on the April 1996 transaction are $1,083,000 annually.

6.  COMMON STOCK OFFERING

      In July 1996, the Company completed the public sale of 3,450,000 shares of common stock, which resulted in net proceeds to the Company of approximately $45,641,000. Approximately $20,200,000 of such net proceeds were used to repay outstanding indebtedness, approximately $12,000,000 was used to finance the construction of two platform rigs for the Company s offshore fleet and approximately $7,000,000 is being used to fund various capital projects for Quitral-Co, including rig upgrades and expansion of its rig transportation fleet. The balance of the net proceeds is available for general corporate purposes.

7.  INCOME TAXES

      During the first nine months of 1996, the Company has recognized the current tax benefits from the utilization of approximately $5,279,000 of certain foreign net operating loss carryforwards, including $2,425,000 during the third quarter of 1996. The Company had previously provided a valuation allowance for the tax benefits of such foreign net operating loss carryforwards.

8.  Net Earnings Per Share

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

      The following table presents information necessary to calculate fully diluted net earnings per share:

                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                           SEPTEMBER 30,       SEPTEMBER 30,
                                        ------------------  ------------------
                                          1996      1995      1996      1995
                                        --------  --------  --------  --------
                                       (in thousands, except per share amounts)
   Net earnings. . . . . . . . . . . .  $  6,879  $  4,633  $ 14,454  $ 11,227
   Interest on convertible
     subordinated debentures . . . . .     1,331     --        3,624     --
   Income tax effect . . . . . . . . .      (479)    --       (1,304)    --
                                        --------  --------  --------  --------
      Net earnings applicable
        to common stock. . . . . . . .  $  7,731  $  4,633  $ 16,774  $ 11,227
                                        ========  ========  ========  ========
   Weighted average number of
     common shares outstanding . . . .    28,438    24,764    26,116    24,465
   Additional shares assuming
     conversion of:
      Convertible subordinated
        debentures . . . . . . . . . .     6,571     --        5,950     --
      Stock options and warrants . . .     1,420     1,126     1,452     1,255
                                        --------  --------  --------  --------
      Weighted average common shares
        and equivalents outstanding. .    36,429    25,890    33,518    25,720
                                        ========  ========  ========  ========
      Fully diluted net earnings
        per share. . . . . . . . . . .  $    .22  $    .18  $    .50  $    .44
                                        ========  ========  ========  ========

9.  SEGMENT INFORMATION

      The following table sets forth certain consolidated information with respect to the Company and its subsidiaries by operating segment:

                                        DOMESTIC   DOMESTIC   INTER-
                                          LAND     OFFSHORE  NATIONAL   TOTAL
                                        --------   --------  --------  --------
                                                     (in thousands)
THREE MONTHS ENDED SEPTEMBER 30, 1996
Revenues . . . . . . . . . . . . . . .  $ 29,345   $ 14,603  $ 71,421  $115,369
Earnings from operations . . . . . . .     2,339      1,764     7,868    11,971
Identifiable assets. . . . . . . . . .   104,221(1)  64,223   361,160   529,604
Capital expenditures,
  including acquisitions . . . . . . .     1,139      3,267    18,409    22,815
Depreciation and amortization. . . . .     1,446        932     5,790     8,168

THREE MONTHS ENDED SEPTEMBER 30, 1995
Revenues . . . . . . . . . . . . . . .  $ 29,115   $ 11,737  $ 26,292  $ 67,144
Earnings from operations . . . . . . .     1,979      1,440     3,218     6,637
Identifiable assets. . . . . . . . . .    78,514(1)  55,521   122,783   256,818
Capital expenditures,
  including acquisitions . . . . . . .     3,487      3,958     7,590    15,035
Depreciation and amortization. . . . .     1,422        864     2,082     4,368

NINE MONTHS ENDED SEPTEMBER 30, 1996
Revenues . . . . . . . . . . . . . . .  $ 87,290   $ 41,677  $154,626  $283,593
Earnings from operations . . . . . . .     4,260      4,891    17,539    26,690
Identifiable assets. . . . . . . . . .   104,221(1)  64,223   361,160   529,604
Capital expenditures,
  including acquisitions . . . . . . .     4,975     15,120   189,375   209,470
Depreciation and amortization. . . . .     4,264      2,705    13,018    19,987

NINE MONTHS ENDED SEPTEMBER 30, 1995
Revenues . . . . . . . . . . . . . . .  $ 85,990   $ 37,564  $ 74,958  $198,512
Earnings from operations . . . . . . .     4,574      5,074     9,791    19,439
Identifiable assets. . . . . . . . . .    78,514(1)  55,521   122,783   256,818
Capital expenditures,
  including acquisitions . . . . . . .    15,202     12,852    20,349    48,403
Depreciation and amortization. . . . .     4,155      2,274     5,648    12,077
------------
   (1)  Includes corporate working capital.

10.  SUBSEQUENT EVENTS

      In October 1996, the Company acquired all of the outstanding capital stock of Ingeser de Colombia, S.A. ("Ingeser") for aggregate consideration of $5,500,000, consisting of $4,000,000 cash and a contingent note payable to the sellers for $1,500,000. Based on the debt assumed and the working capital position of Ingeser, the transaction was valued at approximately $12,000,000. Ingeser operates seven drilling rigs and six workover rigs in the Republic of Colombia. During the twelve month period ended June 30, 1996, Ingeser generated revenues of approximately $16,000,000. The acquisition of Ingeser will be accounted for as a purchase. Accordingly, the results of operations of Ingeser will be included in the Company s consolidated results of operations from October 30, 1996, the date of the acquisition.

      Also in October 1996, the Company entered into a letter agreement providing for the acquisition of Forasol-Foramer N.V. ("Forasol") for aggregate consideration of approximately $281,000,000. Pursuant to the agreement, the Company will issue .66 common shares and $6.80 cash for each share of Forasol. Based on the debt and working capital of Forasol, the entire transaction value is estimated to be approximately $320,000,000. Forasol is a significant drilling contractor which operates marine and land-based equipment, including semi-submersible, jackup, tender, barge, offshore platform and land-based rigs. During the twelve month period ended June 30, 1996, Forasol generated revenues of approximately $178,000,000. Completion of the transaction is subject to normal conditions, including completion of satisfactory due diligence reviews, negotiation of definitive purchase agreements and necessary shareholder approvals. The letter agreement provides for break-up fees of up to $20,000,000. Management believes that the acquisition will be completed during the first quarter of 1997.

      In November 1996, the Company acquired three land-based drilling rigs and other support assets from another operator in Argentina for $8,200,000 cash.










                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Pride Petroleum Services, Inc.:

      We have reviewed the accompanying consolidated balance sheet of Pride Petroleum Services, Inc. as of September 30, 1996, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, and the related consolidated statement of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


Houston, Texas
November 14, 1996




















Item 2.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations

GENERAL

      The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of Pride Petroleum Services, Inc. (the "Company") as of September 30, 1996 and for the three and nine-month periods ended September 30, 1996 and 1995 included elsewhere herein, and with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

      Since 1993, the Company has entered into a number of transactions that have significantly expanded the Company's operations, including the following:

   o In a series of transactions from mid-1993 through September 1996, the Company acquired established businesses in Argentina, Venezuela and Colombia and deployed 35 rigs from its U.S. land-based fleet to Argentina, Venezuela and Russia.

   o In June 1994, the Company acquired the largest fleet of platform workover rigs, consisting of 22 units, in the Gulf of Mexico. Three additional platform rigs have since been constructed and added to the fleet, one in September 1995, one in April 1996, and one in October 1996, replacing three rigs which were retired from the fleet. An additional new platform rig is presently being built and is expected to be deployed before the end of 1996.

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

   o In March 1995, the Company acquired X-Pert Enterprises, Inc. ("X-Pert"), which operates 35 well servicing rigs in New Mexico.

   o In April 1996, the Company acquired Quitral-Co S.A.I.C. ("Quitral-Co") from Perez Companc S.A., Astra C.A.P.S.A. and other shareholders. Quitral-Co operates 23 drilling and 57 workover rigs in Argentina and 7 drilling and 23 workover rigs in Venezuela. For its fiscal year ended June 30, 1995 and the nine month period ended March 31, 1996, Quitral-Co's consolidated revenues were approximately $175,000,000 and $150,000,000, respectively. The acquisition has been accounted for as a purchase, effective April 30, 1996.

   o In October 1996, the Company acquired Ingeser de Colombia, S.A. ("Ingeser"). Ingeser operates seven drilling rigs and six workover rigs in Colombia. During the twelve month period ended June 30, 1996, Ingeser generated revenues of approximately $16,000,000. The acquisition has been accounted for as a purchase, effective October 30, 1996.

   o In October 1996, the Company entered into a letter agreement providing for the acquisition of Forasol-Foramer N.V. ("Forasol"). Forasol is a significant drilling contractor which operates marine and land-based equipment, including semi-submersible, jackup, tender, barge and platform rigs. During the twelve month period ended June 30, 1996, Forasol generated revenues of approximately $178,000,000. Completion of the transaction is subject to normal conditions, including completion of satisfactory due diligence reviews, negotiation of definitive purchase agreements and necessary shareholder approvals. Management believes that the acquisition can be completed during the first quarter of 1997.

   o In November 1996, the Company acquired three land-based drilling rigs and support assets from another operator in Argentina.

RESULTS OF OPERATIONS

      The following tables set forth selected consolidated financial information of the Company by operating segment for the periods indicated:

                                            THREE MONTHS ENDED SEPTEMBER 30,
                                         -------------------------------------
                                                1996                1995
                                         -----------------   -----------------
                                          (in thousands, except percentages)
Revenues:
   Domestic land. . . . . . . . . . . .  $  29,345    25.4%  $  29,115    43.4%
   Domestic offshore. . . . . . . . . .     14,603    12.7      11,737    17.5
   International. . . . . . . . . . . .     71,421    61.9      26,292    39.1
                                         ---------  ------   ---------  ------
      Total revenues. . . . . . . . . .  $ 115,369   100.0%  $  67,144   100.0%
                                         =========  ======   =========  ======
Earnings from operations:
   Domestic land. . . . . . . . . . . .  $   2,339    19.6%  $   1,979    29.8%
   Domestic offshore. . . . . . . . . .      1,764    14.7       1,440    21.7
   International. . . . . . . . . . . .      7,868    65.7       3,218    48.5
                                         ---------  ------   ---------  ------
      Total earnings from operations. .  $  11,971   100.0%  $   6,637   100.0%
                                         =========  ======   =========  ======

                                             NINE MONTHS ENDED SEPTEMBER 30,
                                         -----------------   -----------------
                                                1996                1995
                                         -----------------   -----------------
                                          (in thousands, except percentages)
Revenues:
   Domestic land. . . . . . . . . . . .  $  87,290    30.8%  $  85,990    43.3%
   Domestic offshore. . . . . . . . . .     41,677    14.7      37,564    18.9
   International. . . . . . . . . . . .    154,626    54.5      74,958    37.8
                                         ---------  ------   ---------  ------
      Total revenues. . . . . . . . . .   $283,593   100.0%  $ 198,512   100.0%
                                         =========  ======   =========  ======
Earnings from operations:
   Domestic land. . . . . . . . . . . .  $   4,260    16.0%  $   4,574    23.5%
   Domestic offshore. . . . . . . . . .      4,891    18.3       5,074    26.1
   International. . . . . . . . . . . .     17,539    65.7       9,791    50.4
                                         ---------  ------   ---------  ------
      Total earnings from operations. .  $  26,690   100.0%  $  19,439   100.0%
                                         =========  ======   =========  ======


   THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED
      SEPTEMBER 30, 1995.

      REVENUES. Revenues for the three months ended September 30, 1996 increased $48,225,000, or 72%, as compared to the corresponding period in 1995. Of this increase, $45,129,000 was a result of expansion of the Company's international operations, including $42,003,000 due to the acquisition of Quitral-Co in April 1996. Revenues attributable to domestic offshore operations increased $2,866,000 due primarily to higher utilization of the Company's offshore platform rigs. Revenues from domestic land-based operations increased $230,000, due to marginally better utilization.

      OPERATING COSTS. Operating costs for the three months ended September 30, 1996 increased $33,108,000, or 69%, as compared to the corresponding period in 1995. Most of this increase was a result of expansion of the Company's international operations, including $29,251,000 due to the acquisition of Quitral-Co, as discussed above. Operating costs attributable to domestic offshore operations increased $2,748,000 due primarily to improved utilization, as discussed above. Operating costs for domestic land operations increased $58,000, due to marginally better utilization.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended September 30, 1996 increased $3,800,000, or 87%, as compared to the corresponding period in 1995, primarily as a result of the Quitral-Co acquisition and additional expansion of the Company's international and domestic offshore assets.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended September 30, 1996 increased $5,983,000, or 72%, as compared to the corresponding period in 1995, primarily due to inclusion of $5,864,000 of such costs for Quitral-Co. As a percentage of revenues, total selling, general and administrative costs remained at 12.4% for the third quarter of 1996 when compared to the third quarter of 1995.

      EARNINGS FROM OPERATIONS. Earnings from operations for the three months ended September 30, 1996 increased by $5,334,000, or 80%, as compared to the corresponding period in 1995. Of this increase, $3,726,000 was attributable to the Quitral-Co acquisition, $924,000 to other expansion of the Company's international operations and $324,000 to improved utilization of the Company's offshore platform rigs. Earnings from domestic land based operations increased by $360,000, due to improved utilization and reduced general and administrative costs for this segment of the Company s business.

      OTHER INCOME (EXPENSE). Other income (expense) for the third quarter of 1996 included net gains from asset sales, foreign exchange transactions and other sources. Other income (expense) for the corresponding 1995 period consisted principally of a gain of $1,049,000 from the insurance recovery relating to a domestic land rig which was destroyed in an explosion and fire and other miscellaneous gains of $563,000 from asset sales, insurance recoveries, foreign exchange transactions and other sources. Interest income increased to $647,000 for the three months ended September 30, 1996 from $185,000 for the corresponding 1995 period due to an increase in cash available for investment. Interest expense for the three months ended September 30, 1996 increased by $1,396,000 over the corresponding 1995 period, as a result of interest accrued on the convertible subordinated debentures and borrowings related to the Quitral-Co acquisition and other additions to property and equipment. During the three months ended September 30, 1996 and 1995, the Company capitalized $1,015,000 and $63,000, respectively, of interest expense in connection with construction projects.

      INCOME TAX PROVISION. The Company's consolidated effective income tax rate for the three months ended September 30, 1996 was approximately 25%, as compared to approximately 30% for the corresponding period in 1995. The decrease is primarily attributable to the recognition in the third quarter of 1996 of current tax benefits from the utilization of approximately $2,425,000 of foreign net operating loss carryforwards. The Company had previously provided a valuation allowance for the tax benefits of such foreign net operating loss carryforwards.

   NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER
      30, 1995.

      REVENUES. Revenues for the nine months ended September 30, 1996 increased $85,081,000, or 43% as compared to the corresponding period in 1995. Of this increase, $79,668,000 was a result of expansion of the Company's international operations, including $72,466,000 due to the acquisition of Quitral-Co in April 1996. Revenues from domestic land operations increased $1,300,000, primarily as a result of the inclusion of operating results of X-Pert (commencing in March 1995) for nine months in the 1996 period as compared to only seven months in the 1995 period. Revenues attributable to domestic offshore operations increased $4,113,000, due primarily to higher utilization of the Company's offshore platform rigs.

      OPERATING COSTS. Operating costs for the nine months ended September 30, 1996 increased $59,420,000, or 41%, as compared to the corresponding period in 1995. Of this increase, $53,962,000 was a result of expansion of the Company s international operations and $1,365,000 was attributable to domestic land operations, principally due to the inclusion of the operating results of X-Pert for the full period. Operating costs related to domestic offshore operations increased $4,093,000, due to higher utilization, as discussed above.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the nine months ended September 30, 1996 increased $7,910,000, or 65%, as compared to the corresponding period of 1995, primarily as a result of the Quitral-Co acquisition and additional expansion of the Company s international and domestic offshore assets.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the nine months ended September 30, 1996 increased $10,500,000, or 44%, as compared to the corresponding period in 1995, primarily due to the inclusion of $8,713,000 of such costs for Quitral-Co. As a percentage of revenues, total selling, general and administrative costs were 12.0% for the first nine months of 1996 as compared to 11.9% for the first nine months of 1995. During the period, the Company incurred certain non-recurring expenses in connection with consolidation of acquired operations with its existing operations in Argentina and Venezuela.

      EARNINGS FROM OPERATIONS. Earnings from operations for the nine months ended September 30, 1996 increased by $7,251,000, or 37%, as compared to the corresponding period in 1995. Of this increase, $6,849,000 was attributable to the Quitral-Co acquisition and $899,000 was attributable to other international expansion. These increases were partially offset by a decrease in income from domestic offshore operations of $183,000 due to moderately lower utilization for the Company s offshore platform rigs during the first quarter of 1996. Earnings from domestic land-based operations decreased by $314,000 due primarily to start-up costs incurred during the latter part of the second quarter of 1996.

      OTHER INCOME (EXPENSE). Other income (expense) for the nine months ended September 30, 1996 included net gains from asset sales, foreign exchange transactions and other sources. Other income (expense) for the corresponding 1995 period consisted principally of a gain of $1,049,000 from the insurance recovery relating to a domestic land rig which was destroyed in an explosion and fire and other miscellaneous gains of $591,000 from asset sales, insurance recoveries, foreign exchange transactions and other sources. Interest income increased to $2,044,000 for the nine months ended September 30, 1996 from $577,000 for the corresponding 1995 period due to an increase in cash available for investment. Interest expense for the nine months ended September 30, 1996 increased by $5,167,000 over the corresponding 1995 period, as a result of interest accrued on the convertible subordinated debentures and borrowings related to the Quitral-Co acquisition and other additions to property and equipment. During the nine months ended September 30, 1996 and 1995, the Company capitalized $1,152,000 and $188,000, respectively, of interest expense in connection with construction projects.

      INCOME TAX PROVISION. The Company's consolidated effective income tax rate for the nine months ended September 30, 1996 was approximately 25%, as compared to approximately 34% for the corresponding period in 1995. The decrease is primarily attributable to the recognition in the first nine months of 1996 of current tax benefits from the utilization of approximately $5,279,000 of foreign net operating loss carryforwards. The Company had previously provided a valuation allowance for the tax benefits of such foreign net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had net working capital of $59,731,000 and $31,302,000 at September 30, 1996 and December 31, 1995, respectively. The Company's current ratio was 1.6 to 1.0 at September 30, 1996 and 1.7 to 1.0 at December 31, 1995. In July 1996, the Company completed the public sale of 3,450,000 shares of common stock, which resulted in net proceeds to the Company of approximately $45,641,000. Approximately $20,200,000 of such net proceeds were used to repay outstanding indebtedness, approximately $12,000,000 was used to finance the construction of two platform rigs for the Company's offshore fleet and approximately $7,000,000 is being used to fund various capital projects for Quitral-Co, including rig upgrades and expansion of its rig transportation fleet. The balance of the net proceeds is available for general corporate purposes. Management believes that the Company's available funds, including cash generated from operations and existing bank credit lines, will be sufficient to fund its normal ongoing capital expenditure, working capital and debt service requirements.

      In October 1996, the Company entered into a letter agreement providing for the acquisition of Forasol for aggregate consideration of approximately $281,000,000. Pursuant to the agreement, the Company will issue .66 shares of common stock and $6.80 cash for each share of Forasol. Based on the debt and working capital of Forasol, the entire transaction value is estimated to be approximately $320,000,000. The letter agreement provides for break-up fees of up to $20,000,000. The Company expects to fund the cash portion of the transaction, approximately $113,000,000, from new medium to long-term debt. The Company is currently evaluating both private and public financing alternatives.

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

      In October 1996, the Company acquired all of the outstanding capital stock of Ingeser for aggregate consideration of $5,500,000, consisting of $4,000,000 cash and a contingent note payable to the sellers for $1,500,000. Based on the debt assumed and the working capital position of Ingeser, the transaction was valued at approximately $12,000,000. In November 1996, the Company acquired three land-based drilling rigs and other support assets from a competitor in Argentina for $8,200,000 cash.

      As of September 30, 1996, the Company had domestic bank commitments providing for guidance lines of credit of $18,000,000, against which letters of credit of $8,652,000 were outstanding. Substantially all of these letters of credit have been issued in favor of the Company's insurance carriers to guarantee payment of the Company's share of insured claims. As of September 30, 1996, the Company had accrued approximately $6,761,000 of claims liabilities, of which $4,349,000 was included in current liabilities and $2,412,000 was included in other long-term liabilities in the unaudited consolidated balance sheet. The Company has estimated the amount and timing of payment of these liabilities based on actuarial studies provided by the insurance carriers and past experience. Due to the nature of the Company's business and the structure of its insurance program, the occurrence of a significant event against which the Company is not fully insured, or a number of lesser events against which the Company is insured, but subject to substantial deductibles, could significantly impact the operating results of the Company for a given period.

      During 1994, the Company entered into long-term financing arrangements with two Japanese trading companies in connection with the construction and operation of two drilling/workover barge rigs. The loans are collateralized by
the barge rigs and related charter contracts.    At September 30, 1996, the
outstanding balance of these loans was $39,812,000. The loans are being repaid from the proceeds of the related charter contracts in equal monthly installments of principal and interest through July 2004. In addition, a portion of the contract proceeds is being held in trust to assure the timely payment of future debt service obligations. At September 30, 1996, $2,435,000 of such contract proceeds are being held in trust as security for the lenders, and are not presently available for use by the Company.

      In connection with the operation, upgrading and expansion of its offshore platform rig fleet, the Company has established credit facilities with a lending institution in the aggregate amount of $30,000,000. As of September 30, 1996, $2,970,000 of secured term loans were outstanding pursuant to this facility.

      During the nine months ended September 30, 1996, the Company spent approximately $15,100,000 on additions to its offshore assets, including: (i) construction of two new state-of-the-art diesel electric platform rigs, (ii) major rig refurbishments and (iii) auxiliary equipment such as top-drive drilling systems and larger capacity pumps and generators, and improved living quarters. The Company is currently constructing an additional platform rig for an estimated cost of $6,000,000. Capital expenditures for offshore assets for the nine months ended September 30, 1995 were approximately $12,800,000.

      In September 1995, the Company entered into an agreement with a financial institution for the sale and leaseback of up to $10,000,000 of equipment to be used in the Company's business. During 1995, the Company received proceeds of $5,500,000 pursuant to this facility relating to the construction of a new platform rig. The Company has annual purchase and lease renewal options at projected future fair market values under the agreement. The lease has been classified as an operating lease for financial statement purposes. Rentals on the initial transaction are $1,167,000 annually. The net book value of the equipment has been removed from the balance sheet and the excess of $483,000 realized on the transaction has been deferred and is being amortized as a reduction of the lease expense over the maximum lease term of five years. In April 1996, the amount of the facility was increased to $10,800,000 and $5,300,000 of proceeds were received by the Company in connection with the sale and leaseback of a second newly-constructed offshore platform rig. Rentals on the second transaction are $1,083,000 annually.

      International rig refurbishment and deployment costs for the nine months ended September 30, 1996 and 1995 were approximately $16,400,000 and $13,700,000, respectively. Capital expenditures related to the completion of the two drilling/workover barge rigs in the first nine months of 1995 were approximately $3,800,000. Other international capital expenditures, excluding acquisition expenditures, for the nine months ended September 30, 1996 and 1995 were approximately $14,600,000 and $2,900,000, respectively. Capital expenditures related to domestic land-based operations for the nine months ended September 30, 1996 and 1995 were approximately $5,000,000 and $15,200,000, respectively, including acquisition expenditures of approximately $1,800,000 and $10,800,000, respectively.

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

      In April 1996, the Venezuelan government removed exchange control restrictions and effectively allowed the bolivar to "float" relative to the U.S. dollar. As a result, the exchange rate for Venezuelan bolivars has declined to approximately 450-500 bolivars per U.S. dollar. The April 1996 devaluation did not have any material impact on the Company's consolidated results of operations. To a large extent, the Company avoided currency translation losses from these recent devaluations of the bolivar by limiting the bolivar component of its Venezuelan contracts. However, if the market rate of exchange for Venezuelan bolivars continues to decline relative to the U.S. dollar, the Company could be susceptible to future translation losses with respect to its Venezuelan operations. The Company intends to continue to monitor developments in this regard and to take such measures as may be practical to limit its exposure to currency translation losses in future periods.

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

    (b)  Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

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

Date: November 14, 1996