Form 10-K405
period 1996-12-31
PRIDE PETROLEUM SERVICES INC
filed 1997-03-31
CIK 833081

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                        COMMISSION FILE NUMBER: 0-16961
                            ------------------------

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

                           COMMON STOCK, NO PAR VALUE
              6 1/4% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2006
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 27, 1997, based on the closing price on the Nasdaq National Market on such date was $727,526,284. (The officers and directors of the registrant are considered affiliates for the purposes of this calculation.)

     The number of shares of the registrant's common stock outstanding on March 27, 1997 was 41,925,137.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held in May 1997 are incorporated by reference into Part III of this report.

================================================================================

                                TABLE OF CONTENTS
                                     PART I
                                                                            PAGE
                                                                           -----
Forward-Looking Statements...............................................      1
Item 1.   Business.......................................................      1
Item 2.   Property.......................................................     10
Item 3.   Legal Proceedings..............................................     13
Item 4.   Submission of Matters to a Vote of Security Holders............     13
Executive Officers of the Registrant.....................................     14

                                     PART II
Item 5.   Market for Registrant's Common Equity and Related Shareholder
           Matters.......................................................     15
Item 6.   Selected Financial Data........................................     16
Item 7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................     17
Item 8.   Financial Statements and Supplementary Data....................     23
Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...........................     46

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant.............     46
Item 11.  Executive Compensation.........................................     46
Item 12.  Security Ownership of Certain Beneficial Owners and
           Management....................................................     46
Item 13.  Certain Relationships and Related Transactions.................     46

                                     PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on
           Form 8-K......................................................     46

                                       (i)

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, included in this Annual Report on Form 10-K that address activities, events or developments that the Company expects, projects, believes or anticipates will or may occur in the future, including such matters as future operating results of Forasol, future capital expenditures and investments in the acquisition and refurbishment of rigs (including the amount and nature thereof), repayment of debt, expansion and other development trends of the contract drilling industry, business strategies, expansion and growth of operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including those discussed herein, general economic and business conditions, prices of crude oil and natural gas, foreign exchange and currency fluctuations, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

     UNLESS THE CONTEXT INDICATES OTHERWISE, REFERENCES IN THIS ANNUAL REPORT ON FORM 10-K TO THE "COMPANY" OR "PRIDE" ARE TO PRIDE PETROLEUM SERVICES, INC.
AND ITS SUBSIDIARIES. THE FOLLOWING DESCRIPTION OF THE BUSINESS AND PROPERTIES OF THE COMPANY GIVES EFFECT TO THE DIVESTITURE OF THE COMPANY'S DOMESTIC LAND-BASED WELL SERVICING OPERATIONS IN FEBRUARY 1997 AND THE ACQUISITION OF THE OPERATING SUBSIDIARIES OF FORASOL-FORAMER N.V. (COLLECTIVELY, "FORASOL") IN MARCH 1997. FORASOL PROVIDES OFFSHORE AND ONSHORE DRILLING, WORKOVER AND ENGINEERING SERVICES PRIMARILY IN LATIN AMERICA, AFRICA AND THE MIDDLE EAST.

GENERAL

     The Company is a leading domestic and international provider of contract drilling and related services, operating both on land and offshore. In recent years, the Company has focused its growth strategy on the higher margin offshore and international drilling and workover markets. Consistent with this strategy, the Company acquired Quitral-Co S.A.I.C. ("Quitral-Co"), the largest drilling and workover contractor in Argentina, in April 1996, and Forasol in March 1997, and divested its domestic land-based well servicing operations in February 1997. These transactions transformed the Company into one of the largest and most diversified drilling contractors in the world. The Company operates a global fleet of 279 rigs, including two semisubmersible rigs, seven tender-assisted rigs, three jackup rigs, five barge rigs, one swamp barge rig, 23 offshore platform rigs, 74 land-based rigs and 164 land-based workover rigs. The significant diversity of the Company's rig fleet enables the Company to provide a broad range of services and to take advantage of market upturns while reducing its exposure to sharp downturns in any particular market sector or geographic region. In June 1997, the Company expects to add 12 mat-supported jackup drilling rigs and the hull of an additional jackup drilling rig to its offshore fleet in the Gulf of Mexico. See "-- Pending Rig Purchase."

     Internationally, the Company has established leading market positions in several operating regions. In Argentina, the Company operates a land-based fleet of 36 drilling rigs and 109 workover rigs. In Venezuela, the Company operates one tender-assisted rig, five barge rigs, three jackup rigs, 12 land-based drilling rigs and 33 land-based workover rigs. In Colombia, the Company operates 19 land-based rigs, including 13 drilling rigs and six workover rigs. In the western and northern regions of Africa and in the Middle East, the Company operates two semisubmersible rigs, five tender-assisted rigs, one swamp barge rig and seven land-based drilling and workover rigs.

     In the Gulf of Mexico, the Company operates a fleet of 23 self-erecting platform rigs, making it the largest contractor of such offshore platform rigs in this market with approximately 45% of available capacity and a fleet approximately twice as large as that of its next largest competitor. See also "-- Pending Rig Purchase."

     Pride is a Louisiana corporation with its principal executive offices located at 1500 City West Blvd., Suite 400, Houston, Texas 77042. Its telephone number at such address is (713) 789-1400.

OPERATIONS

  LATIN AMERICA

     The Company has significant Latin American operations. Through a series of acquisitions and the deployment of underutilized domestic assets, the Company now operates 145 land-based rigs in Argentina; one tender-assisted rig, five barge rigs, three jackup rigs and 45 land-based rigs in Venezuela; 19 land-based rigs in Colombia and one land-based drilling rig in Ecuador. The Company continues to review opportunities to expand in these markets.

     ARGENTINA. In Argentina, the Company currently operates 145 land-based rigs, which the Company believes represent approximately 53% of rigs in the Argentine market. Of these rigs, 36 are drilling rigs and 109 are workover rigs. The Argentine oil production market has experienced improved conditions in recent years as a result of general economic reform, sales of certain state-owned oil fields to private operators and the privatization of the state-owned oil company, the predecessor of YPF Sociedad Anonima ("YPF").
These improved conditions have resulted in additional demand for rig services. Argentine rig operations are generally conducted in remote regions of the country and require substantial fixed infrastructure and operating support costs. The Company believes that its established infrastructure and scale of operations provide it with a competitive advantage in this market.

     VENEZUELA. The Company's land-based fleet in Venezuela currently consists of 45 rigs, of which 12 are drilling rigs and 33 are workover rigs. In recent years, the Venezuelan national oil company has entered into operating service agreements with a number of international oil companies to rehabilitate and develop approximately 80 "marginal" fields. Development of these fields is providing additional demand for rig services in Venezuela. In July 1995, the Venezuelan Congress enacted legislation that created a new mechanism for private sector involvement in the oil and gas industry in that country through production sharing contracts. As of December 1996, eight of Venezuela's largest undeveloped properties had been awarded to multinational oil operators for development through such contracts, and the Venezuelan government has recently identified 20 additional properties for development.

     The Company operates three jackup rigs, five barge rigs and a tender-assisted rig on Lake Maracaibo, Venezuela. Two of the jackup rigs that the Company operates under contracts expiring in 1999 are owned by Maraven S.A. The other jackup rig is owned by the Company and operates under a contract expiring in 1998. In 1995, the Company placed two drilling/workover barge rigs into service on Lake Maracaibo that are working under ten-year contracts for Lagoven, S.A. Through a joint venture in which the Company owns a 62.5% interest, the Company operates two additional barge rigs under contracts expiring at the end of May 1997, at which time the customer has a buyout option for nominal consideration. The Company operates the remaining barge rig and the tender-assisted rig under management contracts with Maraven S.A. that expire in December 1997.

     COLOMBIA. The Company currently operates 13 drilling rigs and six workover rigs in Colombia. The Colombian government has recently enacted policies to encourage oil and gas exploration and production activities and awarded additional properties for development to major international oil operators under production sharing contracts. The Company believes it is well positioned to capitalize on these opportunities in Colombia.

  AFRICA AND THE MIDDLE EAST

     OFFSHORE. The Company's semisubmersible rig NYMPHEA is currently drilling offshore West Africa for Chevron Corp. ("Chevron"). Upon completion of the Chevron contract, the NYMPHEA will be upgraded at an estimated cost of approximately $6 million, after which the rig will be mobilized to Brazil in June 1997 to work under a three-year contract with a one-year renewal option with Petrobras to drill high-pressure, high-temperature wells. The Company's semisubmersible rig SOUTH SEAS DRILLER, which was recently upgraded, is currently operating in Nigeria.

     The Company operates five tender-assisted rigs in Africa and the Middle East, four of which are currently operating in West Africa, a highly consolidated market with only three competitors operating seven tenders, all of which are currently contracted. The Company operates four of its seven tender-assisted rigs in this market. The ALLIGATOR and BARRACUDA are currently contracted through the end of 1997, with two six-months options. Through a joint venture, the Company owns a 12.5% interest in the self-erecting tender AL BARAKA I, which was constructed for $56 million. In addition to its ownership interest, the Company also manages the rig. The CORMORANT is currently under contract through October 1997, with a six-month option. The remaining tender-assisted rig, the ILE DE LA MARTINIQUE, is currently stacked in the United Arab Emirates. The Company operates one swamp barge rig, the BINTANG KALIMANTAN, in Nigeria. This rig is currently contracted through April 1997, with a 12-month option.

     LAND-BASED. The Company operates six land-based drilling rigs and one land-based workover rig in Algeria, Libya and Oman, all of which were acquired in the Forasol transaction.

  GULF OF MEXICO

     In June 1994, the Company commenced operations in the Gulf of Mexico through the acquisition of the largest fleet of offshore self-erecting platform workover rigs in that market. The Company has made substantial capital improvements in this fleet and believes its fleet of 23 platform rigs is one of the most technologically advanced fleets in the industry, which the Company believes has led to higher day rates and increased utilization of these rigs.

  OTHER

     The Company operates one tender-assisted rig in Southeast Asia, two land-based drilling rigs in Pakistan, and three land-based drilling rigs and four workover rigs in Europe. In addition, the Company has two rigs in Russia, both of which are currently stacked.

PENDING RIG PURCHASE

     In February 1997, the Company agreed to purchase 12 mat-supported jackup drilling rigs and the hull of an additional jackup drilling rigs from Noble Drilling Corporation and certain subsidiaries (collectively, "Noble") for $265 million in cash. Nine of the rigs are currently operating in the Gulf of Mexico, one rig is operating offshore West Africa, one is undergoing refurbishment and two (including the rig hull) are stacked awaiting refurbishment. The Company expects to spend at least $20 million to upgrade and complete the two rigs awaiting refurbishment. For the year ended December 31, 1996, the 10 rigs that were operating generated revenues of approximately $68.7 million, at an average operating rate of approximately $20,850 per rig per day. Recent high demand for these types of rigs, which typically work under well-to-well contracts, has resulted in a significant upward trend in day rates, with the average contracted rate exceeding $28,000 per day in March 1997.

     Purchase of these rigs by the Company is subject to certain conditions, including expiration or early termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act and completion by the Company of satisfactory financing arrangements. The closing of the transaction is expected to occur in early June 1997. The Company has placed in escrow a deposit of $20 million, which Noble has the right to retain if the Company fails to secure adequate financing or is otherwise unable to close by June 30, 1997.

SERVICES PROVIDED

  DRILLING SERVICES

     The Company provides contract drilling services to oil and gas exploration and production companies through the use of mobile offshore and land-based drilling rigs. Generally, land-based rigs and offshore platform rigs operate with crews of six to 17 persons while semisubmersible rigs, tender-assisted rigs, jackup rigs and barge rigs operate with crews of 15 to 25 persons. The Company provides the rig and drilling crew and is responsible for the payment of operating and maintenance expenses. Mobilization expenses are generally paid by the customer.

  MAINTENANCE AND WORKOVER SERVICES

     Maintenance services are required on producing oil and natural gas wells to ensure efficient, continuous operation. These services consist of mechanical repairs necessary to maintain production from the well, such as repairing parted sucker rods, replacing defective downhole pumps in an oil well or replacing defective tubing in a gas well. The Company provides the rigs, equipment and crews for these maintenance services, which are performed on both oil and gas wells but which are more often required on oil wells. Many of the Company's rigs also have pumps and tanks that can be used for circulating fluids into and out of the well. Typically, maintenance jobs are performed on a series of wells in geographic proximity to each other, take less than 48 hours per well to complete and require little, if any, revenue-generating equipment other than a rig.

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

     In addition to periodic maintenance, producing oil and natural gas wells occasionally require major repairs or modifications, called "workovers." Workover services include the opening of new producing zones in an existing well, recompletion of a well in which production has declined, drilling out plugs and packers and the conversion of a producing well to an injection well during enhanced recovery operations. These extensive workover operations are normally performed by a well servicing rig with additional specialized accessory equipment, which may include rotary drilling equipment, mud pumps, mud tanks and blowout preventers, depending upon the particular type of workover operation. Most of the Company's rigs are designed and equipped to handle the more complex workover operations. A workover may last from a few days to several weeks.

  ENGINEERING SERVICES

     The Company believes that the engineering and design expertise acquired in the Forasol transaction will become important factors in the growth and success of its business. In Paris, the Company employs a technical staff dedicated to industry research and development and to designing specialized drilling equipment to fill specific customer requirements. The engineering staff has designed and managed the fabrication of seven of the rigs in the offshore rig fleet and a majority of the land-based rigs operated by Forasol. While few new rigs have been built in the offshore industry over the last five years, this staff has supervised the construction of one new tender-assisted rig and designed and managed the construction of two Lake Maracaibo barge rigs, in addition to making modifications to eight other offshore rigs. Forasol's engineering staff is expected to become a strong complement to the Company's turnkey and project management efforts. As a result of the Forasol acquisition, the Company also operates a subsidiary dedicated to reservoir drainage analysis, well engineering and project management for smaller oil fields, which enhances the Company's contract drilling services.

COMPETITION

     Competition in the international markets in which the Company operates is generally limited to companies ranging from large multinational competitors offering a wide range of well servicing and drilling services to smaller, locally owned businesses. The Company believes that it is competitive in terms of pricing, performance, equipment, safety, availability of equipment to meet customer needs and availability of experienced, skilled personnel in those international areas in which it operates. Currently, the Company has strong market positions in the Gulf of Mexico, northern and western Africa, Argentina, Venezuela and Colombia, and believes it is well positioned in the Middle East.

     The Company believes that in the Gulf of Mexico there are approximately 12,000 producing oil and gas wells and that such wells generally require workovers about once every five years to maintain optimal production levels. The market for offshore platform workover rig services is highly competitive, with the Company's two most significant competitors having an aggregate of approximately 19 rigs compared to 23 rigs for the Company.

     In periods of low rig utilization, drilling contracts are generally awarded on a competitive bid basis and, while an operator may consider quality of service and equipment, intense price competition is the primary factor in determining which contractor, among those with suitable rigs, is awarded a job. Certain of the Company's competitors have greater financial resources than the Company, which may enable them to better withstand periods of low utilization, to compete more effectively on the basis of price, to build new rigs or to acquire existing rigs.

CUSTOMERS

     In international markets, the Company works for government-owned oil companies, large multinational oil companies and locally owned independent operators. During 1996, approximately 40% of the revenues from the operations conducted in Argentina by the Company was derived from YPF, the successor to the operations of the former state-owned oil company. Services provided to YPF accounted for approximately 16% of the Company's consolidated revenues for 1996. The remainder of the Company's Argentine customers are large multinational oil companies and locally owned independent operators. In Venezuela, the Company provides services for three subsidiaries of Petroleos de Venezuela, S.A., the state-owned oil company, as well as multinational oil companies. Forasol derived 16%, 30% and 36% of its consolidated revenues during 1996, 1995 and 1994, respectively, from Elf Aquitaine Group. During the year ended December 31, 1996, an additional 15%, 14%, 14% and 10% of Forasol's consolidated revenues were derived from Maraven S.A., Chevron, Shell Oil Company and Total, S.A., respectively. The Company's U.S. customers are predominantly major integrated and large independent operators. One customer, Shell Oil Company, accounted for approximately 22% of revenues from domestic offshore operations during 1996.

CONTRACTS

     The Company's drilling contracts are awarded through competitive bidding or on a negotiated basis. In periods of low rig utilization, contracts are usually awarded through competitive bidding, but during periods of high drilling activity, contracts are usually awarded on a negotiated basis. The contract terms and rates vary depending on competitive conditions, the geographical area, the geological formation to be drilled, the equipment and services to be supplied, the on-site drilling conditions and the anticipated duration of the work to be performed.

     Oil and gas well drilling contracts are carried out on either a dayrate, footage or turnkey basis. Under dayrate contracts, the Company charges the customer a fixed charge per day regardless of the number of days needed to drill the well. In addition, dayrate contracts usually provide for a reduced day rate (or lump sum amount) for mobilizing the rig to the well location and for assembling and dismantling the rig. Under dayrate contracts, the Company ordinarily bears no part of the costs arising from down-hole risks (such as time delays for various reasons, including a stuck or broken drill string or blowouts). Most of the Company's contracts are on a dayrate basis. Other contracts provide for payment on a footage basis, whereby the Company is paid a fixed amount for each foot drilled regardless of the time required or the problems encountered in drilling the well. The Company may also enter into turnkey contracts, whereby it agrees to drill a well to a specific depth for a fixed price and to bear some of the well equipment costs. Compared to dayrate contracts, footage and turnkey contracts involve a higher degree of risk to the Company and, accordingly, normally provide greater profit potential.

     In international markets, contracts generally provide for longer terms than contracts in domestic offshore markets. When contracting abroad, the Company is faced with the risks of currency fluctuation and, in certain cases, exchange controls. Typically, the Company limits these risks by obtaining contracts providing for payment in freely convertible foreign currency or U.S. dollars. To the extent possible, the Company seeks to limit its exposure to potentially devaluating currencies by matching its acceptance thereof to its expense requirements in such local currencies. There can be no assurance that the Company will be able to continue to take such actions in the future, thereby exposing the Company to foreign currency fluctuations which could have a material adverse effect upon its results of operations and financial condition. Currently, foreign exchange in Argentina and Colombia is carried out on a free-market basis. There can be no assurances, however, that the local monetary authorities in these countries will not implement exchange controls in the future. In Venezuela, the government has imposed exchange control policies and has established an official exchange rate relative to the U.S. dollar.

     Since January 1992, currency exchange transactions in Argentina have been governed by the country's Convertibility Law. The Convertibility Law was adopted as the primary fiscal policy of that country's economic reform program and has resulted in a stable currency since its implementation. The Convertibility Law requires the Argentine Central Bank to maintain foreign reserves equivalent to the amount of outstanding domestic currency at a rate of one U.S. dollar to each Argentine peso issued. The law prevents the Argentine Central Bank from printing new money to finance the country's treasury. The Company believes the law provides fiscal and monetary discipline and has served to control inflation by limiting the government's ability to increase the amount of domestic currency in the economy. The Convertibility Law also requires the Argentine Central Bank to sell U.S. dollars to any party who presents Argentine pesos for exchange. Accordingly, the Company has not been subjected to any significant currency exchange risks with respect to its Argentine operations and does not contemplate such risks so long as the Convertibility Law is maintained. Additionally, substantially all of the Company's contracts in Argentina are denominated in U.S. dollars.

     In Venezuela, the government has from time to time imposed exchange control policies and established arbitrary exchange rates for its currency relative to the U.S. dollar. A deterioration in economic conditions in Venezuela resulted in significant devaluation of the Venezuelan bolivar during the first half of 1994, resulting in currency translation losses for the Company during that period. In December 1995, the Venezuelan government further devalued the bolivar. This devaluation did not result in the recognition of any material currency translation gain or loss by the Company. In April 1996, the Venezuelan government removed exchange control restrictions with respect to the bolivar and effectively allowed the bolivar to float relative to the U.S. dollar. As a result, the value of the Venezuelan bolivar has further declined relative to the U.S. dollar, but the Company has not experienced any material currency translation gains or losses. At present, the Company has structured its contracts in Venezuela so that the amount of revenues denominated in local currency does not exceed its expense requirement in bolivars. Such contract terms allow the Company to limit its exposure to potential currency losses in certain circumstances. The Company continues to monitor Venezuelan economic conditions and intends to take such measures as may be practicable to limit its exposure to currency translation losses in future periods resulting from fluctuations in the value of the Venezuelan bolivar relative to the U.S. dollar.

     Currently, foreign exchange in Colombia is carried out on a free-market basis. There can be no assurances, however, that the local monetary authorities in that country will not implement exchange controls in the future. To date, contracts for the Company's operations in Russia have provided for payment in U.S. dollars.

     The Company's contracts with Lagoven for the operation of the two drilling/workover barge rigs on Lake Maracaibo, Venezuela provide for a term that runs through 2004. Rates under the contracts are subject to contractual escalation and are denominated in part in U.S. dollars and in part in local currency. The portion of the rate denominated in U.S. dollars may be paid in local currency based on prevailing exchange rates provided that exchange into U.S. dollars can be readily effected.

SEASONALITY

     In general, the Company's business activities are not significantly affected by seasonal fluctuations. The Company's rigs are located in geographical areas which are not subject to severe weather that would halt operations for prolonged periods.

EMPLOYEES

     The Company currently employs approximately 2,000 salaried employees and approximately 6,400 hourly paid employees. Approximately 800 of the employees are located in the United States and 7,600 are located abroad. Hourly rig crew members constitute the vast majority of employees. None of the Company's U.S. employees are represented by a collective bargaining unit. Many of the Company's international employees are subject to industry-wide labor contracts within their respective countries. Management believes that the Company's employee relations are good.

SEGMENT INFORMATION

     Information with respect to revenues, earnings from operations and identifiable assets attributable to the Company's industry segments and geographic areas of operations for the last three fiscal years is presented in
Note 13 of the Notes to Consolidated Financial Statements included in Part II,
Item 8, of this report.

OTHER CONSIDERATIONS

  INDUSTRY CONDITIONS

     The Company's current business and operations are substantially dependent upon conditions in the oil and gas industry and, specifically, the exploration and production expenditures of oil and gas companies. The demand for contract drilling is directly influenced by oil and gas prices, expectations about future prices, the cost of producing and delivering oil and gas, government regulations, local and international political and economic conditions, including the ability of the Organization of Petroleum Exporting

Countries ("OPEC") to set and maintain production levels and prices, the level of production by non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and gas reserves. There can be no assurance that current levels of exploration and production expenditures of oil and gas companies will be maintained or that demand for the Company's services will reflect the level of such activities.

  INTERNATIONAL OPERATIONS

     A significant portion of the Company's revenues are attributable to international operations. Risks associated with operating in international markets include foreign exchange restrictions and currency fluctuations, foreign taxation, political instability, foreign and domestic monetary and tax policies, expropriation, nationalization, nullification, modification or renegotiation of contracts, war and civil disturbances and other risks that may limit or disrupt markets. Additionally, the ability of the Company to compete in international contract drilling markets may be adversely affected by foreign governmental regulations that favor or require the awarding of such contracts to local contractors, or by regulations requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. Furthermore, the Company's foreign subsidiaries may face governmentally imposed restrictions from time to time on their ability to transfer funds to the Company. No predictions can be made as to what foreign governmental regulations may be applicable to the Company's operations in the future.

     One of the foreign subsidiaries of the Company acquired in the Forasol transaction is currently engaged in drilling operations in Libya, a country subject to sanctions and embargoes imposed by the U.S. Government. Although these sanctions and embargoes do not prohibit such subsidiary from completing its existing contracts or from entering into new contracts to provide drilling services in Libya, they do prohibit the Company and its domestic subsidiaries, as well as employees of the Company's foreign subsidiaries who are U.S. citizens, from participating in or approving any aspect of the business activities in Libya. The Company is unable to predict whether such constraints on its ability to have U.S. persons provide managerial oversight and supervision will adversely affect the financial or operating performance of such business activities.

  OPERATING RISKS AND INSURANCE

     The Company's operations are subject to the many hazards inherent in the oilfield services industry. Contract drilling and well servicing require the use of heavy equipment and exposure to hazardous conditions, which may subject the Company to liability claims by employees, customers and third parties. These hazards can cause personal injury or loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage and suspension of operations. The Company's offshore fleet is also subject to hazards inherent in marine operations, either while on site or during mobilization, such as capsizing, sinking and damage from severe weather conditions. In certain instances, contractual indemnification of customers or others is required of the Company. The Company maintains workers' compensation insurance for its employees and other insurance coverage for normal business risks, including general liability insurance. Although the Company believes its insurance coverages to be adequate and in accordance with industry practice against normal risks in its operations, there can be no assurance that any insurance protection will be sufficient or effective under all circumstances or against all hazards to which the Company may be subject. The occurrence of a significant event against which the Company is not fully insured, or of a number of lesser events against which the Company is insured, but subject to substantial deductibles, could materially and adversely affect the Company's operations and financial condition. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates or on terms it considers reasonable or acceptable.

  RISKS OF ACQUISITION STRATEGY

     The Company has grown through the acquisition of other oilfield services businesses and assets. There can be no assurance, however, that the Company will be able to continue to identify attractive acquisition opportunities, obtain financing for acquisitions on satisfactory terms or successfully acquire identified targets. The ability of the Company to react to acquisition opportunities may be affected by the limitations on its financing flexibility imposed by certain of its current financing agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Part II, Item 7, of this report. Moreover, there can be no assurance that competition for acquisition opportunities in the industry will not escalate, thereby increasing the cost to the Company of making further acquisitions or causing the Company to refrain from making further acquisitions. In addition, no assurance can be given that the Company will be successful in integrating acquired businesses, including Forasol, into its existing operations. Such integration may result in unforeseen operational difficulties or require a disproportionate amount of management's attention. The Company's failure to achieve consolidation savings, to incorporate the acquired businesses and assets into its existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on the Company.

  GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

     Many aspects of the Company's operations are affected by domestic and foreign political developments and are subject to numerous governmental regulations that may relate directly or indirectly to the contract drilling and well servicing industries. The Company's operations routinely involve the handling of waste materials, some of which are classified as hazardous substances. Consequently, the regulations applicable to the Company's operations include those with respect to containment, disposal and controlling the discharge of hazardous oilfield waste and other nonhazardous waste material into the environment, requiring removal and cleanup under certain circumstances, or otherwise relating to the protection of the environment. Laws and regulations protecting the environment have become more stringent in recent years and may in certain circumstances impose strict liability, rendering a party liable for environmental damage without regard to negligence or fault on the part of such party. Such laws and regulations may expose the Company to liability for the conduct of, or conditions caused by, others, or for acts of the Company which were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on the Company. In addition, the modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or development drilling for oil and gas for economic, environmental or other reasons could have a material adverse effect on the Company's operations by limiting future contract drilling opportunities.

ITEM 2.  PROPERTY

     The Company's property consists primarily of drilling rigs, well servicing rigs and ancillary equipment, a majority of which are owned by the Company. Certain rigs are operated by the Company pursuant to joint venture arrangements or operating agreements. The Company owns and operates transport and winch trucks; plugging and cementing units; pumps, generators, power swivels, coiled tubing units and similar ancillary equipment. The Company owns approximately 710 vehicles and leases approximately 60 others. The Company also owns 17 sets of accommodation modules which may be leased to customers to provide temporary living quarters for crews working on offshore platforms, as well as several cranes used for lifting heavy equipment onto the platforms.

     The corporate office in Houston, Texas occupies approximately 20,000 square feet of leased space under a lease that expires in April 1998. In Argentina, the Company leases 4,500 square feet of office space in Buenos Aires and owns five operating bases and leases three others. In Venezuela, the Company leases two operating bases with an office facility at one. In Colombia, the Company leases office space in Bogota and two operating bases. In France, the Company leases approximately 18,000 square feet of office space. Shore-based operations for the Company's offshore platform rig operations are conducted from its owned facility in Houma, Louisiana. The shore facility is located on the intracoastal waterway and provides direct access to the Gulf of Mexico.

  OFFSHORE RIGS

     The following table sets forth, as of March 21, 1997, certain information concerning the Company's offshore rig fleet:

                                 OFFSHORE RIGS

                                                         YEAR       WATER      DRILLING
                                                       BUILT OR     DEPTH       DEPTH
         RIG NAME              RIG TYPE/DESIGN         REBUILT      RATING      RATING         LOCATION          STATUS
---------------------------------------------------    --------     ------     --------     ---------------    -----------
                                                                    (FEET)      (FEET)
SEMISUBMERSIBLE RIGS - 2
  Nymphea                 Third generation               1987       1,500       25,000          Cabinda          Working
  South Seas Driller      Second generation              1977       1,000       20,000          Nigeria        Contracted

TENDER-ASSISTED RIGS - 7
  Alligator               Self-erecting barge            1992         330       20,000          Angola           Working
  Barracuda               Self-erecting barge            1992         330       20,000          Angola           Working
  Cormorant               Self-erecting converted        1996         300       20,000          Angola           Working
                          ship
  Al Baraka I             Self-erecting barge            1994         650       20,000          Cabinda        Contracted
  Ile de Sein             Self-erecting barge            1990         450       16,000         Malaysia          Stacked
  Ile de la Martinique    Converted ship                 1995         400       16,000            UAE            Stacked
  GP-18                   Tender barge                   1985         150       20,000         Venezuela         Working

JACKUP RIGS - 3
  Ile du Levant           Independent leg                1991         270       20,000         Venezuela         Working
                          cantilever
  GP-19                   Independent leg                1987         150       20,000         Venezuela         Working
                          cantilever
  GP-20                   Independent leg                1987         200       20,000         Venezuela         Working
                          cantilever

BARGE RIGS - 6
  Pride I                 Drilling/Workover              1995         150       20,000         Venezuela         Working
  Pride II                Drilling/Workover              1995         150       20,000         Venezuela         Working
  Rig 50                  Maracaibo type barge           1992         150       20,000         Venezuela         Working
  Rig 51                  Maracaibo type barge           1992         150       20,000         Venezuela         Working
  GP-10                   Gusto                          1967         120       20,000         Venezuela         Working
  Bintang Kalimantan      Posted swamp barge             1995          NA       16,000          Nigeria          Working

PLATFORM RIGS - 23
  Rig 11                  Light workover                 1993          NA       10,000      Gulf of Mexico      Available
  Rig 14                  Light workover                 1994          NA       10,000      Gulf of Mexico       Working
  Rig 15                  Light workover                 1994          NA       10,000      Gulf of Mexico      Available
  Rig 30                  Standard workover              1986          NA       15,000      Gulf of Mexico       Stacked
  Rig 80                  Standard workover              1987          NA       15,000      Gulf of Mexico       Stacked
  Rig 100                 Standard workover              1990          NA       15,000      Gulf of Mexico      Available
  Rig 110                 Standard workover              1990          NA       15,000      Gulf of Mexico       Working
  Rig 130                 Standard workover              1991          NA       15,000      Gulf of Mexico      Available
  Rig 170                 Standard workover              1991          NA       15,000      Gulf of Mexico       Working
  Rig 200                 Improved workover              1993          NA       15,000      Gulf of Mexico      Available
  Rig 210                 Improved workover              1996          NA       15,000      Gulf of Mexico       Working
  Rig 220                 Improved workover              1995          NA       15,000      Gulf of Mexico       Working
  Rig 650E                Improved electric              1994          NA       15,000      Gulf of Mexico       Working
                          workover
  Rig 651E                Improved electric              1995          NA       15,000      Gulf of Mexico     Contracted
                          workover
  Rig 653E                Improved electric              1995          NA       15,000      Gulf of Mexico     Contracted
                          workover
  Rig 750E                Heavy electric workover        1992          NA       16,500      Gulf of Mexico       Working
  Rig 751E                Heavy electric workover        1995          NA       16,500      Gulf of Mexico       Working
  Rig 951                 Heavy mechanical workover      1995          NA       18,000      Gulf of Mexico       Working
  Rig 952                 Heavy mechanical workover      1995          NA       18,000      Gulf of Mexico       Working
  Rig 1001E               Heavy electric workover        1995          NA       20,000      Gulf of Mexico       Working
  Rig 1002E               Heavy electric workover        1996          NA       20,000      Gulf of Mexico       Working
  Rig 1003E               Heavy electric workover        1996          NA       20,000      Gulf of Mexico       Working
  Rig 1501E               Heavy electric workover        1996          NA       25,000      Gulf of Mexico       Working

     SEMISUBMERSIBLE RIGS. The Company's two semisubmersible rigs are floating platforms that, by means of a water ballasting system, can be submerged to a predetermined depth so that a substantial portion of the lower hulls, or pontoons, are below the water surface during drilling operations. The rig is "semi-submerged," remaining afloat in a position where the lower hull is about 60 to 80 feet below the water line and the upper deck protrudes well above the surface. This type of rig maintains its position over the well through the use of an anchoring system or computer-controlled thruster system.

     TENDER-ASSISTED RIGS. The Company's seven tender-assisted rigs, four of which are equipped with top-drive drilling systems, are generally non-self-propelled barges, which are moored alongside a platform and contain crew quarters, mud pits, mud pumps and power generation systems. The only equipment on the platform is therefore the derrick equipment set consisting of the substructure, drillfloor, derrick and drawworks. As a result, tender-assisted rigs are less hazardous and allow smaller, less costly platforms to be used for development projects. Self-erecting tenders carry their own derrick equipment set and have a crane capable of erecting the derrick on the platform, thereby eliminating the cost associated with a separate derrick barge and related equipment. Older tenders frequently require the assistance of a derrick barge to erect the derrick equipment set. Four of the Company's tenders are self-erecting converted barges. One of the Company's tender-assisted rigs, the CORMORANT, is a self-erecting converted ship.

     JACKUP RIGS. The three jackup rigs currently operated by the Company are mobile, self-elevating drilling platforms equipped with legs that can be lowered to the ocean or lake floor until a foundation is established to support the drilling platform. The rig legs may have a lower hull or mat attached to the bottom to provide a more stable foundation in soft bottom areas. Independent leg rigs are better suited for harsher or uneven seabed conditions. Jackup rigs are generally subject to a maximum water depth of approximately 350 to 400 feet, while some jackup rigs may drill in water depths as shallow as ten feet. The water depth limit of a particular rig is determined by the length of the rig's legs and the operating environment. Moving a rig from one drill site to another involves lowering the hull down into the water until it is afloat and then jacking up its legs with the hull floating on the surface of the water. The hull is then towed to the new drilling site. A cantilever jackup has a feature that allows the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over a pre-existing platform or structure. Certain cantilever jackup rigs have "skid-off" capability, which allows the derrick equipment to be skidded onto an adjacent platform, thereby increasing the operational capacity of the rig. Slot type jackup rigs are configured for drilling operations to take place through a slot in the hull. Slot type rigs are usually used for exploratory drilling because their configuration makes them difficult to position over existing platforms or structures. Each of the Company's three jackup rigs is an independent leg rig equipped with cantilevers, and one has skid-off capability.

     BARGE RIGS. The Company operates five barge rigs in Lake Maracaibo, Venezuela and one in Nigeria. Rigs operating in these regions are generally barges that have been modified to work in a floating mode with a cantilever feature and a mooring system that enables the rig to operate in waters up to 150 feet deep. In recent years, demand for barge rigs for drilling and workover services in certain international markets, especially Venezuela, has increased.

     PLATFORM RIGS. The Company's 23 platform rigs in the Gulf of Mexico consist of well servicing equipment and machinery arranged in modular packages that are transported to and assembled and installed on fixed offshore platforms owned by the customer. Fixed offshore platforms are steel tower-like structures that stand on the ocean floor, with the top portion, or platform, above the water level, providing the foundation upon which the platform rig is placed. One of the Company's platform rigs is capable of operating at well depths of up to 25,000 feet. In addition to providing workover services offshore, the Company is using its platform rigs to provide an increasing amount of drilling and horizontal reentry services using portable top drives, enhanced pumps and solids control equipment for drilling fluids.

  LAND-BASED RIGS

     The following table sets forth, as of March 21, 1997, certain information concerning the Company's land-based rig fleet:

                                LAND-BASED RIGS

COUNTRY                                 TOTAL       DRILLING       WORKOVER
-------------------------------------   ------      ---------      ---------
LATIN AMERICA - 210
     Argentina.......................     145           36             109
     Venezuela.......................      45           12              33
     Colombia........................      19           13               6
     Ecuador.........................       1            1             --
AFRICA/MIDDLE EAST - 7
     Algeria.........................       3            3             --
     Libya...........................       2            1               1
     Oman............................       2            2             --
OTHER - 11...........................      11            5               6
HELD FOR REDEPLOYMENT - 10
     United States...................      10            1               9
                                        ------          --             ---

          Total Land Rigs............     238           74             164
                                        ======          ==             ===

     A land-based drilling rig consists of engines, drawworks, a mast, pumps to circulate the drilling fluid, blowout preventers, drill string and related equipment. The engines power a rotary table that turns the drill string, causing the drill bit to bore through the subsurface rock layers. Rock cuttings are carried to the surface by the circulating drilling fluid. The intended well depth and the drilling site conditions are the principal factors that determine the size and type of rig most suitable for a particular drilling job.

     A land-based well servicing rig consists of a mobile carrier, engine, drawworks and derrick. The primary function of a well servicing rig is to act as a hoist so that pipe, rods and down-hole equipment can be run into and out of a well. All of the Company's well servicing rigs can be readily moved between well sites and between geographic areas of operations.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is routinely involved in litigation incidental to its business, which often involves claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the existing litigation will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table and descriptions set forth certain information as of March 28, 1997 with respect to the executive officers of the Company. Officers are elected annually by the Board of Directors and serve until their successors are chosen or until their resignation or removal.

        NAME             AGE               POSITION
---------------------   ----  --------------------------------------------------
Ray H. Tolson........    62   Chairman of the Board and Chief Executive Officer
Paul A. Bragg........    41   President and Chief Operating Officer
James W. Allen.......    53   Senior Vice President -- Operations
Gerard Godde.........    54   Senior Vice President -- Forasol Operations
Earl W. McNiel.......    38   Vice President and Chief Financial Officer
Robert W. Randall....    54   Vice President -- General Counsel and Secretary
John O' Leary........    41   Vice President -- International Marketing

     RAY H. TOLSON was elected Chairman of the Board in December 1993. He has served as a director since August 1988 and Chief Executive Officer of the Company and its predecessor since 1975. Mr. Tolson was President of the Company from February 1975 to February 1997.

     PAUL A. BRAGG has been President of the Company since February 1997. He joined the Company in July 1993 as its Vice President and Chief Financial Officer. From 1988 until he joined the Company, Mr. Bragg was an independent business consultant and managed private investments. He previously served as Vice President and Chief Financial Officer of Energy Service Company, Inc., an oilfield services company, from 1983 through 1987.

     JAMES W. ALLEN joined the Company in January 1993 as its Vice
President -- International Operations (Latin America). In February 1996, he was named Senior Vice President -- Operations. He became Senior Vice President of Pride International Ltd. in May 1994. From 1988 through 1992, Mr. Allen was an independent business consultant and managed private investments. From 1984 to 1988, he was Vice President Latin America for Energy Service Company, Inc. Mr. Allen has 28 years of oilfield experience with several different companies.

     GERARD GODDE was named Senior Vice President of the Company in March 1997 in connection with the Forasol transaction. Mr. Godde has served as Senior Vice President and Chief Operating Officer of Forasol since April 1996 and Managing Director of Forasol since 1987. Mr. Godde joined Forasol in 1968 and has been involved with the management of its various offshore and land operations in Africa, the Middle East and North America.

     EARL W. MCNIEL has been Vice President and Chief Financial Officer of the Company since February 1997. He joined the Company in September 1994 as its Chief Accounting Officer. From 1990 to 1994, Mr. McNiel served as Chief Financial Officer of several publicly owned waste management companies. From 1987 to 1990, he was employed by Energy Service Company, Inc. as Manager, Finance.

     ROBERT W. RANDALL has been Vice President and General Counsel of the Company since May 1991. He was elected Secretary of the Company in 1993. Prior to 1991, he was Senior Vice President, General Counsel and Secretary for Tejas Gas Corporation, a natural gas transmission company.

     JOHN O' LEARY was named Vice President -- International Marketing in March 1997 in connection with the Forasol transaction. Mr. O' Leary has been Manager, Marketing and Business Development of Forasol since June 1993, with primary responsibility for worldwide business development. Mr. O' Leary joined Forasol S.A. in August 1985.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock is listed on the Nasdaq National Market under the symbol "PRDE." As of March 28, 1997, there were approximately 2,500 shareholders of record of the Common Stock. The following table sets forth the range of high and low sales prices of the Common Stock on the Nasdaq National Market for the periods shown:

                                                 PRICE
                                           -------------------
                                             HIGH       LOW
                                           --------  ---------

1995
     First Quarter......................   $  7 3/8  $   4 3/4
     Second Quarter.....................      8 3/4      6 1/2
     Third Quarter......................     10 1/2      7 3/8
     Fourth Quarter.....................     11          8
1996
     First Quarter......................   $ 14 3/8  $   9 1/8
     Second Quarter.....................     18         13 5/8
     Third Quarter......................     16 1/4     11 5/8
     Fourth Quarter.....................     23 1/4     13 1/8

     The Company has not paid any cash dividends on the Common Stock since becoming a publicly held corporation in September 1988. The Company currently has a policy of retaining all available earnings for the development and growth of its business and does not anticipate paying dividends on the Common Stock at any time in the foreseeable future. The ability of the Company to pay cash dividends in the future is restricted by the Company's $100 million secured credit facility. The desirability of paying such dividends could also be materially affected by U.S. and foreign tax considerations.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial information as of December 31, 1996 and 1995, and for each of the years in the three-year period ended December 31, 1996, has been derived from the audited consolidated financial statements of the Company included elsewhere herein. This information should be read in conjunction with such consolidated financial statements and the notes thereto. The selected consolidated financial information as of December 31, 1994, 1993 and 1992, and for each of the years in the two-year period ended December 31, 1993, has been derived from audited consolidated financial statements of the Company that are not included herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                               YEAR ENDED DECEMBER 31,
                                -----------------------------------------------------
                                  1992       1993       1994       1995       1996
                                ---------  ---------  ---------  ---------  ---------
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues......................  $ 101,382  $ 127,099  $ 182,336  $ 263,599  $ 407,174
Operating costs...............     83,829    100,305    139,653    187,203    292,599
Depreciation and
  amortization................      5,649      6,407      9,550     16,657     29,065
Selling, general and
  administrative..............     14,076     17,572     25,105     32,418     45,368
                                ---------  ---------  ---------  ---------  ---------
Earnings (loss) from
  operations..................     (2,172)     2,815      8,028     27,321     40,142
Other income (expense)........        813        504        106     (4,898)    (9,323)
                                ---------  ---------  ---------  ---------  ---------
Earnings (loss) before income
  taxes.......................     (1,359)     3,319      8,134     22,423     30,819
Income tax provision
  (benefit)...................       (517)    (2,621)     1,920      7,064      8,091
                                ---------  ---------  ---------  ---------  ---------
Net earnings (loss)(1)........  $    (842) $   5,940  $   6,214  $  15,359  $  22,728
                                =========  =========  =========  =========  =========
Net earnings (loss) per
  share(1)
    Primary...................  $    (.05) $     .36  $     .30  $     .60  $     .81
                                =========  =========  =========  =========  =========
    Fully diluted.............  $    (.05) $     .36  $     .30  $     .60  $     .75
                                =========  =========  =========  =========  =========
Weighted average common shares
  and equivalents outstanding
    Primary...................     16,245     16,487     20,795     25,465     28,198
    Fully diluted.............     16,245     16,487     20,765     25,840     34,719

BALANCE SHEET DATA (AT END OF
  PERIOD):
Working capital...............  $  29,989  $  21,758  $  26,640  $  31,302  $  62,722
Property and equipment, net...     45,084     62,823    139,899    178,488    375,249
Total assets..................     94,842    109,981    205,193    257,605    542,062
Long-term debt, net of current
  portion.....................      3,648        200     42,096     61,136    106,508
Convertible subordinated
  debentures..................     --         --         --         --         80,500
Shareholders' equity..........     61,774     69,126    111,385    131,239    201,797

------------

(1) Net earnings for the year ended December 31, 1993 include $3,835,000 ($0.23 per share) cumulative effect of change in accounting for income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements as of December 31, 1996 and 1995, and for the years ended December 31, 1996, 1995 and 1994, included elsewhere herein.

GENERAL

     The Company's operations and future results have been and will be significantly affected by a series of strategic transactions that have transformed the Company from the second largest provider of land-based workover and related well services in the U.S. into a diversified drilling contractor operating both offshore and onshore in international markets and offshore in the U.S. Gulf of Mexico. With the sale of its domestic land-based well servicing operations in February 1997, the Company has ceased to provide rig services onshore in the U.S. Nevertheless, as a result of its recent acquisition activity, the Company expects to continue to experience revenue growth.

     Domestic drilling and well servicing activity historically has had a significant correlation with changes in oil and gas prices. International drilling and well servicing activity is also affected by fluctuations in oil and gas prices, but historically to a lesser extent than domestic activity. International rig services contracts are typically for terms of one year or more, while domestic contracts are typically for one well or multiple wells. Accordingly, international rig services activities generally are not as sensitive to short-term changes in oil and gas prices as domestic operations.

     Since 1993, the Company has entered into a number of transactions that have significantly expanded its international and domestic offshore operations, including the following:

      o In June 1994, the Company acquired the largest fleet of platform workover rigs, consisting of 22 units, in the Gulf of Mexico. Four additional platform rigs have since been constructed and added to the fleet, replacing three rigs that were retired.

      o In January 1995, the Company commenced operating two drilling/workover barge rigs on Lake Maracaibo, Venezuela. The barge rigs were constructed during 1994 pursuant to ten-year operating contracts entered into with Lagoven, S.A., a subsidiary of the Venezuelan national oil company.

      o In April 1996, the Company acquired Quitral-Co from Perez Companc S.A. and other shareholders. Quitral-Co operated 23 drilling and 57 workover rigs in Argentina and seven drilling and 23 workover rigs in Venezuela. Quitral-Co was combined with the Company's existing land-based operations in those countries. The Company has further expanded international operations by deploying 35 rigs from its former U.S. land-based fleet primarily to Argentina and Venezuela.

      o In October 1996, the Company acquired Ingeser de Colombia, S.A. ("Ingeser"), which operated seven drilling rigs and six workover rigs in Colombia.

      o In November 1996, the Company added three land-based drilling rigs and support assets to its operations in Argentina through the acquisition of the assets of another operator.

      o In February 1997, the Company completed the divestiture of its domestic land-based well servicing operations, which included 407 workover rigs operating in Texas, California, New Mexico and Louisiana, to Dawson Production Services, Inc. for approximately $136 million in cash.

      o In February 1997, the Company agreed to purchase 12 mat-supported jackup drilling rigs and the hull of an additional jackup drilling rig from Noble (the "Noble Rigs"). Nine of the rigs are currently operating in the Gulf of Mexico, one rig is operating offshore West Africa, one is undergoing refurbishment and two (including the rig hull) are stacked awaiting refurbishment.

      o In March 1997, the Company completed the Forasol acquisition, adding two semisubmersible rigs, three jackup rigs, seven tender-assisted rigs, four barge rigs and 29 land-based rigs operating in various locations in Latin America, Europe, the Middle East, West Africa and Asia.

RESULTS OF OPERATIONS

     The following table sets forth selected consolidated financial information of the Company by operating segment for the periods indicated:

                                                   YEAR ENDED DECEMBER 31,
                             -------------------------------------------------------------------
                                     1994                   1995                   1996
                             ---------------------  ---------------------  ---------------------
Revenues:
     Domestic land.........  $   95,860       52.6% $  113,115       42.9% $  117,142       28.8%
     Domestic offshore.....      23,441       12.9      49,595       18.8      57,450       14.1
     International.........      63,035       34.5     100,889       38.3     232,582       57.1
                             ----------  ---------  ----------  ---------  ----------  ---------
          Total revenues...  $  182,336      100.0% $  263,599      100.0% $  407,174      100.0%
                             ==========  =========  ==========  =========  ==========  =========
Earnings from operations:
     Domestic land.........  $    1,184       14.7% $    7,906       28.9% $    7,808       19.5%
     Domestic offshore.....       3,304       41.2       6,785       24.9       6,983       17.4
     International.........       3,540       44.1      12,630       46.2      25,351       63.1
                             ----------  ---------  ----------  ---------  ----------  ---------
          Total earnings
             from
             operations....  $    8,028      100.0% $   27,321      100.0% $   40,142      100.0%
                             ==========  =========  ==========  =========  ==========  =========

  1996 COMPARED WITH 1995

     REVENUES. Revenues for the year ended December 31, 1996 increased $143,575,000, or 54%, as compared to the corresponding period in 1995. Of this increase, $131,693,000 was a result of expansion of the Company's international operations, primarily due to the acquisition of Quitral-Co in April 1996. Revenues from domestic land operations increased $4,027,000, primarily as a result of the inclusion of operating results of X-Pert Enterprises, Inc. ("X-Pert") (the operations of which were sold in February 1997) for twelve months in 1996 as compared to only ten months in 1995. Revenues attributable to domestic offshore operations increased $7,855,000, due primarily to an increased number of the Company's offshore platform rigs working in 1996.

     OPERATING COSTS. Operating costs for the year ended December 31, 1996 increased $105,396,000, or 56%, as compared to the corresponding period in 1995. Of this increase, $93,974,000 was a result of expansion of the Company's international operations and $3,827,000 was attributable to domestic land-based operations, primarily due to the inclusion of the operating results of X-Pert for the full period, which offset a $2,400,000 reduction of workers' compensation expense recorded in the fourth quarter of 1996. Operating costs related to domestic offshore operations increased $7,595,000, due to an increased number of offshore platform rigs working, as discussed above, and a related increase in mobilization costs.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the year ended December 31, 1996 increased $12,408,000, or 74%, as compared to the corresponding period of 1995, primarily as a result of the Quitral-Co acquisition and additional expansion of the Company's international and domestic offshore asset bases.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the year ended December 31, 1996 increased $12,950,000, or 40%, as compared to the corresponding period in 1995, primarily due to the inclusion of such costs for Quitral-Co. During the year ended December 31, 1996, the Company incurred certain nonrecurring expenses in connection with consolidation of acquired operations with its existing operations in Argentina and Venezuela. As a percentage of revenues, total selling, general and administrative costs were 11% for 1996 as compared to 12% for 1995.

     EARNINGS FROM OPERATIONS. Earnings from operations for the year ended December 31, 1996 increased by $12,821,000, or 47%, as compared to the corresponding period in 1995. Of this increase, $12,721,000 was attributable to international expansion, including the Quitral-Co acquisition. Domestic offshore utilization also improved, resulting in a $198,000 increase in earnings from operations. Earnings from domestic land operations were essentially unchanged between 1996 and 1995.

     OTHER INCOME (EXPENSE). Other income (expense) for the year ended December 31, 1996 included net gains from asset sales, foreign exchange transactions and other sources. Other income (expense) for the corresponding 1995 period consisted primarily of miscellaneous gains of $638,000 from asset sales, insurance recoveries, foreign exchange transactions and other sources. Interest income increased to $2,410,000 for the year ended December 31, 1996 from $740,000 for the corresponding period in 1995 due to an increase in cash available for investment. Interest expense for the year ended December 31, 1996 increased by $7,359,000 over the corresponding period in 1995, as a result of interest accrued on the convertible subordinated debentures and borrowings related to the Quitral-Co acquisition and other additions to property and equipment. During the year ended December 31, 1996 and 1995, the Company capitalized $1,915,000 and $250,000, respectively, of interest expense in connection with construction projects.

     INCOME TAX PROVISION. The Company's consolidated effective income tax rate for the year ended December 31, 1996 was approximately 26%, as compared to approximately 32% for the corresponding period in 1995. The decrease was attributable to the increase in foreign income, which is taxed at a lower statutory rate, and the reduction in U.S. income, which is taxed at a higher statutory rate. The decrease was also due to recognition in 1996 of $2,200,000 of foreign net operating loss carryforwards, including net operating loss carryforwards of acquired businesses. The Company had previously provided a valuation allowance for certain foreign net operating loss carryforwards, due to uncertainties regarding the Company's ability to realize such tax benefits.

  1995 COMPARED WITH 1994

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

     OPERATING COSTS. Operating costs for the year ended December 31, 1995 increased $47,550,000, or 34%, as compared to the year ended December 31, 1994. Of this increase, $21,957,000 was attributable to the Company's international operations, due to expansion of those operations, as discussed above, $17,285,000 was attributable to a full year of operations for the Company's offshore operations, and $8,308,000 was attributable to the Company's domestic land-based operations. The Company's domestic land-based operations experienced improved operating margins as a result of extensive cost-cutting efforts, improved safety performance and reduced insurance costs (attributable to both reduced rates and improved claims experience).

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

     EARNINGS FROM OPERATIONS. The Company generated earnings from operations for the year ended December 31, 1995 of $27,321,000. Of this amount, $12,630,000 was generated from international operations, $6,785,000 was generated from domestic offshore operations and $7,906,000 was generated from domestic land-based operations. During 1994, international operations generated earnings from operations of $3,540,000, domestic offshore operations generated earnings from operations of $3,304,000, and domestic land-based operations generated earnings from operations of $1,184,000.

     OTHER INCOME (EXPENSE). Other income (expense) for the year ended December 31, 1995 included miscellaneous gains of $638,000 from asset sales, other insurance recoveries, foreign exchange transactions and other sources. Interest income increased to $740,000 for the year ended December 31, 1995 from $618,000 in 1994 due to an increase in cash available for investment. Interest expense for the year ended December 31, 1995 increased by $6,069,000 from 1994, as a result of borrowings related to the project financing of the Company's two drilling/workover barge rigs, acquisitions and other additions to property and equipment.

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

FORASOL ACQUISITION

     On March 10, 1997, the Company consummated the acquisition of Forasol for aggregate consideration of $285,600,000, consisting of $113,200,000 in cash and 11,099,000 shares of Common Stock valued at $172,400,000. Forasol provides drilling and workover services in more than 15 countries, including substantial operations in Latin America and West Africa, and operates a diverse fleet of offshore rigs, including two semisubmersible rigs, three jackup rigs, seven tender-assisted rigs, four barge rigs and an international fleet of 29 land-based rigs.

     The following table presents summary historical information and other data for Forasol. The summary historical financial information should be read in conjunction with the historical financial statements of Forasol included in other documents filed by the Company with the Securities and Exchange Commission under the Exchange Act.

                                           YEAR ENDED DECEMBER
                                                   31,
                                          ----------------------
                                             1995        1996
                                          ----------  ----------
                                              (IN THOUSANDS)
Net revenues............................  $  171,500  $  199,471
Cost of operations......................     127,491     161,897
                                          ----------  ----------
     Gross margin.......................      44,009      37,574
Depreciation and amortization...........     (20,264)    (23,945)
Selling, general and administrative.....     (17,660)    (18,490)
Other income, net.......................         382       1,148
Interest expense, net...................      (8,783)     (7,738)
                                          ----------  ----------
     Loss before minority interest and
       income taxes.....................      (2,316)    (11,451)
Minority interest.......................      (1,288)        825
Income taxes............................        (409)       (354)
                                          ----------  ----------
     Net loss...........................  $   (4,013) $  (10,980)
                                          ==========  ==========

     Revenues for the year ended December 31, 1996 increased $27,971,000, or 16%, as compared to the corresponding period in 1995. This increase was primarily attributable to a $15,781,000 increase in revenues from jackup rigs and an $8,866,000 increase in revenues from tender-assisted rigs. The increase in revenues from jackup rigs was due to the commencement of integrated services contracts in Venezuela from land-based operations, which began in April 1996. The increase in revenues from tender-assisted rigs was attributable to increased utilization and the addition of two management contracts in Venezuela. Revenues from land-based operations were $67,530,000 for 1996 compared to $67,383,000 for 1995, but such revenues for 1995 included an $8,200,000 early termination fee relating to one of Forasol's ultra-heavy drilling rigs.

     The cost of operations for the year ended December 31, 1996 increased $34,406,000, or 27%, as compared to the corresponding period in 1995. Operating costs for the tender-assisted rigs, the semisubmersible rigs and the jackup rigs increased by an aggregate of $17,437,000 as a result of increased utilization. Although revenues from land-based operations were essentially unchanged in 1996, an increase in activity resulted in increased operating expenses of $8,406,000. This increase was primarily due to the Argentine land-based operations and to a turnkey management contract completed in Algeria. Forasol also experienced increased base costs in Venezuela due to the commencement of several management contracts in that country.

     During 1996, Forasol's two semisubmersible drilling rigs, the NYMPHEA and the SOUTH SEAS DRILLER, worked an aggregate of 435 days at an average day rate of $39,750. The SOUTH SEAS DRILLER recently began work on the first of two term contracts that provide for a minimum of 285 days of work in 1997 and an additional 155 days of work in 1998, exclusive of extending options, at an average day rate of approximately $61,200; separately, the NYMPHEA is scheduled to commence operations in June 1997 under a four-year contract at an initial day rate of $79,370. Based on these new contracts, the SOUTH SEAS DRILLER and the NYMPHEA, on an annualized basis, are expected to generate approximately $34 million of incremental revenue relative to 1996. The Company also expects to realize significant cost savings and synergies as a result of the Forasol acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had net working capital of $62,722,000 and $31,302,000 at December 31, 1996 and 1995, respectively. The Company's current ratio was 1.7 at both December 31, 1996 and December 31, 1995. During 1996, the Company issued to the public $80,500,000 principal amount of convertible subordinated debentures and 3,450,000 shares of Common Stock. Proceeds from these transactions, which aggregated approximately $123,226,000, together with borrowings under existing credit facilities, sale-leaseback arrangements and the Company's internally generated funds, were used primarily to pay the $110,000,000 cash portion of the purchase price for Quitral-Co, to finance the construction of two platform rigs for the Company's offshore fleet in the Gulf of Mexico and for various other capital projects, including rig upgrades and additions to the Company's land-based fleet in Latin America. Two of the Company's drilling/workover barge rigs operating on Lake Maracaibo, Venezuela were financed in 1994 on a long-term project basis with limited recourse to the Company. See generally Notes 4 and 5 of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this report.

     Since the end of 1996, the following transactions have had or are expected to have a material impact on the Company's cash requirements:

      o In February 1997, the Company sold substantially all of the assets used in its domestic land-based well servicing operations for approximately $135,900,000 in cash. The Company's net proceeds from the sale, after payment of taxes, repayment of indebtedness collateralized by certain of the assets sold, prepayment of terminated operating leases and reduction for liabilities transferred, were approximately $82,950,000.

      o In March 1997, the Company completed the acquisition of Forasol for $113,200,000 in cash and 11,099,000 shares of Common Stock. The cash portion of the purchase price was funded out of working capital, including the net proceeds from the sale of the Company's domestic land-based well servicing operations and borrowings of $25,700,000 under the new Credit Facility described below.

      o In February 1997, the Company agreed to purchase the Noble Rigs for $265,000,000 in cash. In addition, the Company expects to spend at least $20 million to upgrade and complete two of the Noble Rigs awaiting refurbishment. The Company expects to complete the purchase of the Noble Rigs in early June 1997 and to finance such purchase from the proceeds from a public offering of debt securities under the "shelf" registration statement described below.

     In March 1997, the Company entered into a senior secured revolving line of credit (the "Credit Facility") with a group of banks under which up to $100 million (including $25 million for letters of credit) is available. Availability under the Credit Facility is limited to a borrowing base based on the value of collateral. Unless the Company secures its obligations by June 6, 1997 with additional offshore or domestic assets with a value of at least $40 million ("Additional Collateral"), the credit line will be reduced to $75 million. The Credit Facility is collateralized by the accounts receivable, inventory and intangibles of the Company and its domestic subsidiaries, two-thirds of the stock of the Company's foreign subsidiaries and the stock of the Company's domestic subsidiaries. The Company's domestic subsidiaries also provide guarantees. The Credit Facility terminates on March 6, 2002 if the Additional Collateral is timely provided; otherwise it terminates on March 6, 2000. The credit line will be reduced by $12.5 million in each of 2000 and 2001.

     The Credit Facility limits the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, enter into mergers and consolidations, pay cash dividends on its capital stock, make acquisitions, sell assets or change its business without prior consent of the lenders. Under the Credit Facility, the Company must maintain certain financial ratios, including
(i) funded debt to pro forma EBITDA, (ii) funded debt to capitalization, (iii) adjusted EBITDA to debt service and (iv) minimum tangible net worth. The proposed acquisition and financing of the Noble Rigs will result in the breach of certain of these covenants. To finance the purchase, therefore, the Company will be required to obtain waivers from the lenders, amend the Credit Facility or repay any amounts outstanding under the Credit Facility.

     In March 1997, the Company borrowed $40,000,000 under the Credit Facility, of which $14,300,000 was used to repay amounts outstanding under the Company's previous credit facility and $25,700,000 was used to partially fund the acquisition of Forasol. Borrowings under the Credit Facility bear interest at a variable rate, currently 7.44%, based on either the prime rate or LIBOR.

     The Company has filed a "shelf" registration statement under the Securities Act pursuant to which it may issue up to $500 million of securities consisting of any combination of debt securities and Common Stock, and has increased the authorized number of shares of Common Stock from 40,000,000 to 100,000,000. It is expected that the purchase of the Noble Rigs will be financed from the proceeds of debt securities issued during the second quarter of 1997 pursuant to such registration statement.

     Management believes that the cash generated from the Company's operations, together with borrowings under the Credit Facility and issuances of securities under its shelf registration statement, will be adequate to fund its normal ongoing capital expenditure, working capital and debt service requirements.

ACCOUNTING MATTERS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128, which is effective for periods ending after December 15, 1997, including interim periods, simplifies the standards for computing earnings per share ("EPS") and replaces the presentation of primary EPS with a presentation of basic EPS. Initial adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations. Early adoption is not permitted.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Pride Petroleum Services, Inc.:

     We have audited the consolidated balance sheet of Pride Petroleum Services, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pride Petroleum Services, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                    COOPERS & LYBRAND L.L.P.

Houston, Texas
March 30, 1997

                         PRIDE PETROLEUM SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                 DECEMBER 31,
                                          --------------------------
                                              1996          1995
                                          ------------  ------------
                 ASSETS
CURRENT ASSETS
     Cash and cash equivalents..........  $     10,310  $      9,295
     Short-term investments.............           460         2,612
     Trade receivables, net of allowance
      for doubtful accounts
       of $292 and $426, respectively...        99,531        43,767
     Parts and supplies.................        27,642         9,473
     Deferred income taxes..............         1,778         1,518
     Other current assets...............        16,686         6,488
                                          ------------  ------------
          Total current assets..........       156,407        73,153
                                          ------------  ------------
PROPERTY AND EQUIPMENT, AT COST.........       514,903       296,939
ACCUMULATED DEPRECIATION................      (139,654)     (118,451)
                                          ------------  ------------
          Net property and equipment....       375,249       178,488
                                          ------------  ------------
GOODWILL AND OTHER INTANGIBLES, net.....         3,134         3,699
OTHER ASSETS............................         7,272         2,265
                                          ------------  ------------
                                          $    542,062  $    257,605
                                          ============  ============

  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable...................  $     32,488  $     15,010
     Accrued expenses...................        25,215        16,550
     Current portion of long-term
      debt..............................        35,982        10,291
                                          ------------  ------------
          Total current liabilities.....        93,685        41,851
                                          ------------  ------------
OTHER LONG-TERM LIABILITIES.............        12,134         4,127
LONG-TERM DEBT, net of current portion..       106,508        61,136
CONVERTIBLE SUBORDINATED DEBENTURES.....        80,500       --
DEFERRED INCOME TAXES...................        47,438        19,252
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
     Common stock, no par value;
      40,000,000 shares authorized;
      28,571,876 and 24,863,072 shares
      issued and 28,517,656 and
      24,808,852 shares outstanding,
      respectively......................             1             1
     Paid-in capital....................       143,581        95,751
     Treasury stock, at cost............          (191)         (191)
     Retained earnings..................        58,406        35,678
                                          ------------  ------------
          Total shareholders' equity....       201,797       131,239
                                          ------------  ------------
                                          $    542,062  $    257,605
                                          ============  ============

   The accompanying notes are an integral part of the consolidated financial statements.

                         PRIDE PETROLEUM SERVICES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               YEAR ENDED DECEMBER 31,
                                          ----------------------------------
                                             1996        1995        1994
                                          ----------  ----------  ----------
REVENUES................................  $  407,174  $  263,599  $  182,336
                                          ----------  ----------  ----------
COSTS AND EXPENSES
     Operating costs....................     292,599     187,203     139,653
     Depreciation and amortization......      29,065      16,657       9,550
     Selling, general and
       administrative...................      45,368      32,418      25,105
                                          ----------  ----------  ----------
          Total costs and expenses......     367,032     236,278     174,308
                                          ----------  ----------  ----------
               Earnings from
                  operations............      40,142      27,321       8,028
OTHER INCOME (EXPENSE)
     Other income (expense).............       1,902         638        (305)
     Interest income....................       2,410         740         618
     Interest expense...................     (13,635)     (6,276)       (207)
                                          ----------  ----------  ----------
               Total other income
                  (expense), net........      (9,323)     (4,898)        106
                                          ----------  ----------  ----------
EARNINGS BEFORE INCOME TAXES............      30,819      22,423       8,134
INCOME TAX PROVISION....................       8,091       7,064       1,920
                                          ----------  ----------  ----------
NET EARNINGS............................  $   22,728  $   15,359  $    6,214
                                          ==========  ==========  ==========
NET EARNINGS PER SHARE
     Primary............................  $      .81  $      .60  $      .30
     Fully diluted......................  $      .75  $      .60  $      .30
WEIGHTED AVERAGE COMMON SHARES AND
  COMMON SHARE EQUIVALENTS OUTSTANDING
     Primary............................      28,198      25,465      20,795
     Fully diluted......................      34,719      25,840      20,765

   The accompanying notes are an integral part of the consolidated financial statements.

                         PRIDE PETROLEUM SERVICES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                            COMMON STOCK                  TREASURY                    TOTAL
                                          ----------------    PAID-IN      STOCK      RETAINED    SHAREHOLDERS'
                                          SHARES    AMOUNT    CAPITAL     AT COST     EARNINGS       EQUITY
                                          ------    ------    --------    --------    --------    -------------
BALANCE -- DECEMBER 31, 1993............  16,321     $  1     $ 55,211     $ (191)    $ 14,105      $  69,126
     Net earnings.......................    --       --          --         --           6,214          6,214
     Issuance of common stock in public
       offering.........................   6,918     --         32,108      --           --            32,108
     Issuance of common stock in
       connection with acquisition......     785     --          3,925      --           --             3,925
     Exercise of stock options..........       4     --              8      --           --                 8
     Tax benefit of non-qualified stock
       options..........................    --       --              4      --           --                 4
                                          ------    ------    --------    --------    --------    -------------
BALANCE -- DECEMBER 31, 1994............  24,028        1       91,256       (191)      20,319        111,385
     Net earnings.......................    --       --          --         --          15,359         15,359
     Issuance of common stock in
       connection with acquisitions.....     525     --          3,279      --           --             3,279
     Exercise of stock options..........     256     --            739      --           --               739
     Tax benefit of non-qualified stock
       options..........................    --       --            477      --           --               477
                                          ------    ------    --------    --------    --------    -------------
BALANCE -- DECEMBER 31, 1995............  24,809        1       95,751       (191)      35,678        131,239
     Net earnings.......................    --       --          --         --          22,728         22,728
     Issuance of common stock in public
       offering.........................   3,450     --         45,641      --           --            45,641
     Issuance of common stock in
       connection with acquisition......       4     --             29      --           --                29
     Exercise of stock options..........     255     --          1,338      --           --             1,338
     Tax benefit of non-qualified stock
       options..........................    --       --            822      --           --               822
                                          ------    ------    --------    --------    --------    -------------
BALANCE -- DECEMBER 31, 1996............  28,518     $  1     $143,581     $ (191)    $ 58,406      $ 201,797
                                          ======    ======    ========    ========    ========    =============

   The accompanying notes are an integral part of the consolidated financial statements.

                         PRIDE PETROLEUM SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                             YEAR ENDED DECEMBER 31,
                                       -----------------------------------
                                           1996         1995       1994
                                       ------------  ----------  ---------
OPERATING ACTIVITIES
     Net earnings....................  $     22,728  $   15,359  $   6,214
     Adjustments to reconcile net
       earnings to net cash provided
       by operating activities --
          Depreciation and
          amortization...............        29,065      16,657      9,550
          Gain on sale of assets.....          (815)     (1,544)      (475)
          Effect of exchange rates...          (437)       (142)       362
          Deferred tax provision.....         5,876       4,602      1,120
          Changes in assets and
          liabilities, net of effects
          of acquisitions --
               Trade receivables.....       (16,438)     (4,493)   (10,106)
               Parts and supplies....        (2,303)     (2,866)    (1,128)
               Other current
               assets................        (2,330)     (1,914)       (31)
               Accounts payable......          (735)        119      1,534
               Accrued expenses and
               other.................       (13,400)      1,391      1,331
                                       ------------  ----------  ---------
                     Net cash
                     provided by
                     operating
                     activities......        21,211      27,169      8,371
                                       ------------  ----------  ---------
INVESTING ACTIVITIES
     Purchase of net assets of
       acquired entities, including
       acquisition costs, less cash
       acquired......................      (119,061)     (8,144)   (22,217)
     Purchases of property and
       equipment.....................       (61,711)    (40,636)   (59,171)
     Proceeds from dispositions of
       property and equipment........        14,438       6,862        908
     Proceeds from sales of
       short-term investments........         6,047       1,250      1,004
     Purchases of short-term
       investments...................        (1,045)       (360)        --
     Other...........................          (733)       (485)        (6)
                                       ------------  ----------  ---------
                     Net cash used in
                       investing
                       activities....      (162,065)    (41,513)   (79,482)
                                       ------------  ----------  ---------
FINANCING ACTIVITIES
     Proceeds from issuance of common
     stock...........................        45,641      --         32,108
     Proceeds from exercise of stock
       options.......................         1,338         739          8
     Proceeds from issuance of
       convertible subordinated
       debentures....................        77,585      --         --
     Proceeds from debt borrowings...        89,362      27,535     39,358
     Reduction of debt...............       (72,066)    (10,410)      (740)
     Other...........................             9        (195)    (1,162)
                                       ------------  ----------  ---------
                     Net cash
                       provided by
                       financing
                       activities....       141,869      17,669     69,572
                                       ------------  ----------  ---------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................         1,015       3,325     (1,539)
CASH AND CASH EQUIVALENTS, beginning
  of period..........................         9,295       5,970      7,509
                                       ------------  ----------  ---------
CASH AND CASH EQUIVALENTS, end of
  period.............................  $     10,310  $    9,295  $   5,970
                                       ============  ==========  =========

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

  SHORT-TERM INVESTMENTS

     Short-term investments include marketable securities, which in the case of debt instruments have maturities in excess of three months but less than one year at the date of purchase, are classified as available for sale, and are carried at the lower of cost or market value. There were no material differences between cost and fair market value at December 31, 1996 or 1995.

  PARTS AND SUPPLIES

     Parts and supplies consist of spare rig parts and supplies held for use in operations and are valued at the lower of weighted average cost or market value.

  PROPERTY AND EQUIPMENT

     Property and equipment are carried at original cost or adjusted net realizable value, as applicable. Major renewals and improvements are capitalized and depreciated over the respective asset's useful life. Maintenance and repair costs are charged to expense as incurred. During the years ended December 31, 1996, 1995, and 1994, maintenance and repair costs included in operating costs were $32,698,000, $20,776,000, and $16,290,000, respectively. When assets are sold or retired, the remaining costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income.

     For financial reporting purposes, depreciation of property and equipment is provided using primarily the straight line method based upon expected useful lives of each class of assets. Estimated useful lives of the assets for financial reporting purposes are as follows:

                                           YEARS
                                           -----
Rigs and rig equipment..................   5-17
Transportation equipment................    3-7
Buildings and improvements..............   10-20
Furniture and fixtures..................     5

     The Company capitalizes interest applicable to the construction of significant additions to property and equipment. In 1996, 1995 and 1994, total interest incurred was $15,550,000, $6,526,000, and $665,000, respectively, of which $1,915,000, $250,000, and $458,000, respectively, was capitalized.

  GOODWILL AND OTHER INTANGIBLES

     Goodwill, totaling $2,453,000 and $2,650,000 at December 31, 1996 and 1995,
respectively, represents the cost in excess of fair value of the net assets of companies acquired and is being amortized over 15 years. Other intangible assets, totaling $681,000 and $1,049,000 at December 31, 1996 and 1995,

                         PRIDE PETROLEUM SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

respectively, represent costs allocated to service contracts, employment contracts, covenants not to compete and client lists acquired in business acquisitions. Other intangible assets are being amortized using the straight line method over their estimated useful lives, which range from three to ten years. Accumulated amortization of goodwill and other intangible assets for the years ended December 31, 1996, 1995, and 1994 amounted to $2,006,000, $1,754,000, and $1,279,000, respectively.

  REVENUE RECOGNITION

     The Company recognizes revenue from domestic land-based well servicing operations as services are performed based upon actual rig hours worked. Revenues from international and offshore well servicing and daywork drilling operations are recognized as services are performed based upon contracted day rates and the number of operating days during the period. Revenues from related operations are recognized in the period in which such services are performed.

  INCOME TAXES

     The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the asset is recovered or the liability is settled.

  FOREIGN CURRENCY TRANSLATION

     The Company accounts for translation of foreign currency in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The Company's Venezuelan operations are in a "highly inflationary" economy resulting in the use of the U.S. dollar as the functional currency. Therefore, certain assets of this operation are translated at historical exchange rates and all translation gains or losses are reflected in the period's results of operations. In Argentina and Colombia, the local currency is considered the functional currency. Translation of Argentine and Colombian assets and liabilities is made at the prevailing exchange rate as of the balance sheet date. Revenues and expenses are translated at the average rate of exchange during the period. In Russia, contracts to date have called for payment and expenses to be in U.S. dollars; therefore, no exchange gain or loss has been applicable.

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

                         PRIDE PETROLEUM SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

2.  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1996 and 1995 consists of the following:

                                                 DECEMBER 31,
                                          --------------------------
                                              1996          1995
                                          ------------  ------------
                                                (IN THOUSANDS)
Land....................................  $      3,462  $      2,458
Equipment...............................       463,907       274,378
Buildings...............................        10,984         6,492
Other...................................           640           471
Construction-in-progress................        35,910        13,140
                                          ------------  ------------
                                               514,903       296,939
Accumulated depreciation................      (139,654)     (118,451)
                                          ------------  ------------
                                          $    375,249  $    178,488
                                          ============  ============

     At December 31, 1996, construction-in-progress included approximately $21,000,000 of costs related to the acquisition or refurbishment of eleven land-based drilling rigs, $5,400,000 of costs related to upgrading the rig fleet and equipment acquired from Quitral-Co S.A.I.C. ("Quitral-Co") and $6,400,000 of costs related to the construction of an offshore platform workover rig. Construction-in-progress as of December 31, 1995 included approximately $5,700,000 of costs related to the acquisition, refurbishment, equipping and deploying to international markets of seven land-based workover rigs and four land-based drilling rigs and approximately $2,500,000 of costs related to the construction of an offshore platform workover rig.

                         PRIDE PETROLEUM SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.  ACQUISITIONS

     In April 1996, the Company acquired all of the outstanding capital stock of Quitral-Co for an aggregate purchase price of $140,000,000, consisting of $110,000,000 in cash and a $30,000,000 installment note payable to the selling shareholders. In connection with the acquisition of Quitral Co, the Company paid a commission of $310,000 to a director of the Company.

     The assets acquired and liabilities assumed in the Quitral-Co acquisition, based on the Company's preliminary purchase price allocation, were as follows:

                                          ASSETS (LIABILITIES)
                                          --------------------
                                             (IN THOUSANDS)
Cash and cash equivalents...............        $  5,564
Short-term investments..................           2,851
Trade receivables.......................          35,189
Parts and supplies......................          15,618
Deferred income taxes...................           1,300
Other current assets....................           3,814
Property and equipment..................         161,420
Other assets............................               2
Accounts payable........................         (21,710)
Accrued expenses........................         (23,462)
Long-term debt..........................         (13,936)
Deferred income taxes...................         (26,650)
                                          --------------------
                                                $140,000
                                          ====================

     Unaudited pro forma results of operations assuming the acquisition of Quitral-Co had occurred on January 1, 1995, are as follows:

                                          YEAR ENDED DECEMBER 31,
                                          ----------------------
                                             1996        1995
                                          ----------  ----------
                                          (IN THOUSANDS, EXCEPT
                                            PER SHARE AMOUNTS)
Revenues................................  $  470,384  $  458,163
Net earnings............................  $   24,759  $   16,378
Earnings per share
     Primary............................  $      .88  $      .64
     Fully diluted......................  $      .80  $      .61

     The pro forma results of operations presented above do not purport to be indicative of the results of operations of the Company that might have occurred nor are they indicative of future results.

     In October 1996, the Company acquired all of the outstanding capital stock of Ingeser de Colombia, S.A. ("Ingeser") for aggregate consideration of $5,500,000, consisting of $4,000,000 cash and a contingent note payable to the sellers for $1,500,000. Based on the debt assumed and the working capital position of Ingeser, the transaction was valued at approximately $12,000,000. Ingeser operates seven drilling rigs and six workover rigs in the Republic of Colombia. In November 1996, the Company acquired three land-based drilling rigs and other support assets from another operator in Argentina for $8,900,000 cash.

     In October 1995, the Company purchased all of the outstanding capital stock of Marlin Colombia Drilling Co., Inc. for cash consideration of approximately $6,000,000.

     In March 1995, the Company acquired all of the outstanding capital stock of X-Pert Enterprises, Inc. for aggregate consideration of approximately $10,000,000, consisting of $3,000,000 cash, a note payable to the selling shareholders in the amount of $5,964,000, and 200,000 shares of the Company's common stock.

                         PRIDE PETROLEUM SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Each of the acquisitions discussed above was recorded using the purchase method of accounting. The operating results of each acquisition have been included in the company's consolidated results of operations from the date of acquisition.

4.  DEBT

  LONG-TERM DEBT

     Long-term debt at December 31, 1996 and 1995 consists of the following:

                                              DECEMBER 31,
                                          ---------------------
                                             1996       1995
                                          ----------  ---------
Collateralized term loans...............  $   46,169  $   5,696
Limited-recourse collateralized term
  loans.................................      38,935     42,320
Note payable to sellers.................      23,000     --
Eximbank notes payable..................       8,900     --
Secured term loan.......................       2,700      8,200
Secured revolver........................       9,946      8,850
Revolving line of credit................       1,630        762
Acquisition note payable................       3,877      5,070
Notes payable...........................       7,333        529
                                          ----------  ---------
                                             142,490     71,427
Less current portion....................      35,982     10,291
                                          ----------  ---------
                                          $  106,508  $  61,136
                                          ==========  =========

     In April 1996, the Company completed two separate financing arrangements with lending institutions pursuant to which it borrowed an aggregate amount of $40,000,000, net of repayment of $5,000,000 of borrowings to one of the lenders. Proceeds from the loans were used to fund a portion of the cash consideration for the acquisition of Quitral-Co, discussed above. In November 1996, the Company borrowed an additional $6,500,000 from one of the lenders. The collateralized term loans bore interest initially at a floating rate of prime plus 1/2% and are repayable in monthly installments of principal and interest over a period of five to six years. In December 1996, the Company elected to convert the interest payable to a fixed rate basis. As a result, the collateralized term loans currently bear interest at fixed rates ranging from 7.95% to 8.50% per annum. The loans are collateralized by substantially all of the Company's domestic offshore rig fleet and ancillary equipment. The loan agreement includes restrictive financial covenants with respect to cash flow coverage and tangible net worth.

     During 1994, the Company entered into long-term financing arrangements with two Japanese trading companies in connection with the construction and operation of two drilling/workover barge rigs. The term loans are collateralized by the barge rigs and related charter contracts. The loans bear interest at a fixed rate of 9.61% and are being repaid from the proceeds of the related charter contracts in equal monthly installments of principal and interest through July 2004. In addition, a portion of contract proceeds is being held in trust to assure that timely payment of future debt service obligations is made. At December 31, 1996, $2,435,000 of such contract proceeds, which amount is included in cash and cash equivalents on the accompanying consolidated balance sheet, are being held in trust as security for the lenders, and are not presently available for use by the Company. The terms of the financing agreements limit the lenders' recourse essentially to the barge rigs, contract proceeds and the assets of the Company's Venezuelan subsidiary. The Company also provided the lenders a limited guaranty with respect to certain political risks. The Company has obtained political risks insurance policies from the Overseas Private Investment Corporation to protect against political risks that could potentially result in payments under the terms of the Company's guaranty.

                         PRIDE PETROLEUM SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In connection with the acquisition of Quitral-Co in April 1996, the Company issued a note payable to the sellers for $30,000,000. The note bears interest at LIBOR (5.46% at December 31, 1996) plus 2%, payable quarterly, and principal is expected to be repaid in 30 monthly installments.

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

     In connection with the acquisition of the assets of Offshore Rigs, L.L.C. in June 1994, the Company's wholly-owned subsidiary, Pride Offshore, Inc. ("Pride Offshore"), entered into a $14,400,000 credit facility with a financial institution. The credit facility consisted of a secured term loan, a secured revolver and a revolving line of credit. In February 1995, the credit facility was amended to, among other things, increase the aggregate borrowing availability under the facility to $30,000,000, reschedule maturities of the loans and revise the interest rates on a portion of the borrowings. Pursuant to the amended credit facility, the amount of the secured term loan was increased to $10,000,000, with two tranches. Tranche A had an initial principal amount of $4,680,000, is repayable in 28 equal monthly principal payments of $90,000 plus interest and one final principal payment of $2,160,000 in June 1997, and bears interest, payable monthly, at a rate of 8% per annum. Tranche B had an initial principal amount of $5,320,000, is repayable in 60 equal monthly principal payments of $88,667 plus interest and bears interest, payable monthly, at a rate of 9.25% per annum. The secured term loan was collateralized by certain of the Company's offshore property and equipment.

     Pursuant to the amended loan agreements, the amount of borrowing availability under the secured revolver is $15,000,000. The secured revolver is to convert in July 1997 to a term loan which is repayable in 60 equal monthly principal payments plus interest. The secured revolver was collateralized by certain of the Company's property and equipment and bears interest, payable monthly, at a variable rate of prime plus 1/2% per annum (totaling 8.75% at December 31, 1996).

     The $5,000,000 revolving line of credit was amended to extend the maturity of such loan to April 30, 1997. The revolving line of credit bears interest, payable monthly, at a variable rate of prime plus 1/2% per annum (totaling 8.75% at December 31, 1996) and was collateralized by substantially all of the accounts receivable of Pride Offshore.

     In March 1997, the secured term loan, the secured revolver and the revolving line of credit were repaid out of the proceeds from a new secured revolving credit facility. See Note 14, "Subsequent Events."

     The Company has unconditionally guaranteed the obligations of Pride Offshore under each of the amended secured term loans, the secured revolver and the revolving line of credit.

     In March 1995, the Company issued a note payable to two individuals in the amount of $5,964,000 as partial consideration for a business acquisition. The note bears interest at the rate of 8.5% per annum and is repayable in quarterly installments through March 2000. The acquisition note is collateralized by certain of the property and equipment of the acquired business.

                         PRIDE PETROLEUM SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Notes payable at December 31, 1996 include $3,300,000 of short-term bank loans, $2,440,000 of financed insurance premiums and a $1,593,000 note payable collateralized by certain support assets.

     Future maturities of long-term debt are as follows:

                                               AMOUNT
                                           --------------
                                           (IN THOUSANDS)
1997....................................      $ 36,986
1998....................................        32,240
1999....................................        20,144
2000....................................        18,541
2001....................................        15,463
Thereafter..............................        19,116

     The Company has obtained bank commitments which provide for guidance lines of credit of $18,000,000. As of December 31, 1996, letters of credit totaling $8,699,000 were outstanding thereunder. Cash and cash equivalents and a portion of accounts receivable have been pledged as collateral pursuant to these credit facilities.

     Based on rates currently available to the Company for debt with similar terms and remaining maturities, the Company believes that the recorded value of long-term debt approximates fair market value at December 31, 1996.

  CONVERTIBLE SUBORDINATED DEBENTURES

     In January 1996, the Company completed the public sale of $80,500,000 principal amount of 6 1/4% convertible subordinated debentures. The debentures, which are due February 15, 2006, are convertible into common stock of the Company at a price of $12.25 per share. The debentures are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 1999, at an initial redemption price of 103.125% of the principal amount and declining to 100% of the principal amount by February 15, 2002. Interest is payable semi-annually on February 15 and August 15 of each year, commencing August 15, 1996. At December 31, 1996, the debentures had a fair value of $145,705,000, based on quoted market prices.

5.  LEASES

     The Company has entered into agreements with a financial institution for the sale and leaseback of up to $22,000,000 of equipment to be used in the Company's business. The Company received proceeds of $10,400,000 and $5,500,000 during 1996 and 1995, respectively, pursuant to these facilities attributable to two offshore platform rigs placed in service in 1996 and one offshore platform rig placed in service in 1995. The Company has purchase and lease renewal options at projected future fair market values under the agreement. The leases have been classified as operating leases for financial statement purposes. The net book value of the equipment has been removed from the balance sheet, and the excess of funding over such net book value of $567,000 has been deferred and is being amortized as a reduction of lease expense over the maximum lease term of five years. Rentals on these transactions total $3,071,000 annually.

                         PRIDE PETROLEUM SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.  INCOME TAXES

     The components of the provision for income taxes were as follows:

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1996       1995       1994
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
United States Federal:
     Current.........................  $    (243) $   1,650  $     410
     Deferred........................      2,762      3,616      1,526
                                       ---------  ---------  ---------
                                           2,519      5,266      1,936
                                       ---------  ---------  ---------
State:
     Current.........................        (14)        89         24
     Deferred........................        203        201         90
                                       ---------  ---------  ---------
                                             189        290        114
                                       ---------  ---------  ---------
Foreign:
     Current.........................      2,466        723        366
     Deferred........................      2,917        785       (496)
                                       ---------  ---------  ---------
                                           5,383      1,508       (130)
                                       ---------  ---------  ---------
          Total income tax
             provision...............  $   8,091  $   7,064  $   1,920
                                       =========  =========  =========

     The difference between the effective federal income tax rate reflected in the income tax provision and the amounts which would be determined by applying the statutory federal tax rate to earnings before income taxes is summarized as follows:

                                              YEAR ENDED DECEMBER 31,
                                          -------------------------------
                                            1996       1995       1994
                                          ---------  ---------  ---------
U.S. statutory rate.....................       34.0%      34.0%      34.0%
Foreign.................................       (8.0)      (7.1)     (14.0)
State and local taxes...................        0.6        1.3        1.4
Other...................................       (0.3)       3.3        2.2
                                          ---------  ---------  ---------
Effective tax rate......................       26.3%      31.5%      23.6%
                                          =========  =========  =========

     The Company's consolidated effective federal income tax rate for the year ended December 31, 1996 decreased to approximately 26% from approximately 32% for the corresponding period in 1995, as a result of the substantial increase of foreign income, which is taxed at a lower statutory rate, and the reduction in U.S. income, which is taxed at a higher statutory rate. Foreign taxes reflect the recognition of $2,200,000 of foreign net operating loss carryforwards, including net operating loss carryforwards of acquired businesses. The Company had recognized a valuation allowance in 1995 and 1996 for certain foreign net operating loss carryforwards due to uncertainties regarding the Company's ability to realize such tax benefits. The change in the valuation allowance reflects the utilization of a portion of such net operating loss carryforwards.

     The domestic and foreign components of earnings before income taxes were as follows:

                                              YEAR ENDED DECEMBER 31,
                                          -------------------------------
                                            1996       1995       1994
                                          ---------  ---------  ---------
                                                  (IN THOUSANDS)
Domestic................................  $   8,076  $  13,302  $   5,178
Foreign.................................     22,743      9,121      2,956
                                          ---------  ---------  ---------
                                          $  30,819  $  22,423  $   8,134
                                          =========  =========  =========

                         PRIDE PETROLEUM SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets as of December 31, 1996 and 1995 were as follows:

                                              DECEMBER 31,
                                          --------------------
                                            1996       1995
                                          ---------  ---------
                                             (IN THOUSANDS)
Deferred tax liabilities:
     Depreciation.......................  $  50,704  $  19,850
     Other..............................      2,085      1,133
                                          ---------  ---------
          Total deferred tax
             liabilities................     52,789     20,983
                                          ---------  ---------
Deferred tax assets:
     Foreign net operating loss
       carryforwards....................     (3,883)    (1,462)
     Insurance claims...................       (461)    (2,236)
     Bad debts..........................       (105)      (153)
     Other..............................     (3,186)    (1,220)
                                          ---------  ---------
          Total deferred tax assets.....     (7,635)    (5,071)
     Valuation allowance for deferred
       tax assets.......................        506      1,822
                                          ---------  ---------
          Net deferred tax assets.......     (7,129)    (3,249)
                                          ---------  ---------
Net deferred tax liability..............  $  45,660  $  17,734
                                          =========  =========

     Applicable U.S. income taxes have not been provided on approximately $27,700,000 of undistributed earnings of the Company's foreign subsidiaries. The Company considers such earnings to be permanently invested outside the U.S. These earnings could be subject to U.S. income tax if distributed to the Company as dividends or otherwise. The Company anticipates that foreign tax credits would substantially reduce the amount of U.S. income tax that would be payable if these earnings were to be repatriated.

                         PRIDE PETROLEUM SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  NET EARNINGS PER SHARE

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

     The following table presents information necessary to calculate fully diluted net earnings per share:

                                              YEAR ENDED DECEMBER 31,
                                          -------------------------------
                                            1996       1995       1994
                                          ---------  ---------  ---------
                                          (IN THOUSANDS, EXCEPT PER SHARE
                                                     AMOUNTS)
Net earnings............................  $  22,728  $  15,359  $   6,214
Interest on convertible subordinated
  debentures............................      4,955     --         --
Income tax effect.......................     (1,784)    --         --
                                          ---------  ---------  ---------
          Net earnings applicable to
             common stock...............  $  25,899  $  15,359  $   6,214
                                          =========  =========  =========
Weighted average number of common shares
  outstanding...........................     26,719     24,551     20,418
Additional shares assuming conversion
  of:
     Convertible subordinated
       debentures.......................      6,106     --         --
     Stock options and warrants.........      1,894      1,289        347
                                          ---------  ---------  ---------
          Weighted average common shares
             and equivalents outstanding     34,719     25,840     20,765
                                          =========  =========  =========
          Fully diluted net earnings per
             share......................  $     .75  $     .60  $     .30
                                          =========  =========  =========

8.  EMPLOYEE BENEFITS

     The Company has a salary deferral plan covering its employees whereby employees may elect to contribute up to 15% of their annual compensation. The Company may at its discretion make matching contributions with respect to an employee's salary contribution of up to $1,000 or 6% of compensation, whichever is less. The Company made matching contributions to the plan for the years ended December 31, 1996, 1995, and 1994 totaling $219,000, $229,000 and $150,000, respectively.

     In 1993, the Company established a deferred compensation plan providing officers and key employees with the opportunity to participate in an unfunded deferred compensation program titled the "401(k) Restoration Plan." The 401(k) Restoration Plan is a non-qualified plan which allows certain employees to defer up to 100% of base compensation and bonuses earned.

9.  SHAREHOLDERS' EQUITY

  COMMON STOCK

     In July 1996, the Company completed the public sale of 3,450,000 shares of common stock, which resulted in net proceeds to the Company of approximately $45,641,000. Approximately $20,200,000 of such net proceeds was used to repay outstanding indebtedness, approximately $12,000,000 was used to finance the construction of two platform rigs for the Company's offshore fleet and approximately $7,000,000 was used to fund various capital projects for Quitral-Co, including rig upgrades and expansion

                         PRIDE PETROLEUM SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of its rig transportation fleet. The balance of the net proceeds, $6,441,000, was used for general working capital needs of the Company.

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

  STOCK OPTION PLANS

     The Company has a Long-Term Incentive Plan which provides for the granting or awarding of stock options, restricted stock, stock appreciation rights and stock indemnification rights to officers and other key employees. The number of shares authorized and reserved for issuance under the Long-Term Incentive Plan is limited to 13% of total issued and outstanding shares, subject to adjustment in the event of certain changes in the Company's corporate structure or capital stock. Stock options may be exercised in whole or in part beginning six months from the date of grant and expire ten years from the date of grant. The stock options also expire 60 days after termination of employment or one year after retirement, total disability or death of an employee.

     In 1993, the shareholders of the Company approved and ratified the 1993 Directors' Stock Option Plan. The purpose of the plan is to afford the Company's directors who are not full-time employees of the Company or any subsidiary of the Company an opportunity to acquire a greater proprietary interest in the Company. A maximum of 200,000 shares of the Company's common stock are to be available for purchase upon the exercise of options granted pursuant to the 1993 Directors' Stock Option Plan. The exercise price of options is the fair market value per share on the date the option is granted. Directors'stock options vest over two years at the rate of 50% per year and expire ten years from the date of grant.

                         PRIDE PETROLEUM SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Stock option transactions pursuant to the Long-Term Incentive Plan and the 1993 Directors' Stock Option Plan (the "Plans") for the last three years are summarized as follows:

                               LONG-TERM INCENTIVE PLAN         1993 DIRECTORS' PLAN
                            ------------------------------   ---------------------------
                                  PRICE          SHARES           PRICE         SHARES
                            -----------------  -----------   ----------------  ---------
Outstanding at December
  31, 1993...............                        1,154,850                        40,000
     Granted.............         $5.25            775,000        $5.00           12,000
     Exercised...........         $2.25             (3,500)         --            --
     Forfeited...........          --              --         $4.25 - $5.00      (13,000)
                                               -----------                     ---------
Outstanding at December
  31, 1994...............                        1,926,350                        39,000
     Granted.............        $6.875            483,000   $8.375 - $9.125      19,000
     Exercised...........    $2.25 - $6.875       (256,000)         --            --
     Forfeited...........          --              --               --            --
                                               -----------                     ---------
Outstanding at December
  31, 1995...............                        2,153,350                        58,000
     Granted.............   $9.125 - $14.125       924,000       $17.875          12,000
     Exercised...........    $2.25 - $6.875       (255,200)         --            --
     Forfeited...........          --              --               --            --
                                               -----------                     ---------
Outstanding at December
  31, 1996...............                        2,822,150                        70,000
                                               ===========                     =========
Exercisable at December
  31, 1996...............                        2,212,816                        43,500
                                               ===========                     =========

     In October 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which is effective for the Company's fiscal year beginning January 1, 1996.

     SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans and include the cost in the income statement as compensation expense. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No.
25, "Accounting for Stock Issued to Employees." The Company accounts for compensation cost for stock option plans in accordance with APB Opinion No. 25.

     The weighted average fair values per share of options granted during the years 1996 and 1995 were $5.12 and $3.05, respectively. The fair values were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0.00%; volatility of 37.02%; risk free rate of interest ranging from 5.27% to 6.96%; and an expected term of five years.

     The following table summarizes information on stock options outstanding and exercisable at December 31, 1996 pursuant to the Plans:

                                 OPTIONS OUTSTANDING
                     -------------------------------------------
                                    WGTD. AVG.                           OPTIONS EXERCISABLE
                                    REMAINING                       -----------------------------
     RANGE OF          SHARES         CONTR.        WGTD. AVG.        SHARES         WGTD. AVG.
 EXERCISE PRICES     OUTSTANDING       LIFE       EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
------------------   -----------    ----------    --------------    -----------    --------------
$2.25 - $5.00.....      560,900        3.26           $ 3.06            560,900        $ 3.06
$5.01 - $7.00.....    1,376,250        7.29           $ 5.76          1,376,250        $ 5.64
$7.01 - $17.875...      955,000        9.39           $11.95            319,166        $11.82
                     -----------    ----------    --------------    -----------    --------------
$2.25 - $17.875...    2,892,150        7.18           $ 7.28          2,256,316        $ 5.95

                         PRIDE PETROLEUM SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     If the fair value based method of accounting prescribed by SFAS No. 123 had been applied, the Company's net income and earnings per share would approximate the pro forma amounts indicated below. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

                                          YEAR ENDED DECEMBER
                                                  31,
                                          --------------------
                                            1996       1995
                                          ---------  ---------
                                             (IN THOUSANDS,
                                            EXCEPT PER SHARE
                                                AMOUNTS)
Net earnings............................  $  20,673  $  14,861
Net earnings per share
     Primary............................  $     .73  $     .58
     Fully diluted......................  $     .69  $     .58

10.  COMMITMENTS AND CONTINGENCIES

     The Company is routinely involved in litigation incidental to its business, which often involves claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the existing litigation will have any material adverse effect on the Company's financial position or results of operations.

     The Company is self-insured with respect to physical damage or loss to its domestic vehicles, land rigs (except for thirteen of its largest domestic land rigs) and other equipment. Thirteen of the Company's largest domestic land rigs and all of the Company's international land rigs are insured, with deductibles of generally $25,000 per occurrence. Nineteen of the Company's 23 offshore platform rigs and all of its barge rigs are insured with deductibles of $50,000 and $150,000, respectively. Presently, the Company has insurance deductibles of $250,000 per occurrence for domestic workers' compensation claims, $100,000 per occurrence for domestic automobile liability claims, and $100,000 for general liability claims. The Company further limits its exposure by maintaining an accident and health insurance policy with respect to its domestic employees with a deductible of $10,000 per occurrence. Coverages with respect to foreign operations for workers' compensation and automobile claims are subject to deductibles of generally $40,000 to $100,000 per occurrence.

     As of December 31, 1996 and 1995, the Company had accrued approximately $4,853,000 and $7,249,000, respectively, for estimated claims liabilities, of which $3,713,000 and $3,940,000, respectively, was included in current liabilities and $1,140,000 and $3,309,000, respectively, was included in other long-term liabilities in the accompanying consolidated balance sheet. As of December 31, 1996, the Company had letters of credit outstanding totaling $8,699,000. These letters of credit principally guarantee the funding of the Company's share of insured claims. During 1996 and 1995, the Company experienced a decline in the number and severity of workers' compensation claims relating to domestic land-based operations and at the same time experienced a substantial increase in the number of such claims covered under various insurance policies. As a result, the Company overestimated the self-insured portion of its claims liabilities during those periods. Accordingly, during the fourth quarter of 1996, the Company recorded a change in estimate of $2,400,000 to reduce the workers' compensation liability and operating costs.

     Two of the Company's domestic land rigs were destroyed in separate incidents in June 1996 and July 1995. The damaged rigs were covered by insurance and the Company received net insurance proceeds, after repurchasing the salvage, of $1,231,000 and $1,094,000 in 1996 and 1995, respectively. The Company recognized gains from insurance recoveries of $1,085,000 and $1,049,000, respectively, which are included as a reduction in operating costs in the accompanying consolidated statement of operations.

                         PRIDE PETROLEUM SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Rental expense for equipment, vehicles and various facilities of the Company for the years ended December 31, 1996, 1995, and 1994 was $19,449,000, $9,503,000 and $7,987,000, respectively. As of December 31, 1996, future minimum lease payments for operating leases having initial or remaining noncancelable lease terms longer than one year are as follows: $227,000 in 1997; $75,000 in 1998; and none thereafter. The Company leases vehicles used in its domestic operations under revolving master leases. These master leases were paid off in connection with the sale of the Company's domestic land-based well servicing operations in March 1997 (see Note 14, "Subsequent Events"). Vehicle lease expense included in the above rental expense for the years ended December 31, 1996, 1995, and 1994 was $2,297,000, $2,218,000 and $2,134,000, respectively.

11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Summarized quarterly financial data for 1996 and 1995 are as follows:

                                         FIRST      SECOND      THIRD       FOURTH
                                        QUARTER    QUARTER     QUARTER     QUARTER
                                       ---------  ----------  ----------  ----------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
         1996
Revenues.............................  $  66,235  $  101,989  $  115,369  $  123,581
Earnings from operations.............      5,358       9,361      11,971      13,452(1)
Net earnings.........................      2,780       4,795       6,879       8,274(1)
Net earnings per share
     Primary.........................        .11         .18         .23         .27
     Fully diluted...................        .11         .17         .22         .25
Weighted average common shares and
  equivalents outstanding
     Primary.........................     26,094      26,583      29,850      30,135
     Fully diluted...................     31,051      33,052      36,429      37,087
         1995
Revenues.............................  $  62,512  $   68,856  $   67,144  $   65,087
Earnings from operations.............      5,721       7,081       6,637       6,833
Net earnings.........................      3,012       3,582       4,633       4,132
Net earnings per share...............        .12         .14         .18         .16
Weighted average common shares and
  equivalents outstanding............     24,675      25,496      25,708      25,893

------------

(1) Includes a $2,400,000 ($1,536,000 after tax) reduction of expense due to a change in estimate for insurance expense. See Note 10.

12.  SUPPLEMENTAL FINANCIAL INFORMATION

  OTHER CURRENT ASSETS

     Other current assets at December 31, 1996 and 1995 consists of the following:

                                           DECEMBER 31,
                                       --------------------
                                         1996       1995
                                       ---------  ---------
                                          (IN THOUSANDS)
Other receivables....................  $   7,743  $   1,937
Prepaid expenses.....................      8,943      4,551
                                       ---------  ---------
                                       $  16,686  $   6,488
                                       =========  =========

                         PRIDE PETROLEUM SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  ACCRUED EXPENSES

     Accrued expenses at December 31, 1996 and 1995 consists of the following:

                                           DECEMBER 31,
                                       --------------------
                                         1996       1995
                                       ---------  ---------
                                          (IN THOUSANDS)
Insurance (excluding the long-term
  portion of $1,140 and $3,309,
  respectively)......................  $   3,713  $   3,940
Payroll..............................      7,019      6,318
Taxes, other than income.............      8,826      4,186
Foreign social benefits and
  vacation...........................      3,073        900
Other................................      2,584      1,206
                                       ---------  ---------
                                       $  25,215  $  16,550
                                       =========  =========

  OTHER LONG-TERM LIABILITIES

     Other long-term liabilities at December 31, 1996 and 1995 consists of the following:

                                           DECEMBER 31,
                                       --------------------
                                         1996       1995
                                       ---------  ---------
                                          (IN THOUSANDS)
Foreign social benefits..............  $   9,502  $  --
Insurance............................      1,140      3,309
Deferred compensation................      1,142        456
Deferred lease benefit...............        350        362
                                       ---------  ---------
                                       $  12,134  $   4,127
                                       =========  =========

  CASH FLOW INFORMATION

     Cash paid for interest and income taxes during the years ended December 31, 1996, 1995, and 1994 was as follows:

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1996       1995       1994
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
Cash paid during the year for:
     Interest, net of amounts
       capitalized...................  $  11,220  $   4,316  $     623
     Income taxes -- U.S.............       (472)       500      1,893
     Income taxes -- foreign.........      5,844         16         28

                         PRIDE PETROLEUM SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13.  FINANCIAL DATA OF DOMESTIC AND INTERNATIONAL OPERATIONS

     The following table sets forth certain consolidated information with respect to the Company and its subsidiaries by operating segment:

                                        DOMESTIC      DOMESTIC
                                          LAND        OFFSHORE     INTERNATIONAL      TOTAL
                                        ---------    ----------    --------------    --------
                                                           (IN THOUSANDS)
                1996
                ----
Revenues.............................   $ 117,142     $ 57,450        $232,582       $407,174
Earnings from operations.............       7,808        6,983          25,351         40,142
Identifiable assets..................      94,559       61,251         386,252        542,062
Capital expenditures, including
  acquisitions.......................       8,666       18,618         211,851        239,135
Depreciation and amortization........       5,738        3,665          19,662         29,065

                1995
                ----
Revenues.............................   $ 113,115     $ 49,595        $100,889       $263,599
Earnings from operations.............       7,906        6,785          12,630         27,321
Identifiable assets..................      77,243       50,978         129,384        257,605
Capital expenditures, including
acquisitions.........................      14,502       15,066          28,940         58,508
Depreciation and amortization........       5,578        3,091           7,988         16,657

                1994
                ----
Revenues.............................   $  95,860     $ 23,441        $ 63,035       $182,336
Earnings from operations.............       1,184        3,304           3,540          8,028
Identifiable assets..................      64,740       46,693          93,760        205,193
Capital expenditures, including
  acquisitions.......................       3,062       34,617          48,987         86,666
Depreciation and amortization........       5,085        1,056           3,409          9,550

                         PRIDE PETROLEUM SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table sets forth certain information with respect to the Company and its subsidiaries by geographic area:

                                                                 RUSSIA
                                         NORTH       SOUTH        AND
                                        AMERICA     AMERICA      OTHER       TOTAL
                                        --------    --------    --------   ----------
                                                       (IN THOUSANDS)
                1996
                ----
Revenues.............................   $174,592    $231,038    $  1,544   $  407,174
Earnings (loss) from operations......     14,791      25,799        (448)      40,142
Identifiable assets..................    155,810     384,165       2,087      542,062
Capital expenditures.................     27,284     211,851       --         239,135
Depreciation and amortization              9,403      19,394         268       29,065

                1995
                ----
Revenues.............................   $162,710    $ 98,382    $  2,507   $  263,599
Earnings from operations.............     14,691      12,448         182       27,321
Identifiable assets..................    128,221     125,939       3,445      257,605
Capital expenditures.................     29,568      28,940       --          58,508
Depreciation and amortization........      8,669       7,611         377       16,657

                1994
                ----
Revenues.............................   $119,301    $ 62,430    $    605   $  182,336
Earnings (loss) from operations......      4,488       4,712      (1,172)       8,028
Identifiable assets..................    111,433      90,195       3,565      205,193
Capital expenditures.................     37,679      48,922          65       86,666
Depreciation and amortization........      6,141       3,216         193        9,550

     One customer accounted for approximately 16%, 17% and 18% of consolidated revenues during 1996, 1995, and 1994, respectively, representing 40%, 69% and 67%, respectively, of revenues from operations in Argentina during those years. Another customer accounted for approximately 54%, and 40%, respectively, of revenues from domestic offshore operations during 1995 and 1994, respectively. Revenues from such customer and its affiliates from both land-based and offshore operations accounted for approximately 13% and 18% of consolidated revenues during such periods.

14.  SUBSEQUENT EVENTS.

     In February 1997, the Company sold substantially all of the assets used in its U.S. land-based well servicing operations to Dawson Production Services, Inc. for $135.9 million in cash. The Company's U.S. land-based fleet consisted of 407 workover rigs that operate from 21 yards concentrated primarily in the Texas and Louisiana Gulf Coasts, the Permian Basin Areas of West Texas and New Mexico and California. After federal and state income taxes of approximately $44,600,000, repayment of approximately $3,700,000 of indebtedness collateralized by certain of the assets sold, prepayment of approximately $4,000,000 of lease payments on transferred assets subject to operating leases and reduction for $650,000 of liabilities transferred, the net proceeds to the Company were approximately $82,950,000. The Company expects to report a gain in the first quarter of 1997 of approximately $50,000,000 in connection with the sale.

     In March 1997, the Company acquired the operating subsidiaries of Forasol-Foramer N.V. (collectively, "Forasol") for aggregate consideration of approximately $285,600,000, consisting of $113,200,000 cash and 11,099,000 shares of common stock. Based on the debt and working capital of Forasol, the entire transaction value is estimated to be approximately $320,000,000. Of the cash portion of the purchase price, $87,500,000 was funded out of working capital, including the net proceeds from the sale of the Company's

                         PRIDE PETROLEUM SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

domestic well servicing operations and $25,700,000 was funded out of borrowings under the Credit Facility described below.

     In March 1997, the Company entered into a senior secured revolving line of credit (the "Credit Facility") with a group of banks under which up to $100 million (including $25 million for letters of credit) is available. Availability under the Credit Facility is limited to a borrowing base based on the value of collateral. Unless the Company collateralizes its obligations by June 6, 1997 with additional offshore or domestic assets with a value of at least $40 million ("Additional Collateral"), the amount available under the Credit Facility will be reduced to $75 million. The Credit Facility is collateralized by the accounts receivable, inventory and intangibles of the Company and its domestic subsidiaries, two-thirds of the stock of the Company's foreign subsidiaries and the stock of the Company's domestic subsidiaries. The Company's domestic subsidiaries also provide guarantees. The Credit Facility terminates on March 6, 2002 if the Additional Collateral is timely provided; otherwise it terminates on March 6, 2000. The credit line will be reduced by $12.5 million in each of 2000 and 2001. Borrowings under the Credit Facility bear interest at a variable rate based on either the prime rate or LIBOR.

     In March 1997, the Company borrowed $40,000,000 under the Credit Facility, of which $14,300,000 was used to repay amounts outstanding under the Company's previous credit facility and $25,700,000 was used to partially fund the acquisition of Forasol.

     In February 1997, the Company entered into a definitive agreement to acquire 12 mat-supported jackup drilling rigs and the hull of an additional jackup drilling rig from Noble Drilling Corporation and certain subsidiaries (collectively, "Noble") for $265,000,000 in cash. The definitive purchase agreement is subject to certain conditions, including expiration or early termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act and completion by the Company of satisfactory financing arrangements. The closing of the transaction is expected to occur in June 1997. The Company expects to finance the purchase through a public offering of debt securities. The Company filed a shelf registration statement with the Securities and Exchange Commission in February 1997 relating to $500,000,000 of debt securities and common stock. The Company has placed in escrow a deposit of $20,000,000, which Noble has the right to retain if the Company fails to obtain adequate financing or is otherwise unable to close by June 30, 1997.

     During the first quarter of 1997, an aggregate of $28,000,000 principal amount of the Company's convertible subordinated debentures were converted into 2,285,712 shares of common stock. In connection therewith, the Company paid an aggregate of approximately $3,737,000 in cash to induce such conversions. The Company will recognize an expense for such amount in the first quarter of 1997.

     In February 1997, the Company's shareholders approved an amendment to the Company's articles of incorporation to increase the number of authorized shares of common stock from 40,000,000 to 100,000,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with the Company's independent accountants regarding accounting and financial disclosure matters.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the Company's definitive proxy statement, which is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year on December 31, 1996.

     Certain information with respect to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the Company's definitive proxy statement, which is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year on December 31, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the Company's definitive proxy statement, which is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year on December 31, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the Company's definitive proxy statement, which is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year on December 31, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)  THE FOLLOWING DOCUMENTS ARE INCLUDED AS PART OF THIS REPORT:

     (1)  FINANCIAL STATEMENTS:

                                                                            Page
                                                                            ----
Report of Independent Accountants .........................................   23
Consolidated Balance Sheet -- December 31, 1996 and 1995 ..................   24
Consolidated Statement of Operations -- Years ended December 31, 1996, 1995
  and 1994 ................................................................   25
Consolidated Statement of Changes in Shareholders' Equity --
  Years ended December 31, 1996, 1995 and 1994 ............................   26
Consolidated Statement of Cash Flows --
  Years ended December 31, 1996, 1995 and 1994 ............................   27
Notes to Consolidated Financial Statements ................................   28

     (2)  FINANCIAL STATEMENT SCHEDULES:

                                                                            Page
                                                                            ----
Report of Independent Accountants .........................................   51
Schedule II -- Valuation and Qualifying Accounts ..........................   52

     Financial statement schedules other than those listed have been omitted as they are not applicable, or the information required thereby is included in the consolidated financial statements or notes thereto included in this report.

     (3)  EXHIBITS:

      EXHIBIT NO.                                                DESCRIPTION
      -----------                                                -----------
          *3.1       --   Restated Articles of Incorporation of the Company.
          *3.2       --   Amendment to Restated Articles of Incorporation.
          *3.3       --   Amendment to Amended and Restated Articles of Incorporation.
          *3.4       --   By-Laws of the Company, as amended.
           4.1       --   Form of Common Stock Certificate (incorporated by reference to Exhibit 4(b) to the
                          Company's Registration Statement on Form S-1 dated January 29, 1990, Registration No.
                          33-33233).
           4.2       --   Sale and Financing Contract for Lake Maracaibo Drilling Barge dated November 30, 1994, by and between Perforaciones Western, C.A., Nittetsu Shoji Co., Ltd. and Marubeni Corporation
                          (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for
                          the year ended December 31, 1994, File No. 0-16961).
           4.3       --   Supplemental, Amended and Restated Agented Multiple Lender Loan Agreement dated February
                          9, 1995, by and between Pride Offshore, Inc., the Company and First National Bank of
                          Commerce, The CIT Group/Equipment Financing, Inc., ArgentBank (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31,
                          1994, File No. 0-16961).
           4.4       --   Indenture dated as of January 26, 1996 by and between the Company and Marine Midland Bank, as Trustee, relating to $80,500,000 principal amount of 6 1/4% Convertible Subordinated
                          Debentures due 2006 (incorporated by reference to Exhibit 4.4 to the Company's Annual
                          Report on Form 10-K for the year ended December 31, 1995, File No. 0-16961).
           4.5       --   Loan Agreement dated as of April 30, 1996 among The CIT Group/Equipment Financing, Inc., as agent, The CIT Group/Equipment Financing, Inc. and The Frost National Bank, as
                          borrowers, and the Company, Pride Petroleum Services of California, Inc. and Pride
                          Petroleum Services of Louisiana, Inc. (incorporated by reference to Exhibit 4.4 to the
                          Company's Registration Statement on Form S-3 dated June 4, 1996, Registration No.
                          333-05137).
           4.6       --   Loan Agreement dated as of April 30, 1996 among Heller Financial Inc., the Company, Pride
                          Petroleum Services of California, Inc. and Pride Petroleum Services of Louisiana, Inc.
                          (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form
                          S-3 dated June 4, 1996, Registration No. 333-05137).
          *4.7       --   Credit Agreement dated as of March 6, 1997 among the Company, each of the banks that are or may be a party thereto, First National Bank of Commerce, as arranger and syndication agent, and Wells Fargo Bank (Texas), National Association, as administrative and documentation agent.
                          The Company is a party to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of
                          Regulation S-K, the Company agrees to furnish a copy of such instruments to the Commission upon request.
         +10.1       --   Form of Indemnity Agreement between the Company and certain executive officers and directors (incorporated by reference to Exhibit 10(g) to the Company's Registration
                          Statement on Form S-1 dated January 29, 1990, Registration No. 33-33233).

      EXHIBIT NO.                                                DESCRIPTION
      -----------                                                -----------
         +10.2       --   Pride Petroleum Services, Inc. Long-Term Incentive Plan (incorporated by reference to
                          Exhibit 10(h) to the Company's Registration Statement on Form S-1 dated January 29, 1990,
                          Registration No. 33-33233).
         +10.3       --   Pride Petroleum Services, Inc. Salary Deferral Plan (incorporated by reference to Exhibit
                          10(i) to the Company's Registration Statement on Form S-1 dated January 29, 1990,
                          Registration No. 33-33233).
         +10.4       --   Summary of Pride Petroleum Services, Inc. Group Life Insurance and Accidental Death and
                          Dismemberment Insurance (incorporated by reference to Exhibit 10(j) to the Company's
                          Registration Statement on Form S-1 dated January 29, 1990, Registration No. 33-33233).
         +10.5       --   Pride Petroleum Services, Inc. 1993 Directors' Stock Option Plan (incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended
                          December 31, 1992, File No. 0-16961).
         +10.6       --   Pride Petroleum Services, Inc. 401(k) Restoration Plan (incorporated by reference to
                          Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31,
                          1993, File No. 0-16961).
         +10.7       --   Pride Petroleum Services, Inc. Employee Stock Purchase Plan (incorporated by reference to
                          Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed June 26, 1996,
                          Registration No. 333-06825).
          10.8       --   Well Drilling and/or Reconditioning Agreement dated May 1, 1994, by and between Lagoven,
                          S.A. and Perforaciones Western, C.A. (incorporated by reference to Exhibit 10.8 to the
                          Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No.
                          0-16961).
         +10.9       --   Employment/Non-Competition/Confidentiality Agreement dated August 26, 1994, between the
                          Company and Ray H. Tolson (incorporated by reference to Exhibit No. 10.1 to the Company's
                          Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994, File No.
                          0-16961).
         +10.10      --   Employment/Non-Competition/Confidentiality Agreement dated August 26, 1994, between the
                          Company and Paul A. Bragg (incorporated by reference to Exhibit No. 10.2 to the Company's
                          Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994, File No.
                          0-16961).
         +10.11      --   Employment/Non-Competition/Confidentiality Agreement dated August 26, 1994, between the
                          Company and James W. Allen (incorporated by reference to Exhibit No. 10.3 to the Company's
                          Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994, File No.
                          0-16961).
         +10.12      --   Employment/Non-Competition/Confidentiality Agreement dated August 26, 1994, between the
                          Company and Dexter R. Polk (incorporated by reference to Exhibit No. 10.4 to the Company's
                          Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994, File No.
                          0-16961).
          10.13      --   Agreement dated as of June 13, 1995 between the Company and Financial Overseas Management,
                          S.A. (incorporated by reference to Exhibit No. 10.1 to the Company's Quarterly Report on
                          Form 10-Q for the quarterly period ended June 30, 1995, File No. 0-16961).
          10.14      --   Stock Purchase Agreement dated March 22, 1995 by and among Raymond H. Eaves and Billy B.
                          Cooper and the Company (incorporated by reference to Exhibit No. 2 to the Company's
                          Current Report on Form 8-K dated March 22, 1995, File No. 0-16961).
          10.15      --   Stock Purchase Agreement dated April 30, 1996 among the Company, Perez Companc S.A., Astra
                          C.A.P.S.A. and others (incorporated by reference to Exhibit No. 2 to the Company's Current
                          Report on Form 8-K filed May 15, 1996, File No. 0-16961).

      EXHIBIT NO.                                                DESCRIPTION
      -----------                                                -----------
          10.16      --   Purchase Agreement, dated as of December 23, 1996, by and between the Company and Dawson
                          Production Services, Inc. (incorporated by reference to Exhibit No. 2.1 to the Company's
                          Current Report on Form 8-K filed March 7, 1997, File No. 0-16963).
          10.17      --   First Amendment to Purchase Agreement, dated as of February 20, 1997, by and between the
                          Company and Dawson Production Services, Inc. (incorporated by reference to Exhibit No. 2.2 to the Company's Current Report on Form 8-K filed March 7, 1997, File No. 0-16963).
          10.18      --   Purchase Agreement dated as of December 16, 1996 by and among the Company, Forasol-Foramer
                          N.V. and certain shareholders of Forasol-Foramer N.V. (incorporated by reference to
                          Appendix A of the Company's Proxy Statement/Prospec-
                          tus dated January 31, 1997, File No. 0-16963).
         *10.19      --   Asset Purchase Agreement dated as of February 19, 1997 by and between the Company and
                          Noble Drilling Corporation, Noble Drilling (U.S.) Inc., Noble Offshore Corporation, Noble
                          Drilling (Mexico) Inc. and NN-1 Limited Partnership.
         *21         --   Subsidiaries of the Company.
         *23         --   Consent of Coopers & Lybrand L.L.P.
         *27         --   Financial Data Schedule

------------

* Filed herewith.
+ Compensatory plan or arrangement.

     (B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF HOUSTON, STATE OF TEXAS, ON MARCH 31, 1997.

                                          PRIDE PETROLEUM SERVICES, INC.
                                          By: /s/ RAY H. TOLSON
                                                  RAY H. TOLSON
                                                  CHAIRMAN OF THE BOARD AND
                                                  CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 31, 1997.

              SIGNATURE                              TITLE
--------------------------------------------------------------------------
          /s/RAY H. TOLSON           Chairman of the Board, Chief
            RAY H. TOLSON              Executive Officer and Director
    (PRINCIPAL EXECUTIVE OFFICER)

          /s/PAUL A. BRAGG           President and Chief Operating Officer
            PAUL A. BRAGG
    (PRINCIPAL EXECUTIVE OFFICER)

          /s/EARL W. MCNIEL          Vice President and Chief Financial
           EARL W. MCNIEL              Officer
 (PRINCIPAL FINANCIAL AND ACCOUNTING
              OFFICER)

                                     Director
      CHRISTIAN J. BOON FALLEUR

         /s/JAMES B. CLEMENT         Director
          JAMES B. CLEMENT

                                     Director
             REMI DORVAL

                                     Director
         JORGE E. ESTRADA M.

         /s/RALPH D. MCBRIDE         Director
          RALPH D. MCBRIDE

      /s/THOMAS H. ROBERTS, JR.      Director
       THOMAS H. ROBERTS, JR.

          /s/JAMES T. SNEED          Director
           JAMES T. SNEED

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Pride Petroleum Services, Inc.:

     Our report on the consolidated financial statements of Pride Petroleum Services, Inc. is included on page 23 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 52 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                 COOPERS & LYBRAND L.L.P.

Houston, Texas
March 30, 1997

                                                                     SCHEDULE II

                         PRIDE PETROLEUM SERVICES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

================================================================================

                                                         CHARGED
                                           BALANCE AT    TO COSTS                  BALANCE
                                           BEGINNING       AND                     AT END
                                           OF PERIOD     EXPENSES    DEDUCTIONS    PERIOD
------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts:
     1996...............................     $  426       $--          $  134       $ 292
                                           ==========    ========    ==========    =======
     1995...............................     $  394       $  174       $  142       $ 426
                                           ==========    ========    ==========    =======
     1994...............................     $  811       $--          $  417       $ 394
                                           ==========    ========    ==========    =======

                               INDEX TO EXHIBITS

                                                              SEQUENTIALLY
        EXHIBIT                                                 NUMBERED
         NUMBER                      DESCRIPTION                  PAGES
        -------                      -----------              ------------
          *3.1       -- Restated Articles of Incorporation of
                        the Company.
          *3.2       -- Amendment to Restated Articles of
                        Incorporation.
          *3.3       -- Amendment to Amended and Restated
                        Articles of Incorporation.
          *3.4       -- By-Laws of the Company, as amended.
           4.1       -- Form of Common Stock Certificate
                        (incorporated by reference to Exhibit
                        4(b) to the Company's Registration
                        Statement on Form S-1 dated January
                        29, 1990, Registration No. 33-33233).
           4.2       -- Sale and Financing Contract for Lake
                        Maracaibo Drilling Barge dated
                        November 30, 1994, by and between
                        Perforaciones Western, C.A., Nittetsu
                        Shoji Co., Ltd. and Marubeni
                        Corporation (incorporated by
                        reference to Exhibit 4.2 to the
                        Company's Annual Report on Form 10-K
                        for the year ended December 31, 1994,
                        File No. 0-16961).
           4.3       -- Supplemental, Amended and Restated
                        Agented Multiple Lender Loan
                        Agreement dated February 9, 1995, by
                        and between Pride Offshore, Inc., the
                        Company and First National Bank of
                        Commerce, The CIT Group/Equipment
                        Financing, Inc., ArgentBank
                        (incorporated by reference to Exhibit
                        4.3 to the Company's Annual Report on
                        Form 10-K for the year ended December
                        31, 1994, File No. 0-16961).
           4.4       -- Indenture dated as of January 26,
                        1996 by and between the Company and
                        Marine Midland Bank, as Trustee,
                        relating to $80,500,000 principal
                        amount of 6 1/4% Convertible
                        Subordinated Debentures due 2006
                        (incorporated by reference to Exhibit
                        4.4 to the Company's Annual Report on
                        Form 10-K for the year ended December
                        31, 1995, File No. 0-16961).
           4.5       -- Loan Agreement dated as of April 30,
                        1996 among The CIT Group/Equipment
                        Financing, Inc., as agent, The CIT
                        Group/Equipment Financing, Inc. and
                        The Frost National Bank, as
                        borrowers, and the Company, Pride
                        Petroleum Services of California,
                        Inc. and Pride Petroleum Services of
                        Louisiana, Inc. (incorporated by
                        reference to Exhibit 4.4 to the
                        Company's Registration Statement on
                        Form S-3 dated June 4, 1996,
                        Registration No. 333-05137).
           4.6       -- Loan Agreement dated as of April 30,
                        1996 among Heller Financial Inc., the
                        Company, Pride Petroleum Services of
                        California, Inc. and Pride Petroleum
                        Services of Louisiana, Inc.
                        (incorporated by reference to Exhibit
                        4.5 to the Company's Registration
                        Statement on Form S-3 dated June 4,
                        1996, Registration No. 333-05137).
          *4.7       -- Credit Agreement dated as of March 6,
                        1997 among the Company, each of the
                        banks that are or may be a party
                        thereto, First National Bank of
                        Commerce, as arranger and syndication
                        agent, and Wells Fargo Bank (Texas),
                        National Association, as adminis-
                        trative and documentation agent.
                        The Company is a party to several
                        debt instruments under which the
                        total amount of securities authorized
                        does not exceed 10% of the total
                        assets of the Company and its
                        subsidiaries on a consolidated basis.
                        Pursuant to paragraph 4(iii)(A) of
                        Item 601(b) of Regulation S-K, the
                        Company agrees to furnish a copy of
                        such instruments to the Commission
                        upon request.
         +10.1       -- Form of Indemnity Agreement between
                        the Company and certain executive
                        officers and directors (incorporated
                        by reference to Exhibit 10(g) to the
                        Company's Registration Statement on
                        Form S-1 dated January 29, 1990,
                        Registration No. 33-33233).
         +10.2       -- Pride Petroleum Services, Inc.
                        Long-Term Incentive Plan
                        (incorporated by reference to Exhibit
                        10(h) to the Company's Registration
                        Statement on Form S-1 dated January
                        29, 1990, Registration No. 33-33233).

                                                              SEQUENTIALLY
        EXHIBIT                                                 NUMBERED
         NUMBER                      DESCRIPTION                  PAGES
        -------                      -----------              ------------
         +10.3       -- Pride Petroleum Services, Inc. Salary
                        Deferral Plan (incorporated by
                        reference to Exhibit 10(i) to the
                        Company's Registration Statement on
                        Form S-1 dated January 29, 1990,
                        Registration No. 33-33233).
         +10.4       -- Summary of Pride Petroleum Services,
                        Inc. Group Life Insurance and
                        Accidental Death and Dismemberment
                        Insurance (incorporated by reference
                        to Exhibit 10(j) to the Company's
                        Registration Statement on Form S-1
                        dated January 29, 1990, Registration
                        No. 33-33233).
         +10.5       -- Pride Petroleum Services, Inc. 1993
                        Directors' Stock Option Plan
                        (incorporated by reference to Exhibit
                        10(j) to the Company's Annual Report
                        on Form 10-K for the year ended
                        December 31, 1992, File No. 0-16961).
         +10.6       -- Pride Petroleum Services, Inc. 401(k)
                        Restoration Plan (incorporated by
                        reference to Exhibit 10(k) to the
                        Company's Annual Report on Form 10-K
                        for the year ended December 31, 1993,
                        File No. 0-16961).
         +10.7       -- Pride Petroleum Services, Inc.
                        Employee Stock Purchase Plan
                        (incorporated by reference to Exhibit
                        4.4 to the Company's Registration
                        Statement on Form S-8 filed June 26,
                        1996, Registration No. 333-06825).
          10.8       -- Well Drilling and/or Reconditioning
                        Agreement dated May 1, 1994, by and
                        between Lagoven, S.A. and
                        Perforaciones Western, C.A.
                        (incorporated by reference to Exhibit
                        10.8 to the Company's Annual Report
                        on Form 10-K for the year ended
                        December 31, 1994, File No. 0-16961).
         +10.9       -- Employment/Non-Competition/Confidentiality
                        Agreement dated August 26, 1994,
                        between the Company and Ray H. Tolson
                        (incorporated by reference to Exhibit
                        No. 10.1 to the Company's Quarterly
                        Report on Form 10-Q for the quarterly
                        period ended September 30, 1994, File
                        No. 0-16961).
         +10.10      -- Employment/Non-Competition/Confidentiality
                        Agreement dated August 26, 1994,
                        between the Company and Paul A. Bragg
                        (incorporated by reference to Exhibit
                        No. 10.2 to the Company's Quarterly
                        Report on Form 10-Q for the quarterly
                        period ended September 30, 1994, File
                        No. 0-16961).
         +10.11      -- Employment/Non-Competition/Confidentiality
                        Agreement dated August 26, 1994,
                        between the Company and James W.
                        Allen (incorporated by reference to
                        Exhibit No. 10.3 to the Company's
                        Quarterly Report on Form 10-Q for the
                        quarterly period ended September 30,
                        1994, File No. 0-16961).
         +10.12      -- Employment/Non-Competition/Confidentiality
                        Agreement dated August 26, 1994,
                        between the Company and Dexter R.
                        Polk (incorporated by reference to
                        Exhibit No. 10.4 to the Company's
                        Quarterly Report on Form 10-Q for the
                        quarterly period ended September 30,
                        1994, File No. 0-16961).
          10.13      -- Agreement dated as of June 13, 1995
                        between the Company and Financial
                        Overseas Management, S.A.
                        (incorporated by reference to Exhibit
                        No. 10.1 to the Company's Quarterly
                        Report on Form 10-Q for the quarterly
                        period ended June 30, 1995, File No.
                        0-16961).
          10.14      -- Stock Purchase Agreement dated March
                        22, 1995 by and among Raymond H.
                        Eaves and Billy B. Cooper and the
                        Company (incorporated by reference to
                        Exhibit No. 2 to the Company's
                        Current Report on Form 8-K dated
                        March 22, 1995, File No. 0-16961).
          10.15      -- Stock Purchase Agreement dated April
                        30, 1996 among the Company, Perez
                        Companc S.A., Astra C.A.P.S.A. and
                        others (incorporated by reference to
                        Exhibit No. 2 to the Company's
                        Current Report on Form 8-K filed May
                        15, 1996, File No. 0-16961).
          10.16      -- Purchase Agreement, dated as of
                        December 23, 1996, by and between the
                        Company and Dawson Production
                        Services, Inc. (incorporated by
                        reference to Exhibit No. 2.1 to the
                        Company's Current Report on Form 8-K
                        filed March 7, 1997, File No.
                        0-16963).

                                                              SEQUENTIALLY
        EXHIBIT                                                 NUMBERED
         NUMBER                      DESCRIPTION                  PAGES
        -------                      -----------              ------------
          10.17      -- First Amendment to Purchase
                        Agreement, dated as of February 20,
                        1997, by and between the Company and
                        Dawson Production Services, Inc.
                        (incorporated by reference to Exhibit
                        No. 2.2 to the Company's Current
                        Report on Form 8-K filed March 7,
                        1997, File No. 0-16963).
          10.18      -- Purchase Agreement dated as of
                        December 16, 1996 by and among the
                        Company, Forasol-Foramer N.V. and
                        certain shareholders of
                        Forasol-Foramer N.V. (incorporated by
                        reference to Appendix A of the
                        Company's Proxy Statement/Prospec-
                        tus dated January 31, 1997, File No.
                        0-16963).

         *10.19      -- Asset Purchase Agreement dated as of
                        February 19, 1997 by and between the
                        Company and Noble Drilling
                        Corporation, Noble Drilling (U.S.)
                        Inc., Noble Offshore Corporation,
                        Noble Drilling (Mexico) Inc. and NN-1
                        Limited Partnership.
         *21         -- Subsidiaries of the Company.
         *23         -- Consent of Coopers & Lybrand L.L.P.
         *27         --   Financial Data Schedule

------------
* Filed herewith.
+ Compensatory plan or arrangement.