Form 10-Q
period 1997-03-31
PRIDE PETROLEUM SERVICES INC
filed 1997-05-15
CIK 833081

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       or

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

                                                          Outstanding at
        Class of Common Stock                              May 14, 1997
        ---------------------                            ---------------
               no par                                   46,547,842 shares

------------------------------------------------------------------------------

                         PRIDE PETROLEUM SERVICES, INC.

                                      INDEX


                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

      Consolidated Balance Sheet
         March 31, 1997 and December 31, 1996 ............................  4
      Consolidated Statement of Operations -
         Three months ended March 31, 1997 and 1996 ......................  5
      Consolidated Statement of Cash Flows -
         Three months ended March 31, 1997 and 1996 ......................  6
      Notes to Unaudited Consolidated Financial Statements ...............  7
      Report of Independent Accountants .................................. 13

   Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations ................................ 14

PART II. OTHER INFORMATION

   Item 4. Submission of Matters to a Vote of Security Holders ........... 20

   Item 6. Exhibits and Reports on Form 8-K .............................. 20

   Signatures ............................................................ 21

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                         PRIDE PETROLEUM SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                      MARCH 31,    DECEMBER 31,
                                                        1997           1996
                                                    ------------   ------------
                                                    (UNAUDITED)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents .....................  $     35,442   $     10,310
   Short-term investments ........................           247            460
   Trade receivables, net of allowance
      for doubtful accounts of $298 and
      $292, respectively .........................       145,299         99,531
   Parts and supplies ............................        25,569         27,642
   Deferred income taxes .........................         2,414          1,778
   Other current assets ..........................        31,489         16,686
                                                    ------------   ------------
         Total current assets ....................       240,460        156,407
                                                    ------------   ------------
PROPERTY AND EQUIPMENT, at cost ..................       803,013        514,903
ACCUMULATED DEPRECIATION .........................       (59,496)      (139,654)
                                                    ------------   ------------
         Net property and equipment ..............       743,517        375,249
                                                    ------------   ------------
OTHER ASSETS
   Investments in and advances to affiliates .....         9,586           --
   Goodwill and other intangibles, net ...........         2,689          3,134
   Other .........................................        12,689          7,272
                                                    ------------   ------------
         Total other assets ......................        24,964         10,406
                                                    ------------   ------------
                                                    $  1,008,941   $    542,062
                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable ..............................  $     63,534   $     32,488
   Accrued expenses ..............................       109,330         25,215
   Short-term borrowings .........................        20,968          3,300
   Current portion of long-term debt .............        40,257         32,682
   Current portion of long-term lease
      obligations ................................         4,851           --
                                                    ------------   ------------
         Total current liabilities ...............       238,940         93,685
                                                    ------------   ------------
OTHER LONG-TERM LIABILITIES ......................        22,595         12,134
LONG-TERM DEBT, net of current portion ...........       150,933        106,508
LONG-TERM LEASE OBLIGATIONS, net of
  current portion ................................        30,663           --
CONVERTIBLE SUBORDINATED DEBENTURES ..............        52,500         80,500
DEFERRED INCOME TAXES ............................        52,173         47,438
MINORITY INTEREST ................................         1,761           --
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
   Common stock, no par value; 100,000,000
      shares authorized; 42,073,562 and
      28,571,876 shares issued and 42,019,342
      and 28,517,656 shares outstanding,
      respectively ...............................             1              1
   Paid-in capital ...............................       343,666        143,581
   Treasury stock, at cost .......................          (191)          (191)
   Retained earnings .............................       115,900         58,406
                                                    ------------   ------------
         Total shareholders' equity ..............       459,376        201,797
                                                    ------------   ------------
                                                    $  1,008,941   $    542,062
                                                    ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                         PRIDE PETROLEUM SERVICES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                       1997            1996
                                                   ------------    ------------
REVENUES .......................................   $    131,376    $     66,235
OPERATING COSTS ................................         91,087          47,946
                                                   ------------    ------------
   Gross Margin ................................         40,289          18,289

DEPRECIATION AND AMORTIZATION ..................         10,074           4,774
SELLING, GENERAL AND ADMINISTRATIVE ............         15,018           8,157
                                                   ------------    ------------
         Earnings from operations ..............         15,197           5,358

OTHER INCOME (EXPENSE)
   Other income (expense) ......................         78,751             227
   Interest income .............................            509             774
   Interest expense ............................         (3,431)         (2,554)
                                                   ------------    ------------
         Total other income (expense), net .....         75,829          (1,553)
                                                   ------------    ------------
EARNINGS BEFORE MINORITY INTEREST
  AND INCOME TAXES .............................         91,026           3,805
MINORITY INTEREST ..............................             74            --
                                                   ------------    ------------
EARNINGS BEFORE INCOME TAXES ...................         90,952           3,805
INCOME TAX PROVISION ...........................         33,458           1,025
                                                   ------------    ------------
NET EARNINGS ...................................   $     57,494    $      2,780
                                                   ============    ============
NET EARNINGS PER SHARE:
   Primary .....................................   $       1.72    $        .11
   Fully diluted ...............................   $       1.46    $        .11

WEIGHTED AVERAGE COMMON SHARES AND
   COMMON SHARE EQUIVALENTS OUTSTANDING:
   Primary .....................................         33,464          26,094
   Fully diluted ...............................         39,745          31,051

The accompanying notes are an integral part of the consolidated financial statements.

                         PRIDE PETROLEUM SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ---------------------------
                                                        1997           1996
                                                    ------------   ------------
OPERATING ACTIVITIES
   Net earnings ..................................  $     57,494   $      2,780
   Adjustments to reconcile net earnings to
    net cash provided by operating activities -
      Depreciation and amortization ..............        10,074          4,774
      Gain on sale of assets .....................       (83,457)          (109)
      Effect of exchange rates ...................            (4)            43
      Deferred tax provision (benefit) ...........        (1,401)           319
      Minority interest ..........................            74             --
      Changes in assets and liabilities,
        net of effects of acquisitions -
         Trade receivables .......................        11,711           (179)
         Parts and supplies ......................            91         (1,072)
         Other current assets ....................        (3,883)        (3,415)
         Accounts payable ........................        (2,100)         6,707
         Accrued expenses and other ..............       (21,696)        (4,545)
                                                    ------------   ------------
            Net cash provided by
               operating activities ..............        10,295          5,303
                                                    ------------   ------------

INVESTING ACTIVITIES
   Purchase of net assets of acquired
      entities, including acquisition
      costs, less cash acquired ..................      (119,784)          --
   Purchases of property and equipment ...........       (22,958)       (14,732)
   Proceeds from sales of property
      and equipment ..............................       135,426            371
   Proceeds from sales of short-term
      investments ................................           415          2,560
   Purchases of short-term investments ...........          (203)          --
   Other .........................................          (754)           (34)
                                                    ------------   ------------
            Net cash used in
               investing activities ..............        (7,858)       (11,835)
                                                    ------------   ------------

FINANCING ACTIVITIES
   Proceeds from issuance of common stock ........           579          1,126
   Proceeds from issuance of convertible
      subordinated debentures ....................          --           77,585
   Proceeds from debt borrowings .................        46,534          3,965
   Reduction of debt .............................       (24,906)       (10,821)
   Other .........................................           488             41
                                                    ------------   ------------
            Net cash provided by
               financing activities ..............        22,695         71,896
                                                    ------------   ------------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS ...............................        25,132         65,364
CASH AND CASH EQUIVALENTS,
  beginning of period ............................        10,310          9,295
                                                    ------------   ------------
CASH AND CASH EQUIVALENTS,
  end of period ..................................  $     35,442   $     74,659
                                                    ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                         PRIDE PETROLEUM SERVICES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

      The unaudited consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with Pride Petroleum Services, Inc.'s (the "Company's") audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

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

      As of March 31, 1997 and December 31, 1996, the Company had accrued approximately $4,918,000 and $4,853,000, respectively, for its share of estimated insured claims liabilities, of which $3,696,000 and $3,713,000, respectively, was included in current liabilities and $1,222,000 and $1,140,000, respectively, was included in other long-term liabilities in the accompanying unaudited consolidated balance sheet. As of March 31, 1997, the Company had letters of credit outstanding totaling $7,867,000. These letters of credit principally guarantee the funding of the Company's share of insured claims.

3.  ACQUISITIONS AND DISPOSITIONS

      In February 1997, the Company sold substantially all of the assets used in its U.S. land-based well servicing operations for $135,650,000 in cash. After federal and state income taxes of approximately $42,100,000, repayment of $3,877,000 of indebtedness collateralized by certain of the assets sold and $65,000 of interest accrued thereon, and prepayment of $3,960,000 of lease payments on transferred assets subject to operating leases, the net proceeds to the Company were $85,648,000. The Company recognized a gain on the sale of $83,553,000, which amount is included in other income on the accompanying unaudited consolidated statement of operations.

                         PRIDE PETROLEUM SERVICES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      In March 1997, the Company acquired the operating subsidiaries of Forasol-Foramer N.V. (collectively, "Forasol") for aggregate consideration of $283,554,000, consisting of $113,222,000 in cash and 11,099,191 shares of common stock valued at $170,332,000, based on the approximate market value of the common stock prior to the date of the agreement of $15.50 per share. The acquisition of Forasol was recorded using the purchase method of accounting. The operating results of Forasol have been included in the Company's consolidated results of operations from the date of acquisition.

      The assets acquired and liabilities assumed in the Forasol acquisition, based on the Company's preliminary purchase price allocation, were as follows:

                                             ASSETS (LIABILITIES)
                                             --------------------
                                                (IN THOUSANDS)
                 Cash and cash equivalents ....  $     13,438
                 Trade receivables ............        57,479
                 Deferred income taxes ........         1,083
                 Other current assets .........        14,924
                 Property and equipment .......       377,819
                 Investment in affiliates .....         9,586
                 Other assets .................         4,919
                 Accounts payable .............       (33,214)
                 Accrued expenses .............       (60,468)
                 Short-term borrowings ........       (15,354)
                 Long-term debt ...............       (31,361)
                 Long-term lease obligations ..       (35,514)
                 Deferred income taxes ........       (15,569)
                 Minority interest ............        (2,124)
                                                 ------------
                                                 $    285,644
                                                 ============

      Unaudited pro forma results of operations assuming the acquisition of Forasol and the sale of the Company's U.S. land-based well servicing operations had occurred on January 1, 1996, are as follows:

                                         THREE MONTHS ENDED MARCH 31,
                                          --------------------------
                                              1997          1996
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                          ------------  ------------
          Revenues .....................  $    155,580  $     84,666
          Net earnings (loss) ..........  $     57,242  $     (4,851)
          Earnings (loss) per share -
             Primary ...................  $       1.37  $       (.13)
             Fully diluted .............  $       1.20  $       (.10)

      The pro forma results of operations presented above do not purport to be indicative of the results of operations of the Company that might have occurred if such transactions had occurred as of January 1, 1996 nor are they indicative of future results.

                         PRIDE PETROLEUM SERVICES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.  DEBT

    SHORT-TERM BORROWINGS

      The company has agreements with several banks for short-term lines of credit denominated in U.S. dollars, French francs and Argentine pesos. The facilities are renewable annually and bear interest at variable rates based on LIBOR for the U.S. dollar and Argentine peso denominated facilities, and PIBOR for the French franc denominated facilities. The interest rates on such borrowings at March 31, 1997 range from 4.5% to 7.0%.

   LONG-TERM DEBT

      Long-term debt at March 31, 1997 and December 31, 1996 consists of the following:

                                                    MARCH 31,   DECEMBER 31,
                                                      1997          1996
                                                  ------------  ------------
                                                        (IN THOUSANDS)
   Collateralized term loans ...................  $     60,414  $     46,169
   Limited-recourse collateralized term loans ..        38,037        38,935
   Note payable to sellers .....................        20,000        23,000
   Eximbank notes payable ......................         8,694         8,900
   Notes payable ...............................        10,345         4,033
   Acquisition note payable ....................          --           3,877
   Secured bank facility .......................          --          14,276
   Revolving credit facility ...................        45,000          --
   Loan obligations to customers ...............         8,700          --
                                                  ------------  ------------
                                                       191,190       139,190
   Less: current portion .......................        40,257        32,682
                                                  ------------  ------------
                                                  $    150,933  $    106,508
                                                  ============  ============

       During 1994, the Company entered into long-term financing arrangements with two Japanese trading companies in connection with the construction and operation of two drilling/workover barge rigs. The term loans are collateralized by the barge rigs and related charter contracts. The loans are being repaid from the proceeds of the related charter contracts in equal monthly installments of principal and interest through July 2004. In addition, a portion of contract proceeds is being held in trust to assure that timely payment of future debt service obligations is made. At March 31, 1997, $2,435,000 of such contract proceeds, which amount is included in cash and cash equivalents on the accompanying unaudited consolidated balance sheet, are being held in trust as security for the lenders, and are not presently available for use by the Company.

                         PRIDE PETROLEUM SERVICES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      In March 1997, the Company entered into a senior secured revolving credit facility with a group of banks (the "Credit Facility") under which up to $100 million (including $25 million for letters of credit) is available. Availability under the Credit Facility is limited to a borrowing base based on the value of collateral. Unless the Company collateralizes its obligations by June 6, 1997 with additional offshore or domestic assets with a value of at least $40 million ("Additional Collateral"), the amount available under the Credit Facility will be reduced to $75 million. The Credit Facility is collateralized by the accounts receivable, inventory and intangibles of the Company and its domestic subsidiaries, two-thirds of the stock of the Company's foreign subsidiaries and the stock of the Company's domestic subsidiaries. The Company's domestic subsidiaries also provide guarantees. The Credit Facility terminates on March 6, 2002 if the Additional Collateral is timely provided; otherwise it terminates on March 6, 2000. The credit line, unless extended, will be reduced by $12.5 million in each of 2000 and 2001. Borrowings under the Credit Facility bear interest at a variable rate based on either the prime rate or LIBOR (7.44% at March 31, 1997).

      The Credit Facility limits the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, enter into mergers and consolidations, pay cash dividends on its capital stock, make acquisitions, sell assets or change its business without prior consent of the lenders. Under the Credit Facility, the Company must maintain certain financial ratios, including
(i) funded debt to pro forma EBITDA, (ii) funded debt to capitalization, (iii) adjusted EBITDA to debt service and (iv) minimum tangible net worth. In order to complete the public offering of Senior Notes and the acquisition of the Noble Rigs, the Company obtained a waiver from the lenders of certain of these covenants as well as a release of the guarantees provided by the Company's domestic subsidiaries. In connection with such waiver and release, borrowing availability was reduced to $15.0 million until such time as the Credit Facility is amended or replaced. The Company is currently engaged in negotiations with the lenders for the purpose of amending the Credit Facility in order to provide for full restoration of the borrowing capacity thereunder.

      Collateralized term loans at March 31, 1997 includes a loan with a principal balance of $16,526,000 which was assumed in connection with the acquisition of Forasol. The loan is payable in semiannual installments through August 2002 and bears interest at 7.55%.

      Notes payable at March 31, 1997 include financed insurance premiums, a note payable collateralized by certain support assets and other notes payable assumed in connection with the acquisition of Forasol.

   CONVERTIBLE SUBORDINATED DEBENTURES

      During the first quarter of 1997, an aggregate of $28,000,000 principal amount of the Company's 6 1/4% convertible subordinated debentures were converted into 2,285,712 shares of common stock. In connection therewith, the Company paid an aggregate of $3,732,000 in cash to induce such conversions. Such amount has been included in other expense in the accompanying unaudited consolidated statement of operations. In addition, $917,000 of deferred offering costs associated with the debentures converted has been charged against additional paid-in capital in the accompanying unaudited consolidated balance sheet.

5.  CAPITAL LEASES

      In connection with the acquisition of Forasol, the Company assumed capital lease obligations pursuant to a sale leaseback agreement for three tender-assisted rigs. The obligation is payable in semiannual installments through October 2002, and bears interest at 7.67%.

                                               MARCH 31,   DECEMBER 31,
                                                 1997          1996
                                             ------------  ------------
                                                   (IN THOUSANDS)
        Total capital lease obligations ...  $     35,514  $       --
        Less: current portion .............         4,851          --
                                             ------------  ------------
                                             $     30,663  $       --
                                             ============  ============

6.  INCOME TAXES

    The Company's consolidated effective income tax rate for the three months ended March 31, 1997 was approximately 37%, as compared to approximately 27% for the corresponding period in 1996. The increase in the effective tax rate for the first quarter of 1997 resulted from the effects of (i) certain non-deductible amounts, primarily $3.7 million of costs related to induced conversion of convertible subordinated debentures, (ii) an estimated effective combined U.S. federal and state income tax rate of 36% on the gain from the sale of the Company's U.S. land-based well servicing operations, and (iii) an estimated effective income tax rate of 29% on ongoing operations.

                         PRIDE PETROLEUM SERVICES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

      The following table presents information necessary to calculate fully diluted net earnings per share:

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ---------------------------
                                                     1997           1996
                                                 ------------   ------------
                                                    (IN THOUSANDS, EXCEPT
                                                      PER SHARE AMOUNTS)
  Net earnings ................................  $     57,494   $      2,780
  Interest on convertible subordinated
    debentures ................................         1,096            962
  Income tax effect ...........................          (395)          (346)
                                                 ------------   ------------
           Net earnings applicable to
             common stock .....................  $     58,195   $      3,396
                                                 ============   ============

  Weighted average number of common
    shares outstanding ........................        31,569         24,846
  Additional shares assuming conversion of:
     Convertible subordinated debentures ......         6,265          4,700
     Stock options and warrants ...............         1,911          1,505
                                                 ------------   ------------
        Weighted average common shares
           and equivalents outstanding ........        39,745         31,051
                                                 ============   ============

        Fully diluted net earnings per share ..  $       1.46   $        .11
                                                 ============   ============

8.  SUBSEQUENT EVENTS

      In May 1997, the Company acquired 13 mat-supported jackup drilling rigs (the "Noble Rigs") from Noble Drilling Corporation and certain subsidiaries for $269,000,000 in cash. The acquisition was financed through the sale of Senior Notes and common stock, which was concluded concurrently with the acquisition.

      The Company issued $325,000,000 of 9 3/8% Senior Notes due May 1, 2007 (the "Senior Notes") in May 1997. Interest on the Senior Notes is payable semiannually on May 1 and November 1 of each year, commencing November 1, 1997. The Senior Notes are not redeemable prior to May 1, 2002, after which they will be redeemable, in whole or in part, at the option of the Company at redemption prices starting at 104.688% and declining to 100% by May 1, 2005. In the event the Company consummates

                         PRIDE PETROLEUM SERVICES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

a public equity offering (other than the common stock offering completed concurrently with the Senior Notes offering) on or prior to May 1, 2000, the Company at its option may use all or a portion of the proceeds from such public equity offering to redeem up to $108,333,000 principal amount of the Senior Notes at a redemption price equal to 109.375% of the aggregate principal amount thereof, together with accrued and unpaid interest to the date of redemption.

      The Indenture governing the Senior Notes, as amended and supplemented (the "Indenture"), contains provisions which limit the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, enter into mergers and consolidations, pay cash dividends on its capital stock, make acquisitions, sell assets or change its business.

      The Company also sold 4,300,000 shares of common stock to the public at $17.00 per share in May 1997. In addition, the Company granted the underwriters an option, exercisable through May 31, 1997, to purchase up to an aggregate of 645,000 additional shares of common stock to cover over-allotments, if any.

      Net proceeds from the combined offerings of Senior Notes and common stock totaled approximately $386,000,000, excluding any net proceeds from exercise of the underwriters over-allotment option. Of such net proceeds, approximately $270,000,000 was used to finance the purchase of the Noble Rigs, including acquisition costs, and at least $20,000,000 is expected to be used to upgrade and equip two of the Noble Rigs awaiting refurbishment. Approximately $45,000,000 was used to repay the balance outstanding under the Credit Facility and approximately $30,000,000 is expected to be used to repay certain other indebtedness. The Company intends to use excess proceeds from the offerings for general corporate purposes, including acquisitions and capital projects.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Pride Petroleum Services, Inc.:

      We have reviewed the accompanying consolidated balance sheet of Pride Petroleum Services, Inc. as of March 31, 1997, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

      We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 30, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                   COOPERS & LYBRAND L.L.P.

Houston, Texas
May 14, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of Pride Petroleum Services, Inc. (the "Company") as of March 31, 1997 and for the three-month periods ended March 31, 1997 and 1996 included elsewhere herein, and with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

GENERAL

   The Company's operations and future results have been and will be significantly affected by a series of strategic transactions that have transformed the Company from the second largest provider of land-based workover and related well services in the United States into a diversified drilling contractor operating both offshore and onshore in international markets and offshore in the U.S. Gulf of Mexico. With the sale of its domestic land-based well servicing operations in February 1997, the Company has ceased to provide rig services onshore in the United States. Nevertheless, as a result of its recent acquisition activity, the Company expects to continue to experience revenue growth.

   Domestic drilling and well servicing activity historically has had a significant correlation with changes in oil and natural gas prices. International drilling and well servicing activity is also affected by fluctuations in oil and natural gas prices, but historically to a lesser extent than domestic activity. International rig services contracts are typically for terms of one year or more, while domestic contracts are typically for one or multiple wells. Accordingly, international rig services activities generally are not as sensitive to short-term changes in oil and gas prices as domestic operations.

      Since 1993, the Company has entered into a number of transactions that have significantly expanded its international and domestic offshore operations, including the following:

o In mid-1993, the Company commenced operations in Latin America with the acquisition of businesses operating 23 land-based rigs in Argentina and 13 land-based rigs in Venezuela.

o In June 1994, the Company acquired the largest fleet of modular platform rigs, consisting of 22 units, in the Gulf of Mexico. Four additional platform rigs have since been constructed and added to the fleet, replacing four rigs which were retired. One additional rig is currently under construction.

o In January 1995, the Company commenced operating two floating barge rigs on Lake Maracaibo, Venezuela. The barge rigs were constructed during 1994 pursuant to ten-year operating contracts entered into with Lagoven, S.A., a subsidiary of the Venezuelan national oil company.

o In October 1995, the Company acquired six land-based drilling rigs in Colombia through the acquisition of Marlin Colombia Drilling Co. Inc.

o In April 1996, the Company acquired Quitral-Co S.A.I.C. ("Quitral-Co") from Perez Companc S.A. and other shareholders. Quitral-Co operated 23 land-based drilling and 57 land-based workover rigs in Argentina and seven land-based drilling and 23 land-based workover rigs in Venezuela.

o In October 1996, the Company acquired Ingeser de Colombia, S.A., which operated seven land-based drilling rigs and six land-based workover rigs in Colombia.

o In November 1996, the Company added three land-based drilling rigs and support assets to its operations in Argentina through the acquisition of the assets of another contractor.

o In February 1997, the Company completed the divestiture of its domestic land-based well servicing operations, which included 407 workover rigs operating in Texas, California, New Mexico and Louisiana, to Dawson Production Services, Inc. for approximately $135.7 million in cash.

o In March 1997, the Company completed the Forasol acquisition, adding two semisubmersible rigs, three jackup rigs, seven tender-assisted rigs, four barge rigs, and 29 land-based rigs operating in various locations in Latin America, the Middle East, West Africa and Asia. The Company recently acquired an additional tender-assisted rig, which has been contracted in Asia beginning in 1998.

o In May 1997, the Company acquired 13 mat-supported jackup drilling rigs from Noble. Nine of the rigs are currently operating in the Gulf of Mexico, one rig is operating offshore West Africa, one is completing refurbishment and two are stacked awaiting refurbishment.

RESULTS OF OPERATIONS

      The following tables set forth selected consolidated financial information of the Company by operating segment for the periods indicated:

                                            THREE MONTHS ENDED MARCH 31,
                                     ------------------------------------------
                                            1997                   1996
                                     -------------------    -------------------
                                           (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues
   Domestic land .................   $   16,485     12.6%   $   27,861     42.0%
   Domestic offshore .............       15,950     12.1        12,376     18.7
   International land ............       79,996     60.9        22,839     34.5
   International offshore ........       18,945     14.4         3,159      4.8
                                     ----------   ------    ----------   ------
      Total revenues .............      131,376    100.0        66,235    100.0
                                     ----------   ------    ----------   ------
Operating Costs
   Domestic land .................       12,776     14.0        21,827     45.5
   Domestic offshore .............       11,442     12.6         8,890     18.5
   International land ............       56,273     61.8        16,141     33.7
   International offshore ........       10,596     11.6         1,088      2.3
                                     ----------   ------    ----------   ------
      Total operating costs ......       91,087    100.0        47,946    100.0
                                     ----------   ------    ----------   ------
Gross Margins
   Domestic land .................        3,709      9.2         6,034     33.0
   Domestic offshore .............        4,508     11.2         3,486     19.1
   International land ............       23,723     58.9         6,698     36.6
   International offshore ........        8,349     20.7         2,071     11.3
                                     ----------   ------    ----------   ------
      Total gross margin .........   $   40,289    100.0%   $   18,289    100.0%
                                     ==========   ======    ==========   ======

   THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996.

      REVENUES. Revenues for the three months ended March 31, 1997 increased $65.1 million, or 98%, as compared to the corresponding period in 1996. Of this increase, $57.2 million was a result of expansion of the Company's international land-based operations, due prinmarily to the acquisition of Quitral-Co in April 1996 and the acquisition of Forasol in March 1997. Revenues from international offshore operations increased $15.8 million, due primarily to the addition of the Forasol offshore assets. Revenues attributable to domestic offshore operations increased $3.6 million due primarily to an increased number of the Company's offshore platform rigs working during the 1997 period. Revenues from domestic land-based operations decreased $11.4 million, due to the sale of such operations in February 1997.

      OPERATING COSTS. Operating costs for the three months ended March 31, 1997 increased $43.1 million, or 90%, as compared to the corresponding period in 1996. Of this increase, $40.1 million was a result of expansion of the Company's international land-based operations, due principally to the acquisitions of Quitral-Co and Forasol, as discussed above, and $9.5 million was a result of growth in the Company's international offshore operations, due principally to the addition of the Forasol offshore assets. Operating costs attributable to domestic offshore operations increased $2.6 million due primarily to an increased number of offshore platform rigs working, as discussed above. Operating costs for domestic land operations decreased $9.1 million, due to the sale of such operations.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended March 31, 1997 increased $5.3 million, or 111%, as compared to the corresponding period in 1996, primarily as a result of the acquisitions of Quitral-Co and Forasol and additional expansion of the Company's international land-based and domestic offshore assets, partially offset by the sale of the Company's domestic land-based assets.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended March 31, 1997 increased $6.9 million, or 84%, as compared to the corresponding period in 1996, primarily due to inclusion of such costs for Quitral-Co and Forasol. As a percentage of revenues, total selling, general and administrative costs were 11% for the first quarter of 1997, as compared to 12% for the first quarter of 1996.

      OTHER INCOME (EXPENSE). Other income (expense) for the first quarter of 1997 includes a gain of $83.6 million from the sale of the Company's U.S. land-based well servicing operations. The gain was partially offset by a charge of $3.7 million relating to the induced conversion of $28.0 million principal amount of the Company's 6 1/4% convertible subordinated debentures, and other miscellaneous net charges . Other income (expense) for the first quarter of 1996 included net gains from asset sales, foreign exchange transactions and other sources. Interest income decreased to $509,000 for the three months ended March 31, 1997 from $774,000 for the corresponding 1996 period due to a decrease in cash available for investment. Interest expense for the three months ended March 31, 1997 increased by $877,000 over the corresponding 1996 period, as a result of interest accrued on the convertible subordinated debentures and borrowings related to the Quitral-Co acquisition and other additions to property and equipment. During the three months ended March 31, 1997, the Company capitalized $1.2 million of interest expense in connection with construction projects.

      INCOME TAX PROVISION. The Company's consolidated effective income tax rate for the three months ended March 31, 1997 was approximately 37%, as compared to approximately 27% for the corresponding period in 1996. The increase in the effective tax rate for the first quarter of 1997 resulted from the effects of
(i) certain non-deductible amounts, primarily $3.7 million of costs related to induced conversion of convertible subordinated debenturs, (ii) an estimated combined U.S. federal and state income tax rate of 36% on the gain from the sale of the Company's U.S. land-based well servicing operations, and (iii) an estimated effective income tax rate of 29% on ongoing operations.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had net working capital of $1.5 million and $62.7 million at March 31, 1997 and December 31, 1996, respectively. The Company's current ratio was 1.0 to 1.0 at March 31, 1997 and 1.7 to 1.0 at December 31, 1996.

      Since the end of 1996, the following transactions have had or are expected to have a material impact on the Company's cash requirements:

o In February 1997, the Company sold substantially all of the assets used in its domestic land-based well servicing operations for approximately $135.7 million in cash. The Company's net proceeds from the sale, after of taxes, repayment of indebtedness collateralized by certain of the assets sold and prepayment of terminated operating leases, were approximately $85.6 million. At March 31, 1997, the estimated income tax liability of $42.1 million is included in accrued liabilities on the accompanying unaudited consolidated balance sheet.

o In March 1997, the Company completed the acquisition of Forasol for $113.2 million in cash and 11.1 million shares of Common Stock. The cash portion of the purchase price was funded out of working capital, including the net proceeds from the sale of the Company's domestic land-based well servicing operations and borrowings of $25.7 million under the Credit Facility described below.

o In May 1997, the Company completed the acquisition of the Noble Rigs for $269.0 million in cash. In addition, the Company expects to spend at least $20 million to upgrade and equip two Noble Rigs awaiting refurbishment. The acquisition was financed through the sale of Senior Notes and common stock, discussed below, which was concluded concurrently with the acquisition.

      In March 1997, the Company entered into a revolving credit facility with a group of banks (the "Credit Facility") which provides for availability of up to $100.0 million (including $25.0 million for letters of credit). Availability under the Credit Facility is limited to a borrowing base based on the value of collateral. Unless the Company secures its obligations by June 6, 1997 with additional offshore or domestic assets with a value of at least $40.0 million ("Additional Collateral"), the credit line will be reduced to $75.0 million. The Credit Facility is collateralized by the accounts receivable, inventory and intangibles of the Company and its domestic subsidiaries, two-thirds of the stock of the Company's foreign subsidiaries, the stock of the Company's domestic subsidiaries and certain other assets. The Credit Facility terminates on March 6, 2002 if the Additional Collateral is timely provided; otherwise it terminates on March 6, 2000. The credit line, unless extended, will be reduced by $12.5 million in each of 2000 and 2001.

      The Credit Facility limits the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, enter into mergers and consolidations, pay cash dividends on its capital stock, make acquisitions, sell assets or change its business without prior consent of the lenders. Under the

Credit Facility, the Company must maintain certain financial ratios, including
(i) funded debt to pro forma EBITDA, (ii) funded debt to capitalization, (iii) adjusted EBITDA to debt service and (iv) minimum tangible net worth. In order to complete the public offering of Senior Notes and the acquisition of the Noble Rigs, the Company obtained a waiver from the lenders of certain of these covenants as well as a release of the guarantees provided by the Company's domestic subsidiaries. In connection with such waiver and release, borrowing availability was reduced to $15.0 million until such time as the Credit Facility is amended or replaced. The Company is currently engaged in negotiations with the lenders for the purpose of amending the Credit Facility in order to provide for full restoration of the borrowing capacity thereunder.

      At March 31, 1997, the Company had $45.0 million of borrowings outstanding under the Credit Facility, of which $14.3 million was used to repay amounts outstanding under the Company's previous credit facility and $25.7 million was used to partially fund the acquisition of Forasol. Borrowings under the Credit Facility bear interest at a variable rate, initially 7.44%, based on either the prime rate or LIBOR. These borrowings were repaid in May 1997, as discussed below.

      In May 1997, the Company issued $325,000,000 of 9 3/8% Senior Notes due May 1, 2007 (the "Senior Notes"). Interest on the Senior Notes is payable semiannually on May 1 and November 1 of each year, commencing November 1, 1997. The Senior Notes are not redeemable prior to May 1, 2002, after which they will be redeemable, in whole or in part, at the option of the Company at redemption prices starting at 104.688% and declining to 100% by May 1, 2005. In the event the Company consummates a public equity offering (other than the common stock offering completed concurrently with the Senior Notes offering) on or prior to May 1, 2000, the Company at its option may use all or a portion of the proceeds from such public equity offering to redeem up to $108,333,000 principal amount of the Senior Notes at a redemption price equal to 109.375% of the aggregate principal amount thereof, together with accrued and unpaid interest to the date of redemption.

      The Indenture governing the Senior Notes, as amended and supplemented (the "Indenture"), contains provisions which limit the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, enter into mergers and consolidations, pay cash dividends on its capital stock, make acquisitions, sell assets or change its business.

      In May 1997, the Company also sold 4,300,000 shares of common stock to the public at $17.00 per share. In addition, the Company has granted the underwriters an option, exercisable through May 31, 1997, to purchase up to an aggregate of 645,000 additional shares of common stock to cover over-allotments, if any.

      Net proceeds from the combined offerings of Senior Notes and common stock totaled approximately $386,000,000, excluding net proceeds from exercise of the underwriters over-allotment option, if any. Of such net proceeds, approximately $270,000,000 was used to finance the purchase of the Noble Rigs, including acquisition costs, and at least $20,000,000 is expected to be used to upgrade and equip two of the Noble Rigs awaiting refurbishment. Approximately $45,000,000 was used to repay the balance outstanding under the Revolving Credit Facility and approximately $30,000,000 is expected to be used to repay certain other indebtedness. The Company intends to use excess proceeds from the offerings for general corporate purposes, including acquisitions and capital projects.

      Management believes that the cash generated from the Company's operations, together with the net proceeds from the offerings and borrowings under the Credit Facility as amended or replaced, will be adequate to fund its normal ongoing capital expenditure, working capital and debt service requirements.

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

FORWARD-LOOKING INFORMATION

      This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q that address activities, events or developments that the Company expects, projects, believes or anticipates will or may occur in the future, including such matters as future operating results, future capital expenditures and investments in the acquisition and refurbishment of rigs (including the amount and nature thereof), repayment of debt, expansion and other development trends of the contract drilling industry, business strategies, expansion and growth of operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including those discussed herein, general economic and business conditions, prices of crude oil and natural gas, foreign exchange and currency fluctuations, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations or other factors, many of which are beyond the control of the Company. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

ACCOUNTING MATTERS

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), SFAS No. 128, which is effective for periods ending after December 15, 1997, including interim periods, simplifies the standards for computing earnings per share and replaces the presentation of primary earnings per share with a presentation of basic earnings per share. Initial adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations. Early adoption is not permitted.

                           PART II. OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      A special meeting of shareholders of the Company was held in Houston, Texas on March 5, 1997, for the purpose of voting on the proposal described below. Proxies for the meeting were solicited pursuant to Section 14 (a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to managements solicitation.

      Shareholders approved a single, unified proposal (I) to amend the Company's Restated Articles of Incorporation to increase the number of authorized shares of common stock from 40,000,000 to 100,000,000 and (ii) to issue approximately 11,100,000 shares of common stock in connection with the Company's acquisition of the operating subsidiaries of Forasol-Foramer N.V., by the following vote:

                   Shares voted "For" ...........  20,315,047
                   Shares voted "Against" .......     879,945
                   Shares "Abstaining" ..........      29,629
                   Shares not voted .............   7,303,035

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)Exhibits

EXHIBIT NO.

      4.1 - Indenture dated as of May 1, 1997 between Pride Petroleum Services, Inc. And The Chase Manhattan Bank, as Trustee.

      4.2 - First Supplemental Indenture dated as of May 1, 1997 between Pride Petroleum Services, Inc. And The Chase Manhattan Bank, as Trustee.

      15 - Awareness Letter of Independent Accountants

      (b)Reports on Form 8-K

      In a Current Report on Form 8-K filed March 7, 1997, the Company announced that it had completed the sale of substantially all of the assets used in its U.S. land-based well servicing business to Dawson Production Services, Inc. The Company also announced that it had entered into a definitive agreement to acquire 12 mat-supported jackup drilling rigs and the hull of an additional jackup drilling rig from Noble Drilling Corporation. The Current Report on Form 8-K included the required pro forma financial information.

      In a Current Report on Form 8-K filed March 25, 1997, the Company announced that it had completed the acquisition of the operating subsidiaries of Forasol-Foramer N.V.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PRIDE PETROLEUM SERVICES, INC.

                                         By: RAY H. TOLSON
                                             (RAY H. TOLSON)
                                             Chairman of the Board and
                                             Chief Executive Officer

                                         By: PAUL A. BRAGG
                                             (PAUL A. BRAGG)
                                             President and Chief
                                             Operating Officer

                                         By: EARL W. MCNIEL
                                             (EARL W. MCNIEL)
                                             Vice President and Chief
                                             Financial Officer

Date: May 14, 1997