Form 10-Q
period 1997-06-30
PRIDE INTERNATIONAL INC
filed 1997-08-14
CIK 833081

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-16961

                            PRIDE INTERNATIONAL, INC.
                     FORMERLY PRIDE PETROLEUM SERVICES, INC.
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [X]    NO [ ]

          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

                                                      OUTSTANDING AT
            CLASS OF COMMON STOCK                     AUGUST 1, 1997
            ---------------------                  -----------------
                  no par                            46,708,345 shares

-------------------------------------------------------------------------------

                            PRIDE INTERNATIONAL, INC.

                                      INDEX

                                                                        PAGE NO.
PART I.    FINANCIAL INFORMATION

    Item 1.    Financial Statements

        Consolidated Balance Sheet
           June 30, 1997 and December 31, 1996...............................  4
        Consolidated Statement of Operations -
           Three months ended June 30, 1997 and 1996.........................  5
        Consolidated Statement of Operations -
           Six months ended June 30, 1997 and 1996...........................  6
        Consolidated Statement of Cash Flows -
           Six months ended June 30, 1997 and 1996...........................  7
        Notes to Unaudited Consolidated Financial Statements.................  8
        Report of Independent Accountants.................................... 14

    Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................. 15

PART II.   OTHER INFORMATION

    Item 4.    Submission of Matters to a Vote of Security Holders........... 23

    Item 6.    Exhibits and Reports on Form 8-K.............................. 23

    Signatures............................................................... 24

                               PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            PRIDE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     JUNE 30,    DECEMBER 31,
                                                                        1997        1996
                                                                    -----------    ---------
                                                                     (UNAUDITED)
                                            ASSETS
CURRENT ASSETS
    Cash and cash equivalents ...................................   $    81,604    $  10,310
    Short-term investments ......................................           639          460
    Trade receivables, net of allowance for doubtful
       accounts of $300 and $292, respectively ..................       161,436       99,531
    Parts and supplies ..........................................        28,238       27,642
    Deferred income taxes .......................................         4,670        1,778
    Other current assets ........................................        32,898       16,686
                                                                    -----------    ---------
           Total current assets .................................       309,485      156,407
                                                                    -----------    ---------
PROPERTY AND EQUIPMENT, at cost .................................     1,094,802      514,903
ACCUMULATED DEPRECIATION ........................................       (72,676)    (139,654)
                                                                    -----------    ---------
           Net property and equipment ...........................     1,022,126      375,249
                                                                    -----------    ---------
OTHER ASSETS
    Investments in and advances to affiliates ...................         9,268         --
    Goodwill and other intangibles, net .........................         3,940        3,134
    Other .......................................................        20,531        7,272
                                                                    -----------    ---------
           Total other assets ...................................        33,739       10,406
                                                                    -----------    ---------
                                                                    $ 1,365,350    $ 542,062
                                                                    ===========    =========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable ............................................   $    72,670    $  31,918
    Accrued expenses ............................................        96,112       25,785
    Short-term borrowings .......................................        12,309        3,300
    Current portion of long-term debt ...........................        42,652       32,682
    Current portion of long-term lease obligations ..............         5,694         --
                                                                    -----------    ---------
           Total current liabilities ............................       229,437       93,685
                                                                    -----------    ---------
OTHER LONG-TERM LIABILITIES .....................................        10,606       12,134
LONG-TERM DEBT, net of current portion ..........................       446,456      106,508
LONG-TERM LEASE OBLIGATIONS, net of current portion .............        32,857         --
CONVERTIBLE SUBORDINATED DEBENTURES .............................        52,500       80,500
DEFERRED INCOME TAXES ...........................................        46,912       47,438
MINORITY INTEREST ...............................................         1,125         --
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
    Common stock, no par value; 100,000,000 shares authorized;
        46,707,767 and 28,571,876 shares issued and 46,653,547
        and 28,517,656 shares outstanding, respectively .........             1            1
    Paid-in capital .............................................       416,694      143,581
    Treasury stock, at cost .....................................          (191)        (191)
    Retained earnings ...........................................       128,953       58,406
                                                                    -----------    ---------
           Total shareholders' equity ...........................       545,457      201,797
                                                                    -----------    ---------
                                                                    $ 1,365,350    $ 542,062
                                                                    ===========    =========

     The accompanying notes are an integral part of the consolidated financial statements.

                                   PRIDE INTERNATIONAL, INC.
                             CONSOLIDATED STATEMENT OF OPERATIONS
                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                          (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                       ------------------------
                                                         1997           1996
                                                       ---------      ---------
REVENUES .........................................     $ 174,537      $ 101,989
OPERATING COSTS ..................................       113,872         73,914
                                                       ---------      ---------
    Gross Margin .................................        60,665         28,075
DEPRECIATION AND AMORTIZATION ....................        15,423          7,045
SELLING, GENERAL AND ADMINISTRATIVE ..............        18,342         11,669
                                                       ---------      ---------

           Earnings from operations ..............        26,900          9,361

OTHER INCOME (EXPENSE)
    Other income .................................            82            469
    Interest income ..............................         1,414            623
    Interest expense .............................        (9,918)        (4,124)
                                                       ---------      ---------
           Total other income (expense), net .....        (8,422)        (3,032)
                                                       ---------      ---------

EARNINGS BEFORE MINORITY INTEREST
  AND INCOME TAXES ...............................        18,478          6,329

MINORITY INTEREST ................................            94           --
                                                       ---------      ---------


EARNINGS BEFORE INCOME TAXES .....................        18,384          6,329

INCOME TAX PROVISION .............................         5,331          1,534
                                                       ---------      ---------

NET EARNINGS .....................................     $  13,053      $   4,795
                                                       =========      =========

NET EARNINGS PER SHARE:
    Primary ......................................     $     .28      $     .18
    Fully diluted ................................     $     .27      $     .17

WEIGHTED AVERAGE COMMON SHARES AND
   COMMON SHARE EQUIVALENTS OUTSTANDING:
    Primary ......................................        46,679         26,583
    Fully diluted ................................        51,194         33,052

     The accompanying notes are an integral part of the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)
                                                        SIX MONTHS ENDED
                                                              JUNE 30,
                                                       ------------------------
                                                         1997            1996
                                                       ---------      ---------
REVENUES .........................................     $ 305,913      $ 168,224
OPERATING COSTS ..................................       204,959        121,860
                                                       ---------      ---------
    Gross Margin .................................       100,954         46,364
DEPRECIATION AND AMORTIZATION ....................        25,497         11,819
SELLING, GENERAL AND ADMINISTRATIVE ..............        33,360         19,826
                                                       ---------      ---------

           Earnings from operations ..............        42,097         14,719

OTHER INCOME (EXPENSE)
    Other income .................................        78,833            696
    Interest income ..............................         1,923          1,397
    Interest expense .............................       (13,349)        (6,678)
                                                       ---------      ---------
           Total other income (expense), net .....        67,407         (4,585)
                                                       ---------      ---------

EARNINGS BEFORE MINORITY INTEREST
  AND INCOME TAXES ...............................       109,504         10,134

MINORITY INTEREST ................................           168           --
                                                       ---------      ---------


EARNINGS BEFORE INCOME TAXES .....................       109,336         10,134

INCOME TAX PROVISION .............................        38,789          2,559
                                                       ---------      ---------

NET EARNINGS .....................................     $  70,547      $   7,575
                                                       =========      =========

NET EARNINGS PER SHARE:
    Primary ......................................     $    1.76      $     .29
    Fully diluted ................................     $    1.58      $     .28

WEIGHTED AVERAGE COMMON SHARES AND
   COMMON SHARE EQUIVALENTS OUTSTANDING:
    Primary ......................................        40,109         26,370
    Fully diluted ................................        45,374         32,056

     The accompanying notes are an integral part of the consolidated financial statements.

                                   PRIDE INTERNATIONAL, INC.
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (IN THOUSANDS)
                                          (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                    ----------------------
                                                                        1997        1996
                                                                    ---------    ---------
OPERATING ACTIVITIES
    Net earnings ................................................   $  70,547    $   7,575
    Adjustments to reconcile net earnings to net
       cash provided by operating activities -
        Depreciation and amortization ...........................      25,497       11,819
        Gain on sale of assets ..................................     (84,387)        (268)
        Effect of exchange rates ................................         346         (543)
        Deferred tax provision (benefit) ........................      (5,905)       1,706
        Minority interest .......................................        (168)        --
        Changes in assets and liabilities, net of
           effects of acquisitions -
           Trade receivables ....................................      (4,426)     (14,418)
           Parts and supplies ...................................      (2,577)      (1,181)
           Other current assets .................................      (6,871)      (1,979)
           Accounts payable .....................................       7,446        2,327
           Accrued expenses and other ...........................      (6,197)      (2,179)
                                                                    ---------    ---------
               Net cash provided (used) by operating activities..      (6,695)       2,859
                                                                    ---------    ---------

INVESTING ACTIVITIES
    Purchase of net assets of acquired entities,
       including acquisition costs, less cash acquired ..........    (371,802)    (106,286)
    Purchases of property and equipment .........................     (66,777)     (24,424)
    Proceeds from sales of property and equipment ...............     139,010        5,868
    Proceeds from sales of short-term investments ...............         468        5,100
    Purchases of short-term investments .........................        (647)        --
    Other .......................................................          33          (12)
                                                                    ---------    ---------
               Net cash used in investing activities ............    (299,715)    (119,754)
                                                                    ---------    ---------

FINANCING ACTIVITIES
    Proceeds from issuance of common stock ......................      72,691        1,333
    Proceeds from issuance of convertible subordinated debentures        --         77,585
    Proceeds from debt borrowings ...............................     396,887       65,455
    Reduction of debt and capital lease obligations .............     (90,524)     (27,932)
    Other .......................................................      (1,350)        (113)
                                                                    ---------    ---------
               Net cash provided by financing activities ........     377,704      116,328
                                                                    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS ............................................      71,294         (567)
CASH AND CASH EQUIVALENTS, beginning of period ..................      10,310        9,295
                                                                    ---------    ---------

CASH AND CASH EQUIVALENTS, end of period ........................   $  81,604    $   8,728
                                                                    =========    =========

     The accompanying notes are an integral part of the consolidated financial statements.

                                  PRIDE INTERNATIONAL, INC.
                     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

        The unaudited consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with Pride International, Inc.'s (formerly Pride Petroleum Services, Inc.) (the "Company's") audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

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

        As of June 30, 1997 and December 31, 1996, the Company had accrued approximately $2,857,000 and $4,853,000, respectively, for estimated claims liabilities, of which $1,641,000 and $3,713,000, respectively, was included in current liabilities and $1,216,000 and $1,140,000, respectively, was included in other long-term liabilities in the accompanying unaudited consolidated balance sheet. As of June 30, 1997, the Company had letters of credit outstanding totaling $10,729,000. These letters of credit principally guarantee the funding of the Company's share of insured claims.

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

                           PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        In March 1997, the Company acquired the operating subsidiaries of Forasol-Foramer N.V. (collectively, "Forasol") for aggregate consideration of $285,644,000, consisting of $113,222,000 in cash and 11,099,191 shares of common stock valued at $172,422,000, based on the approximate market value of the common stock prior to the date of the agreement of $15.50 per share. The acquisition of Forasol was recorded using the purchase method of accounting. The operating results of Forasol have been included in the Company's consolidated results of operations from the date of acquisition.

        The assets acquired and liabilities assumed in the Forasol acquisition, based on the Company's preliminary purchase price allocation, were as follows:

                                                            ASSETS (LIABILITIES)
                                                              (IN THOUSANDS)
           Cash and cash equivalents.......................   $  13,438
           Trade receivables...............................      57,479
           Deferred income taxes...........................       1,083
           Other current assets............................      14,924
           Property and equipment..........................     377,819
           Investments in affiliates.......................       9,586
           Other assets....................................       4,919
           Accounts payable................................     (33,214)
           Accrued expenses................................     (60,468)
           Short-term borrowings...........................     (15,354)
           Long-term debt..................................     (31,361)
           Long-term lease obligations.....................     (35,514)
           Deferred income taxes.........................       (15,569)
           Minority interest...............................      (2,124)
                                                              ---------
                                                              $ 285,644
                                                              =========

        In May 1997, the Company acquired 13 mat-supported jackup drilling rigs (the "Noble Rigs") from Noble Drilling Corporation and certain subsidiaries for approximately $269,000,000 in cash. The acquisition was financed through the sale of Senior Notes and common stock, which was concluded concurrently with the acquisition. The acquisition was recorded using the purchase method of accounting. The operating results of the Noble Rigs have been included in the Company's consolidated results of operations from the date of acquisition.

        Unaudited pro forma results of operations assuming the sale of the Company's U.S. land-based well servicing operations and the acquisitions of Forasol and the Noble Rigs had occurred on January 1, 1996, are as follows:

                                                         SIX MONTHS ENDED
                                                              JUNE 30,
                                                        ---------------------
                                                          1997        1996
                                                        ---------   ---------
                                                        (IN THOUSANDS, EXCEPT
                                                          PER SHARE AMOUNTS)
        Revenues......................................  $ 362,077   $ 234,333
        Net earnings..................................  $  18,602   $  (1,967)
        Earnings per share -
           Primary....................................  $     .42   $    (.05)
           Fully diluted..............................  $     .40

        The pro forma results of operations presented above do not purport to be indicative of the results of operations of the Company that might have occurred if such transactions had occurred as of January 1, 1996 nor are they indicative of future results.

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.  DEBT

    SHORT-TERM BORROWINGS

        The Company has agreements with several banks for short-term lines of credit denominated in U.S. dollars, French francs and Argentine pesos. The facilities are renewable annually and bear interest at variable rates based on LIBOR for the U.S. dollar and Argentine peso denominated facilities, and PIBOR for the French franc denominated facilities. The interest rates on such borrowings at June 30, 1997 range from 4.2% to 12.0%.

    LONG-TERM DEBT

        Long-term debt at June 30, 1997 and December 31, 1996 consists of the following:

                                                       JUNE 30,    DECEMBER 31,
                                                         1997          1996
                                                       --------      --------
                                                           (IN THOUSANDS)
Senior Notes ....................................      $325,000      $   --
Collateralized term loans .......................        86,486        46,169
Limited-recourse collateralized term loans ......        37,117        38,935
Note payable to sellers .........................        17,000        23,000
Eximbank notes payable ..........................         7,716         8,900
Notes payable ...................................         8,318         4,033
Acquisition note payable ........................          --           3,877
Secured bank facility ...........................          --          14,276
Revolving credit facility .......................          --            --
Loan obligations to customers ...................         7,471          --
                                                       --------      --------
                                                        489,108       139,190
Less: current portion ...........................        42,652        32,682
                                                       --------      --------
                                                       $446,456      $106,508
                                                       ========      ========

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

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        The Indenture governing the Senior Notes, as amended and supplemented (the "Indenture"), contains provisions which limit the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, enter into mergers and consolidations, pay cash dividends on its capital stock, make acquisitions, sell assets or change its business.

        Net proceeds from the issuance of Senior Notes totaled approximately $316,600,000, after deducting underwriting discounts and estimated offering expenses. Of such net proceeds, approximately $270,000,000 was used to finance the purchase of the Noble Rigs, including acquisition costs, and approximately $25,000,000 was used to repay certain outstanding indebtedness.

        During 1994, the Company entered into long-term financing arrangements with two Japanese trading companies in connection with the construction and operation of two drilling/workover barge rigs. The term loans are collateralized by the barge rigs and related charter contracts. The loans are being repaid from the proceeds of the related charter contracts in equal monthly installments of principal and interest through July 2004. In addition, a portion of contract proceeds is being held in trust to assure that timely payment of future debt service obligations is made. At June 30, 1997, $2,435,000 of such contract proceeds, which amount is included in cash and cash equivalents on the accompanying unaudited consolidated balance sheet, are being held in trust as security for the lenders, and are not presently available for use by the Company.

        In March 1997, the Company entered into a senior secured revolving credit facility with a group of banks (the "Credit Facility") under which up to $100 million (including $25 million for letters of credit) is available. Availability under the Credit Facility is limited to a borrowing base based on the value of collateral. Unless the Company collateralizes its obligations with additional offshore or domestic assets with a value of at least $40 million ("Additional Collateral"), the amount available under the Credit Facility would be reduced to $75 million. The Credit Facility is collateralized by the accounts receivable, inventory and intangibles of the Company and its domestic subsidiaries, two-thirds of the stock of the Company's foreign subsidiaries and the stock of the Company's domestic subsidiaries. The Company's domestic subsidiaries also initially provided guarantees. The Credit Facility terminates on March 6, 2002 if the Additional Collateral is timely provided; otherwise it terminates on March 6, 2000. The credit line will be reduced by $12.5 million in each of 2000 and 2001. Borrowings under the Credit Facility bear interest at a variable rate, initially 7.44%, based on either the prime rate or LIBOR.

        The Credit Facility limits the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, enter into mergers and consolidations, pay cash dividends on its capital stock, make acquisitions, sell assets or change its business without prior consent of the lenders. Under the Credit Facility, the Company must maintain certain financial ratios, including (i) funded debt to pro forma EBITDA, (ii) funded debt to capitalization, (iii) adjusted EBITDA to debt service and (iv) minimum tangible net worth. In order to complete the public offering of Senior Notes and the acquisition of the Noble Rigs, the Company obtained a waiver from the lenders of certain of these convenants as well as a release of the guarantees provided by the Company's domestic subsidiaries. In connection with such waiver and release, borrowing availability was reduced to $15.0 million until such time as the Credit Facility is amended or replaced. The Company is currently engaged in negotiations with the lenders for the purpose of amending the Credit facility in order to provide for full restoration of the borrowing

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

capacity thereunder.

        Collateralized term loans at June 30, 1997 includes a loan with a principal balance of $16,526,000 which was assumed in connection with the acquisition of Forasol. The loan is payable in semiannual installments through August 2002 and bears interest at 7.55%.

        Notes payable at June 30, 1997 include financed insurance premiums, a note payable collateralized by certain support assets and other notes payable assumed in connection with the acquisition of Forasol.

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

5.  CAPITAL LEASES

        In connection with the acquisition of Forasol, the Company assumed capital lease obligations pursuant to a sale leaseback agreement for three tender assisted rigs. The obligation is payable in semiannual installments through October 2002, and bears interest at 7.67%.

                                                          JUNE 30, DECEMBER 31,
                                                           1997       1996
                                                         ---------   ------
                                                          (IN THOUSANDS)
        Total capital lease obligations...............   $  38,551   $  --
        Less: current portion.........................       5,694      --
                                                         ---------   ------
                                                         $  32,857   $  --
                                                         =========   ======

6.  COMMON STOCK OFFERING

        In May 1997, concurrently with the issuance of the Senior Notes, the Company also sold 4,391,505 shares of common stock to the public at $17.00 per share. Net proceeds from the public sale of common stock totaled approximately $70,881,000, after deducting underwriting discounts and estimated offering expenses. Of such net proceeds, approximately $45,000,000 was used to repay the balance outstanding under the Credit Facility and approximately $5,000,000 was used to repay certain other indebtedness. The Company intends to use excess proceeds from the offerings for general corporate purposes, including acquisitions and capital projects.


7.  INCOME TAXES

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        The Company's consolidated effective income tax rate for the six months ended June 30, 1997 was approximately 35%, as compared to approximately 25% for the corresponding period in 1996. The increase in the effective tax rate for the first six months of 1997 resulted from the effects of (i) certain non-deductible amounts, primarily $3.7 million of costs related to induced conversion of convertible subordinated debentures, (ii) an estimated effective combined U.S. federal and state income tax rate of 36% on the gain from the sale of the Company's U.S. land-based well servicing operations, and (iii) an estimated effective income tax rate of 29% on ongoing operations.

8.  NET EARNINGS PER SHARE

        Primary net earnings per share has been computed based on the weighted average number of common shares outstanding during the applicable period. Common share equivalents have been included in periods in which their effect is dilutive. Common share equivalents include the number of shares issuable upon the exercise of stock options and warrants, less the number of shares that could have been repurchased with the exercise proceeds, using the treasury stock method. Fully diluted net earnings per share has been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period, as if the convertible subordinated debentures were converted into common stock at the beginning of the applicable period, after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the convertible subordinated debentures.

        The following table presents information necessary to calculate fully diluted net earnings per share:

                                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                                 JUNE 30,                           JUNE 30,
                                                                        -------------------------         -------------------------
                                                                          1997             1996             1997             1996
                                                                        --------         --------         --------         --------
                                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net earnings ...................................................        $ 13,053         $  4,795         $ 70,547         $  7,575
Interest on convertible subordinated debentures ................             860            1,331            1,956            2,293
Income tax effect ..............................................            (309)            (479)            (704)            (825)
                                                                        --------         --------         --------         --------
       Net earnings applicable
           to common stock .....................................        $ 13,604         $  5,647         $ 71,799         $  9,043
                                                                        ========         ========         ========         ========
Weighted average number of
    common shares outstanding ..................................          44,884           25,038           38,063           24,942
Additional shares assuming conversion of:
    Convertible subordinated debentures ........................           4,286            6,571            5,270            5,636
    Stock options and warrants .................................           2,024            1,443            2,041            1,478
                                                                        --------         --------         --------         --------
       Weighted average common shares
           and equivalents outstanding .........................          51,194           33,052           45,374           32,056
                                                                        ========         ========         ========         ========

       Fully diluted net earnings per share ....................        $    .27         $    .17         $   1.58         $    .28
                                                                        ========         ========         ========         ========

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Pride International, Inc.:

        We have reviewed the accompanying consolidated balance sheet of Pride International, Inc. as of June 30, 1997, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 1997 and 1996 and the related consolidated statement of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Pride International, Inc. (formerly Pride Petroleum Services, Inc.) as of December 31, 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 30, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                        COOPERS & LYBRAND L.L.P.

Houston, Texas
August 14, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of Pride International, Inc. (the "Company") as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 included elsewhere herein, and with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

    O In June 1994, the Company acquired the largest fleet of modular platform rigs, consisting of 22 units, in the Gulf of Mexico. Four additional platform rigs have since been constructed and added to the fleet, replacing four rigs which were retired. Three additional rigs are currently under construction.

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

    O In May 1997, the Company acquired 13 mat-supported jackup drilling rigs from Noble. Nine of the rigs are currently operating in the Gulf of Mexico, one rig is operating offshore West Africa, one is completing refurbishment and is expected to be placed in service in September 1997 and two are in the initial stages of refurbishment.

RESULTS OF OPERATIONS

        The following tables set forth selected consolidated financial information of the Company by operating segment for the periods indicated:

                                                         THREE MONTHS ENDED JUNE 30,
                                                         1997                 1996
                                                    ---------------------------------------
                                                       (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues
    Domestic land................................   $  --        --  %    $  30,084   29.5%
    Domestic offshore............................      29,413    16.9        14,698   14.4
    International land...........................     103,201    59.1        53,649   52.6
    International offshore.......................      41,923    24.0         3,558    3.5
                                                    ---------  ------     ---------  -----
        Total revenues...........................     174,537   100.0       101,989  100.0
                                                    ---------  ------     ---------  -----
Operating Costs
    Domestic land................................      --        --          23,881   32.3
    Domestic offshore............................      14,633    12.8        10,590   14.3
    International land...........................      76,139    66.9        37,914   51.3
    International offshore.......................      23,100    20.3         1,529    2.1
                                                    ---------  ------     ---------  -----
        Total operating costs....................     113,872   100.0        73,914  100.0
                                                    ---------  ------     ---------  -----
Gross Margin
    Domestic land................................      --        --           6,203   22.1
    Domestic offshore............................      14,780    24.4         4,108   14.6
    International land...........................      27,062    44.6        15,735   56.1
    International offshore.......................      18,823    31.0         2,029    7.2
                                                    ---------  ------     ---------  -----
        Total gross margin.......................   $  60,665   100.0%    $  28,075  100.0%
                                                    =========  ======     =========  =====

                                                           SIX MONTHS ENDED JUNE 30,
                                                       1997                  1996
                                                    -------------------------------------
                                                      (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues
    Domestic land................................   $  16,485     5.4%    $  57,945   34.4%
    Domestic offshore............................      45,363    14.8        27,074   16.1
    International land...........................     183,197    59.9        76,488   45.5
    International offshore.......................      60,868    19.9         6,717    4.0
                                                    ---------  ------     ---------  -----
        Total revenues...........................     305,913   100.0       168,224  100.0
                                                    ---------  ------     ---------  -----
Operating Costs
    Domestic land................................      12,776     6.2        45,708   37.5
    Domestic offshore............................      26,075    12.7        19,480   16.0
    International land...........................     132,412    64.6        54,055   44.4
    International offshore.......................      33,696    16.5         2,617    2.1
                                                    ---------  ------     ---------  -----
        Total operating costs....................     204,959   100.0       121,860  100.0
                                                    ---------  ------     ---------  -----
Gross Margin
    Domestic land................................       3,709     3.7        12,237   26.4
    Domestic offshore............................      19,288    19.1         7,594   16.4
    International land...........................      50,785    50.3        22,433   48.4
    International offshore.......................      27,172    26.9         4,100    8.8
                                                    ---------  ------     ---------  -----
        Total gross margin.......................   $ 100,954   100.0%    $  46,364  100.0%
                                                    =========  ======     =========  =====

    THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30,
1996.

        REVENUES. Revenues for the three months ended June 30, 1997 increased $72.5 million, or 71%, as compared to the corresponding period in 1996. Of this increase, $49.5 million was a result of expansion of the Company's international land-based operations, due primarily to the acquisition of Forasol in March 1997, the acquisition of Ingeser in October 1996 and the acquisition of Quitral-Co in April 1996. Revenues from international offshore operations increased $38.4 million, due principally to the addition of the Forasol offshore assets. Revenues attributable to domestic offshore operations increased $14.7 million due primarily to the acquisition of the Noble Rigs in May 1997. These increases were partially offset by a decrease in revenues of $30.1 million due to the sale of the Company's U.S. land-based well servicing operations in February 1997.

        OPERATING COSTS. Operating costs for the three months ended June 30, 1997 increased $40.0 million, or 54%, as compared to the corresponding period in 1996. Of this increase, $38.2 million was a result of expansion of the Company's international land-based operations, due principally to the acquisitions of Forasol, Ingeser and Quitral-Co, as discussed above. Operating costs for international offshore operations increased $21.6 million, due principally to the addition of the Forasol offshore assets. Operating costs attributable to domestic offshore operations increased $4.1 million due primarily to the acquisition of the Noble Rigs, as discussed above. Operating costs decreased by $23.9 million due to the sale of the Company's U.S. land-based well servicing operations, as discussed above.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended June 30, 1997 increased $8.4 million, or 119%, as compared to the corresponding period in 1996, primarily as a result of the acquisitions of Forasol, Ingeser, Quitral-Co and the Noble Rigs, partially offset by the sale of the Company's domestic land-based assets.

        SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended June 30, 1997 increased $6.7 million, or 57%, as compared to the corresponding period in 1996, primarily due to inclusion of such costs for Forasol, Ingeser and Quitral-Co. As a percentage of revenues, total selling, general and administrative costs were 10.5% for the second quarter of 1997, as compared to 11.4% for the second quarter of 1996.

        OTHER INCOME (EXPENSE). Other income (expense) for the second quarter of 1997 included net gains from asset sales, foreign exchange transactions and other sources. Interest income for the three months ended June 30, 1997 increased by $791,000 as compared to the corresponding period in 1996, due to an increase in cash available for investment. Interest expense for the three months ended June 30, 1997 increased by $5.8 million over the corresponding 1996 period, as a result of interest accrued on the Senior Notes, borrowings assumed in connection with the acquisition of Forasol and other additions to property and equipment. During the three months ended June 30, 1997, the Company capitalized $800,000 of interest expense in connection with construction projects.

        INCOME TAX PROVISION. The Company's consolidated effective income tax rate for the three months ended June 30, 1997 was approximately 29%, as compared to approximately 24% for the corresponding period in 1996.

    SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

        REVENUES. Revenues for the six months ended June 30, 1997 increased $137.7 million, or 82%, as compared to the corresponding period in 1996. Of this increase, $106.7 million was a result of expansion of the Company's international land-based operations, due primarily to the acquisition of Forasol in March 1997, the acquisition of Ingeser in October 1996 and the acquisition of Quitral-Co in April 1996. Revenues from international offshore operations increased $54.2 million, due principally to the addition of the Forasol offshore assets. Revenues attributable to domestic offshore operations increased $18.3 million due primarily to the acquisition of the Noble Rigs in May 1997. These increases were partially offset by a decrease in revenues of $41.5 million due to the sale of the Company's U.S. land-based well servicing operations in February 1997.

        OPERATING COSTS. Operating costs for the six months ended June 30, 1997 increased $83.1 million, or 68%, as compared to the corresponding period in 1996. Of this increase, $78.3 million was a result of expansion of the Company's international land-based operations, due principally to the acquisitions of Forasol, Ingeser and Quitral-Co, as discussed above. Operating costs for international offshore operations increased $31.1 million, due principally to the addition of the Forasol offshore assets. Operating costs attributable to domestic offshore operations increased $6.6 million due primarily to the acquisition of the Noble Rigs. Operating costs decreased by $32.9 million due to the sale of the Company's U.S. land-based well servicing operations, as discussed above.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the six months ended June 30, 1997 increased $13.7 million, or 116%, as compared to the corresponding period in 1996, primarily as a result of the acquisitions of Forasol, Ingeser, Quitral-Co and the Noble Rigs, partially offset by the sale of the Company's domestic land-based assets.

        SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the six months ended June 30, 1997 increased $13.5 million, or 68%, as compared to the corresponding period in 1996, primarily due to inclusion of such costs for Forasol, Ingeser and Quitral-Co. As a percentage of revenues, total selling, general and administrative costs were 10.9% for the first six months of 1997, as compared to 11.8% for the first six months of 1996.

        OTHER INCOME (EXPENSE). Other income (expense) for the six months ended June 30, 1997 includes a gain of $83.6 million from the sale of the Company's U.S. land-based well servicing operations. The gain was partially offset by a charge of $3.7 million relating to the induced conversion of $28.0 million principal amount of the Company's 6 1/4% convertible subordinated debentures and other miscellaneous net charges. Other income (expense) for the six months ended June 30, 1996 included net gains from asset sales, foreign exchange transactions and other sources. Interest income for the six months ended June 30, 1997 increased by $526,000 as compared to the corresponding period in 1996 due to an increase in cash available for investment. Interest expense for the six months ended June 30, 1997 increased by $6.7 million over the corresponding 1996 period, as a result of interest accrued on the Senior Notes, borrowings assumed in connection with the acquisition of Forasol and borrowings related to the Quitral-Co acquisition and other additions to property and equipment. During the six months ended June 30, 1997, the Company capitalized $2.0 million of interest expense in connection with construction projects.

        INCOME TAX PROVISION. The Company's consolidated effective income tax rate for the six months ended June 30, 1997 was approximately 35%, as compared to approximately 25% for the corresponding period in 1996. The increase in the effective tax rate for the first six months of 1997 resulted from the effects of
(i) certain non-deductible amounts, primarily $3.7 million of costs related to induced conversion of convertible subordinated debentures, (ii) an estimated effective combined U.S. federal and state income tax rate of 36% on the gain from the sale of the Company's U.S. land-based well servicing operations, and
(iii) an estimated effective income tax rate of 29% on ongoing operations.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had net working capital of $80.0 million and $62.7 million at June 30, 1997 and December 31, 1996, respectively. The Company's current ratio was 1.3 to 1.0 at June 30, 1997 and 1.7 to 1.0 at December 31, 1996.

        Since the end of 1996, the following transactions have had a material impact on the Company's cash requirements:

    o In February 1997, the Company sold substantially all of the assets used in its domestic land-based well servicing operations for approximately $135.7 million in cash. The Company's net proceeds from the sale, after taxes, repayment of indebtedness collateralized by certain of the assets sold and prepayment of terminated operating leases, were approximately $85.6 million. At June 30, 1997, the remaining estimated income tax liability of $22.7 million is included in accrued liabilities in the accompanying unaudited consolidated balance sheet.

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

        In March 1997, the Company entered into a revolving credit facility with a group of banks (the "Credit Facility") which provides for availability of up to $100.0 million (including $25.0 million for letters of credit). Availability under the Credit Facility is limited to a borrowing base based on the value of collateral. Unless the Company secures its obligations with additional offshore or domestic assets with a value of at least $40.0 million ("Additional Collateral"), the credit line will be reduced to $75.0 million. The Credit Facility is collateralized by the accounts receivable, inventory and intangibles of the Company and its domestic subsidiaries, two-thirds of the stock of the Company's foreign subsidiaries, the stock of the Company's domestic subsidiaries and certain other assets. The Credit Facility terminates on March 6, 2002 if the Additional Collateral is timely provided; otherwise it terminates on March 6, 2000. The credit line, unless extended, will be reduced by $12.5 million in each of 2000 and 2001.

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

        During the first quarter of 1997, the Company borrowed an aggregate of $45.0 million pursuant to the Credit Facility, of which $14.3 million was used to repay amounts outstanding under the Company's previous credit facility and $25.7 million was used to partially fund the acquisition of Forasol. Borrowings under the Credit Facility bear interest at a variable rate, initially 7.44%, based on either the prime rate or LIBOR. These borrowings were repaid in May 1997, as discussed below.

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

        In May 1997, the Company also sold 4,391,505 shares of common stock to the public at $17.00 per share. Net proceeds from the combined offerings of Senior Notes and common stock totaled approximately $387.5 million, after deducting underwriting discounts and estimated offering expenses. Of such net proceeds, approximately $270,000,000 was used to finance the purchase of the Noble Rigs, including acquisition costs, approximately $45,000,000 was used to repay the balance outstanding under the Revolving Credit Facility and approximately $30,000,000 was used to repay certain other indebtedness. The Company intends to use excess proceeds from the offerings for general corporate purposes, including acquisitions and capital projects.

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

                           PART II. OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of shareholders of the Company was held in Houston, Texas on May 22, 1997 for the purpose of voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation.

        Shareholders approved the change in the Company's name to Pride International, Inc. by the following vote:

        Shares voted "For".......................   29,484,955
        Shares voted "Against"...................       15,640
        Shares "Abstaining"......................       38,697
        Shares not voted.........................   12,536,550

        Shareholders ratified the selection of Coopers & Lybrand L.L.P. as the Company's independent accountants for 1997 by the following vote:

        Shares voted "For".......................   29,460,978
        Shares voted "Against"...................       29,475
        Shares "Abstaining"......................       48,839
        Shares not voted.........................   12,536,550

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

EXHIBIT NO.

    15   -   Awareness Letter of Independent Accountants

    (b) Reports on Form 8-K

         In a Current Report on Form 8-K filed May 22, 1997, the Company announced that it had completed the acquisition of thirteen mat-supported jackup drilling rigs from Noble Drilling Corporation.

        On July 21, 1997, the Company filed an amendment on Form 8-K/A to its Current Report relating to the Noble Rigs. Included in the Form 8-K/A were the required financial statements of the Noble Rigs and pro forma financial statements of the Company.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   PRIDE INTERNATIONAL, INC.



                                                   By: RAY H. TOLSON
                                                       (RAY H. TOLSON)
                                                       Chairman of the Board and
                                                       Chief Executive Officer



                                                   By:PAUL A. BRAGG
                                                      (PAUL A. BRAGG)
                                                      President and Chief
                                                      Operating Officer



                                                   By:EARL W. MCNIEL
                                                      (EARL W. MCNIEL)
                                                      Vice President and Chief
                                                      Financial Officer
Date: August 14, 1997