Form 10-Q
period 1997-09-30
PRIDE INTERNATIONAL INC
filed 1997-11-14
CIK 833081

------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------

                                    FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       or

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       Commission file number:  0-16961

                           PRIDE INTERNATIONAL, INC.
                    FORMERLY PRIDE PETROLEUM SERVICES, INC.
            (Exact name of registrant as specified in its charter)

              LOUISIANA                                      76-0069030
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

     5847 SAN FELIPE, SUITE 3300
           HOUSTON, TEXAS                                       77057
(Current address of principal executive offices)             (Zip Code)

 1500 CITY WEST BOULEVARD, SUITE 400
           HOUSTON, TEXAS                                       77042
(Former address of principal executive offices)              (Zip Code)

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.
                                                           OUTSTANDING AT
        CLASS OF COMMON STOCK                             NOVEMBER 1, 1997
        ---------------------                          -------------------
               no par                                     47,174,900 shares

------------------------------------------------------------------------------

                            PRIDE INTERNATIONAL, INC.

                                      INDEX


                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION

   Item 1.    Financial Statements

      Report of Independent Accountants.................................     3
      Consolidated Balance Sheet
         September 30, 1997 and December 31, 1996.......................     4
      Consolidated Statement of Operations -
         Three months ended September 30, 1997 and 1996.................     5
      Consolidated Statement of Operations -
         Nine months ended September 30, 1997 and 1996..................     6
      Consolidated Statement of Cash Flows -
         Nine months ended September 30, 1997 and 1996..................     7
      Notes to Unaudited Consolidated Financial Statements..............     8

   Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations...............................    15

PART II. OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K..........................    23

   Signatures...........................................................    24

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Pride International, Inc.:

      We have reviewed the accompanying consolidated balance sheet of Pride International, Inc. as of September 30, 1997, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 1997 and 1996 and the related consolidated statement of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

                                                COOPERS & LYBRAND L.L.P.


Houston, Texas
November 13, 1997

                            PRIDE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                                 1997         1996
                                                                             -----------    ---------
                                                                             (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
      Cash and cash equivalents ...........................................  $    70,791    $  10,310
      Short-term investments ..............................................          310          460
      Trade receivables, net of allowance for doubtful
         accounts of $303 and $292, respectively ..........................      175,674       99,531
      Parts and supplies ..................................................       30,583       27,642
      Deferred income taxes ...............................................        4,408        1,778
      Other current assets ................................................       39,848       16,686
                                                                             -----------    ---------
                Total current assets ......................................      321,614      156,407
                                                                             -----------    ---------
PROPERTY AND EQUIPMENT, at cost ...........................................    1,153,214      514,903
ACCUMULATED DEPRECIATION ..................................................      (88,025)    (139,654)
                                                                             -----------    ---------
                Net property and equipment ................................    1,065,189      375,249
                                                                             -----------    ---------
OTHER ASSETS
      Investments in and advances to affiliates ...........................        9,647         --
      Goodwill and other intangibles, net .................................        3,674        3,134
      Other ...............................................................       20,361        7,272
                                                                             -----------    ---------
                Total other assets ........................................       33,682       10,406
                                                                             -----------    ---------
                                                                             $ 1,420,485    $ 542,062
                                                                             ===========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable ....................................................  $    88,794    $  31,918
      Accrued expenses ....................................................       88,156       25,785
      Short-term borrowings ...............................................       48,116        3,300
      Current portion of long-term debt ...................................       42,408       32,682
      Current portion of long-term lease obligations ......................        5,689         --
                                                                             -----------    ---------
                Total current liabilities .................................      273,163       93,685
                                                                             -----------    ---------
OTHER LONG-TERM LIABILITIES ...............................................        8,869       12,134
LONG-TERM DEBT, net of current portion ....................................      437,764      106,508
LONG-TERM LEASE OBLIGATIONS, net of current portion .......................       32,580         --
CONVERTIBLE SUBORDINATED DEBENTURES .......................................       52,500       80,500
DEFERRED INCOME TAXES .....................................................       51,975       47,438
MINORITY INTEREST .........................................................        1,273         --
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
      Common stock, no par value; 100,000,000 shares authorized;
           47,099,788 and 28,571,876 shares issued and
           47,045,568 and 28,517,656 shares outstanding, respectively .....            1            1
      Paid-in capital .....................................................      419,566      143,581
      Treasury stock, at cost .............................................         (191)        (191)
      Retained earnings ...................................................      142,985       58,406
                                                                             -----------    ---------
                Total shareholders' equity ................................      562,361      201,797
                                                                             -----------    ---------
                                                                             $ 1,420,485    $ 542,062
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

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                               ----------------------
                                                                    1997         1996
                                                               ---------    ---------
REVENUES ...................................................   $ 182,908    $ 115,369
OPERATING COSTS ............................................     118,040       80,936
                                                               ---------    ---------
                Gross Margin ...............................      64,868       34,433
DEPRECIATION AND AMORTIZATION ..............................      16,084        8,168
SELLING, GENERAL AND ADMINISTRATIVE ........................      18,837       14,294
                                                               ---------    ---------
                Earnings from operations ...................      29,947       11,971

OTHER INCOME (EXPENSE)
      Other expense ........................................        (566)        (221)
      Interest income ......................................         975          647
      Interest expense .....................................     (10,460)      (3,178)
                                                               ---------    ---------
                Total other income (expense), net ..........     (10,051)      (2,752)
                                                               ---------    ---------
EARNINGS BEFORE MINORITY INTEREST
  AND INCOME TAXES .........................................      19,896        9,219

MINORITY INTEREST ..........................................         134         --
                                                               ---------    ---------
EARNINGS BEFORE INCOME TAXES ...............................      19,762        9,219

INCOME TAX PROVISION .......................................       5,730        2,340
                                                               ---------    ---------

NET EARNINGS ...............................................   $  14,032    $   6,879
                                                               =========    =========
NET EARNINGS PER SHARE:
      Primary ..............................................   $     .29    $     .23
      Fully diluted ........................................   $     .27    $     .22

WEIGHTED AVERAGE COMMON SHARES AND
   COMMON SHARE EQUIVALENTS OUTSTANDING:
      Primary ..............................................      49,162       29,850
      Fully diluted ........................................      53,754       36,429

The accompanying notes are an integral part of the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)
                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          ---------------------
                                                             1997        1996
                                                          ---------   ---------
REVENUES ...............................................  $ 488,821   $ 283,593
OPERATING COSTS ........................................    322,999     202,796
                                                          ---------   ---------
                Gross Margin ...........................    165,822      80,797
DEPRECIATION AND AMORTIZATION ..........................     41,581      19,987
SELLING, GENERAL AND ADMINISTRATIVE ....................     52,197      34,120
                                                          ---------   ---------
                Earnings from operations ...............     72,044      26,690

OTHER INCOME (EXPENSE)
      Other income .....................................     78,267         475
      Interest income ..................................      2,898       2,044
      Interest expense .................................    (23,809)     (9,856)
                                                          ---------   ---------
                Total other income (expense), net ......     57,356      (7,337)
                                                          ---------   ---------
EARNINGS BEFORE MINORITY INTEREST
  AND INCOME TAXES .....................................    129,400      19,353

MINORITY INTEREST ......................................        302        --
                                                          ---------   ---------
EARNINGS BEFORE INCOME TAXES ...........................    129,098      19,353

INCOME TAX PROVISION ...................................     44,519       4,899
                                                          ---------   ---------
NET EARNINGS ...........................................  $  84,579   $  14,454
                                                          =========   =========
NET EARNINGS PER SHARE:
      Primary ..........................................  $    1.96   $     .52
      Fully diluted ....................................  $    1.78   $     .50

WEIGHTED AVERAGE COMMON SHARES AND
   COMMON SHARE EQUIVALENTS OUTSTANDING:
      Primary ..........................................     43,115      27,539
      Fully diluted ....................................     48,566      33,518

The accompanying notes are an integral part of the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         ---------------------
                                                                            1997        1996
                                                                         ---------   ---------
OPERATING ACTIVITIES
      Net earnings ..................................................... $  84,579   $  14,454
      Adjustments to reconcile net earnings to net
         cash provided by operating activities -
           Depreciation and amortization ...............................    41,581      19,987
           Gain on sale of assets ......................................   (84,775)       (412)
           Effect of exchange rates ....................................       432         126
           Deferred tax provision (benefit) ............................      (579)      3,223
           Minority interest ...........................................      (302)       --
           Changes in assets and liabilities, net of
              effects of acquisitions -
                Trade receivables ......................................   (18,664)     (8,311)
                Parts and supplies .....................................    (4,922)     (1,056)
                Other current assets ...................................   (13,083)     (4,797)
                Accounts payable .......................................    22,528      (2,322)
                Accrued expenses and other .............................   (15,890)     (1,449)
                                                                         ---------   ---------
                     Net cash provided by operating activities .........    10,905      19,443
                                                                         ---------   ---------
INVESTING ACTIVITIES
      Purchase of net assets of acquired entities,
         including acquisition costs, less cash acquired ...............  (371,802)   (106,286)
      Purchases of property and equipment ..............................  (126,183)    (47,177)
      Proceeds from sales of property and equipment ....................   141,520       7,021
      Proceeds from sales of short-term investments ....................       836       5,619
      Purchases of short-term investments ..............................      (686)       (557)
      Other ............................................................      (268)        (80)
                                                                         ---------   ---------
                     Net cash used in investing activities .............  (356,583)   (141,460)
                                                                         ---------   ---------
FINANCING ACTIVITIES
      Proceeds from issuance of common stock ...........................    75,563      46,976
      Proceeds from issuance of convertible subordinated debentures ....      --        77,585
      Proceeds from debt borrowings ....................................   424,999      62,962
      Reduction of debt and capital lease obligations ..................   (93,161)    (47,706)
      Other ............................................................    (1,242)       (580)
                                                                         ---------   ---------
                     Net cash provided by financing activities .........   406,159     139,237
                                                                         ---------   ---------
NET INCREASE IN CASH AND
      CASH EQUIVALENTS .................................................    60,481      17,220
CASH AND CASH EQUIVALENTS, beginning of period .........................    10,310       9,295
                                                                         ---------   ---------

CASH AND CASH EQUIVALENTS, end of period ............................... $  70,791   $  26,515
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

      As of September 30, 1997 and December 31, 1996, the Company had accrued approximately $3,628,000 and $4,853,000, respectively, for estimated claims liabilities, of which $2,559,000 and $3,713,000, respectively, was included in current liabilities and $1,069,000 and $1,140,000, respectively, was included in other long-term liabilities in the accompanying consolidated balance sheet. As of September 30, 1997, the Company had letters of credit outstanding totaling $9,546,000. These letters of credit principally guarantee the funding of the Company's share of insured claims.

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

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

      The assets acquired and liabilities assumed in the Forasol acquisition, based on the Company's preliminary purchase price allocation, were as follows:

                                                         ASSETS (LIABILITIES)
                                                         -------------------
                                                            (IN THOUSANDS)
         Cash and cash equivalents.......................   $ 13,438
         Trade receivables...............................     57,479
         Deferred income taxes...........................      1,083
         Other current assets............................     14,924
         Property and equipment..........................    377,819
         Investments in affiliates.......................      9,586
         Other assets....................................      4,919
         Accounts payable................................    (33,214)
         Accrued expenses................................    (60,468)
         Short-term borrowings...........................    (15,354)
         Long-term debt..................................    (31,361)
         Long-term lease obligations.....................    (35,514)
         Deferred income taxes.........................      (15,569)
         Minority interest...............................     (2,124)
                                                            --------
                                                            $285,644
                                                            ========

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

      Unaudited pro forma results of operations assuming the sale of the Company's U.S. land-based well servicing operations and the acquisitions of Forasol and the Noble Rigs had occurred on January 1, 1996, are as follows:

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          ---------------------
                                                               1997      1996
                                                          ----------   --------
                                                          (IN THOUSANDS, EXCEPT
                                                            PER SHARE AMOUNTS)
      Revenues...........................................   $544,985  $385,730
      Net earnings.......................................   $ 32,634  $  3,122
      Earnings per share -
         Primary.........................................   $    .71  $    .08
         Fully diluted...................................   $    .66

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      The pro forma results of operations presented above do not purport to be indicative of the results of operations of the Company that might have occurred if such transactions had occurred as of January 1, 1996 nor are they indicative of future results.

4.  DEBT

   SHORT-TERM BORROWINGS

      The Company has agreements with several banks for short-term lines of credit denominated in U.S. dollars, French francs and Argentine pesos. The facilities are renewable annually and bear interest at variable rates based on LIBOR for the U.S. dollar and Argentine peso denominated facilities, and PIBOR for the French franc denominated facilities. The interest rates on such borrowings at September 30, 1997 range from 6.1% to 17.0%.

   LONG-TERM DEBT

      Long-term debt at September 30, 1997 and December 31, 1996 consists of the following:

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                        1997          1996
                                                     -------------  ------------
                                                           (IN THOUSANDS)
         Senior Notes................................. $325,000     $ --
         Collateralized term loans....................   82,988       46,169
         Limited-recourse collateralized term loans...   36,175       38,935
         Other notes payable -
           Note payable to sellers....................   14,000       23,000
           Eximbank notes payable.....................    7,511        8,900
           Notes payable..............................    7,708        4,033
           Loan obligations to customers..............    6,790       --
           Acquisition note payable...................   --            3,877
           Secured bank facility......................   --           14,276
         Revolving credit facility....................   --           --
                                                       --------     --------
                                                        480,172      139,190
         Less: current portion........................   42,408       32,682
                                                       --------     --------
                                                       $437,764     $106,508
                                                       ========     ========
   SENIOR NOTES

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

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

   COLLATERALIZED TERM LOANS

      In April 1996, the Company completed two separate financing arrangements with lending institutions pursuant to which it borrowed an aggregate amount of $40,000,000 and an additional $6,500,000 in November 1996. The collateralized term loans bore interest initially at a floating rate of prime plus 1/2% and are repayable in monthly installments of principal and interest over a period of five to six years. In December 1996, the Company elected to convert the floating rate to a fixed rate basis. As a result, the collateralized term loans currently bear interest at fixed rates ranging from 7.95% to 8.50% per annum. The loans are collateralized by certain of the Company's domestic offshore rig fleet and ancillary equipment. The loan agreement includes restrictive financial covenants with respect to cash flow coverage and tangible net worth.

      In connection with the March 1997 Forasol acquisition, the Company assumed certain borrowing arrangements with various banks. These arrangements consist of the following: i) a $20 million bank loan, payable in semi-annual installments beginning August 1995 through 2002. The loan bears interest at a stated rate of six-month LIBOR plus a margin ranging from 1.25% to 2.5%. In conjunction with this loan, the Company simultaneously entered into an interest rate swap agreement which fixed the rate of interest on this loan at 7.55% over the term of the debt agreement. A semisubmersible rig is pledged as security for this loan and ii) A $30 million bank loan, secured by another semisubmersible rig, payable in semi-annual installments beginning May 1997 through 2003, which bears interest at a rate of six-month LIBOR plus a margin ranging from 1% to 2%, depending on the day rate earned and the amount outstanding under the facility as it relates the market value of the rig.

   LIMITED-RECOURSE COLLATERALIZED TERM LOANS

      During 1994, the Company entered into long-term financing arrangements with two Japanese trading companies in connection with the construction and operation of two drilling/workover barge rigs. The term loans are collateralized by the barge rigs and related charter contracts. The loans are being repaid from the proceeds of the related charter contracts in equal monthly installments of principal and interest through July 2004. In addition, a portion of contract proceeds is being held in trust to assure that timely payment of future debt service obligations is made. At September 30, 1997, $2,435,000 of such contract proceeds, which amount is included in cash and cash equivalents on the accompanying unaudited

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

consolidated balance sheet, are being held in trust as security for the lenders, and are not presently available for use by the Company.

   OTHER NOTES PAYABLE

      Other notes payable consists of an acquisition note payable to sellers, Eximbank loans for the purchase and import of goods manufactured in the United States into other countries, notes payable in connection with financed insurance premiums and miscellaneous loan obligations to customers.

   REVOLVING CREDIT FACILITY

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

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.  CAPITAL LEASES

      In connection with the acquisition of Forasol, the Company assumed capital lease obligations pursuant to a sale leaseback agreement for three tender-assisted rigs. The obligation is payable in semiannual installments through October 2002, and bears interest at 7.67%.

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                       1997          1996
                                                  -------------   ------------
                                                        (IN THOUSANDS)
      Total capital lease obligations............   $ 38,269          $ --
      Less: current portion......................      5,689            --
                                                    --------          ----
                                                    $ 32,580          $ --
                                                    ========          ====

6. COMMON STOCK OFFERING

      In May 1997, concurrently with the issuance of the Senior Notes, the Company also sold 4,391,505 shares of common stock to the public at $17.00 per share. Net proceeds from the public sale of common stock totaled approximately $70,881,000, after deducting underwriting discounts and estimated offering expenses. Of such net proceeds, approximately $45,000,000 was used to repay the balance outstanding under the Credit Facility and approximately $5,000,000 was used to repay certain other indebtedness. The balance of the proceeds from the offerings was used for general corporate purposes, including capital projects.

7. INCOME TAXES

      The Company's consolidated effective income tax rate for the nine months ended September 30, 1997 was approximately 34%, as compared to approximately 25% for the corresponding period in 1996. The increase in the effective tax rate for the first nine months of 1997 resulted from the effects of (i) certain non-deductible amounts, primarily $3.7 million of costs related to induced conversion of convertible subordinated debentures, (ii) an estimated effective combined U.S. federal and state income tax rate of 36% on the gain from the sale of the Company's U.S. land-based well servicing operations, and (iii) an estimated effective income tax rate of 29% on ongoing operations.

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

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information necessary to calculate fully diluted net earnings per share:

                                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                      -------------------   ------------------
                                                         1997       1996       1997      1996
                                                      --------   --------   --------  --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net earnings .......................................  $ 14,032   $  6,879   $ 84,579  $ 14,454
Interest on convertible subordinated debentures ....       878      1,331      2,834     3,624
Income tax effect ..................................      (316)      (479)    (1,020)   (1,304)
                                                      --------   --------   --------  --------
          Net earnings applicable
               to common stock .....................  $ 14,594   $  7,731   $ 86,393  $ 16,774
                                                      ========   ========   ========  ========
Weighted average number of
     common shares outstanding .....................    46,809     28,438     41,143    26,116
Additional shares assuming conversion of:
     Convertible subordinated debentures ...........     4,286      6,571      4,938     5,950
     Stock options and warrants ....................     2,659      1,420      2,485     1,452
                                                      --------   --------   --------  --------
          Weighted average common shares
               and equivalents outstanding .........    53,754     36,429     48,566    33,518
                                                      ========   ========   ========  ========
          Fully diluted net earnings per share .....  $    .27   $    .22   $   1.78  $    .50
                                                      ========   ========   ========  ========

9.    SUBSEQUENT EVENT

           In November 1997, the Company sold 2,865,000 shares of common stock to the public at $35 per share. Net proceeds from the public sale of common stock were approximately $97.5 million after deducting underwriting discounts and estimated offering expenses. The Company expects to use approximately $40.0 million of such net proceeds to repay certain indebtedness, including $25.0 million to repay borrowings under the Company's revolving credit facility (which bears interest at a variable rate, currently 7.7% based on either the prime rate or LIBOR, and matures in March 2002), $30.0 million of such net proceeds to fund capital expenditures (currently expected to consist of the cost of three newly constructed land rigs to be deployed in Venezuela) and the balance for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of Pride International, Inc. (the "Company") as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 included elsewhere herein, and with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

   o In June 1994, the Company acquired the largest fleet of modular platform rigs, consisting of 22 units, in the Gulf of Mexico. Five additional platform rigs have since been constructed and added to the fleet, and four rigs were retired. Three additional rigs are currently under construction.

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

   o In March 1997, the Company completed the Forasol acquisition, adding two semisubmersible rigs, three jackup rigs, seven tender-assisted rigs, four barge rigs and 29 land-based rigs operating in various locations in Latin America, Europe, the Middle East, West Africa and Asia. The Company recently acquired an additional tender-assisted rig, and an additional jackup rig, both of which have been contracted in Asia beginning in 1998.

   o In May 1997, the Company acquired 13 mat-supported jackup drilling rigs from Noble. Nine of the rigs are currently operating in the Gulf of Mexico, one rig is operating offshore West Africa, one has recently completed refurbishment and was placed in service in September 1997 and two are currently undergoing refurbishment.

RESULTS OF OPERATIONS

      The following tables set forth selected consolidated financial information of the Company by operating segment for the periods indicated:

                                            THREE MONTHS ENDED SEPTEMBER 30,
                                            -------------------------------
                                                 1997              1996
                                            -------------     -------------
                                          (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues
   Domestic land.........................   $--      --  %    $29,345  25.4%
   Domestic offshore.....................    41,662  22.8      14,603  12.7
   International land....................    99,382  54.3      68,177  59.1
   International offshore................    41,864  22.9       3,244   2.8
                                            -------  ----     -------  ----
      Total revenues.....................   182,908  100.0    115,369  100.0
                                            -------  -----    -------  -----
Operating Costs
   Domestic land.........................    --      --        22,047  27.2
   Domestic offshore.....................    21,271  18.0      10,778  13.3
   International land....................    70,731  59.9      46,697  57.7
   International offshore................    26,038  22.1       1,414   1.8
                                            -------  ----     -------  ----
      Total operating costs..............   118,040  100.0     80,936  100.0
                                            -------  -----    -------  -----
Gross Margin
   Domestic land.........................    --      --         7,298  21.2
   Domestic offshore.....................    20,391  31.4       3,825  11.1
   International land....................    28,651  44.2      21,480  62.4
   International offshore................    15,826  24.4       1,830   5.3
                                            -------  ----     -------  ----
      Total gross margin.................   $64,868  100.0%   $34,433  100.0%
                                            =======  =====    =======  =====

                                             NINE MONTHS ENDED SEPTEMBER 30,
                                            -------------------------------
                                                1997              1996
                                            -------------     -------------
                                           (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues
   Domestic land.........................   $16,485   3.4%    $87,290  30.8%
   Domestic offshore.....................    87,025  17.8      41,677  14.7
   International land....................   282,579  57.8     144,665  51.0
   International offshore................   102,732  21.0       9,961   3.5
                                            -------  ----     -------  ----
      Total revenues.....................   488,821  100.0    283,593  100.0
                                            -------  -----    -------  -----
Operating Costs
   Domestic land.........................    12,776   4.0      67,755  33.4
   Domestic offshore.....................    47,346  14.7      30,258  14.9
   International land....................   203,143  62.9     100,752  49.7
   International offshore................    59,734  18.4       4,031   2.0
                                            -------  ----     -------  ----
      Total operating costs..............   322,999  100.0    202,796  100.0
                                            -------  -----    -------  -----
Gross Margin
   Domestic land.........................     3,709   2.2      19,535  24.2
   Domestic offshore.....................    39,679  23.9      11,419  14.1
   International land....................    79,436  47.9      43,913  54.3
   International offshore................    42,998  26.0       5,930   7.4
                                            -------  ----     -------  ----
      Total gross margin.................   $165,822 100.0%   $80,797  100.0%
                                            ======== =====    =======  =====

   THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

      REVENUES. Revenues for the three months ended September 30, 1997 increased $67.5 million, or 59%, as compared to the corresponding period in 1996. Of this increase, $31.2 million was a result of expansion of the Company's international land-based operations, due primarily to the acquisition of Forasol in March 1997 and the acquisition of Ingeser in October 1996. Revenues from international offshore operations increased $38.6 million, due principally to the addition of the Forasol offshore assets. Revenues attributable to domestic offshore operations increased $27.0 million due primarily to the acquisition of the Noble Rigs in May 1997. These increases were partially offset by a decrease in revenues of $29.3 million due to the sale of the Company's U.S. land-based well servicing operations in February 1997.

      OPERATING COSTS. Operating costs for the three months ended September 30, 1997 increased $37.1 million, or 46%, as compared to the corresponding period in 1996. Of this increase, $24.0 million was a result of expansion of the Company's international land-based operations, due principally to the acquisitions of Forasol and Ingeser, as discussed above. Operating costs for international offshore operations increased $24.6 million, due principally to the addition of the Forasol offshore assets. Operating costs attributable to domestic offshore operations increased $10.5 million due primarily to the acquisition of the Noble Rigs, as discussed above. Operating costs decreased by $22.0 million due to the sale of the Company's U.S. land-based well servicing operations, as discussed above.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended September 30, 1997 increased $7.9 million, or 97%, as compared to the corresponding period in 1996, primarily as a result of the acquisitions of Forasol, Ingeser, and the Noble Rigs, partially offset by the sale of the Company's domestic land-based assets.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended September 30, 1997 increased $4.5 million, or 32%, as compared to the corresponding period in 1996, primarily due to inclusion of such costs for Forasol and Ingeser. As a percentage of revenues, total selling, general and administrative costs were 10.3% for the third quarter of 1997, as compared to 12.4% for the third quarter of 1996.

      OTHER INCOME (EXPENSE). Other income (expense) for the third quarter of 1997 included net gains from asset sales, foreign exchange transactions and other sources. Interest income for the three months ended September 30, 1997 increased by $328,000 as compared to the corresponding period in 1996, due to an increase in cash available for investment. Interest expense for the three months ended September 30, 1997 increased by $7.3 million over the corresponding 1996 period, as a result of interest accrued on the Senior Notes, borrowings assumed in connection with the acquisition of Forasol and other additions to property and equipment. During the three months ended September 30, 1997, the Company capitalized $2.5 million of interest expense in connection with construction projects.

      INCOME TAX PROVISION. The Company's consolidated effective income tax rate for the three months ended September 30, 1997 was approximately 29%, as compared to approximately 25% for the corresponding period in 1996.

   NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

      REVENUES. Revenues for the nine months ended September 30, 1997 increased $205.2 million, or 72%, as compared to the corresponding period in 1996. Of this increase, $137.9 million was a result of expansion of the Company's international land-based operations, due primarily to the acquisition of Forasol in March 1997, the acquisition of Ingeser in October 1996 and the acquisition of Quitral-Co in April 1996. Revenues from international offshore operations increased $92.8 million, due principally to the addition of the Forasol offshore assets. Revenues attributable to domestic offshore operations increased $45.3 million due primarily to the acquisition of the Noble Rigs in May 1997. These increases were partially offset by a decrease in revenues of $70.8 million due to the sale of the Company's U.S.
land-based well servicing operations in February 1997.

      OPERATING COSTS. Operating costs for the nine months ended September 30, 1997 increased $120.2 million, or 59%, as compared to the corresponding period in 1996. Of this increase, $102.4 million was a result of expansion of the Company's international land-based operations, due principally to the acquisitions of Forasol, Ingeser and Quitral-Co, as discussed above. Operating costs for international offshore operations increased $55.7 million, due principally to the addition of the Forasol offshore assets. Operating costs attributable to domestic offshore operations increased $17.1 million due primarily to the acquisition of the Noble Rigs. Operating costs decreased by $55.0 million due to the sale of the Company's U.S. land-based well servicing operations, as discussed above.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the nine months ended September 30, 1997 increased $21.6 million, or 108%, as compared to the corresponding period in 1996, primarily as a result of the acquisitions of Forasol, Ingeser, Quitral-Co and the Noble Rigs, partially offset by the sale of the Company's domestic land-based assets.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the nine months ended September 30, 1997 increased $18.1 million, or 53%, as compared to the corresponding period in 1996, primarily due to inclusion of such costs for Forasol, Ingeser and Quitral-Co. As a percentage of revenues, total selling, general and administrative costs were 10.7% for the first nine months of 1997, as compared to 12.0% for the first nine months of 1996.

      OTHER INCOME (EXPENSE). Other income (expense) for the nine months ended September 30, 1997 included a gain of $83.6 million from the sale of the Company's U.S. land-based well servicing operations. The gain was partially offset by a charge of $3.7 million relating to the induced conversion of $28.0 million principal amount of the Company's 6 1/4% convertible subordinated debentures and other miscellaneous net charges. Other income (expense) for the nine months ended September 30, 1996 included net gains from asset sales, foreign exchange transactions and other sources. Interest income for the nine months ended September 30, 1997 increased by $854,000 as compared to the corresponding period in 1996 due to an increase in cash available for investment. Interest expense for the nine months ended September 30, 1997 increased by $14.0 million over the corresponding 1996 period, as a result of interest accrued on the Senior Notes and borrowings assumed in connection with the acquisition of Forasol and Quitral-Co and other additions to property and equipment. During the nine months ended September 30, 1997, the Company capitalized $4.5 million of interest expense in connection with construction projects.

      INCOME TAX PROVISION. The Company's consolidated effective income tax rate for the nine months ended September 30, 1997 was approximately 34%, as compared to approximately 25% for the corresponding period in 1996. The increase in the effective tax rate for the first nine months of 1997 resulted from the effects of (i) certain non-deductible amounts, primarily $3.7 million of costs related to induced conversion of convertible subordinated debentures, (ii) an estimated effective combined U.S. federal and state income tax rate of 36% on the gain from the sale of the Company's U.S. land-based well servicing operations, and
(iii) an estimated effective income tax rate of 29% on ongoing operations.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had net working capital of $48.5 million and $62.7 million at September 30, 1997 and December 31, 1996, respectively. The Company's current ratio was 1.2 to 1.0 at September 30, 1997 and 1.7 to 1.0 at December 31, 1996.

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

      In May 1997, the Company issued $325,000,000 of 93/8% Senior Notes due May 1, 2007 (the "Senior Notes"). Interest on the Senior Notes is payable semiannually on May 1 and November 1 of each year, commencing November 1, 1997. The Senior Notes are not redeemable prior to May 1, 2002, after which they will be redeemable, in whole or in part, at the option of the Company at redemption prices starting at 104.688% and declining to 100% by May 1, 2005. In the event the Company consummates a public equity offering (other than the common stock offering completed concurrently with the Senior Notes offering) on or prior to May 1, 2000, the Company at its option may use all or a portion of the proceeds from such public equity offering to redeem up to $108,333,000 principal amount of the Senior Notes at a redemption price equal to 109.375% of the aggregate principal amount thereof, together with accrued and unpaid interest to the date of redemption.

      The Indenture governing the Senior Notes, as amended and supplemented (the "Indenture"), contains provisions which limit the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, enter into mergers and consolidations, pay cash dividends on its capital stock, make acquisitions, sell assets or change its business.

      In May 1997, the Company also sold 4,391,505 shares of common stock to the public at $17.00 per share. Net proceeds from the combined offerings of Senior Notes and common stock totaled approximately $387.5 million, after deducting underwriting discounts and estimated offering expenses. Of such net proceeds, approximately $269,000,000 was used to finance the purchase of the Noble Rigs, including acquisition costs, approximately $45,000,000 was used to repay the balance outstanding under the Revolving Credit Facility and approximately $30,000,000 was used to repay certain other indebtedness. The Company intends to use excess proceeds from the offerings for general corporate purposes, including acquisitions and capital projects.

           In November 1997, the Company sold 2,865,000 shares of common stock to the public at $35 per share. Net proceeds from the public sale of common stock were approximately $97.5 million after deducting underwriting discounts and estimated offering expenses. The Company expects to use approximately $40.0 million of such net proceeds to repay certain indebtedness, including $25.0 million to repay borrowings under the Company's revolving credit facility (which bears interest at a variable rate, currently 7.7% based on either the prime rate or LIBOR, and matures in March 2002), $30.0 million of such net proceeds to fund capital expenditures (currently expected to consist of the cost of three newly constructed land rigs to be deployed in Venezuela) and the balance for general corporate purposes.

      Management believes that the cash generated from the Company's operations, together with the net proceeds from the offerings and borrowings under the Credit Facility as amended or replaced, will be adequate to fund its normal ongoing capital expenditure, working capital and debt service requirements.

     The Company has entered into an agreement with Elf Exploration Angola for the charter of a new-construction, dynamically-positioned drillship for a term of at least five years. The Company plans to form a joint venture company in which it will own at least 51% to build, own and operate the rig. The drillship is projected to cost approximately $235 million and is expected to be delivered during the second half of 1999. The Company and it joint venture partner intend to finance construction of the vessel utilizing principally limited-recourse, project-specific loans. The Company's equity investment is expected to be approximately $12 million.

     In addition, the Company has entered into an agreement with Maritima Navegacao e Engenharia Ltda of Brazil and Workships Contractors BV of the Netherlands for construction and operation of three new-generation, dynamically-positioned semi submersible drilling rigs. The Amethysts 2,3 and 4 should be completed in approximately 24 months for contracts of at least six years with Petrobras, for operations offshore Brazil. The Company will participate for a minority ownership position in the rigs and will provide technical support necessary for their operation. The Company and its partners intend to finance construction of the units utilizing principally limited-recourse, project-specific loans. The Company's equity investment in these three units is expected to be approximately $13.5 million.

     The Company is active in reviewing possible expansion and acquisition opportunities relating to all of its business segments. While the Company has no definitive agreements to acquire additional equipment other than those discussed above, suitable opportunities may arise in the future. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. From time to time, the Company has one or more bids outstanding for contracts that could require significant capital expenditures and mobilization costs. The Company expects to fund acquisitions and project opportunities primarily through a combination of working capital, cash flow from operations and full or limited recourse debt or equity financing.

FORWARD-LOOKING INFORMATION

      This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q that address activities, events or developments that the Company expects, projects, believes or anticipates will or may occur in the future, including such matters as future operating results, future capital expenditures and investments in the acquisition and refurbishment of rigs (including the amount and nature thereof), repayment of debt, expansion and other development trends of the contract drilling industry, business strategies, expansion and growth of operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including those discussed herein, general economic and business conditions, prices of and demand for crude oil and natural gas, foreign exchange and currency fluctuations, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations or other factors, many of which are beyond the control of the Company. Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

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

                           PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   (a)Exhibits

EXHIBIT NO.

   15  -   Awareness Letter of Independent Accountants

           Bylaws of Pride International, Inc., as amended on August 20, 1997 (incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-8 file no. 333-35089).

   (b)Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

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


                                          PRIDE INTERNATIONAL, INC.

                                          By:         RAY H. TOLSON
                                                     (RAY H. TOLSON)
                                                Chairman of the Board and
                                                 Chief Executive Officer


                                          By:        EARL W. MCNIEL
                                                    (EARL W. MCNIEL)
                                                 Vice President and Chief
                                                     Financial Officer

                                          By:         M. TERRY MAY
                                                     (M. TERRY MAY)
                                                 Chief Accounting Officer
Date: November 14, 1997