Form 10-K405
period 1997-12-31
PRIDE INTERNATIONAL INC
filed 1998-03-17
CIK 833081

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                        COMMISSION FILE NUMBER: 1-13289

                            ------------------------

                           PRIDE INTERNATIONAL, INC.
                   (FORMERLY PRIDE PETROLEUM SERVICES, INC.)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              LOUISIANA                                       76-0069030
   (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)
     5847 SAN FELIPE, SUITE 3300
           HOUSTON, TEXAS                                        77057
   (ADDRESS OF PRINCIPAL EXECUTIVE                            (ZIP CODE)
              OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 789-1400
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                            ON WHICH REGISTERED
-------------------------------------  -----------------------------------------
     Common Stock, no par value                       New York Stock Exchange
   6 1/4% Convertible Subordinated                    New York Stock Exchange
         Debentures due 2006

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 12, 1998, based on the closing price on the New York Stock Exchange on such date, was $910,554,536. (The officers and directors of the registrant are considered affiliates for the purposes of this calculation.)

     The number of shares of the registrant's Common Stock outstanding on March 12, 1998 was 50,068,048.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held in May 1998 are incorporated by reference into Part III of this report.

================================================================================

                               TABLE OF CONTENTS

                                     PART I
                                                                            PAGE
                                                                            ----
Forward-Looking Statements ...............................................    1
Item  1. Business ........................................................    1
Item  2. Property ........................................................   12
Item  3. Legal Proceedings ...............................................   12
Item  4. Submission of Matters to a Vote of Security Holders .............   12
Executive Officers of the Registrant .....................................   13

                                     PART II

Item  5. Market for Registrant's Common Equity and Related
           Shareholder Matters ...........................................   14
Item  6. Selected Financial Data .........................................   15
Item  7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...........................   16
Item 7A. Quantitative and Qualitative Disclosures
           About Market Risk .............................................   20
Item  8. Financial Statements and Supplementary Data .....................   21
Item  9. Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure ..........................................   45

                                    PART III

Item 10. Directors and Executive Officers of the Registrant ..............   45
Item 11. Executive Compensation ..........................................   45
Item 12. Security Ownership of Certain Beneficial Owners and Management ..   45
Item 13. Certain Relationships and Related Transactions ..................   45

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..   45

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts, included in this Annual Report on Form 10-K that address activities, events or developments that the Company expects, projects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures and investments in the construction, acquisition and refurbishment of rigs (including the amount and nature thereof and the timing of completion thereof), repayment of debt, expansion and other development trends of the contract drilling industry, business strategies, expansion and growth of operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including those discussed herein, general economic and business conditions, prices of crude oil and natural gas, foreign exchange controls and currency fluctuations, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations, the ability to obtain shipyard contracts and other factors, many of which are beyond the control of the Company. See "Business -- Other Considerations." Prospective investors are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

     UNLESS THE CONTEXT INDICATES OTHERWISE, REFERENCES IN THIS ANNUAL REPORT ON FORM 10-K TO THE "COMPANY" OR "PRIDE" ARE TO PRIDE INTERNATIONAL, INC.
(FORMERLY PRIDE PETROLEUM SERVICES, INC.) AND ITS SUBSIDIARIES.

GENERAL

     Pride is a leading international provider of contract drilling and related services, operating both offshore and on land. In recent years, the Company has focused its growth strategy on the higher margin offshore and international drilling markets. Offshore and international markets, where the Company now focuses its operations, generally have greater profit potential than domestic land-based markets, primarily as a result of less competition, higher utilization rates and stronger demand resulting from a general trend by major oil and gas companies to shift expenditures to exploration and development activities abroad and in the Gulf of Mexico. For these reasons, the Company has actively sought to diversify beyond its former domestic land-based operations, which prior to mid-1993 accounted for substantially all of the Company's revenues and earnings. Since 1993, the Company has completed acquisitions adding more than 250 rigs to its offshore and international fleet and has further expanded its international operations by deploying more than 40 underutilized rigs from its former U.S. land-based fleet to Argentina and Venezuela.

     During 1997, the Company realigned its operations to concentrate on more profitable offshore and international drilling markets through the following strategic transactions:

      o DIVESTITURE OF U.S. LAND-BASED OPERATIONS. In February 1997, the Company completed the divestiture of its domestic land-based well servicing operations, which included 407 workover rigs operating in Texas, California, New Mexico and Louisiana, for approximately $136 million in cash. The Company retained 14 of its larger land-based rigs for redeployment to international markets, ten of which have since been redeployed to South America. The divested operations generated the Company's lowest operating margins.

      o FORASOL ACQUISITION. In March 1997, the Company acquired the operating subsidiaries of Forasol-Foramer N.V. (collectively, "Forasol") for approximately $113 million in cash and 11 million shares of Common Stock. The transaction provided entry into new international markets while contributing additional capacity in the Company's existing South American markets, as well as a deepwater asset base and expertise. Forasol provides drilling, workover and engineering services in more than 15 countries, including substantial operations in South America, West Africa, the Middle East and Southeast Asia.

      o PURCHASE OF JACKUP RIGS. In May 1997, the Company purchased 13 mat-supported jackup rigs for approximately $269 million. The purchase of these rigs positioned the Company as the second largest operator in the Gulf of Mexico of mat-supported jackup rigs capable of operating in water depths of 200 feet or greater.

      o PURCHASE OF ADDITIONAL OFFSHORE ASSETS. In April 1997, the Company purchased a tender-assisted rig, which has been upgraded and deployed to Southeast Asia. In October 1997, the Company purchased an independent-leg, cantilevered jackup rig for approximately $35 million. The jackup rig, capable of operating in water depths of up to 300 feet, is currently under contract in Southeast Asia.

     Currently, the Company operates a global fleet of 295 rigs, including two semisubmersible rigs, 17 jackup rigs, nine tender-assisted rigs, seven barge rigs, 23 offshore platform rigs, 78 land-based drilling rigs and 159 land-based workover rigs. The significant diversity of the Company's rig fleet enables the Company to provide a broad range of services and to take advantage of market upturns while reducing its exposure to sharp downturns in any particular market sector or geographic region.

     Most recently, the Company has focused on increasing the size of its fleet capable of drilling in deeper waters. The Company is participating in the following new offshore rig construction projects:

      o AMETHYST JOINT VENTURES. A newly organized, special purpose subsidiary of the Company is participating in joint ventures to construct, own and operate six Amethyst-class dynamically positioned semisubmersible drilling rigs. The rigs will be operated under charter and service contracts with Petroleo Brasileiro S.A. ("Petrobras") having initial terms of six to eight years. The total estimated cost to construct, equip and mobilize the six rigs is approximately $1 billion, approximately 90% of which is expected to be provided from the proceeds of project finance obligations of the ventures without recourse to the joint venture participants. Delivery of the rigs is expected during late 1999 and 2000. The Company estimates that its total equity investment in the project will be approximately $30 million, which will represent a 30% ownership interest.

      o PRIDE AFRICA JOINT VENTURE. A subsidiary of the Company has entered into a joint venture to construct, own and operate the PRIDE AFRICA, an ultra-deepwater drillship currently under construction in South Korea. The PRIDE AFRICA, which will be capable of operating in water depths of up to 10,000 feet, is contracted to work for Elf Exploration Angola for a term of five years. It is anticipated that the PRIDE AFRICA will commence operations in mid-1999. The joint venture has entered into a financing arrangement with a group of banks providing that, upon delivery of the drillship, approximately 80% of the estimated construction cost of $235 million will be financed by loans that are without recourse to the joint venture participants. The Company estimates that its total equity investment in the project will be approximately $12 million, which will represent a 51% ownership interest. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

      o NAVIS JOINT VENTURE. In March 1998, the Company entered into an agreement with a Norwegian company pursuant to which they will jointly market the drillship NAVIS EXPLORER, an ultra-deepwater dynamically positioned drillship currently under construction in South Korea. If the joint venture is successful in obtaining a suitable long-term contract, the Company may acquire up to a 51% ownership interest in the vessel.

     The Company will continue to pursue expansion of its offshore and international drilling operations through acquisitions, rig upgrades and redeployment of assets to active geographic regions, as well as through participation in strategic new construction projects such as those described above.

     Pride is a Louisiana corporation with its principal executive offices located at 5847 San Felipe, Suite 3300, Houston, Texas 77057. Its telephone number at such address is (713) 789-1400.

OPERATIONS

  SOUTH AMERICA

     Through a series of acquisitions and the deployment of underutilized assets, the Company has significantly expanded its South American operations and now operates one semisubmersible rig, three jackup rigs, two tender-assisted rigs, six floating barge rigs and 215 land-based rigs in the region.

     BRAZIL. In September 1997, the Company's semisubmersible rig NYMPHEA began drilling offshore Brazil for Petrobras. The rig is working under a four-year contract with two one-year renewal options. In addition, a newly organized, special purpose subsidiary of the Company is participating in joint ventures to construct, own and operate six Amethyst-class dynamically positioned semisubmersible drilling rigs. The rigs are to be operated offshore Brazil under charter and service contracts with Petrobras with initial terms of six to eight years, with delivery of the rigs expected during late 1999 and 2000. The Company's interest in the project will be approximately 30%.

     VENEZUELA. The Company's offshore fleet in Venezuela includes three jackup rigs, two tender-assisted rigs and six barge rigs operating on Lake Maracaibo. Two of the jackup rigs that the Company operates under contracts expiring in 1999 are owned by Petroleos de Venezuela, S.A. ("PDVSA"). The other jackup rig is owned by the Company and operates under a contract expiring in December 2000. In 1995, the Company placed two floating barge rigs into service on Lake Maracaibo that are working under ten-year contracts with PDVSA. The Company also operates four other floating barge rigs and two tender-assisted rigs under management contracts with PDVSA.

     The Company's land-based fleet in Venezuela currently consists of 47 rigs, of which 14 are drilling rigs and 33 are workover rigs. In recent years, PDVSA has entered into numerous exploitation agreements with international oil companies to reactivate and develop selected oilfields. Development of these fields is providing additional demand for the Company's rig services in Venezuela.

     ARGENTINA. In Argentina, the Company currently operates 148 land-based rigs, which the Company believes represent more than 50% of the land-based rigs in the Argentine market. Of these rigs, 38 are drilling rigs and 110 are workover rigs. The Argentine oil and gas production market has experienced improved conditions in recent years as a result of general economic reform, sales of certain state-owned fields to private operators and the privatization of the state-owned oil company, the predecessor of YPF Sociedad Anonima ("YPF"). These improved conditions have resulted in additional demand for rig services. Argentine rig operations are generally conducted in remote regions of the country and require substantial fixed infrastructure and operating support costs. The Company believes that its established infrastructure and scale of operations provide it with a competitive advantage in this market.

     COLOMBIA. The Company currently operates 14 land-based drilling rigs and six land-based workover rigs in Colombia. The Colombian government has recently enacted policies to encourage oil and gas exploration and production activities and awarded additional properties for development to major international oil operators under production sharing contracts. The Company believes it is well positioned to capitalize on these opportunities in Colombia.

     BOLIVIA. The Company has recently agreed to mobilize seven land-based rigs from Argentina to Bolivia to work under contracts with two customers. Demand for rig services has increased in Bolivia as a result of the privatization of components of the Bolivian national oil company, as well as significant sales of exploration blocks to private-sector operators. Exploration activity for natural gas in Bolivia is currently increasing as a result of the ongoing construction of a major gas pipeline from Bolivia to markets in Brazil.

  GULF OF MEXICO

     In May 1997, the Company acquired 13 mat-supported jackup rigs, 11 of which are currently located in the Gulf of Mexico. The remaining two rigs are located in West Africa and Southeast Asia. This acquisition positioned the Company as the second largest operator in the Gulf of Mexico of mat-supported jackup rigs capable of operating in water depths of 200 feet or greater.

     The Company also operates a fleet of 23 offshore modular platform rigs in the Gulf of Mexico. In recent years, the Company has made substantial capital improvements in this fleet and believes its fleet is one of the most technologically advanced fleets in the industry, which the Company believes has led to higher dayrates and increased utilization of these rigs.

OTHER INTERNATIONAL

     OFFSHORE. The Company's semisubmersible rig SOUTH SEAS DRILLER, which was recently upgraded, is currently operating offshore South Africa under contracts extending through early 2000. The Company also operates four tender-assisted rigs in Africa and the Middle East. The BARRACUDA is currently contracted through November 1998, with a six-month option. Through a joint venture, the Company owns a 12.5% interest in the self-erecting tender-assisted rig AL BARAKA
I. In addition to its ownership interest, the Company also manages the rig, which is contracted through November 1998, with a six-month option. The ALLIGATOR is presently being upgraded at a shipyard in South Africa. The rig is expected to commence operations in Cabinda in May 1998. The CORMORANT is currently under contract through mid-1998.

     In Nigeria, the Company operates one swamp barge rig, the BINTANG KALIMANTAN, as well as a shallow-water jackup rig, the PRIDE UTAH. The BINTANG KALIMANTAN is currently contracted through April 1999, with a 12-month option. The PRIDE UTAH is contracted through March 2000. In Southeast Asia, the Company operates two jackup rigs and two tender-assisted rigs.

     LAND-BASED. The Company currently operates six land-based rigs in North Africa, three in the Middle East and two in Pakistan.

RIG FLEET

  OFFSHORE RIGS

     The following table sets forth, as of March 1, 1998, certain information concerning the Company's offshore rig fleet:

                                 OFFSHORE RIGS

                                                                      BUILT/UPGRADED    WATER     DRILLING
                                                                       OR EXPECTED      DEPTH      DEPTH
              RIG NAME                       RIG TYPE/DESIGN            COMPLETION      RATING     RATING        LOCATION
-------------------------------------   --------------------------    --------------    ------    --------    --------------
DRILLSHIP - 1
Pride Africa(1)                                Gusto 10,000               1999         10,000      30,000         Korea
SEMISUBMERSIBLE RIGS - 8
Nymphea                                       F&G Pacesetter              1987          1,500      25,000         Brazil
South Seas Driller                               Aker H-3              1977/1997        1,000      20,000      South Africa
Amethyst 2(1)                                 Amethyst Class              1999          5,000      25,000         Canada
Amethyst 3(1)                                 Amethyst Class              1999          5,000      25,000         Canada
Amethyst 4(2)                                 Amethyst Class              2000          5,000      25,000          TBD
Amethyst 5(2)                                 Amethyst Class              2000          5,000      25,000          TBD
Amethyst 6(2)                                 Amethyst Class              2000          5,000      25,000          TBD
Amethyst 7(2)                                 Amethyst Class              2000          5,000      25,000          TBD
JACKUP RIGS - 17
Pride Pennsylvania                      Independent leg cantilever     1973/1998          300      20,000       Indonesia
Ile du Levant                           Independent leg cantilever        1991            270      20,000       Venezuela
GP-19(3)                                Independent leg cantilever        1987            150      20,000       Venezuela
GP-20(3)                                Independent leg cantilever        1987            200      20,000       Venezuela
Pride Alabama                            Mat supported cantilever         1982            200      25,000     Gulf of Mexico
Pride Alaska                             Mat supported cantilever         1982            250      25,000     Gulf of Mexico
Pride Arkansas                           Mat supported cantilever         1982            200      25,000     Gulf of Mexico
Pride Colorado                           Mat supported cantilever         1982            200      25,000     Gulf of Mexico
Pride Kansas                             Mat supported cantilever         1998            250      25,000     Gulf of Mexico
Pride Mississippi                        Mat supported cantilever         1990            200      25,000     Gulf of Mexico
Pride New Mexico                         Mat supported cantilever         1982            200      25,000     Gulf of Mexico
Pride Texas                              Mat supported cantilever         1998            300      20,000     Gulf of Mexico
Pride California                            Mat supported slot            1997            250      20,000        Malaysia
Pride Louisiana                             Mat supported slot            1981            250      25,000     Gulf of Mexico
Pride Oklahoma                              Mat supported slot            1996            250      20,000     Gulf of Mexico
Pride Wyoming                               Mat supported slot            1976            250      25,000     Gulf of Mexico
Pride Utah                                  Mat supported slot         1990/1998           45      20,000        Nigeria
TENDER-ASSISTED RIGS - 9
Alligator                                  Self-erecting barge         1992/1998          330      20,000      South Africa
Barracuda                                  Self-erecting barge            1992            330      20,000      Middle East
Al Baraka I(4)                             Self-erecting barge            1994            650      20,000      Middle East
Ile de Sein                                Self-erecting barge         1990/1997          450      16,000        Malaysia
Piranha                                    Self-erecting barge         1978/1998          600      20,000         Brunei
Cormorant                                     Converted ship              1991            300      16,400         Angola
Ile de la Martinique                          Converted ship              1985            400      16,000          UAE
GP-14(3)                                       Tender barge               1985            150      20,000       Venezuela
GP-18(3)                                       Tender barge               1985            150      20,000       Venezuela
BARGE RIGS - 7
Pride I                                    Floating cantilever            1995            150      20,000       Venezuela
Pride II                                   Floating cantilever            1995            150      20,000       Venezuela
GP-10(3)                                   Floating cantilever            1967            120      15,000       Venezuela
GP-23(3)                                   Floating cantilever            1992            150      20,000       Venezuela
GP-24(3)                                   Floating cantilever            1992            150      20,000       Venezuela
Galileo II(3)                              Floating cantilever         1992/1997          150      20,000       Venezuela
Bintang Kalimantan                          Posted swamp barge            1995            N/A      16,000        Nigeria

              RIG NAME                    STATUS
-------------------------------------  -------------
DRILLSHIP - 1
Pride Africa(1)                          Shipyard
SEMISUBMERSIBLE RIGS - 8
Nymphea                                   Working
South Seas Driller                        Working
Amethyst 2(1)                            Shipyard
Amethyst 3(1)                            Shipyard
Amethyst 4(2)                             Design
Amethyst 5(2)                             Design
Amethyst 6(2)                             Design
Amethyst 7(2)                             Design
JACKUP RIGS - 17
Pride Pennsylvania                        Working
Ile du Levant                             Working
GP-19(3)                                  Working
GP-20(3)                                  Working
Pride Alabama                             Working
Pride Alaska                              Working
Pride Arkansas                            Working
Pride Colorado                            Working
Pride Kansas                             Shipyard
Pride Mississippi                         Working
Pride New Mexico                          Working
Pride Texas                              Shipyard
Pride California                          Working
Pride Louisiana                           Working
Pride Oklahoma                            Working
Pride Wyoming                             Working
Pride Utah                                Working
TENDER-ASSISTED RIGS - 9
Alligator                              Refurbishment
Barracuda                                 Working
Al Baraka I(4)                            Working
Ile de Sein                               Working
Piranha                                   Working
Cormorant                                 Working
Ile de la Martinique                   Cold Stacked
GP-14(3)                                  Working
GP-18(3)                                  Working
BARGE RIGS - 7
Pride I                                   Working
Pride II                                  Working
GP-10(3)                                  Working
GP-23(3)                                  Working
GP-24(3)                                  Working
Galileo II(3)                             Working
Bintang Kalimantan                        Working

                                             (TABLE CONTINUED ON FOLLOWING PAGE)

                                                                      BUILT/UPGRADED    WATER     DRILLING
                                                                       OR EXPECTED      DEPTH      DEPTH
              RIG NAME                       RIG TYPE/DESIGN            COMPLETION      RATING     RATING        LOCATION
-------------------------------------   --------------------------    --------------    ------    --------    --------------
PLATFORM RIGS - 23
Rig 1501E                                    Heavy electrical             1996            N/A      25,000     Gulf of Mexico
Rig 1502E                                    Heavy electrical             1998            N/A      25,000     Gulf of Mexico
Rig 1002E                                    Heavy electrical             1996            N/A      20,000     Gulf of Mexico
Rig 1003E                                    Heavy electrical             1996            N/A      20,000     Gulf of Mexico
Rig 1004E                                    Heavy electrical             1997            N/A      20,000     Gulf of Mexico
Rig 1005E                                    Heavy electrical             1998            N/A      20,000     Gulf of Mexico
Rig 750E                                     Heavy electrical             1992            N/A      16,500     Gulf of Mexico
Rig 751E                                     Heavy electrical             1995            N/A      16,500     Gulf of Mexico
Rig 650E                                 Intermediate electrical          1994            N/A      15,000     Gulf of Mexico
Rig 651E                                 Intermediate electrical          1995            N/A      15,000     Gulf of Mexico
Rig 653E                                 Intermediate electrical          1995            N/A      15,000     Gulf of Mexico
Rig 951                                      Heavy mechanical             1995            N/A      18,000     Gulf of Mexico
Rig 952                                      Heavy mechanical             1995            N/A      18,000     Gulf of Mexico
Rig 30                                   Intermediate mechanical          1986            N/A      15,000     Gulf of Mexico
Rig 100                                  Intermediate mechanical          1990            N/A      15,000     Gulf of Mexico
Rig 110                                  Intermediate mechanical          1990            N/A      15,000     Gulf of Mexico
Rig 130                                  Intermediate mechanical          1991            N/A      15,000     Gulf of Mexico
Rig 170                                  Intermediate mechanical          1991            N/A      15,000     Gulf of Mexico
Rig 200                                  Intermediate mechanical          1993            N/A      15,000     Gulf of Mexico
Rig 210                                  Intermediate mechanical          1996            N/A      15,000     Gulf of Mexico
Rig 220                                  Intermediate mechanical          1995            N/A      15,000     Gulf of Mexico
Rig 14                                       Light mechanical             1994            N/A      10,000     Gulf of Mexico
Rig 15                                       Light mechanical             1994            N/A      10,000     Gulf of Mexico

              RIG NAME                    STATUS
-------------------------------------  -------------
PLATFORM RIGS - 23
Rig 1501E                                 Working
Rig 1502E                                 Working
Rig 1002E                                 Working
Rig 1003E                                 Working
Rig 1004E                                 Working
Rig 1005E                                 Working
Rig 750E                                  Working
Rig 751E                                  Working
Rig 650E                                  Working
Rig 651E                                  Working
Rig 653E                                  Working
Rig 951                                   Working
Rig 952                                   Working
Rig 30                                    Stacked
Rig 100                                  Available
Rig 110                                   Stacked
Rig 130                                   Working
Rig 170                                   Stacked
Rig 200                                  Available
Rig 210                                   Working
Rig 220                                   Working
Rig 14                                    Working
Rig 15                                    Stacked

------------

(1) Currently under construction. See "Business -- General -- Amethyst Joint Ventures" and "-- PRIDE AFRICA Joint Venture."

(2) To be constructed pursuant to arrangements with Petrobras. The Company is currently negotiating shipyard contracts for the construction of these rigs. See "Business -- General -- Amethyst Joint Ventures."

(3) Operated but not owned by the Company.

(4) Owned by a joint venture in which the Company has a 12.5% interest.

     DRILLSHIPS. The PRIDE AFRICA, which is currently under construction, is an ultra-deepwater self-propelled drillship that will be positioned over a drill site through the use of a computer-controlled thruster (dynamic positioning) system. Drillships normally require water depths of at least 200 feet to conduct operations. Drillships are suitable for deepwater drilling in moderate weather environments and in remote locations because of their mobility and large load-carrying capacity.

     SEMISUBMERSIBLE RIGS. The Company's semisubmersible rigs are floating platforms that, by means of a water ballasting system, can be submerged to a predetermined depth so that a substantial portion of the lower hulls, or pontoons, is below the water surface during drilling operations. The rig is "semisubmerged," remaining afloat in a position where the lower hull is about 60 to 80 feet below the water line and the upper deck protrudes well above the surface. This type of rig maintains its position over the well through the use of an anchoring system or computer-controlled thruster system.

     JACKUP RIGS. The jackup rigs currently operated by the Company are mobile, self-elevating drilling platforms equipped with legs that can be lowered to the ocean or lake floor until a foundation is established to support the drilling platform. The rig legs may have a lower hull or mat attached to the bottom to provide a more stable foundation in soft bottom areas. Independent leg rigs are better suited for harsher or uneven seabed conditions. Jackup rigs are generally subject to a maximum water depth of approximately 350 to 400 feet, while some jackup rigs may drill in water depths as shallow as ten feet. The water depth limit of a particular rig is determined by the length of its legs and the operating environment. Moving a rig from one drill site to another involves lowering the hull into the water until it is afloat and then jacking up its legs with the hull floating on the surface of the water. The hull is then towed to the new drilling site. A cantilever jackup has a feature that allows the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over a pre-existing platform or structure. Certain cantilever jackup rigs have "skid-off" capability, which allows the derrick equipment to be skidded onto an adjacent platform, thereby increasing the operational capacity of the rig. Slot-type jackup rigs are configured for drilling operations to take place through a slot in the hull. Slot-type rigs are usually used for exploratory drilling because their configuration makes them difficult to position over existing platforms or structures.

     TENDER-ASSISTED RIGS. The Company's tender-assisted rigs are generally non-self-propelled barges moored alongside a platform and containing crew quarters, mud pits, mud pumps and power generation systems. The only equipment transferred to the platform for drilling or workover operations is the derrick equipment set consisting of the substructure, drillfloor, derrick and drawworks. As a result, tender-assisted rigs are less hazardous and allow smaller, less costly platforms to be used for development projects. Self-erecting tenders carry their own derrick equipment set and have a crane capable of erecting the derrick on the platform, thereby eliminating the cost associated with a separate derrick barge and related equipment.

     BARGE RIGS. The Company operates barge rigs on Lake Maracaibo, Venezuela that have been designed to work in a floating mode with a cantilever feature and a mooring system that enables the rig to operate in waters up to 150 feet deep. In Nigeria, the Company operates a posted "swamp" barge rig. The rig is held on location by legs or posts that are jacked down into the sea floor before commencement of work.

     PLATFORM RIGS. The Company's platform rigs in the Gulf of Mexico consist of well servicing equipment and machinery arranged in modular packages that are transported to and assembled and installed on fixed offshore platforms owned by the customer. Fixed offshore platforms are steel, tower-like structures that stand on the ocean floor, with the top portion, or platform, above the water level, providing the foundation upon which the platform rig is placed. Platform rigs often provide drilling and horizontal reentry services using portable top drives, enhanced pumps and solids control equipment for drilling fluids, as well as workover services.

LAND-BASED RIGS

     The following table sets forth, as of March 1, 1998, certain information concerning the Company's land-based rig fleet:

                                LAND-BASED RIGS

COUNTRY                                 TOTAL    DRILLING    WORKOVER
-------------------------------------   -----    --------    --------
SOUTH AMERICA -- 215
     Argentina*......................    148         38         110
     Venezuela.......................     47         14          33
     Colombia........................     20         14           6
AFRICA/MIDDLE EAST -- 9
     Algeria.........................      4          4        --
     Libya...........................      2          1           1
     Oman............................      2          2        --
     Bahrain.........................      1          1        --
OTHER -- 13..........................     13          4           9
                                        -----       ---         ---
          Total Land Rigs............    237         78         159
                                        =====       ===         ===

------------

* Includes seven rigs to be deployed to Bolivia.

     A land-based drilling rig consists of engines, drawworks, a mast, substructure, pumps to circulate the drilling fluid, blowout preventers, drill string and related equipment. The engines power a rotary table that turns the drill string, causing the drill bit to bore through the subsurface rock layers. Rock cuttings are carried to the surface by the circulating drilling fluid. The intended well depth and the drilling site conditions are the principal factors that determine the size and type of rig most suitable for a particular drilling job.

     A land-based well servicing rig consists of a mobile carrier, engine, drawworks and derrick. The primary function of a well servicing rig is to act as a hoist so that pipe, rods and down-hole equipment can be run into and out of a well. All of the Company's well servicing rigs can be readily moved between well sites and between geographic areas of operations.

SERVICES PROVIDED

  DRILLING SERVICES

     The Company provides contract drilling services to oil and gas exploration and production companies through the use of mobile offshore and land-based drilling rigs. Generally, land-based rigs and offshore platform rigs operate with crews of six to 17 persons while semisubmersible rigs, jackup rigs, tender-assisted rigs and barge rigs operate with crews of 15 to 25 persons. The Company provides the rig and drilling crew and is responsible for the payment of operating and maintenance expenses. Mobilization expenses are generally paid by the customer.

  MAINTENANCE AND WORKOVER SERVICES

     Maintenance services are required on producing oil and gas wells to ensure efficient, continuous operation. These services consist of mechanical repairs necessary to maintain production from the well, such as repairing parted sucker rods, replacing defective down-hole pumps in an oil well or replacing defective tubing in a gas well. The Company provides the rigs, equipment and crews for these maintenance services, which are performed on both oil and gas wells but which are more often required on oil wells. Many of the Company's rigs also have pumps and tanks that can be used for circulating fluids into and out of the well. Typically, maintenance jobs are performed on a series of wells in geographic proximity and require little, if any, revenue-generating equipment other than a rig.

     In addition to periodic maintenance, producing oil and gas wells occasionally require major repairs or modifications, called "workovers." Workover services include the opening of new producing zones in an existing well, recompletion of a well in which production has declined, drilling out plugs and packers and the conversion of a producing well to an injection well during enhanced recovery operations. These extensive workover operations are normally performed by a well servicing rig with additional specialized accessory equipment, which may include rotary drilling equipment, mud pumps, mud tanks and blowout preventers, depending upon the particular type of workover operation. Most of the Company's rigs are designed and equipped to handle the more complex workover operations.

  ENGINEERING SERVICES

     The Company believes that its engineering and design expertise has become an important factor in the growth and success of its business. The Company employs a technical staff dedicated to industry research and development and to designing specialized drilling equipment to fulfill specific customer requirements. The engineering staff has designed and managed the fabrication of many rigs in the Company's offshore rig fleet and is actively involved in the Company's newbuild projects. The Company also employs an engineering staff that provides turnkey and project management services, reservoir drainage analysis and well engineering, which enhances the Company's contract drilling services.

COMPETITION

     Competition in the international markets in which the Company operates ranges from large multinational competitors offering a wide range of well servicing and drilling services to smaller, locally owned businesses. The Company believes that it is competitive in terms of pricing, performance, equipment, safety, availability of equipment to meet customer needs and availability of experienced, skilled personnel in those international areas in which it operates. Currently, the Company has strong market positions in South America, the Gulf of Mexico and Africa/Middle East.

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

CUSTOMERS

     The Company provides services for large multinational oil and gas companies, government-owned oil and gas companies and independent operators. During 1997, PDVSA accounted for approximately 14% of the Company's consolidated revenues. No other customer accounted for more than 10% of the Company's consolidated revenues.

CONTRACTS

     The Company's drilling contracts are awarded through competitive bidding or on a negotiated basis. The contract terms and rates vary depending on competitive conditions, the geographical area, the geological formation to be drilled, the equipment and services to be supplied, the on-site drilling conditions and the anticipated duration of the work to be performed.

     Oil and gas well drilling contracts are carried out on either a dayrate, footage or turnkey basis. Under dayrate contracts, the Company charges the customer a fixed charge per day regardless of the number of days needed to drill the well. In addition, dayrate contracts usually provide for a reduced dayrate (or lump sum amount) for mobilizing the rig to the well location and for assembling and dismantling the rig. Under dayrate contracts, the Company ordinarily bears no part of the costs arising from down-hole risks (such as time delays for various reasons, including a stuck or broken drill string or blowouts). Most of the Company's contracts are on a dayrate basis. Other contracts provide for payment on a footage basis, whereby the Company is paid a fixed amount for each foot drilled regardless of the time required or the problems encountered in drilling the well. The Company may also enter into turnkey contracts, whereby it agrees to drill a well to a specific depth for a fixed price and to bear some of the well equipment costs. Compared to dayrate contracts, footage and turnkey contracts involve a higher degree of risk to the Company and, accordingly, normally provide greater profit potential. Two of the Company's jackup rigs are currently operating under turnkey contracts.

     In international markets, contracts generally provide for longer terms than contracts in domestic offshore markets. When contracting abroad, the Company is faced with the risks of currency fluctuation and, in certain cases, exchange controls. Typically, the Company limits these risks by obtaining contracts providing for payment in U.S. dollars or freely convertible foreign currency. To the extent possible, the Company seeks to limit its exposure to potentially devaluating currencies by matching its acceptance thereof to its expense requirements in such local currencies. There can be no assurance that the Company will be able to continue to take such actions in the future, thereby exposing the Company to foreign currency fluctuations that could have a material adverse effect upon its results of operations and financial condition. There can be no assurances, however, that the local monetary authorities in the countries in which the Company operates will not implement exchange controls in the future.

SEASONALITY

     In general, the Company's business activities are not significantly affected by seasonal fluctuations. The Company's rigs are located in geographical areas that are not subject to severe weather that would halt operations for prolonged periods.

EMPLOYEES

     The Company currently employs approximately 8,400 employees. Approximately 1,600 of the employees are located in the United States and 6,800 are located abroad. Hourly rig crew members constitute the vast majority of employees. None of the Company's U.S. employees are represented by a collective bargaining unit. Many of the Company's international employees are subject to industry-wide labor contracts within their respective countries. Management believes that the Company's employee relations are good.

SEGMENT INFORMATION

     Information with respect to revenues, earnings from operations and identifiable assets attributable to the Company's industry segments and geographic areas of operations for the last three fiscal years is presented in Note 13 of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this report.

OTHER CONSIDERATIONS

  INDUSTRY CONDITIONS

     The contract drilling industry is a highly competitive and cyclical business characterized by high capital and maintenance costs. The Company's current business and operations are substantially dependent upon conditions in the oil and gas industry and, specifically, the exploration and production expenditures of oil and gas companies. The demand for contract drilling and related services is directly influenced by oil and gas prices, expectations about future prices, the cost of producing and delivering oil and gas, government regulations, local and international political and economic conditions, including the ability of the Organization of Petroleum Exporting Countries ("OPEC") to set and maintain production levels and prices, the level of production by non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and gas reserves. There can be no assurance that current levels of exploration and production expenditures of oil and gas companies will be maintained or that demand for the Company's services will reflect the level of such activities.

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

     From time to time, certain foreign subsidiaries of the Company operate in countries such as Libya and Iran that are subject to sanctions and embargoes imposed by the U.S. Government. Although these sanctions and embargoes do not prohibit such subsidiaries from completing existing contracts or from entering into new contracts to provide drilling services in such countries, they do prohibit the Company and its domestic subsidiaries, as well as employees of the Company's foreign subsidiaries who are U.S. citizens, from participating in or approving any aspect of the business activities in such countries. The Company is unable to predict whether such constraints on its ability to have U.S. persons provide managerial oversight and supervision will adversely affect the financial or operating performance of such business activities.

  RISKS RELATED TO NEW CONSTRUCTION, UPGRADE AND REFURBISHMENT PROJECTS

     The Company intends to make significant expenditures to construct new rigs and to upgrade and refurbish other rigs that are not currently under contract. These projects are subject to the risks of delay or cost overruns inherent in large construction and refurbishment projects, including shipyard availability, shortages of materials or skilled labor, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, nonavailability of necessary equipment and inability to obtain any of the requisite permits or approvals. Significant delays could also have a material adverse effect on the Company's marketing plans for such rigs and could jeopardize the contracts under which the Company plans to operate such rigs.

  ACQUISITION-RELATED RISKS

     A substantial portion of the Company's growth has resulted from the acquisition of other oilfield services businesses and assets. There can be no assurance, however, that the Company will be able to continue to identify attractive acquisition opportunities, negotiate acceptable acquisition terms, obtain financing for acquisitions on satisfactory terms or successfully acquire identified targets. The ability of the Company to pursue acquisition opportunities may be affected by the limitations on its financing flexibility imposed by the Company's current financing arrangements. Moreover, there can be no assurance that competition for acquisition opportunities in the industry will not escalate, thereby increasing the cost to the Company of making further acquisitions or causing the Company to refrain from making further acquisitions. In addition, no assurance can be given that the Company will be successful in integrating acquired businesses and assets into its existing operations. Such integration may result in unforeseen operational difficulties or require a disproportionate amount of management's attention. The Company's failure to achieve consolidation savings, to incorporate the acquired businesses and assets into its existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on the Company.

  LEVERAGE AND DEBT COVENANTS

     As of December 31, 1997, the Company had approximately $523.9 million in long-term indebtedness, net of current portion, approximately $52.5 million of which was represented by subordinated debentures that are convertible into Common Stock at a conversion price of $12.25 per share. The level of the Company's indebtedness will have several important effects on the Company's future operations, including among others, (i) a significant portion of the Company's cash flow from operations will be dedicated to the payment of principal of and interest on its indebtedness and will not be available for other purposes, (ii) covenants contained in the Company's existing financing arrangements require the Company to meet certain financial tests, which may affect the Company's flexibility in planning for, and reacting to, changes in its business, and (iii) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting the operations of the Company, many of which are beyond its control.

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

  GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

     Many aspects of the Company's operations are affected by domestic and foreign political developments and are subject to numerous governmental regulations that may relate directly or indirectly to the contract drilling and well servicing industries. The Company's operations routinely involve the handling of waste materials, some of which are classified as hazardous substances. Consequently, the regulations applicable to the Company's operations include those with respect to containment, disposal and controlling the discharge of hazardous oilfield waste and other non-hazardous waste material into the environment, requiring removal and cleanup under certain circumstances, or otherwise relating to the protection of the environment. Laws and regulations protecting the environment have become more stringent in recent years and may in certain circumstances impose strict liability, rendering a party liable for environmental damage without regard to negligence or fault on the part of such party. Such laws and regulations may expose the Company to liability for the conduct of, or conditions caused by, others or for acts of the Company which were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on the Company. In addition, the modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or development drilling for oil and gas for economic, environmental or other reasons could have a material adverse effect on the Company's operations by limiting future contract drilling opportunities.

ITEM 2.  PROPERTY

     The Company's property consists primarily of offshore mobile and land-based drilling rigs, well servicing rigs and ancillary equipment, most of which are owned by the Company. Certain rigs are operated by the Company pursuant to joint venture arrangements or operating agreements. The Company also owns and operates transport and winch trucks, pumps, generators, power swivels and similar ancillary equipment. The Company owns approximately 750 vehicles and leases approximately 75 others.

     The corporate office in Houston, Texas occupies approximately 34,600 square feet of leased space under a lease that expires in February 2005. In Argentina, the Company leases 4,500 square feet of office space in Buenos Aires and owns five operating bases and leases three others. In Venezuela, the Company leases two operating bases with an office facility at one. In Colombia, the Company leases office space in Bogota and two operating bases. In France, the Company leases approximately 18,000 square feet of office space. Shore-based operations for the Company's Gulf of Mexico operations are conducted from its owned facility in Houma, Louisiana. The shore facility is located on the Intracoastal waterway and provides direct access to the Gulf of Mexico.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table and descriptions set forth certain information as of March 1, 1998 with respect to the executive officers of the Company. Officers are elected annually by the Board of Directors and serve until their successors are chosen or until their resignation or removal.

        NAME            AGE                              POSITION
---------------------   ---   -------------------------------------------------
Ray H. Tolson........   63    Chairman of the Board and Chief Executive Officer
Paul A. Bragg........   42    President and Chief Operating Officer
James W. Allen.......   54    Senior Vice President -- Operations
Gerard Godde.........   55    Senior Vice President -- Forasol Operations
John O'Leary.........   42    Vice President -- International Marketing
Steven R. Tolson.....   40    Vice President -- U.S. Operations -- Offshore
Robert W. Randall....   55    Vice President -- General Counsel and Secretary
Earl W. McNiel.......   39    Vice President and Chief Financial Officer

     RAY H. TOLSON was elected Chairman of the Board in December 1993. He has served as a director since August 1988 and Chief Executive Officer of the Company and its predecessor since 1975. Mr. Tolson was President of the Company from February 1975 to February 1997.

     PAUL A. BRAGG has been President of the Company since February 1997. He joined the Company in July 1993 as its Vice President and Chief Financial Officer. From 1988 until he joined the Company, Mr. Bragg was an independent business consultant and managed private investments. He previously served as Vice President and Chief Financial Officer of Energy Service Company, Inc. (now ENSCO International Inc.) ("ENSCO"), an oilfield services company, from 1983 through 1987.

     JAMES W. ALLEN joined the Company in January 1993 as its Vice
President -- International Operations. In February 1996, he was named Senior Vice President -- Operations. From 1988 through 1992, Mr. Allen was an independent business consultant and managed private investments. From 1984 to 1988, he was Vice President Latin America for ENSCO. Mr. Allen has 29 years of oilfield experience with several different companies.

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

     JOHN O'LEARY was named Vice President -- International Marketing in March 1997 in connection with the Forasol transaction. Mr. O'Leary had been Manager, Marketing and Business Development of Forasol since June 1993, with primary responsibility for worldwide business development. Mr. O'Leary joined Forasol S.A. in August 1985.

     STEVEN R. TOLSON was named Vice President -- U.S. Operations -- Offshore in February 1997. Mr. Tolson has held various management and engineering positions with the Company since 1994. Prior to 1994, Mr. Tolson held various engineering positions with Conoco Inc. Ray Tolson is Steven Tolson's father.

     ROBERT W. RANDALL has been Vice President and General Counsel of the Company since May 1991. He was elected Secretary of the Company in 1993. Prior to 1991, he was Senior Vice President, General Counsel and Secretary for Tejas Gas Corporation, a natural gas transmission company.

     EARL W. MCNIEL has been Vice President and Chief Financial Officer of the Company since February 1997. He joined the Company in September 1994 as its Chief Accounting Officer. From 1990 to 1994, Mr. McNiel served as Chief Financial Officer of several publicly owned waste management companies. From 1987 to 1990, he was employed by ENSCO as Manager, Finance.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock is listed on the New York Stock Exchange under the symbol "PDE." Prior to September 10, 1997, the Common Stock traded on The Nasdaq Stock Market's National Market under the symbol "PRDE." As of March 12, 1998, there were 2,004 shareholders of record of the Common Stock. The following table sets forth the range of high and low sales prices of the Common Stock for the periods shown:

                                                PRICE
                                        ----------------------
                                          HIGH         LOW
                                        -------    -----------
1996
First Quarter........................   $14 3/8    $    9  1/8
Second Quarter.......................    18            13  5/8
Third Quarter........................    16 1/4        11  5/8
Fourth Quarter.......................    23 1/4        13  1/8
1997
First Quarter........................   $24        $   16  3/4
Second Quarter.......................    24            16 11/16
Third Quarter........................    36 3/4        23
Fourth Quarter.......................    37 1/4        20  5/8

     The Company has not paid any cash dividends on the Common Stock since becoming a publicly held corporation in September 1988. The Company currently has a policy of retaining all available earnings for the development and growth of its business and does not anticipate paying dividends on the Common Stock at any time in the foreseeable future. The ability of the Company to pay cash dividends in the future is restricted by the Company's $100 million secured credit facility and covenants contained in the indenture governing $325 million principal amount of Senior Notes. The desirability of paying such dividends could also be materially affected by U.S. and foreign tax considerations.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial information as of December 31, 1997 and 1996, and for each of the years in the three years in the period ended December 31, 1997, has been derived from the audited consolidated financial statements of the Company included elsewhere herein. This information should be read in conjunction with such consolidated financial statements and the notes thereto. The selected consolidated financial information as of December 31, 1995, 1994 and 1993, and for each of the years in the two years in the period ended December 31, 1994, has been derived from audited consolidated financial statements of the Company, that have previously been included in the Company's reports under the Exchange Act, that are not included herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                         YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------------
                                          1993        1994        1995        1996        1997
                                       ----------  ----------  ----------  ----------  -----------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues.............................  $  127,099  $  182,336  $  263,599  $  407,174  $   699,788
Operating costs......................     100,305     139,653     187,203     292,599      458,861
Depreciation and amortization........       6,407       9,550      16,657      29,065       58,661
Selling, general and
  administrative.....................      17,572      25,105      32,418      45,368       73,881
                                       ----------  ----------  ----------  ----------  -----------
Earnings from operations.............       2,815       8,028      27,321      40,142      108,385
Other income (expense) net(1)........         504         106      (4,898)     (9,323)      47,249
                                       ----------  ----------  ----------  ----------  -----------
Earnings before income taxes(1)......       3,319       8,134      22,423      30,819      155,634
Income tax provision (benefit)(2)....      (2,621)      1,920       7,064       8,091       51,639
                                       ----------  ----------  ----------  ----------  -----------
Net earnings(1)(2)...................  $    5,940  $    6,214  $   15,359  $   22,728  $   103,995
                                       ==========  ==========  ==========  ==========  ===========
Net earnings per share(1)(2)(3)
     Basic...........................  $      .37  $      .30  $      .63  $      .85  $      2.42
                                       ==========  ==========  ==========  ==========  ===========
     Diluted.........................  $      .36  $      .30  $      .61  $      .77  $      2.16
                                       ==========  ==========  ==========  ==========  ===========
Weighted average shares
outstanding(3)
     Basic...........................      16,133      20,418      24,551      26,719       43,036
     Diluted.........................      16,360      20,650      25,128      33,755       49,143
BALANCE SHEET DATA (AS OF DECEMBER
  31):
Working capital......................  $   21,758  $   26,640  $   31,302  $   62,722  $   103,733
Property and equipment, net..........      62,823     139,899     178,488     375,249    1,171,647
Total assets.........................     109,981     205,193     257,605     542,062    1,541,501
Long-term debt, net of current
  portion............................         200      42,096      61,136     106,508      435,100
Convertible subordinated
  debentures.........................      --          --          --          80,500       52,500
Shareholders' equity.................      69,126     111,385     131,239     201,797      685,157

------------

(1) Other income (expense) net, earnings before income taxes and net earnings for the year ended December 31, 1997 include a pretax gain on the divestiture of the Company's U.S. land-based well servicing business of $83,553,000. The gain was partially offset by non-recurring charges totaling $4,182,000, net of estimated income taxes, relating principally to the induced conversion of $28,000,000 principal amount of the Company's convertible subordinated debentures. Excluding such non-recurring items, net earnings for the year ended December 31, 1997 were $54,724,000, or $1.16 per share.

(2) Income tax provision (benefit) and net earnings for the year ended December 31, 1993 include $3,835,000 ($0.23 per share) cumulative effect of change in accounting for income taxes.

(3) Net earnings per share for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 and weighted average shares outstanding as of such dates have been restated to comply with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements as of December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996 and 1995, included elsewhere herein. The following information contains forward-looking statements. For a discussion of certain limitations inherent in such statements, see "Forward-Looking Statements."

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

     International drilling and well servicing activity is affected by fluctuations in oil and gas prices, but historically to a lesser extent than domestic activity. International rig services contracts are typically for terms of one year or more, while domestic contracts are typically for one well or multiple wells. Accordingly, international rig services activities generally are not as sensitive to short-term changes in oil and gas prices as domestic operations.

     Since 1993, the Company has entered into a number of transactions that have significantly expanded its international and domestic offshore operations, including the following:

      o In January 1995, the Company commenced operating two barge rigs on Lake Maracaibo, Venezuela. The barge rigs were constructed during 1994 pursuant to ten-year operating contracts entered into with PDVSA, the Venezuelan national oil company.

      o   In April 1996, the Company acquired Quitral-Co S.A.I.C.
          ("Quitral-Co") from Perez Companc S.A. and other shareholders. The
          23 land-based drilling and 57 land-based workover rigs in Argentina and seven land-based drilling and 23 land-based workover rigs in Venezuela operated by Quitral-Co were combined with the Company's existing land-based operations in those countries. The Company has further expanded international operations by deploying more than 40 rigs from its former U.S. land-based fleet, primarily to Argentina and Venezuela, and by acquiring four rigs from an Argentina competitor.

      o In October 1996, the Company expanded its Colombian operations to 20 rigs through the acquisition of Ingeser de Colombia, S.A. ("Ingeser"), which operated seven land-based drilling rigs and six land-based workover rigs in Colombia.

      o In November 1996, the Company added three land-based drilling rigs and support assets to its operations in Argentina through the acquisition of the assets of another contractor.

      o In February 1997, the Company completed the divestiture of its domestic land-based well servicing operations, which included 407 workover rigs operating in Texas, California, New Mexico and Louisiana.

      o In March 1997, the Company completed the Forasol acquisition, adding two semisubmersible rigs, three jackup rigs, seven tender-assisted rigs, four barge rigs and 29 land-based rigs operating in various locations in South America, North Africa, the Middle East and Southeast Asia.

      o In May 1997, the Company purchased 13 mat-supported jackup drilling rigs, 11 of which are currently operating in the Gulf of Mexico, one of which is currently operating in West Africa and one of which is being mobilized to Malaysia.

RESULTS OF OPERATIONS

     The following table sets forth selected consolidated financial information of the Company by operating segment for the periods indicated:

                                                             YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------------------
                                               1995                   1996                   1997
                                       ---------------------  ---------------------  ---------------------
                                                             (DOLLARS IN THOUSANDS)
Revenues:
     United States land..............  $  113,115       42.9% $  117,142       28.8% $   16,485        2.4%
     United States offshore..........      49,595       18.8      57,450       14.1     135,281       19.3
     International land..............     100,889       38.3     218,562       53.7     385,590       55.1
     International offshore..........      --         --          14,020        3.4     162,432       23.2
                                       ----------  ---------  ----------  ---------  ----------  ---------
          Total revenues.............  $  263,599      100.0% $  407,174      100.0% $  699,788      100.0%
                                       ==========  =========  ==========  =========  ==========  =========
Earnings from operations:
     United States land..............  $    7,906       28.9% $    7,808       19.5% $      519         .5%
     United States offshore..........       6,785       24.9       6,983       17.4      40,965       37.8
     International land..............      12,630       46.2      23,372       58.2      42,500       39.2
     International offshore..........      --         --           1,979        4.9      24,401       22.5
                                       ----------  ---------  ----------  ---------  ----------  ---------
          Total earnings from
             operations..............  $   27,321      100.0% $   40,142      100.0% $  108,385      100.0%
                                       ==========  =========  ==========  =========  ==========  =========

  1997 COMPARED WITH 1996

     REVENUES. Revenues for 1997 increased $292.6 million, or 72%, as compared to 1996. This increase was due primarily to the expansion of the Company's Gulf of Mexico and international operations as follows: (i) $201.3 million was related to the operations acquired in the Forasol acquisition in March 1997,
(ii) $70.2 million was related to the operations of the mat-supported jackup rigs acquired in May 1997 and (iii) $50.0 million was related to the incremental full-year effect of the operations acquired in the April 1996 acquisition of Quitral-Co. The remaining increase in revenue was due to the net addition of five land-based drilling rigs and two barge rigs in South America combined with increased contract drilling dayrates from ongoing operations. This increase was partially offset by a reduction of $100.0 million in revenue related to the divestiture of the Company's domestic land-based well servicing operations.

     OPERATING COSTS. Operating costs for 1997 increased $166.3 million, or 64%, as compared to 1996. This increase was due primarily to the acquisitions and asset purchases discussed above as follows: (i) $130.4 million was related to the operations acquired in the Forasol acquisition in March 1997, (ii) $30.1 million was related to the operations of the mat-supported jackup rigs acquired in May 1997 and (iii) $20.0 million was related to the incremental full-year effect of the operations acquired in the April 1996 acquisition of Quitral-Co. The remaining increase in operating costs was due to the net addition of four land-based drilling rigs and two barge rigs in South America combined with increased labor costs from ongoing operations in Venezuela. This increase in operating costs was partially offset by a reduction of $90.0 million related to the divestiture of the Company's domestic land-based well servicing operations.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for 1997 increased $26.0 million, or 93%, compared to 1996, primarily as a result of the acquisitions of Forasol, Quitral-Co and the mat-supported jackup rigs, and depreciation of new, refurbished and upgraded rigs placed in service during the year, which increase was partially offset by the sale of the Company's domestic land-based well servicing operations.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs in 1997 increased approximately $28.5 million, or 63%, as compared to 1996, primarily as a result of the acquisitions of Forasol, Quitral-Co and the mat-supported jackup rigs, which increase was partially offset by the sale of the Company's domestic land-based well servicing operations. As a percentage of revenues, total selling, general and administrative costs decreased from 11.1% for 1996 to 10.5% for 1997.

     OTHER INCOME (EXPENSE). Other income (expense) resulted in income of $47.0 million in 1997 as compared to expense of $9.0 million in 1996. Other income and expense included interest income, interest expense, net gains or losses from sale of assets, minority interests, foreign exchange gains or losses and other sources. The Company incurred a gain of $83.6 million from the sale of its domestic land-based well servicing operations in February 1997. This gain was partially offset by a charge of approximately $4.0 million relating to the induced conversion of $28.0 million of the Company's
6 1/4% convertible subordinated debentures and other charges. Interest expense for 1997 increased $21 million, or 61%, compared to 1996. This increase was due primarily to the issuance of $325 million in Senior Notes by the Company in May 1997. During 1997 the Company capitalized approximately $6.0 million in interest expense related to its capital expenditures, as compared to approximately $2.0 million in 1996.

     INCOME TAX PROVISION (BENEFIT). The Company's consolidated effective income tax rate for 1997 was approximately 33%, as compared to approximately 26% for 1996. The increase in the effective tax rate resulted from the effects of
(i) certain non-deductible amounts, primarily $3.7 million of costs related to induced conversion of convertible subordinated debentures, (ii) an estimated effective combined U.S. federal and state income tax rate of 36% on the gain from the sale of the Company's U.S. land-based well servicing operations and
(iii) an estimated effective income tax rate of 29% on ongoing operations.

  1996 COMPARED WITH 1995

     REVENUES. Revenues for 1996 increased $143.6 million, or 54%, as compared to 1995. Of this increase, $131.7 million was a result of expansion of the Company's international operations, primarily due to the acquisition of Quitral-Co in April 1996. Revenues from domestic land operations increased $4.0 million, primarily as a result of the inclusion of operating results of X-Pert Enterprises, Inc. ("X-Pert") (the operations of which were sold in February
1997) for 12 months in 1996 as compared to only ten months in 1995. Revenues attributable to domestic offshore operations increased $7.9 million, due primarily to an increased number of the Company's offshore platform rigs working in 1996.

     OPERATING COSTS. Operating costs for 1996 increased $105.4 million, or 56%, as compared to 1995. Of this increase, $94.0 million was a result of expansion of the Company's international operations and $3.0 million was attributable to domestic land-based operations, primarily due to the inclusion of the operating results of X-Pert for the full period, which offset a $2.4 million reduction of workers' compensation expense recorded in the fourth quarter of 1996. Operating costs related to domestic offshore operations increased $7.6 million due to an increased number of offshore platform rigs working, as discussed above, and a related increase in mobilization costs.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for 1996 increased $12.4 million, or 74%, as compared to 1995, primarily as a result of the Quitral-Co acquisition and additional expansion of the Company's international and domestic offshore assets.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for 1996 increased $13.0 million, or 40%, as compared to 1995, primarily due to the inclusion of such costs for Quitral-Co. During 1996, the Company incurred certain nonrecurring expenses in connection with consolidation of acquired operations with its existing operations in Argentina and Venezuela. As a percentage of revenues, total selling, general and administrative costs were 11% for 1996 as compared to 11% for 1995.

     EARNINGS FROM OPERATIONS. Earnings from operations for 1996 increased by $12.8 million, or 47%, as compared to 1995. Of this increase, $12.7 million was attributable to international expansion, including the Quitral-Co acquisition. Domestic offshore utilization also improved, resulting in a $198,000 increase in earnings from operations. Earnings from domestic land operations were essentially unchanged between 1996 and 1995.

     OTHER INCOME (EXPENSE). Other income (expense) for 1996 included net gains from asset sales, foreign exchange transactions and other sources. Other income (expense) for 1995 consisted primarily of miscellaneous gains of $638,000 from asset sales, insurance recoveries, foreign exchange transactions and other sources. Interest income increased to $2.4 million for 1996 from $740,000 for 1995 due to an increase in cash available for investment. Interest expense for 1996 increased by $7.4 million over 1995, as a result of interest accrued on the convertible subordinated debentures and borrowings related to the Quitral-Co acquisition and other additions to property and equipment. During 1996 and 1995, the Company capitalized $1.9 million and $250,000, respectively, of interest expense in connection with construction projects.

     INCOME TAX PROVISION (BENEFIT). The Company's consolidated effective income tax rate for 1996 was approximately 26%, as compared to approximately 32% for 1995. The decrease was attributable to the increase in foreign income, which is taxed at a lower statutory rate, and the reduction in U.S. income, which is taxed at a higher statutory rate. The decrease was also due to recognition in 1996 of $2.2 million of foreign net operating loss carryforwards, including net operating loss carryforwards of acquired businesses. The Company had previously provided a valuation allowance for certain foreign net operating loss carryforwards, due to uncertainties regarding the Company's ability to realize such tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had net working capital of $121.2 million and $62.7 million at December 31, 1997 and 1996, respectively. The Company's current ratio was 1.6 at both December 31, 1997 and December 31, 1996.

     In March 1997, the Company entered into a revolving credit facility with a group of banks (as amended and restated in December 1997, the "Credit
Facility") which provides for availability of up to $100.0 million (including $25.0 million for letters of credit). Availability under the Credit Facility is limited to a borrowing base based on the value of collateral. The Credit Facility is collateralized by the accounts receivable, inventory and intangibles of the Company and its domestic subsidiaries, two-thirds of the stock of the Company's foreign subsidiaries, the stock of the Company's domestic subsidiaries and certain other assets. The Credit Facility terminates in December 2000. Borrowings under the Credit Facility bear interest at a variable rate based on either the prime rate or LIBOR.

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

     In May 1997, the Company issued $325.0 million of 9 3/8% Senior Notes due May 1, 2007 (the "Senior Notes"). Interest on the Senior Notes is payable semiannually on May 1 and November 1 of each year, commencing November 1, 1997. The Senior Notes are not redeemable prior to May 1, 2002, after which they will be redeemable, in whole or in part, at the option of the Company at redemption prices starting at 104.688% and declining to 100% by May 1, 2005. In the event the Company consummates a public equity offering on or prior to May 1, 2000, the Company at its option may use all or a portion of the proceeds from such public equity offering to redeem up to $108.3 million principal amount of the Senior Notes at a redemption price equal to 109.375% of the aggregate principal amount thereof, together with accrued and unpaid interest to the date of redemption. The Indenture governing the Senior Notes (as amended and supplemented, the "Indenture") contains provisions which limit the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, enter into mergers and consolidations, pay cash dividends on its capital stock, make acquisitions, sell assets or change its business.

     A newly organized, special purpose subsidiary of the Company is participating in joint ventures to construct, own and operate six Amethyst-class dynamically positioned semisubmersible drilling rigs. The rigs will be operated under charter and service contracts with Petrobras having initial terms of six to eight years. The total estimated cost to construct, equip and mobilize the six rigs is approximately $1 billion, approximately 90% of which is expected to be provided from the proceeds of project finance obligations of the ventures without recourse to the joint venture participants. Delivery of the rigs is expected during late 1999 and 2000. The Company estimates that its total equity investment in the project will be approximately $30 million, which will represent a 30% ownership interest.

     A subsidiary of the Company has entered into a joint venture to construct, own and operate the PRIDE AFRICA, an ultra-deepwater drillship currently under construction in South Korea. The PRIDE AFRICA, which will be capable of operating in water depths of up to 10,000 feet, is contracted to work for Elf Exploration Angola for a term of five years. It is anticipated that the PRIDE AFRICA will commence operations in mid-1999. The joint venture has entered into a financing arrangement with a group of banks providing that, upon delivery of the drillship, approximately 80% of the estimated construction cost of $235 million will be financed by loans that are without recourse to the joint venture participants. The Company estimates that its total equity investment in the project will be approximately $12.0 million, which will represent a 51% ownership interest.

     The Company has obtained a commitment from a group of banks to provide up to $110.0 million in loans to finance its acquisition of certain equipment to be installed on the PRIDE AFRICA. The loans will be secured by such equipment and will bear interest at a rate of LIBOR plus 1.25% per annum. The Company has agreed to sell such equipment to the joint venture formed to construct, own and operate the rig on or before the date Elf Exploration Angola accepts delivery of the rig under the charter, which is anticipated to be mid-1999, and expects to repay such loan from such sales proceeds. The joint venture intends to draw on its financing arrangement described above to finance its payment to the Company.

     The Company has filed a "shelf" registration statement under the Securities Act pursuant to which it may issue up to $500.0 million of securities consisting of any combination of debt securities, Common Stock and Preferred Stock. Management believes that the cash generated from the Company's operations, together with borrowings under the Credit Facility and issuances of securities pursuant to the shelf registration statement, will be adequate to fund the rig construction discussed above and the Company's normal ongoing capital expenditure, working capital and debt service requirements.

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

ACCOUNTING MATTERS

     The Company will adopt Statement of Financial Accounting Standards ("FAS") No. 132 "Employers' Disclosures about Pensions and Other
Postretirement Benefits," FAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," and FAS No. 130 "Reporting Comprehensive Income" for the year ended December 31, 1998. The Company does not anticipate that the adoption of these disclosure standards will have a material impact on its consolidated financial statements.

YEAR 2000 MATTERS

     Year 2000 issues result from the inability of computer programs or computerized equipment to accurately calculate, store or use a date subsequent to December 31, 1999. The erroneous date can be interpreted in a number of different ways; typically, the year 2000 is represented as the year 1900. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business. The Company is in the process of implementing new financial reporting, operational reporting and computer systems. The first phase of implementation was completed in February 1998. The remaining phases are scheduled for implementation and completion within the next two years. In addition, the Company is assessing the use of less critical software systems and various types of equipment. The Company is using both internal and external resources to complete tasks and perform testing necessary to address year 2000 issues. The Company believes that the potential impact, if any, of these systems not being year 2000 compliant will at most require employees to manually complete otherwise automated tasks or calculations and that it should not affect the Company's ability to continue drilling or sales activities.

     The Company has initiated formal communication with its significant suppliers, business partners and customers to determine the extent to which the Company is vulnerable to those third parties' failure to correct their own year 2000 issues. There can be no assurances that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Pride International, Inc.:

     We have audited the consolidated balance sheet of Pride International, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in the shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pride International, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                        COOPERS & LYBRAND L.L.P.

Houston, Texas
March 16, 1998

                           PRIDE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                              DECEMBER 31,
                                       --------------------------
                                           1997          1996
                                       ------------  ------------
               ASSETS
CURRENT ASSETS
     Cash and cash equivalents.......  $     73,539  $     10,310
     Short-term investments..........           856           460
     Trade receivables, net..........       194,973        99,531
     Parts and supplies..............        26,899        27,642
     Deferred income taxes...........         2,252         1,778
     Other current assets............        35,691        16,686
                                       ------------  ------------
          Total current assets.......       334,210       156,407
                                       ------------  ------------
PROPERTY AND EQUIPMENT, AT COST......     1,273,327       514,903
ACCUMULATED DEPRECIATION.............      (101,680)     (139,654)
                                       ------------  ------------
          Net property and
              equipment..............     1,171,647       375,249
                                       ------------  ------------
OTHER ASSETS
     Investments in and advances to
      affiliates.....................         9,092       --
     Goodwill and other intangibles,
      net............................         3,623         3,134
     Other assets....................        22,929         7,272
                                       ------------  ------------
          Total other assets.........        35,644        10,406
                                       ------------  ------------
                                       $  1,541,501  $    542,062
                                       ============  ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable................  $    101,318  $     31,918
     Accrued expenses................        58,412        25,785
     Short-term borrowings...........        21,055         3,300
     Current portion of long-term
      debt...........................        39,356        32,682
     Current portion of long-term
      lease obligations..............        10,336       --
                                       ------------  ------------
          Total current
              liabilities............       230,477        93,685
                                       ------------  ------------
OTHER LONG-TERM LIABILITIES..........        28,911        12,134
LONG-TERM DEBT, net of current
  portion............................       435,100       106,508
LONG-TERM LEASE OBLIGATIONS, net of
  current portion....................        36,275       --
CONVERTIBLE SUBORDINATED
  DEBENTURES.........................        52,500        80,500
DEFERRED INCOME TAXES................        72,313        47,438
MINORITY INTEREST....................           768       --
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
     Common stock, no par value;
      100,000,000 shares authorized;
      50,097,120 and 28,571,876
      shares issued and 50,042,900
      and 28,517,656 shares
      outstanding, respectively......             1             1
     Paid-in capital.................       522,946       143,581
     Treasury stock, at cost.........          (191)         (191)
     Retained earnings...............       162,401        58,406
                                       ------------  ------------
          Total shareholders'
              equity.................       685,157       201,797
                                       ------------  ------------
                                       $  1,541,501  $    542,062
                                       ============  ============

   The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            YEAR ENDED DECEMBER 31,
                                       ----------------------------------
                                          1997        1996        1995
                                       ----------  ----------  ----------
REVENUES.............................  $  699,788  $  407,174  $  263,599
OPERATING COSTS......................     458,861     292,599     187,203
                                       ----------  ----------  ----------
     Gross Margin....................     240,927     114,575      76,396
DEPRECIATION AND AMORTIZATION........      58,661      29,065      16,657
SELLING, GENERAL AND
ADMINISTRATIVE.......................      73,881      45,368      32,418
                                       ----------  ----------  ----------
EARNINGS FROM OPERATIONS.............     108,385      40,142      27,321
                                       ----------  ----------  ----------
OTHER INCOME (EXPENSE)
     Other income....................      77,844       1,902         638
     Interest income.................       3,773       2,410         740
     Interest expense................     (34,368)    (13,635)     (6,276)
                                       ----------  ----------  ----------
          Total other income
             (expense), net..........      47,249      (9,323)     (4,898)
                                       ----------  ----------  ----------
EARNINGS BEFORE INCOME TAXES.........     155,634      30,819      22,423
INCOME TAX PROVISION.................      51,639       8,091       7,064
                                       ----------  ----------  ----------
NET EARNINGS.........................  $  103,995  $   22,728  $   15,359
                                       ==========  ==========  ==========
NET EARNINGS PER SHARE
     Basic...........................  $     2.42  $      .85  $      .63
     Diluted.........................  $     2.16  $      .77  $      .61
WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic...........................      43,036      26,719      24,551
     Diluted.........................      49,143      33,755      25,128

   The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                            COMMON STOCK                  TREASURY                    TOTAL
                                          ----------------    PAID-IN      STOCK      RETAINED    SHAREHOLDERS'
                                          SHARES    AMOUNT    CAPITAL     AT COST     EARNINGS       EQUITY
                                          ------    ------    --------    --------    --------    -------------
BALANCE -- DECEMBER 31, 1994............  24,028     $  1     $ 91,256     $ (191)    $ 20,319      $ 111,385
     Net earnings.......................    --       --          --         --          15,359         15,359
     Issuance of common stock in
       connection with acquisition......     525     --          3,279      --           --             3,279
     Exercise of stock options..........     256     --            739      --           --               739
     Tax benefit of non-qualified stock
       options..........................    --       --            477      --           --               477
                                          ------    ------    --------    --------    --------    -------------
BALANCE -- DECEMBER 31, 1995............  24,809        1       95,751       (191)      35,678        131,239
     Net earnings.......................    --       --          --         --          22,728         22,728
     Issuance of common stock in public
       offerings, net of offering
       costs............................   3,450     --         45,641      --           --            45,641
     Issuance of common stock in
       connection with acquisition......       4     --             29      --           --                29
     Exercise of stock options..........     255     --          1,338      --           --             1,338
     Tax benefit of non-qualified stock
       options..........................    --       --            822      --           --               822
                                          ------    ------    --------    --------    --------    -------------
BALANCE -- DECEMBER 31, 1996............  28,518        1      143,581       (191)      58,406        201,797
     Net earnings.......................    --       --          --         --         103,995        103,995
     Issuance of common stock in public
       offerings, net of offering
       costs............................   7,257     --        168,400      --           --           168,400
     Issuance of common stock in
       connection with acquisition......  11,099     --        172,422      --           --           172,422
     Issuance of common stock in
       connection with conversion of
       debentures.......................   2,286     --         27,463      --           --            27,463
     Exercise of stock options..........     883     --          6,138      --           --             6,138
     Tax benefit of non-qualified stock
       options..........................    --       --          4,942      --           --             4,942
                                          ------    ------    --------    --------    --------    -------------
BALANCE -- DECEMBER 31, 1997............  50,043     $  1     $522,946     $ (191)    $162,401      $ 685,157
                                          ======    ======    ========    ========    ========    =============

   The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                              YEAR ENDED DECEMBER 31,
                                       -------------------------------------
                                          1997         1996         1995
                                       -----------  -----------  -----------
OPERATING ACTIVITIES
     Net earnings....................  $   103,995  $    22,728  $    15,359
     Adjustments to reconcile net
       earnings to net cash provided
       by operating activities --
          Depreciation and
             amortization............       58,661       29,065       16,657
          Gain on sale of assets.....      (83,845)        (815)      (1,544)
          Effect of exchange rates...        3,736         (437)        (142)
          Deferred tax provision.....       13,692        5,882        4,602
          Changes in assets and
             liabilities, net of
             effects of
             acquisitions --
               Trade receivables.....      (37,963)     (16,438)      (4,493)
               Parts and supplies....          743       (2,303)      (2,866)
               Other assets..........      (11,696)      (2,330)      (1,914)
               Accounts payable......       38,886         (735)         119
               Accrued expenses and
                  other..............      (25,645)     (13,400)       1,391
                                       -----------  -----------  -----------
                     Net cash
                       provided by
                       operating
                       activities....       60,564       21,217       27,169
                                       -----------  -----------  -----------
INVESTING ACTIVITIES
     Purchase of net assets of
       acquired entities, including
       acquisition costs, less cash
       acquired......................     (369,432)    (119,067)      (8,144)
     Purchases of property and
       equipment.....................     (268,307)     (61,711)     (40,636)
     Proceeds from dispositions of
       property and equipment........      131,536       14,438        6,862
     Proceeds from sales of
       short-term investments........          836        6,047        1,250
     Purchases of short-term
       investments...................         (686)      (1,045)        (360)
     Other...........................      --              (733)        (485)
                                       -----------  -----------  -----------
                     Net cash used in
                       investing
                       activities....     (506,053)    (162,071)     (41,513)
                                       -----------  -----------  -----------
FINANCING ACTIVITIES
     Proceeds from issuance of common
       stock.........................      168,400       45,641      --
     Proceeds from exercise of stock
       options.......................        6,138        1,338          739
     Proceeds from issuance of
       convertible subordinated
       debentures....................      --            77,585      --
     Proceeds from debt borrowings...      533,145       89,362       27,535
     Reduction of debt...............     (198,965)     (72,066)     (10,410)
     Other...........................      --                 9         (195)
                                       -----------  -----------  -----------
                     Net cash
                       provided by
                       financing
                       activities....      508,718      141,869       17,669
                                       -----------  -----------  -----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS........................       63,229        1,015        3,325
CASH AND CASH EQUIVALENTS, beginning
  of period..........................       10,310        9,295        5,970
                                       -----------  -----------  -----------
CASH AND CASH EQUIVALENTS, end of
  period.............................  $    73,539  $    10,310  $     9,295
                                       ===========  ===========  ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION AND BASIS OF PRESENTATION

     Pride International, Inc. (the "Company") is a Louisiana corporation which was organized in 1988 as the successor to a company originally incorporated in 1968. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments having maturities of three months or less at the date of purchase to be cash equivalents.

  SHORT-TERM INVESTMENTS

     Short-term investments include marketable securities, which in the case of debt instruments have maturities in excess of three months but less than one year at the date of purchase, are classified as available for sale and are carried at the lower of cost or market value. There were no material differences between cost and fair market value as of December 31, 1997 and 1996.

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

     For financial reporting purposes, depreciation of property and equipment is provided using the straight line method based upon expected useful lives of each class of assets. Estimated useful lives of the assets for financial reporting purposes are as follows:

                                         YEARS
                                       ---------
Rigs and rig equipment...............       5-25
Transportation equipment.............        3-7
Buildings and improvements...........      10-20
Furniture and fixtures...............          5

     Rigs and rig equipment have salvage values ranging from $150,000 to $8,000,000 with such values not exceeding 10% of the cost of the rig.

  GOODWILL AND OTHER INTANGIBLES

     Goodwill represents the cost in excess of fair value of the net assets of businesses acquired and is being amortized using the straight line method over 15 years. Other intangible assets represent costs allocated to service contracts, employment contracts and covenants not to compete acquired in business acquisitions. Other intangible assets are being amortized using the straight line method over their estimated useful lives, which range from three to ten years.

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  REVENUE RECOGNITION

     The Company recognizes revenue as services are performed based upon contracted day rates and the number of operating days during the period.

  INCOME TAXES

     The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax bases of assets and liabilities using enacted tax rates.

  FOREIGN CURRENCY TRANSLATION

     The Company accounts for translation of foreign currency in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The Company's Venezuelan operations are in a "highly inflationary" economy resulting in the use of the U.S. dollar as the functional currency. Therefore, certain assets of these operations are translated at historical exchange rates and all translation gains or losses are reflected in the period's results of operations. In the other countries in which the Company operates the local currency is considered the functional currency. Translation of assets and liabilities in those countries is made at the prevailing exchange rate as of the balance sheet date. Revenues and expenses are translated at the average rate of exchange during the period.

  CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments in U.S. Government securities and other high quality financial instruments. By policy, the Company limits the amount of credit exposure to any one financial institution or issuer. The Company's customer base consists primarily of major integrated and government-owned international oil companies as well as smaller independent oil and gas producers. Management believes the credit quality of its customers is generally high. The Company has in place insurance to cover certain exposure in its foreign operations and provides allowances for potential credit losses when necessary.

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

  CONDITIONS AFFECTING ONGOING OPERATIONS

     The Company's current business and operations are substantially dependent upon conditions in the oil and gas industry and, specifically, the exploration and production expenditures of oil and gas companies. The demand for contract drilling and related services is influenced by oil and gas prices, expectations about future prices, the cost of producing and delivering oil and gas, government regulations and local and international political and economic conditions. There can be no assurance that current levels of exploration and production expenditures of oil and gas companies will be maintained or that demand for the Company's services will reflect the level of such activities.

  STOCK-BASED COMPENSATION

     The Company accounts for compensation cost for stock option plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2.  PROPERTY AND EQUIPMENT

     Property and equipment as of December 31, 1997 and 1996 consisted of the following:

                                              DECEMBER 31,
                                       --------------------------
                                           1997          1996
                                       ------------  ------------
                                             (IN THOUSANDS)
Land.................................  $      2,812  $      3,462
Rigs and rig equipment...............     1,170,783       445,220
Transportation equipment.............        12,612        17,570
Buildings............................         8,374        10,984
Other................................           828         1,757
Construction-in-progress.............        77,918        35,910
                                       ------------  ------------
                                          1,273,327       514,903
Accumulated depreciation and
  amortization.......................      (101,680)     (139,654)
                                       ------------  ------------
     Net property and equipment......  $  1,171,647  $    375,249
                                       ============  ============

     As of December 31, 1997, construction-in-progress included approximately $38,000,000 of costs related to the acquisition and refurbishment of a tender-assisted rig and a drillship, $15,000,000 of costs related to the construction or refurbishment of three offshore platform rigs and three land-based drilling and workover rigs and $17,000,000 of costs related to the refurbishment of certain newly-acquired offshore jackup drilling rigs. Construction-in-progress as of December 31, 1996 included approximately $21,000,000 of costs related to the acquisition or refurbishment of 11 land-based drilling rigs, $5,400,000 of costs related to upgrading the rig fleet and equipment acquired from Quitral-Co S.A.I.C. ("Quitral-Co") and $6,400,000 of costs related to the construction of an offshore platform workover rig.

     The Company capitalizes interest applicable to the construction of significant additions to property and equipment. For the years ended December 31, 1997, 1996 and 1995, total interest incurred was $40,018,000, $15,550,000 and $6,526,000, respectively, of which $5,650,000, $1,915,000 and $250,000, respectively, was capitalized.

     During the years ended December 31, 1997, 1996 and 1995, maintenance and repair costs included in operating costs on the accompanying consolidated statement of operations were $51,429,000, $32,698,000 and $20,776,000, respectively.

3.  ACQUISITIONS AND DISPOSITIONS

     In May 1997, the Company acquired 13 mat-supported jackup drilling rigs (the "Jackup Rigs") for approximately $269,000,000 in cash. The acquisition was financed through the sale of Senior Notes and common stock, which was completed concurrently with the acquisition.

     In March 1997, the Company acquired the operating subsidiaries of Forasol-Foramer N.V. (collectively, "Forasol") for aggregate consideration of $285,644,000, consisting of $113,222,000 in cash and 11,099,191 shares of common stock valued at $172,422,000, based on the approximate market value of the common stock immediately prior to the date of the agreement of $15.50 per share.

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The assets acquired and liabilities assumed in the Forasol acquisition, based on the Company's preliminary purchase price allocation, were as follows:

                                        ASSETS (LIABILITIES)
                                        ---------------------
                                           (IN THOUSANDS)
Cash and cash equivalents............         $  13,438
Trade receivables....................            56,831
Deferred income taxes................             2,012
Other current assets.................            18,624
Property and equipment...............           369,527
Investments in affiliates............             9,431
Other assets.........................             5,227
Accounts payable.....................           (30,514)
Accrued expenses.....................           (57,053)
Short-term borrowings................           (15,354)
Long-term debt.......................           (31,361)
Long-term lease obligations..........           (35,514)
Other long-term liabilities..........            (4,805)
Deferred income taxes................           (12,721)
Minority interest....................            (2,124)
                                        ---------------------
     Net assets acquired.............         $ 285,644
                                        =====================

     In February 1997, the Company sold substantially all of the assets used in its U.S. land-based well servicing operations for $135,650,000 in cash. After federal and state income taxes of approximately $42,100,000, repayment of $3,877,000 of indebtedness collateralized by certain of the assets sold and $65,000 of interest accrued thereon, and repayment of $3,960,000 of lease payments on transferred assets subject to operating leases, the net proceeds to the Company were $85,648,000. The Company recognized a pretax gain on the sale of $83,553,000, which amount is included in other income on the accompanying consolidated statement of operations.

     In November 1996, the Company acquired three land-based drilling rigs and other support assets from another contractor in Argentina for $8,900,000 cash.

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

     In April 1996, the Company acquired all of the outstanding capital stock of Quitral-Co for an aggregate purchase price of $140,000,000, consisting of $110,000,000 in cash and a $30,000,000 installment note payable to the selling shareholders. In connection with the acquisition of Quitral-Co, the Company paid a commission of $310,000 to a director of the Company.

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The assets acquired and liabilities assumed in the Quitral-Co acquisition were as follows:

                                        ASSETS (LIABILITIES)
                                        --------------------
                                           (IN THOUSANDS)
Cash and cash equivalents............         $  5,564
Short-term investments...............            2,851
Trade receivables....................           35,189
Parts and supplies...................           15,618
Deferred income taxes................            1,300
Other current assets.................            3,814
Property and equipment...............          161,420
Other assets.........................                2
Accounts payable.....................          (21,710)
Accrued expenses.....................          (23,462)
Long-term debt.......................          (13,936)
Deferred income taxes................          (26,650)
                                        --------------------
     Net assets acquired.............         $140,000
                                        ====================

     Each of the acquisitions discussed above was recorded using the purchase method of accounting. The operating results of each acquisition have been included in the Company's consolidated results of operations from the date of acquisition.

     Unaudited pro forma results of operations assuming the acquisitions of Quitral-Co, Forasol and the Jackup Rigs and the sale of the Company's U.S. land-based well servicing operations had occurred on January 1, 1996, are as follows:

                                        YEAR ENDED DECEMBER
                                                31,
                                       ----------------------
                                          1997        1996
                                       ----------  ----------
                                       (IN THOUSANDS, EXCEPT
                                         PER SHARE AMOUNTS)
Revenues.............................  $  755,952  $  622,712
Net earnings.........................  $   52,050  $   16,994
Earnings per share
     Basic...........................  $     1.12  $      .45
     Diluted.........................  $     1.03  $      .45

     The pro forma results of operations presented above do not purport to be indicative of the results of operations of the Company that might have occurred if such transactions had occurred as of January 1, 1996, nor are they indicative of future results.

4.  DEBT

  SHORT-TERM BORROWINGS

     The Company has agreements with several banks for short-term lines of credit denominated in U.S. dollars, French francs and Argentine pesos. The facilities are renewable annually and bear interest at variable rates based on LIBOR for the U.S. dollar and Argentine peso denominated facilities, and PIBOR for the French franc denominated facilities. The interest rates on such borrowings at December 31, 1997 ranged from 6.25% to 9.00%. As of December 31, 1997, $21,055,000 was outstanding under these facilities and $11,445,000 was available.

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  LONG-TERM DEBT

     Long-term debt at December 31, 1997 and 1996 consisted of the following:

                                            DECEMBER 31,
                                       ----------------------
                                          1997        1996
                                       ----------  ----------
                                           (IN THOUSANDS)
Senior Notes.........................  $  325,000  $   --
Collateralized term loans............      79,009      46,169
Limited-recourse collateralized term
loans................................      35,210      38,935
Other notes payable
     Note payable to sellers.........      11,000      23,000
     Eximbank notes payable..........       6,533       8,900
     Notes payable...................      13,667       4,033
     Loan obligations to customers...       4,037      --
     Acquisition note payable........      --           3,877
     Secured bank facility...........      --          14,276
Credit Facility......................      --          --
                                       ----------  ----------
                                          474,456     139,190
Current portion of long-term debt....      39,356      32,682
                                       ----------  ----------
          Long-term debt, net of
          current portion............  $  435,100  $  106,508
                                       ==========  ==========

     Based on rates currently available to the Company for debt with similar terms and remaining maturities, the Company believes that the recorded value of all its long-term debt approximates fair market value as of December 31, 1997 and 1996.

  SENIOR NOTES

     In May 1997, the Company issued $325,000,000 of 9 3/8% Senior Notes due May 1, 2007 (the "Senior Notes"). Interest on the Senior Notes is payable semi-annually on May 1 and November 1 of each year, commencing November 1, 1997. The Senior Notes are not redeemable prior to May 1, 2002, after which they will be redeemable, in whole or in part, at the option of the Company at redemption prices starting at 104.688% and declining to 100% by May 1, 2005. In the event the Company consummates a public equity offering on or prior to May 1, 2000, the Company at its option may use all or a portion of the proceeds from such public equity offering to redeem up to $108,333,000 principal amount of the Senior Notes at a redemption price equal to 109.375% of the aggregate principal amount thereof, together with accrued and unpaid interest to the date of redemption.

     The indenture governing the Senior Notes contains provisions which limit the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, enter into mergers and consolidations, pay cash dividends on its capital stock, make acquisitions, sell assets or change its business.

     Net proceeds from the issuance of Senior Notes totaled approximately $316,600,000, after deducting underwriting discounts and estimated offering expenses.

  COLLATERALIZED TERM LOANS

     In April 1996, the Company completed two separate financing arrangements with lending institutions pursuant to which it borrowed an aggregate amount of $40,000,000 and an additional $6,500,000 in November 1996. The collateralized term loans bore interest initially at a floating rate of prime plus 0.5% and are repayable in monthly installments of principal and interest over a period of five to six years. In December 1996, the Company elected to convert the interest on the term loans to a fixed rate basis. As a

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

result, the collateralized term loans currently bear interest at fixed rates ranging from 7.95% to 8.50% per annum. The loans are collateralized by certain of the Company's domestic offshore rig fleet and ancillary equipment. The loan agreements include restrictive financial covenants with respect to cash flow coverage and tangible net worth.

     In connection with the March 1997 Forasol acquisition, the Company assumed certain borrowing arrangements with various banks, including a $20 million bank loan, payable in semi-annual installments each August and February through 2002. The loan bears interest at a stated rate of six-month LIBOR plus a margin ranging from 1.25% to 2.50%. In conjunction with this loan, Forasol simultaneously entered into an interest rate swap agreement with a notional amount of $20 million, which fixed the rate of interest on this loan at 7.55% over the term of the debt agreement. A semisubmersible rig is pledged as security for this loan. The Company also assumed a $30 million bank loan, secured by another semisubmersible rig, payable in semi-annual installments beginning May 1997 through 2003, which bears interest at a rate of LIBOR plus a margin ranging from 1.00% to 2.00%.

  LIMITED-RECOURSE COLLATERALIZED TERM LOANS

     During 1994, the Company entered into long-term financing arrangements with two Japanese trading companies in connection with the construction and operation of two floating barge rigs. The term loans are collateralized by the barge rigs and related charter contracts. The loans are being repaid from the proceeds of the related charter contracts in equal monthly installments of principal and interest through July 2004. In addition, a portion of contract proceeds is being held in trust to assure that timely payment of future debt service obligations is made. At December 31, 1997, $2,435,000 of such contract proceeds, which amount is included in cash and cash equivalents on the accompanying consolidated balance sheet, are being held in trust as security for the lenders, and are not presently available for use by the Company.

  OTHER NOTES PAYABLE

     Other notes payable consists of an acquisition note payable to sellers, Eximbank loans for the purchase and import of goods manufactured in the United States into other countries, notes payable in connection with financed insurance premiums and miscellaneous loan obligations to customers.

  CREDIT FACILITY

     In March 1997, the Company entered into a senior secured revolving credit facility with a group of banks (as amended and restated in December 1997, the "Credit Facility") under which up to $100 million (including $25 million for letters of credit) is available. Availability under the Credit Facility is limited to a borrowing base based on the fair market value of collateral. The Credit Facility is collateralized by the accounts receivable, inventory and intangibles of the Company and its domestic subsidiaries, two-thirds of the stock of the Company's foreign subsidiaries, the stock of the Company's domestic subsidiaries and certain other assets. The Credit Facility terminates in December 2000. Borrowings under the Credit Facility bear interest at a variable rate based on either the prime rate or LIBOR.

     The Credit Facility limits the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, enter into mergers and consolidations, pay cash dividends on its capital stock, make acquisitions, sell assets or change its business without prior consent of the lenders. Under the Credit Facility, the Company must maintain certain financial ratios, including:
(i) funded debt to pro forma EBITDA, (ii) funded debt to capitalization, (iii) adjusted EBITDA to debt service and (iv) minimum tangible net worth.

  CONVERTIBLE SUBORDINATED DEBENTURES

     In January 1996, the Company completed the public sale of $80,500,000 principal amount of 6 1/4% convertible subordinated debentures. The debentures, which are due February 15, 2006, are convertible into

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     During 1997, an aggregate of $28,000,000 principal amount of the debentures was converted into 2,285,712 shares of common stock. In connection therewith, the Company paid an aggregate of $3,732,000 in cash to induce such conversions. Such amount has been included in other income in the accompanying consolidated statement of operations. As of December 31, 1997, the remaining $52,500,000 principal amount of the debentures had a fair value of $108,214,000, based on quoted market prices.

     Future maturities of long-term debt are as follows:

                                            AMOUNT
                                        --------------
                                        (IN THOUSANDS)
1998.................................      $ 39,356
1999.................................        26,845
2000.................................        25,206
2001.................................        21,735
2002.................................        16,702
Thereafter...........................       344,612
                                        --------------
          Total long-term debt.......      $474,456
                                        ==============

     In addition to the above, subsequent to December 31, 1997, the Company obtained a commitment from a group of banks to provide up to $110,000,000 in loans to finance its acquisition of certain equipment to be installed on the drillship more fully described in Note 11. The loans will be secured by such equipment and will bear interest at a rate of LIBOR plus 1.25% per annum. The Company has agreed to sell such equipment to the joint venture formed to construct, own and operate the drillship on or before the date the customer accepts delivery of the drillship under the charter, which is anticipated to be mid-1999, and expects to repay such loan from such sales proceeds.

5.  FINANCIAL INSTRUMENTS

     The Company's operations are subject to foreign exchange risks principally related to the Argentine peso, the Venezuelan bolivar, the Colombian peso and the French franc. The Company attempts to limit its exposure to foreign currency exchange risks by obtaining contracts providing for payment in U.S. dollars or freely convertible foreign currency. Moreover, the Company purchases forward exchange contracts to hedge its French franc denominated expenses. These contracts are accounted for as hedges to the extent they relate to anticipated expenses.

     Realized and unrealized gains or losses on forward exchange contracts which are designated as, and are effective as, hedges are deferred and are recognized in results of operations when expenses are recognized. The cash flows from these transactions are classified consistent with the cash flows for the transaction being hedged. Deferred gains and losses are recognized in results of operations if the hedge is no longer effective.

     Gains or losses on forward exchange contracts that are not hedges are reported in results of operations as exchange rates change.

     As of December 31, 1997, the Company had approximately $41,000,000 notional amount of forward exchange contracts, principally French francs, to buy foreign currency to hedge anticipated expenses in 1998. The exchange rate on the contracts ranges from 5.34 to 6.01 French francs to the U.S. dollar. The

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

exchange rate as of December 31, 1997 was 5.99 French francs to the U.S. dollar. The fair market value of all forward exchange contracts based on quoted market prices of comparable instruments was a liability of $2,278,000 as of December 31, 1997. The value of the contracts upon ultimate settlement is dependent upon actual currency exchange rates at the various maturity dates during 1998. There were no such contracts outstanding as of December 31, 1996.

6.  LEASES

     The Company has entered into agreements with a financial institution for the sale and leaseback of up to $22,000,000 of equipment to be used in the Company's business. The Company has received aggregate proceeds of $15,900,000 pursuant to these facilities attributable to two offshore platform rigs placed in service in 1996. The Company has purchase and lease renewal options at projected future fair market values under the agreements. The leases have been classified as operating leases for financial statement purposes. The net book value of the equipment has been removed from the balance sheet and the excess of funding over such net book value has been deferred and is being amortized as a reduction of lease expense over the maximum lease term of five years. Rentals on these transactions total $3,071,000 annually.

     In connection with the acquisition of Forasol, the Company assumed capital lease obligations pursuant to a sale and leaseback agreement of three tender-assisted rigs. The obligations are payable in semi-annual installments through October 2002, and bear interest at 7.67%. In October 1997, the lease was expanded by $11,000,000 in respect of the financing of a new derrick set for a tender-assisted rig. The additional obligation is repayable in semi-annual installments through October 2002, and bears interest at 7.80%.

     Future maturities of capital lease obligations are as follows:

                                            AMOUNT
                                        --------------
                                        (IN THOUSANDS)
1998.................................      $ 11,201
1999.................................        11,201
2000.................................        11,201
2001.................................        11,200
2002.................................        11,200
Thereafter...........................         1,427
                                        --------------
                                             57,430
Less amounts representing interest...       (10,819)
                                        --------------
                                             46,611
Current portion of long-term lease
  obligations........................        10,336
                                        --------------
     Long-term lease obligations, net
       of current portion............      $ 36,275
                                        ==============

     Rental expense for operating leases for equipment, vehicles and various facilities of the Company for the years ended December 31, 1997, 1996 and 1995 was $26,760,000, $19,449,000 and $9,503,000, respectively.

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  INCOME TAXES

     The components of the income tax provision were as follows:

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1997       1996       1995
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
United States:
     Federal:
          Current....................  $  27,221  $    (243) $   1,650
          Deferred...................      6,427      2,762      3,616
                                       ---------  ---------  ---------
               Total -- Federal......     33,648      2,519      5,266
                                       ---------  ---------  ---------
     State:
          Current....................      1,601        (14)        89
          Deferred...................        378        203        201
                                       ---------  ---------  ---------
               Total -- State              1,979        189        290
                                       ---------  ---------  ---------
               Total -- United
                 States..............     35,627      2,708      5,556
                                       ---------  ---------  ---------
Foreign:
     Current.........................      9,125      2,466        723
     Deferred........................      6,887      2,917        785
                                       ---------  ---------  ---------
               Total Foreign.........     16,012      5,383      1,508
                                       ---------  ---------  ---------
                     Income tax
                       provision.....  $  51,639  $   8,091  $   7,064
                                       =========  =========  =========

     The difference between the effective federal income tax rate reflected in the income tax provision and the amounts which would be determined by applying the statutory federal tax rate to earnings before income taxes is summarized as follows:

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1997       1996       1995
                                       ---------  ---------  ---------
U.S. statutory rate..................       35.0%      34.0%      34.0%
Foreign..............................       (3.1)      (8.0)      (7.1)
State and local taxes................        1.3        0.6        1.3
Other................................     --           (0.3)       3.3
                                       ---------  ---------  ---------
          Effective tax rate.........       33.2%      26.3%      31.5%
                                       =========  =========  =========

     The domestic and foreign components of earnings before income taxes were as follows:

                                           YEAR ENDED DECEMBER 31,
                                       --------------------------------
                                          1997       1996       1995
                                       ----------  ---------  ---------
                                                (IN THOUSANDS)
Domestic.............................  $   96,560  $   8,076  $  13,302
Foreign..............................      59,074     22,743      9,121
                                       ----------  ---------  ---------
          Earnings before income
             taxes...................  $  155,634  $  30,819  $  22,423
                                       ==========  =========  =========

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets as of December 31, 1997 and 1996 were as follows:

                                           DECEMBER 31,
                                       --------------------
                                         1997       1996
                                       ---------  ---------
Deferred tax liabilities:
     Depreciation....................  $  71,524  $  50,704
     Other...........................      2,792      2,085
                                       ---------  ---------
          Total deferred tax
             liabilities.............     74,316     52,789
                                       ---------  ---------
Deferred tax assets:
     Foreign net operating loss
       carryforwards.................     (8,256)    (3,883)
     Insurance claims................       (318)      (461)
     Other...........................     (1,930)    (3,291)
                                       ---------  ---------
          Total deferred tax
             assets..................    (10,504)    (7,635)
     Valuation allowance for deferred
       tax assets....................      6,249        506
                                       ---------  ---------
          Net deferred tax assets....     (4,255)    (7,129)
                                       ---------  ---------
          Net deferred tax
             liability...............  $  70,061  $  45,660
                                       =========  =========

     The Company has recognized a valuation allowance as of December 31, 1997 and 1996 for certain foreign net operating loss carryforwards due to uncertainties regarding the Company's ability to realize such tax benefits. The change in the valuation allowance is the result of such additional allowance.

     Applicable U.S. income taxes have not been provided on approximately $71,400,000 of undistributed earnings of the Company's foreign subsidiaries. The Company considers such earnings to be permanently invested outside the U.S. These earnings could be subject to U.S. income tax if distributed to the Company as dividends or otherwise. The Company anticipates that foreign tax credits would substantially reduce the amount of U.S. income tax that would be payable if these earnings were to be repatriated.

8.  NET EARNINGS PER SHARE

     In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share"("SFAS No. 128"). Accordingly, earnings per share in the consolidated financial statements has been restated for all periods presented to comply with the requirements of SFAS No. 128.

     In accordance with SFAS No. 128, basic net earnings per share has been computed based on the weighted average number of shares of common stock outstanding during the applicable period. Diluted net earnings per share has been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period, as if the convertible subordinated debentures were converted into common stock on the date of sale, after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the convertible subordinated debentures.

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table presents information necessary to calculate basic and diluted net earnings per share:

                                           YEAR ENDED DECEMBER 31,
                                       --------------------------------
                                          1997       1996       1995
                                       ----------  ---------  ---------
                                            (IN THOUSANDS, EXCEPT
                                              PER SHARE AMOUNTS)
Net earnings (numerator).............  $  103,995  $  22,728  $  15,359
Interest expense on convertible
  subordinated debentures............       3,700      4,955     --
Income tax effect....................      (1,335)    (1,784)    --
                                       ----------  ---------  ---------
     Adjusted net earnings
       (numerator)...................  $  106,360  $  25,899  $  15,359
                                       ==========  =========  =========
Weighted average shares outstanding
  (denominator)......................      43,036     26,719     24,551
Convertible subordinated
  debentures.........................       4,779      6,106     --
Stock options and warrants...........       1,328        932        577
                                       ----------  ---------  ---------
     Adjusted weighted average shares
       outstanding (denominator).....      49,143     33,757     25,128
                                       ==========  =========  =========
          Basic earnings per share...  $     2.42  $     .85  $     .63
                                       ==========  =========  =========
          Diluted earnings per
             share...................  $     2.16  $     .77  $     .61
                                       ==========  =========  =========

9.  EMPLOYEE BENEFITS

     The Company has a salary deferral plan covering its employees whereby employees may elect to contribute up to 15% of their annual compensation. The Company may at its discretion make matching contributions with respect to an employee's salary contribution of up to $1,000 or 6.00% of compensation, whichever is less. The Company made matching contributions to the plan for the years ended December 31, 1997, 1996, and 1995 totaling $817,000, $219,000, and
$229,000, respectively.

     In 1993, the Company established a deferred compensation plan providing officers and key employees with the opportunity to participate in an unfunded deferred compensation program titled the "401(k) Restoration Plan." The 401(k) Restoration Plan is a non-qualified plan which allows certain employees to defer up to 100% of base compensation and bonuses earned.

10.  SHAREHOLDERS' EQUITY

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

     In May 1997, concurrently with the issuance of the Senior Notes, the Company also sold 4,391,505 shares of common stock in a public offering. Net proceeds from the public sale of common stock totaled approximately $70,881,000, after deducting underwriting discounts and estimated offering expenses. Of such net proceeds, approximately $45,000,000 was used to repay the balance outstanding under the Credit Facility and approximately $5,000,000 was used to repay certain other indebtedness. The balance of the proceeds from the offerings was used for general corporate purposes, including capital projects.

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In November 1997, the Company sold 2,865,000 shares of common stock in a public offering. Net proceeds from the public sale of common stock were approximately $97,000,000 after deducting underwriting discounts and estimated offering expenses. The Company used approximately $40,000,000 of such net proceeds to repay certain indebtedness, including $25,000,000 to repay borrowings under the Credit Facility, $30,000,000 of such net proceeds to fund the construction of three land rigs to be deployed in Venezuela and the balance for general corporate purposes.

  STOCK OPTION PLANS

     The Company has a Long-Term Incentive Plan which provides for the granting or awarding of stock options, restricted stock, stock appreciation rights and stock indemnification rights to officers and other key employees. The number of shares authorized and reserved for issuance under the Long-Term Incentive Plan is limited to 13.00% of total issued and outstanding shares, subject to adjustment in the event of certain changes in the Company's corporate structure or capital stock. Stock options may be exercised in whole or in part beginning six months after termination of employment or one year after retirement, total disability or death of an employee.

     In 1993, the shareholders of the Company approved and ratified the 1993 Directors' Stock Option Plan. The purpose of the plan is to afford the Company's directors who are not full-time employees of the Company or any subsidiary of the Company an opportunity to acquire a greater proprietary interest in the Company. A maximum of 200,000 shares of the Company's common stock is to be available for purchase upon the exercise of options granted pursuant to the 1993 Directors' Stock Option Plan. The exercise price of options is the fair market value per share on the date the option is granted. Directors' stock options vest over two years at the rate of 50% per year and expire ten years from date of grant.

     Stock option transactions pursuant to the Long-Term Incentive Plan and the 1993 Directors' Stock Option Plan for the last three years are summarized as follows:

                               LONG-TERM INCENTIVE PLAN          1993 DIRECTORS' PLAN
                            ------------------------------   -----------------------------
                                  PRICE          SHARES            PRICE          SHARES
                            -----------------  -----------   ------------------  ---------
Outstanding as of
  December 31, 1994......                        1,926,350                          39,000
    Granted..............        $6.875            483,000    $8.375 - $9.125       19,000
    Exercised............    $2.25 -  $6.875      (256,000)          --             --
                                               -----------                       ---------
Outstanding as of
  December 31, 1995......                        2,153,350                          58,000
    Granted..............   $9.125 - $14.125       924,000        $17.875           12,000
    Exercised............    $2.25 -  $6.875      (255,200)          --             --
                                               -----------                       ---------
Outstanding as of
  December 31, 1996......                        2,822,150                          70,000
    Granted..............   $17.25 -  $22.75     1,849,200   $19.875 - $20.625      32,000
    Exercised............    $2.25 - $14.125      (883,479)          --             --
                                               -----------                       ---------
Outstanding as of
  December 31, 1997......                        3,787,871                         102,000
                                               ===========                       =========
Exercisable as of
  December 31, 1997......                        2,431,449                          64,000
                                               ===========                       =========

     The weighted average fair values per share of options granted during the years ended December 31, 1997, 1996 and 1995 were $8.60 and $5.12 and $3.05, respectively. The fair values were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for each of the three years in the period ended December 31, 1997: dividend yield of 0.00%; volatility of approximately 37.00% for all years; risk free rate of interest ranging from 6.35% to 6.56%, 5.27% to 6.90% and 5.24% to 6.89%, respectively;
and an expected term of five years for all years.

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes information on stock options outstanding and exercisable as of December 31, 1997 pursuant to the Long-term Incentive Plan:

                                 OPTIONS OUTSTANDING
                     -------------------------------------------
                                    WGTD. AVG.                           OPTIONS EXERCISABLE
                                    REMAINING                       -----------------------------
     RANGE OF          SHARES         CONTR.        WGTD. AVG.        SHARES         WGTD. AVG.
 EXERCISE PRICES     OUTSTANDING       LIFE       EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
------------------   -----------    ----------    --------------    -----------    --------------
$2.25 - $ 5.00....      394,750        1.40           $ 2.57            394,750        $ 2.57
$5.01 - $ 7.00....    1,421,353        7.22           $ 7.44          1,294,071        $ 7.31
$7.01 - $22.75....    1,971,768        9.23           $19.98            742,628        $18.06
                     -----------                                    -----------
$2.25 - $22.75....    3,787,871        7.66           $13.48          2,431,449        $ 9.83
                     ===========                                    ===========

     The following table summarizes information on stock options outstanding and exercisable as of December 31, 1997 pursuant to the 1993 Directors' Stock Option
Plan:

                                 OPTIONS OUTSTANDING
                     -------------------------------------------
                                    WGTD. AVG.                           OPTIONS EXERCISABLE
                                    REMAINING                       -----------------------------
     RANGE OF          SHARES         CONTR.        WGTD. AVG.        SHARES         WGTD. AVG.
 EXERCISE PRICES     OUTSTANDING       LIFE       EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
------------------   -----------    ----------    --------------    -----------    --------------
$ 4.25 - $10.00...       58,000        6.25           $ 6.28             58,000        $ 6.28
$10.01 -
  $20.623.........       44,000        9.02           $19.53              6,000        $17.88
                     -----------                                    -----------
$ 4.25 -
  $20.623.........      102,000        7.45           $12.00             64,000        $ 7.37
                     ===========                                    ===========

     If the fair value based method of accounting prescribed by SFAS No. 123 had been applied, the Company's net earnings and earnings per share would approximate the pro forma amounts indicated below. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

                                       YEAR ENDED DECEMBER
                                               31,
                                       --------------------
                                         1997       1996
                                       ---------  ---------
                                          (IN THOUSANDS,
                                              EXCEPT
                                        PER SHARE AMOUNTS)
Pro forma net earnings...............  $  97,424  $  20,658
Pro forma net earnings per share
     Basic...........................  $    2.26  $     .77
     Diluted.........................  $    2.03  $     .71

11.  COMMITMENTS AND CONTINGENCIES

     The Company is from time to time involved in litigation incidental to its business, which at times involves claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the Company's existing litigation should have any material adverse effect on the Company's financial position or results of operations.

     The Company's international land rigs are insured, with deductibles of generally $25,000 per occurrence. Nineteen of the Company's 23 offshore platform rigs and all of its other offshore rigs are insured with deductibles of $50,000 and $150,000, respectively. Presently, the Company has insurance deductibles of $100,000 for general liability claims. The Company maintains statutory insurance coverages on its offshore platform rig workers and its maritime employees, with deductibles of up to $50,000 per occurrence. Coverages with respect to foreign operations for workers' compensation and automobile claims are subject to deductibles of generally $40,000 to $100,000 per occurrence.

     As of December 31, 1997 and 1996, the Company had accrued approximately $4,643,000 and $4,853,000, respectively, for estimated claims liabilities, of which $3,746,000 and $3,713,000, respectively, was included in current liabilities and $897,000 and $1,140,000, respectively, was included in other long-

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

term liabilities in the accompanying consolidated balance sheet. As of December 31, 1997, the Company had letters of credit outstanding totaling $8,330,000. These letters of credit principally guarantee the funding of the Company's share of insured claims.

     During 1997, the Company entered into a joint venture to construct, own and operate an ultra-deepwater drillship currently under construction in South Korea. The drillship is contracted to work offshore Angola for a term of five years. It is anticipated that the drillship will commence operations in mid-1999. Subsequent to December 31, 1997, the joint venture entered into a financing arrangement with a group of banks providing that, upon delivery of the drillship, approximately 80% of the drillship's estimated construction cost of $235 million will be provided by loans that are without recourse to the joint venture participants. The Company estimates that its total equity investment in the project will be approximately $12 million, which will represent a 51% ownership interest.

     Also during 1997, a newly organized special purpose subsidiary of the Company agreed to participate in joint ventures to construct, own and operate six Amethyst-class dynamically positioned semisubmersible drilling rigs. The rigs will be operated under charter and service contracts with initial terms of six to eight years. The total estimated cost to construct, equip and mobilize the six rigs is approximately $1 billion, approximately 90% of which is expected to be provided from the proceeds of project finance obligations of the ventures without recourse to the joint venture participants. Delivery of the rigs is expected during late 1999 and 2000. The Company estimates that its total equity investment in the project will be approximately $30 million, which will represent a 30% ownership interest.

12.  SUPPLEMENTAL FINANCIAL INFORMATION

  OTHER CURRENT ASSETS

     Other current assets as of December 31, 1997 and 1996 consisted of the following:

                                           DECEMBER 31,
                                       --------------------
                                         1997       1996
                                       ---------  ---------
                                          (IN THOUSANDS)
Other receivables....................  $  21,376  $   7,743
Prepaid expenses.....................     14,315      8,943
                                       ---------  ---------
     Total other current assets......  $  35,691  $  16,686
                                       =========  =========

  GOODWILL AND OTHER INTANGIBLES

     Goodwill and other intangibles as of December 31, 1997 and 1996 consisted of the following:

                                           DECEMBER 31,
                                       --------------------
                                         1997       1996
                                       ---------  ---------
                                          (IN THOUSANDS)
Goodwill.............................  $   2,944  $   2,944
Other intangibles....................      1,373      2,097
                                       ---------  ---------
                                           4,317      5,041
Accumulated amortization.............       (694)    (1,907)
                                       ---------  ---------
     Total goodwill and other
       intangibles...................  $   3,623  $   3,134
                                       =========  =========

     Amortization expense amounted to $198,000, $198,000 and $196,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  OTHER ASSETS

     Other assets as of December 31, 1997 and 1996 consisted of the following:

                                           DECEMBER 31,
                                       --------------------
                                         1997       1996
                                       ---------  ---------
                                          (IN THOUSANDS)
Prepaid expenses.....................  $   1,156  $   3,898
Deferred financing costs.............      9,014      1,449
Mobilization costs...................      5,974     --
Other................................      6,785      1,925
                                       ---------  ---------
     Total other assets..............  $  22,929  $   7,272
                                       =========  =========

  ACCRUED EXPENSES

     Accrued expenses as of December 31, 1997 and 1996 consisted of the following:

                                           DECEMBER 31,
                                       --------------------
                                         1997       1996
                                       ---------  ---------
                                          (IN THOUSANDS)
Insurance............................  $   3,872  $   3,713
Payroll..............................      5,504      7,019
Taxes, other than income.............     10,537      8,826
Foreign social benefits..............     30,707      3,073
Other................................      7,792      3,154
                                       ---------  ---------
     Total accrued expenses..........  $  58,412  $  25,785
                                       =========  =========

  OTHER LONG-TERM LIABILITIES

     Other long-term liabilities as of December 31, 1997 and 1996 consisted of the following:

                                           DECEMBER 31,
                                       --------------------
                                         1997       1996
                                       ---------  ---------
                                          (IN THOUSANDS)
Foreign social benefits..............  $  25,210  $   9,502
Insurance............................        897      1,140
Deferred compensation................      2,583      1,142
Deferred lease benefit...............        221        350
                                       ---------  ---------
     Total other long-term
       liabilities...................  $  28,911  $  12,134
                                       =========  =========

  OPERATING EXPENSES

     Operating expenses for the years ended December 31, 1997 and 1996 include gains on insurance recoveries from damaged or destroyed rigs of $1,800,000 and $1,085,000, respectively. There were no insurance recoveries during the year ended December 31, 1995.

  OTHER INCOME

     Other income for the years ended December 31, 1997 included a gain of $83,553,000 as a result of the sale of substantially all of the Company's assets used in its U.S. land-based well servicing operations.

     Foreign exchange transaction (gains) losses included in other income were $(3,736,000), $437,000 and $142,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  CASH FLOW INFORMATION

     Cash paid (received) for interest and income taxes during the years ended December 31, 1997, 1996, and 1995 was as follows:

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1997       1996       1995
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
Cash paid (received) during the year
for:
     Interest, net of amounts
       capitalized...................  $  32,810  $  11,220  $   4,316
     Income taxes -- U.S. ...........     34,117       (472)       500
     Income taxes -- foreign.........      8,433      5,844         16

13.  FINANCIAL DATA OF DOMESTIC AND INTERNATIONAL OPERATIONS

     The following table sets forth certain consolidated information with respect to the Company and its subsidiaries by operating segment:

                                            UNITED STATES            INTERNATIONAL
                                        ---------------------    ---------------------
                                          LAND      OFFSHORE       LAND      OFFSHORE       TOTAL
                                        --------    ---------    --------    ---------    ----------
                                                               (IN THOUSANDS)
                1997
-------------------------------------
Revenues.............................   $ 16,485    $ 135,281    $385,590    $ 162,432    $  699,788
Earnings from operations.............        519       40,965      42,500       24,401       108,385
Identifiable assets..................      1,503      395,598     687,789      456,611     1,541,501
Capital expenditures, including
  acquisitions.......................      8,465      330,252     132,729      418,538       889,984
Depreciation and amortization........        818       13,076      33,801       10,966        58,661

                1996
-------------------------------------
Revenues.............................   $117,142    $  57,450    $218,562    $  14,020    $  407,174
Earnings from operations.............      7,808        6,983      23,372        1,979        40,142
Identifiable assets..................     94,559       61,251     331,462       54,790       542,062
Capital expenditures, including
  acquisitions.......................      8,666       18,618     211,834           17       239,135
Depreciation and amortization........      5,738        3,665      12,677        6,985        29,065

                1995
-------------------------------------
Revenues.............................   $113,115    $  49,595    $100,889    $  --        $  263,599
Earnings from operations.............      7,906        6,785      12,630       --            27,321
Identifiable assets..................     77,243       50,978     129,384       --           257,605
Capital expenditures, including
  acquisitions.......................     14,502       15,066      28,940       --            58,508
Depreciation and amortization........      5,578        3,091       7,988       --            16,657

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table sets forth certain information with respect to the Company and its subsidiaries by geographic area:

                                        NORTH        SOUTH          OTHER
                                        AMERICA      AMERICA     INTERNATIONAL       TOTAL
                                        --------     --------    --------------   -----------
                                                           (IN THOUSANDS)
                1997
-------------------------------------
Revenues.............................   $151,766     $451,693       $ 96,329      $   699,788
Earnings from operations.............     41,484       53,302         13,599          108,385
Identifiable assets..................    397,101      720,126        424,274        1,541,501
Capital expenditures, including
  acquisitions.......................    338,717      119,932        419,366          878,015
Depreciation and amortization........     13,894       34,478         10,289           58,661
                1996
-------------------------------------
Revenues.............................   $174,592     $231,038       $  1,544      $   407,174
Earnings from operations.............     14,791       25,799           (448)          40,142
Identifiable assets..................    155,810      384,165          2,087          542,062
Capital expenditures, including
  acquisitions.......................     27,284      211,851        --               239,135
Depreciation and amortization........      9,403       19,394            268           29,065
                1995
-------------------------------------
Revenues.............................   $162,710     $ 98,382       $  2,507      $   263,599
Earnings from operations.............     14,691       12,448            182           27,321
Identifiable assets..................    128,221      125,939          3,445          257,605
Capital expenditures, including
  acquisitions.......................     29,568       28,940        --                58,508
Depreciation and amortization........      8,669        7,611            377           16,657

  SIGNIFICANT CUSTOMERS

     One customer accounted for approximately 14% of consolidated revenues for the year ended December 31, 1997 and one customer accounted for approximately 16% and 17% of consolidated revenues for the years ended December 31, 1996 and 1995, respectively. Another customer accounted for approximately 54% of revenues from domestic offshore operations during 1995. Revenues from such customer and its affiliates from both land and offshore operations accounted for approximately 13% of consolidated revenues during such period.

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Summarized quarterly financial data for the years ended December 31, 1997 and 1996 were as follows:

                                         FIRST        SECOND       THIRD        FOURTH
                                        QUARTER      QUARTER      QUARTER      QUARTER
                                        --------     --------     --------     --------
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
               1997
Revenues.............................   $131,376     $174,537     $182,908     $210,967
Earnings from operations.............     15,198       26,899       29,947       36,341
Net earnings.........................     57,494       13,053       14,032       19,416
Net earnings per share
     Basic...........................       1.82          .29          .30          .40
     Diluted.........................       1.49          .27          .28          .37
Weighted average shares outstanding
     Basic...........................     31,569       44,884       46,809       48,652
     Diluted.........................     39,046       50,293       52,621       54,358
               1996
Revenues.............................   $ 66,235     $101,989     $115,369     $123,581
Earnings from operations.............      5,358        9,361       11,971       13,452
Net earnings.........................      2,780        4,795        6,879        8,274
Net earnings per share
     Basic...........................        .11          .19          .24          .29
     Diluted.........................        .11          .17          .22          .25
Weighted average shares outstanding
     Basic...........................     24,846       25,038       28,438       28,516
     Diluted.........................     30,345       32,599       35,913       36,124

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with the Company's independent accountants regarding accounting and financial disclosure matters.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the Company's definitive proxy statement, which is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year on December 31, 1997.

     Certain information with respect to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I of the report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the Company's definitive proxy statement, which is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year on December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the Company's definitive proxy statement, which is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year on December 31, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the Company's definitive proxy statement, which is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year on December 31, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are included as part of this report:

     (1)  Financial Statements:

                                                                 PAGE
                                                                 ----
      Report of Independent Accountants .......................   21
       Consolidated Balance Sheet -- December 31, 1997 and 1996   22
       Consolidated Statement of Operations -- Years ended
        December 31, 1997, 1996 and 1995 .....................   23
       Consolidated Statement of Changes in Shareholders'
        Equity -- Years ended December 31, 1997, 1996 and 1995   24
       Consolidated Statement of Cash Flows --
         Years ended December 31, 1997, 1996 and 1995 .........   25
       Notes to Consolidated Financial Statements .............   26

     (2)  Consolidated Financial Statement Schedules:

     All financial statement schedules have been omitted because they are not applicable or not required, or the information required thereby is included in the consolidated financial statements or the notes thereto included in this report.

(3)  Exhibits:

      EXHIBIT NO.                                                DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
           3.1       --   Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit
                          3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File
                          No. 0-16961).
           3.2       --   Amendment to Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No.
                          0-16961).
           3.3       --   Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to
                          Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31,
                          1996, File No. 0-16961).
           3.4       --   Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to
                          Exhibit 4.4 to the Company's Registration Statement on Form S-8 dated September 8, 1997,
                          Registration No. 333-35089).
           3.5       --   Bylaws of the Company, as amended (incorporated by reference to Exhibit 4.5 to the
                          Company's Registration Statement on Form S-8 dated September 8, 1997, Registration No.
                          333-35089).
           4.1       --   Form of Common Stock Certificate (incorporated by reference to Exhibit 4(b) to the
                          Company's Registration Statement on Form S-1 dated January 29, 1990, Registration No.
                          33-33233).
           4.2       --   Sale and Financing Contract for Lake Maracaibo Drilling Barge dated November 30, 1994, by and between Perforaciones Western, C.A., Nittetsu Shoji Co., Ltd. and Marubeni Corporation
                          (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for
                          the year ended December 31, 1994, File No. 0-16961).
           4.3       --   Supplemental, Amended and Restated Agented Multiple Lender Loan Agreement dated February
                          9, 1995, by and between Pride Offshore, Inc., the Company and First National Bank of
                          Commerce, The CIT Group/Equipment Financing, Inc., Argent Bank (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31,
                          1994, File No. 0-16961).
           4.4       --   Indenture dated as of January 26, 1996 by and between the Company and Marine Midland Bank, as Trustee, relating to $80,500,000 principal amount of 6 1/4% Convertible Subordinate
                          Debentures due 2006 (incorporated by reference to Exhibit 4.4 to the Company's Annual
                          Report on Form 10-K for the year ended December 31, 1995, File No. 0-16961).
           4.5       --   Loan Agreement dated as of April 30, 1996 among The CIT Group/Equipment Financing, Inc., as agent, The CIT Group/Equipment Financing, Inc. and The Frost National Bank, as
                          borrowers, and the Company, Pride Petroleum Services of California, Inc. and Pride
                          Petroleum Services of Louisiana, Inc. (incorporated by reference to Exhibit 4.4 to the
                          Company's Registration Statement on Form S-3 dated June 4, 1996, Registration No.
                          333-05137).
           4.6       --   Loan Agreement dated as of April 30, 1996 among Heller Financial Inc., the Company, Pride
                          Petroleum Services of California, Inc. and Pride Petroleum Services of Louisiana, Inc.
                          (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form
                          S-3 dated June 4, 1996, Registration No. 333-05137).
           4.7       --   Credit Agreement dated as of March 6, 1997 among the Company, each of the banks that are or may be a party thereto, First National Bank of Commerce, as arranger and syndication agent, and Wells Fargo Bank (Texas), National Association, as administrative and documentation agent (incorporated by reference to Exhibit 4.7 to the Company's Annual
                          Report on Form 10-K for the year ended December 31, 1996, File No. 0-16961).

      EXHIBIT NO.                                                DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
          *4.8       --   Amended and Restated Credit Agreement dated as of December 22, 1997 among the Company, each of the banks that are or may be a party thereto, First National Bank of Commerce, as arranger and syndication agent, and Wells Fargo Bank (Texas), National Association, as
                          administrative agent and documentation agent.
           4.9       --   Indenture, dated as of May 1, 1997, by and between the Company and The Chase Manhattan
                          Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly
                          Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-16961).
           4.10      --   First Supplemental Indenture, dated as of May 1, 1997, by and between the Company and The
                          Chase Manhattan Bank, as trustee, relating to $325,000,000 principal amount of 9 3/8%
                          Senior Notes due 2007 (incorporated by reference to Exhibit 4.2 to the Company's Quarterly
                          Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-16961).
                          The Company is a party to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(a) of Item 601(b) of
                          Regulation S-K, the Company agrees to furnish a copy of such instruments to the Commission upon request.
         +10.1       --   Form of Indemnity Agreement between the Company and certain executive officers and directors (incorporated by reference to Exhibit 10(g) to the Company's Registration
                          Statement on Form S-1 dated January 29, 1990, Registration No. 33-33233).
         +10.2       --   Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit
                          4A to the Company's Registration Statement on Form S-8 dated February 6, 1989,
                          Registration No. 33-26854).
         +10.3       --   First Amendment to Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 dated
                          September 8, 1997, Registration No. 333-35089).
         +10.4       --   Second Amendment to Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 dated
                          September 8, 1997, Registration No. 333-35089).
        *+10.5       --   Third Amendment to Pride International, Inc. Long-Term Incentive Plan.
         +10.6       --   Pride Petroleum Services, Inc. Salary Deferral Plan (incorporated by reference to Exhibit
                          10(I) to the Company's Registration Statement on Form S-1 dated January 29, 1990,
                          Registration No. 33-33233).
         +10.7       --   Summary of Pride Petroleum Services, Inc. Group Life Insurance and Accidental Death and
                          Dismemberment Insurance (incorporated by reference to Exhibit 10(j) to the Company's
                          Registration Statement on Form S-1 dated January 29, 1990, Registration No. 33-33233).
         +10.8       --   Pride International, Inc. 1993 Directors' Stock Option Plan (incorporated by reference to
                          Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31,
                          1992, File No. 0-16961).
         +10.9       --   First Amendment to Pride International, Inc. 1993 Directors' Stock Option Plan
                          (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form
                          S-8 dated September 8, 1997, Registration No. 333-35093).
        *+10.10      --   Second Amendment to Pride International, Inc. 1993 Directors' Stock Option Plan.
        *+10.11      --   Third Amendment to Pride International, Inc. 1993 Directors' Stock Option Plan.
         +10.12      --   Pride Petroleum Services, Inc. 401(k) Restoration Plan (incorporated by reference to
                          Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31,
                          1993, File No. 0-16961).
         +10.13      --   Pride Petroleum Services, Inc. Employee Stock Purchase Plan (incorporated by reference to
                          Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed June 26, 1996,
                          Registration No. 333-06825).
        *+10.14      --   First Amendment to Pride International, Inc. Employee Stock Purchase Plan.
        *+10.15      --   Pride International, Inc. Supplemental Executive Retirement Plan.

      EXHIBIT NO.                                                DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
        *+10.16      --   First Amendment to Pride International, Inc. Supplemental Executive Retirement Plan.
        *+10.17      --   Second Amendment to Pride International, Inc. Supplemental Executive Retirement Plan.
          10.18      --   Well Drilling and/or Reconditioning Agreement dated May 1, 1994, by and between Lagoven,
                          S.A. and Perforaciones Western, C.A. (incorporated by reference to Exhibit 10.8 to the
                          Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No.
                          0-16961).
         +10.19      --   Employment/Non-Competition/Confidentiality Agreement dated August 26, 1994, between the
                          Company and Ray H. Tolson (incorporated by reference to Exhibit 10.1 to the Company's
                          Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994, File No.
                          0-16961).
         +10.20      --   Employment/Non-Competition/Confidentiality Agreement dated August 26, 1994, between the
                          Company and Paul A. Bragg (incorporated by reference to Exhibit 10.2 to the Company's
                          Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994, File No.
                          0-16961).
         +10.21      --   Employment/Non-Competition/Confidentiality Agreement dated August 26, 1994, between the
                          Company and James W. Allen (incorporated by reference to Exhibit 10.3 to the Company's
                          Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994, File No.
                          0-16961).
        *+10.22      --   Employment/Non-Competition/Confidentiality Agreement dated October 1,1997, between the
                          Company and Steven R. Tolson.
        *+10.23      --   Employment/Non-Competition/Confidentiality Agreement dated October 1,1997, between the
                          Company and Robert W. Randall.
        *+10.24      --   Employment/Non-Competition/Confidentiality Agreement dated October 1,1997, between the
                          Company and Earl W. McNiel.
          10.25      --   Stock Purchase Agreement dated April 30, 1996 among the Company, Perez Company S.A., Astra
                          C.A.P.S.A. and others (incorporated by reference to Exhibit 2 to the Company's Current
                          Report on Form 8-K filed May 15, 1996, File No. 0-16961).
          10.26      --   Purchase Agreement, dated as of December 23, 1996, by and between the Company and Dawson
                          Production Services, Inc. (incorporated by reference to Exhibit 2.1 to the Company's
                          Current Report on Form 8-K filed March 7, 1997, File No. 0-16961).
          10.27      --   First Amendment to Purchase Agreement, dated as of February 20, 1997, by and between the
                          Company and Dawson Production Services, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed March 7, 1997, File No. 0-16961).
          10.28      --   Purchase Agreement dated as of December 16, 1996 by and among the Company, Forasol-Former
                          N.V. and certain shareholders of Forasol-Foramer N.V. (incorporated by reference to
                          Appendix A of the Company's Proxy Statement/Prospectus dated January 31, 1997, File No.
                          0-16961).
          10.29      --   Asset Purchase Agreement dated as of February 19, 1997 by and between the Company and
                          Noble Drilling Corporation, Noble Drilling (U.S.) Inc., Noble Offshore Corporation, Noble
                          Drilling (Mexico) Inc. and NN-1 Limited Partnership (incorporated by reference to Exhibit
                          10.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996,
                          File No. 0-16961).
          10.30      --   First Amendment to Asset Purchase Agreement, dated as of May 7, 1997, by and among Noble
                          Drilling Corporation, Noble Drilling (U.S.) Inc., Noble Offshore Corporation, Noble
                          Drilling (Mexico) Inc., NN-1 Limited Partnership and Mexico Drilling Partners Inc., and
                          Pride Petroleum Services, Inc., Pride Offshore, Inc. and Forasol S.A. (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated May 22, 1997,
                          File No. 0-16961).
         *21         --   Subsidiaries of the Company.
         *22         --   Consent of Coopers & Lybrand L.L.P.
         *27         --   Financial Data Schedule.

------------

* Filed herewith.

+ Compensatory plan or arrangement

     (b)  Reports on Form 8-K

     In a current Report on Form 8-K filed on November 7, 1997, the Company announced that it had completed the sale of 2,865,000 shares of common stock to the public.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 16, 1998.

                                                PRIDE INTERNATIONAL, INC.
                                                By: /s/ RAY H. TOLSON
                                                        RAY H. TOLSON
                                                    CHAIRMAN OF THE BOARD AND
                                                     CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 1998.

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

          /s/PAUL A. BRAGG           President and Chief Operating Officer
            PAUL A. BRAGG            (PRINCIPAL EXECUTIVE OFFICER)

          /s/EARL W. MCNIEL          Vice President and Chief Financial
           EARL W. MCNIEL              Officer (PRINCIPAL FINANCIAL OFFICER)

           /s/M. TERRY MAY           Chief Accounting Officer
            M. TERRY MAY             (PRINCIPAL ACCOUNTING OFFICER)

    /s/CHRISTIAN J. BOON FALLEUR     Director
      CHRISTIAN J. BOON FALLEUR

         /s/JAMES B. CLEMENT         Director
          JAMES B. CLEMENT

           /s/REMI DORVAL            Director
             REMI DORVAL

       /s/JORGE E. ESTRADA M.        Director
         JORGE E. ESTRADA M.

         /s/RALPH D. MCBRIDE         Director
          RALPH D. MCBRIDE

      /s/THOMAS H. ROBERTS, JR.      Director
       THOMAS H. ROBERTS, JR.

          /s/JAMES T. SNEED          Director
           JAMES T. SNEED