Form 10-K405/A
period 1997-12-31
PRIDE INTERNATIONAL INC
filed 1998-03-31
CIK 833081

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K/A
                                AMENDMENT NO. 1

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
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                            ON WHICH REGISTERED
         -------------------                            -------------------
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

================================================================================

     Pride International, Inc. (the "Company") hereby amends Items 5, 6 and 7 of its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 1-13289) to read in their entirety as follows:

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

                                                PRICE
                                        ----------------------
                                          HIGH         LOW
                                        -------    -----------
1996
First Quarter........................   $14 3/8    $    9  1/8
Second Quarter.......................    18            13  5/8
Third Quarter........................    16 1/4        11  5/8
Fourth Quarter.......................    23 1/4        13  1/8
1997
First Quarter........................   $24 3/8    $   16  1/4
Second Quarter.......................    24            16  1/2
Third Quarter........................    37 7/16       22  7/8
Fourth Quarter.......................    37 3/4        20

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial information as of December 31, 1997 and 1996, and for each of the years in the three-year period ended December 31, 1997, has been derived from the audited consolidated financial statements of the Company included elsewhere herein. This information should be read in conjunction with such consolidated financial statements and the notes thereto. The selected consolidated financial information as of December 31, 1995, 1994 and 1993, and for each of the years in the two-year period ended December 31, 1994, has been derived from audited consolidated financial statements of the Company that have previously been included in the Company's reports under the Exchange Act that are not included herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                         YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------------
                                          1993        1994        1995        1996        1997
                                       ----------  ----------  ----------  ----------  -----------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues.............................  $  127,099  $  182,336  $  263,599  $  407,174  $   699,788
Operating costs......................     100,305     139,653     187,203     292,599      458,861
Depreciation and amortization........       6,407       9,550      16,657      29,065       58,661
Selling, general and
  administrative.....................      17,572      25,105      32,418      45,368       73,881
                                       ----------  ----------  ----------  ----------  -----------
Earnings from operations.............       2,815       8,028      27,321      40,142      108,385
Other income (expense) net(1)........         504         106      (4,898)     (9,323)      47,249
                                       ----------  ----------  ----------  ----------  -----------
Earnings before income taxes(1)......       3,319       8,134      22,423      30,819      155,634
Income tax provision (benefit)(2)....      (2,621)      1,920       7,064       8,091       51,639
                                       ----------  ----------  ----------  ----------  -----------
Net earnings(1)(2)...................  $    5,940  $    6,214  $   15,359  $   22,728  $   103,995
                                       ==========  ==========  ==========  ==========  ===========
Net earnings per share(1)(2)(3)
     Basic...........................  $      .37  $      .30  $      .63  $      .85  $      2.42
                                       ==========  ==========  ==========  ==========  ===========
     Diluted.........................  $      .36  $      .30  $      .61  $      .77  $      2.16
                                       ==========  ==========  ==========  ==========  ===========
Weighted average shares
outstanding(3)
     Basic...........................      16,133      20,418      24,551      26,719       43,036
     Diluted.........................      16,360      20,650      25,128      33,755       49,143
BALANCE SHEET DATA (AS OF DECEMBER
  31):
Working capital......................  $   21,758  $   26,640  $   31,302  $   62,722  $   103,733
Property and equipment, net..........      62,823     139,899     178,488     375,249    1,171,647
Total assets.........................     109,981     205,193     257,605     542,062    1,541,501
Long-term debt, net of current
  portion............................         200      42,096      61,136     106,508      435,100
Long-term lease obligations,
  net of current portion.............      --          --          --           --          36,275
Convertible subordinated
  debentures.........................      --          --          --          80,500       52,500
Shareholders' equity.................      69,126     111,385     131,239     201,797      685,157

------------
(1) Other income (expense) net, earnings before income taxes and net earnings for the year ended December 31, 1997 include a pretax gain on the divestiture of the Company's U.S. land-based well servicing business of $83.6 million. The gain was partially offset by nonrecurring charges totaling $4.2 million, net of estimated income taxes, relating principally to the induced conversion of $28.0 million principal amount of the Company's 6 1/4% Convertible Subordinated Debentures. Excluding such nonrecurring items, net earnings for the year ended December 31, 1997 were $54.7 million, or $1.16 per share on a diluted basis.

(2) Income tax provision (benefit) and net earnings for the year ended December 31, 1993 include $3.8 million, or $0.23 per share on a diluted basis, cumulative effect of change in accounting for income taxes.

(3) Net earnings per share for the years ended December 31, 1996, 1995, 1994 and 1993 and weighted average shares outstanding as of such dates have been restated to comply with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

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

     Since 1993, the Company has entered into a number of transactions that have significantly expanded its international and domestic offshore operations, including the following:

      o During 1993 and 1994, the Company made entry-level acquisitions in Argentina, Venezuela and the Gulf of Mexico.

      o In January 1995, the Company commenced operating two barge rigs on Lake Maracaibo, Venezuela. The barge rigs were constructed during 1994 pursuant to ten-year operating contracts entered into with Petroleos de Venezuela, S.A. ("PDVSA"), the Venezuelan national oil company.

      o In April 1996, the Company acquired Quitral-Co S.A.I.C. ("Quitral-Co") from Perez Companc S.A. and other shareholders. The 23 land-based drilling and 57 land-based workover rigs in Argentina and seven land-based drilling and 23 land-based workover rigs in Venezuela operated by Quitral-Co were combined with the Company's existing land-based operations in those countries. The Company has further expanded international operations by deploying more than 40 rigs from its former U.S. land-based fleet to Argentina and Venezuela, and by acquiring four rigs from an Argentine competitor.

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

      o In March 1997, the Company completed the Forasol acquisition, adding two semisubmersible rigs, three jackup rigs, seven tender-assisted rigs, four barge rigs and 29 land-based rigs operating in various locations in South America, Africa, the Middle East and Southeast Asia.

      o In May 1997, the Company purchased 13 mat-supported jackup drilling rigs, 11 of which are currently operating in the Gulf of Mexico, one of which is currently operating in West Africa and one of which is being mobilized to Malaysia.

      o In April 1997, the Company puchased a tender-assisted rig, which has been upgraded and deployed to Souteast Asia. In October 1997, the Company purchsed an independant-leg, cantilevered jackup rig capable of opertating in water depths of up to 300 feet, which is currently under contract in Souteast Asia.

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

     OPERATING COSTS. Operating costs for 1997 increased $166.3 million, or 57%, as compared to 1996. This increase was due primarily to the acquisitions and asset purchases discussed above as follows: (i) $130.4 million was related to the operations acquired in the Forasol acquisition in March 1997, (ii) $30.1 million was related to the operations of the mat-supported jackup rigs acquired in May 1997 and (iii) $20.0 million was related to the incremental full-year effect of the operations acquired in the April 1996 acquisition of Quitral-Co. The remaining increase in operating costs was due to the net addition of four land-based drilling rigs and two barge rigs in South America combined with increased labor costs from ongoing operations in Venezuela. This increase in operating costs was partially offset by a reduction of $90.0 million related to the divestiture of the Company's domestic land-based well servicing operations.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for 1997 increased $29.6 million, or 102%, compared to 1996, primarily as a result of the acquisitions of Forasol, Quitral-Co and the mat-supported jackup rigs, and depreciation of new, refurbished and upgraded rigs placed in service during the year, which increase was partially offset by the sale of the Company's domestic land-based well servicing operations.

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

     OTHER INCOME (EXPENSE). Other income (expense) resulted in income of $47.2 million in 1997 as compared to expense of $9.3 million in 1996. Other income and expense included interest income, interest expense, net gains or losses from sale of assets, minority interests, foreign exchange gains or losses and other sources. The Company incurred a gain of $83.6 million from the sale of its domestic land-based well servicing operations in February 1997. This gain was partially offset by a charge of approximately $3.7 million relating to the induced conversion of $28.0 million of the Company's
6 1/4% Convertible Subordinated Debentures and other charges. Interest expense for 1997 increased $20.7 million, or 152%, compared to 1996. This increase was due primarily to the issuance of $325 million in Senior Notes by the Company in May 1997. During 1997 the Company capitalized approximately $5.7 million in interest expense related to its capital expenditures, as compared to approximately $2.0 million in 1996.

     INCOME TAX PROVISION (BENEFIT). The Company's consolidated effective income tax rate for 1997 was approximately 33%, as compared to approximately 26% for 1996. The increase in the effective tax rate resulted from the effects of
(i) certain non-deductible amounts, primarily $3.7 million of costs related to induced conversion of the Company's 6 1/4% Convertible Subordinated Debentures,
(ii) an estimated effective combined U.S. federal and state income tax rate of 36% on the gain from the sale of the Company's U.S. land-based well servicing operations and (iii) an estimated effective income tax rate of 29% on ongoing operations.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had net working capital of $103.7 million and $62.7 million at December 31, 1997 and 1996, respectively. The Company's current ratio was 1.5 and 1.7 at December 31, 1997 and December 31, 1996, respectively.

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

     The Credit Facility limits the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, enter into mergers and consolidations, pay cash dividends on its capital stock, make acquisitions, sell assets or change its business without prior consent of the lenders. Under the Credit Facility, the Company must maintain certain financial ratios, including
(i) funded debt to pro forma EBITDA, (ii) funded debt to capitalization, (iii) adjusted EBITDA to debt service and (iv) minimum tangible net worth. As of March 30, 1998, borrowings totaling $15.0 million were outstanding under the Credit Facility. In order to maintain the availability of the Credit Facility, the Company will be required to obtain waivers from the lenders or amend the Credit Facility prior to funding of the equipment loans described below for the PRIDE AFRICA.

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

     A subsidiary of the Company has entered into a joint venture to construct, own and operate the PRIDE AFRICA, an ultra-deepwater drillship currently under construction in South Korea. The PRIDE AFRICA, which will be capable of operating in water depths of up to 10,000 feet, is contracted to work for Elf Exploration Angola ("ELF Angola") for a term of five years. It is anticipated that the PRIDE AFRICA will commence operations in mid-1999. The joint venture has entered into a financing arrangement with a group of banks providing that approximately 80% of the estimated construction cost of $235 million will be financed by loans that are, upon delivery of the drillship, without recourse to the joint venture participants. The Company estimates that its total equity investment in the project will be approximately $12.0 million, which will represent a 51% ownership interest.

     The Company has obtained a commitment from a group of banks to provide up to $110.0 million in loans to finance the acquisition of certain equipment to be installed on the PRIDE AFRICA. The loans will be secured by such equipment and will bear interest at a rate of LIBOR plus 1.25% per annum. The Company has agreed to sell such equipment to the joint venture formed to construct, own and operate the rig on or before the date Elf Angola accepts delivery of the rig under the charter, which is anticipated to be mid-1999, and expects to repay such loan from such sales proceeds. The joint venture intends to draw on its financing arrangement described above to finance its payment to the Company.

     The Company has filed a "shelf" registration statement under the Securities Act pursuant to which it may issue up to $500.0 million of securities consisting of any combination of debt securities, Common Stock and preferred stock of the Company. Management believes that the cash generated from the Company's operations, together with borrowings under the Credit Facility and issuances of securities pursuant to the shelf registration statement, will be adequate to fund the rig acquisitions and equity investments discussed above and the Company's normal ongoing capital expenditure, working capital and debt service requirements.

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

                                   SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          PRIDE INTERNATIONAL, INC.
                                          By: /s/ EARL McNIEL
                                                  EARL McNIEL
                                       VICE PRESIDENT AND CHIEF FINANCIAL
                                                    OFFICER

Date:  March 31, 1998