Form 10-Q
period 1998-03-31
PRIDE INTERNATIONAL INC
filed 1998-05-15
CIK 833081

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                [|X|]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       or

                [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-13289


                            PRIDE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

             LOUISIANA                                   76-0069030
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

         5847 SAN FELIPE, SUITE 3300
               HOUSTON, TEXAS                               77057
  (Address of principal executive offices)                (Zip Code)

                                 (713) 789-1400
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   |X|    NO

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

   Common Stock, no par value                    Outstanding at May 11, 1998
                                                         50,075,548

                            PRIDE INTERNATIONAL, INC.

                                      INDEX



PART I. FINANCIAL INFORMATION                                           PAGE NO.

    Item 1.    Financial Statements

        Consolidated Balance Sheet
           March 31, 1998 and December 31, 1997...........................   4
        Consolidated Statement of Operations -
           Three months ended March 31, 1998 and 1997.....................   5
        Consolidated Statement of Cash Flows -
           Three months ended March 31, 1998 and 1997.....................   6
        Notes to Unaudited Consolidated Financial Statements..............   7
        Report of Independent Accountants.................................  13

    Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................  14

PART II.   OTHER INFORMATION

    Item 6.    Exhibits and Reports on Form 8-K...........................  20

    Signatures............................................................  21

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            PRIDE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                      MARCH 31,   DECEMBER 31,
                                                                         1998          1997
                                                                     ------------  -----------
                                                                      (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents.......................................   $   48,152   $  73,539
    Short-term investments..........................................        2,296         856
    Trade receivables, net..........................................      202,509     194,973
    Parts and supplies..............................................       30,796      26,899
    Deferred income taxes...........................................        2,252       2,252
    Prepaid expenses and other current assets.......................       48,479      35,691
                                                                       ----------   ---------
           Total current assets.....................................      334,484     334,210
                                                                       ----------   ---------
PROPERTY AND EQUIPMENT, at cost.....................................    1,381,794   1,273,327
ACCUMULATED DEPRECIATION............................................     (117,982)   (101,680)
                                                                       ----------   ---------
           Net property and equipment...............................    1,263,812   1,171,647
                                                                       ----------   ---------
OTHER ASSETS
    Investments in and advances to affiliates.......................        3,368       9,092
    Goodwill and other intangibles, net.............................        3,571       3,623
    Other...........................................................       23,772      22,929
                                                                       ----------   ---------
           Total other assets.......................................       30,711      35,644
                                                                       ----------   ---------
                                                                       $1,629,007  $1,541,501
                                                                       ==========   ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable................................................   $  115,915   $ 101,318
    Accrued expenses................................................       66,356      58,412
    Short-term borrowings...........................................       19,612      21,055
    Current portion of long-term debt...............................       35,976      39,356
    Current portion of long-term lease obligations..................       10,583      10,336
                                                                       ----------   ---------
           Total current liabilities................................      248,442     230,477
                                                                       ----------   ---------
OTHER LONG-TERM LIABILITIES.........................................       38,335      28,911
LONG-TERM DEBT, net of current portion..............................      470,741     435,100
LONG-TERM LEASE OBLIGATIONS, net of current portion.................       35,755      36,275
CONVERTIBLE SUBORDINATED DEBENTURES.................................       52,500      52,500
DEFERRED INCOME TAXES...............................................       75,465      72,313
MINORITY INTEREST...................................................          768         768
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY

    Common stock, no par value; 100,000,000 shares authorized;
        50,124,768 and 50,097,120 shares issued and 50,070,548
        and 50,042,900 shares outstanding, respectively ............            1           1
    Paid-in capital.................................................      523,356     522,946
    Treasury stock, at cost.........................................         (191)       (191)
    Retained earnings...............................................      183,835     162,401
                                                                       ----------   ---------
           Total shareholders' equity...............................      707,001     685,157
                                                                       ----------   ---------
                                                                       $1,629,007  $1,541,501
                                                                       ==========   ==========


         The accompanying notes are an integral part of the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                 MARCH 31,

                                                            1998          1997
                                                         ----------   ---------

REVENUES   ............................................. $  213,686   $ 131,376
OPERATING COSTS.........................................    136,493      91,087
                                                         ----------   ---------
    Gross Margin........................................     77,193      40,289
DEPRECIATION AND AMORTIZATION...........................     18,815      10,074
SELLING, GENERAL AND ADMINISTRATIVE.....................     20,857      15,018
                                                         ----------   ---------

           Earnings from operations.....................     37,521      15,197
                                                         ----------   ---------

OTHER INCOME (EXPENSE)

    Other income (expense)..............................       (166)     78,677
    Interest income.....................................      1,299         509
    Interest expense....................................    (10,471)     (3,431)
                                                         ----------   ---------
           Total other income (expense), net............     (9,338)     75,755
                                                         ----------   ---------


EARNINGS BEFORE INCOME TAXES............................     28,183      90,952

INCOME TAX PROVISION ...................................      6,749      33,458
                                                         ----------   ---------

NET EARNINGS............................................ $   21,434   $  57,494
                                                         ==========   =========

NET EARNINGS PER SHARE:

    Basic............................................... $      .43   $    1.82
    Diluted............................................. $      .40   $    1.49

WEIGHTED AVERAGE SHARES OUTSTANDING:

    Basic...............................................     50,058      31,569
    Diluted.............................................     55,312      39,046

    The accompanying notes are an integral part of the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                          ----------------------
                                                              1998        1997
                                                          ----------  ----------
OPERATING ACTIVITIES

    Net earnings .......................................  $  21,434   $  57,494
    Adjustments to reconcile net earnings to net
       cash provided by operating activities -
        Depreciation and amortization ..................     18,815      10,074
        Gain on sale of assets .........................       (119)    (83,457)
        Effect of exchange rates .......................       (158)         (4)
        Deferred tax provision (benefit) ...............      3,152      (1,401)
        Changes in assets and liabilities, net of
           effects of acquisitions -
           Trade receivables ...........................     (7,536)     11,711
           Parts and supplies ..........................     (3,897)         91
           Prepaid expenses and other current assets ...    (12,788)     (3,809)
           Other assets ................................     (1,872)       --
           Accounts payable ............................      2,751      (2,100)
           Accrued expenses ............................      7,944      21,696
                                                          ---------   ---------
               Net cash provided by operating activities     27,726      10,295
                                                          ---------   ---------

INVESTING ACTIVITIES

    Purchase of net assets of acquired entities,
       including acquisition costs, less cash acquired .       --      (119,784)
    Purchases of property and equipment ................    (92,329)    (23,712)
    Proceeds from sales of property and equipment ......        276     135,426
    Proceeds from sales of short-term investments ......        753         415
    Purchases of short-term investments ................     (2,193)       (203)
                                                          ---------   ---------
               Net cash used in investing activities ...    (93,493)     (7,858)
                                                          ---------   ---------

FINANCING ACTIVITIES

    Proceeds from issuance of common stock .............       --           579
    Proceeds from exercise of stock options ............        410         488
    Proceeds from debt borrowings ......................     50,962      46,534
    Reduction of debt ..................................    (10,992)    (24,906)
                                                          ---------   ---------
               Net cash provided by financing activities     40,380      22,695
                                                          ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...    (25,387)     25,132
CASH AND CASH EQUIVALENTS, beginning of period .........     73,539      10,310
                                                          ---------   ---------

CASH AND CASH EQUIVALENTS, end of period ...............  $  48,152   $  35,442
                                                          =========   =========

         The accompanying notes are an integral part of the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

    The unaudited consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with Pride International, Inc.'s (the "Company's") audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

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

2.  DEBT

   SHORT-TERM BORROWINGS

    The Company has agreements with several banks for short-term lines of credit denominated in U.S. dollars, French francs and Argentine pesos. The facilities are renewable annually and bear interest at variable rates based on LIBOR for the U.S. dollar and Argentine peso denominated facilities, and PIBOR for the French franc denominated facilities. The interest rates on such borrowings as of March 31, 1998 ranged from 6.25% to 9.00%.

   LONG-TERM DEBT

    Long-term debt as of March 31, 1998 and December 31, 1997 consisted of the following:

                                                          MARCH 31, DECEMBER 31,
                                                             1998        1997
                                                          ----------   --------
                                                         (UNAUDITED)
                                                               (IN THOUSANDS)

Senior Notes .......................................      $325,000      $325,000
Collateralized term loans ..........................        76,185        79,009
Limited-recourse collateralized term
  loans ............................................        34,222        35,210
Other notes payable:

   Note payable to sellers .........................         8,000        11,000
   Eximbank notes payable ..........................         6,327         6,533
   Notes payable ...................................        12,456        13,667
   Loan obligations to customers ...................         3,988         4,037
Other debt .........................................        25,539          --
Credit Facility ....................................        15,000          --
                                                          --------      --------
                                                           506,717       474,456

Current portion of long-term debt ..................        35,976        39,356
                                                          --------      --------

       Long-term debt, net of current
         portion ...................................      $470,741      $435,100
                                                          ========      ========

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

   SENIOR NOTES

    In May 1997, the Company issued $325,000,000 of 9.375% Senior Notes due May 1, 2007 (the "Senior Notes"). Interest on the Senior Notes is payable semi-annually on May 1 and November 1 of each year, commencing November 1, 1997. The Senior Notes are not redeemable prior to May 1, 2002, after which they will be redeemable, in whole or in part, at the option of the Company at redemption prices starting at 104.688% and declining to 100% by May 1, 2005. In the event the Company consummates a public equity offering on or prior to May 1, 2000, the Company at its option may use all or a portion of the proceeds from such public equity offering to redeem up to $108,333,000 principal amount of the Senior Notes at a redemption price equal to 109.375% of the aggregate principal amount thereof, together with accrued and unpaid interest to the date of redemption.

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

   In connection with the March 1997 Forasol acquisition, the Company assumed certain borrowing arrangements with various banks, including a $20 million bank loan, payable in semi-annual installments each August and February through 2002. The loan bears interest at a stated rate of six-month LIBOR plus a margin ranging from 1.25% to 2.50%. In conjunction with this loan, Forasol simultaneously entered into an interest rate swap agreement with a notional amount of $20 million, which fixed the rate of interest on this loan at 7.55% over the term of the debt agreement. A semisubmersible rig is pledged as security for this loan. The Company also assumed a $30 million bank loan, collateralized by another semisubmersible rig, payable in semi-annual installments beginning May 1997 through 2003, which bears interest at a rate of LIBOR plus a margin ranging from 1.00% to 2.00%.

   LIMITED RECOURSE COLLATERALIZED TERM LOANS

   During 1994, the Company entered into long-term financing arrangements with two Japanese trading companies in connection with the construction and operation of two floating barge rigs. The term loans bear interest at 9.6% and are collateralized by the barge rigs and related charter contracts. The loans are being repaid from the proceeds of the related charter contracts in equal monthly installments of principal and interest through July 2004. In addition, a portion of contract proceeds is being held in trust to assure that timely payment of future debt service obligations is made. As of March 31, 1998, $2,435,000 of such contract proceeds, which amount is included in cash and cash equivalents on the accompanying unaudited consolidated balance sheet, are being held in trust as security for the lenders, and are not presently available for use by the Company.

                            PRIDE INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

   OTHER NOTES PAYABLE

    Other notes payable consists of an acquisition note payable to sellers, Eximbank loans for the purchase and import of goods manufactured in the United States into other countries, notes payable in connection with financed insurance premiums and miscellaneous loan obligations to customers.

   CREDIT FACILITY

    In March 1997, the Company entered into a senior secured revolving credit facility with a group of banks (as amended and restated in December 1997, the "Credit Facility") under which up to $100 million (including $25 million for letters of credit) is available. Availability under the Credit Facility is limited to a borrowing base based on the fair market value of collateral. The Credit Facility is collateralized by the accounts receivable, inventory and intangibles of the Company and its domestic subsidiaries, two-thirds of the stock of the Company's foreign subsidiaries, the stock of the Company's domestic subsidiaries and certain other assets. The Credit Facility terminates in December 2000. Borrowings under the Credit Facility bears interest at a variable rate based on either the prime rate or LIBOR. As of March 31, 1998, $15 million was outstanding under the Credit Facility at an interest rate of 7.4%.

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

   OTHER DEBT

    Other debt includes certain foreign short-term borrowing relating to its acquisition of certain equipment to be installed on the PRIDE AFRICA, the ultra-deepwater drillship referred to in Note 5. The Company intends to refinance these short-term borrowings to long-term and has obtained a commitment from a group of banks to provide up to $110.0 million in loans to finance this acquisition. The loans will be secured by such equipment and will bear interest at a rate of LIBOR plus 1.25% per annum. The Company has agreed to sell such equipment to the joint venture formed to construct, own and operate the rig on or before the date Elf Exploration Angola accepts delivery of the rig under charter, which is anticipated to be mid-1999, and expects to repay such loan from such sales proceeds. The joint venture intends to draw on its financing agreement described above to finance its payment to the Company.

   CONVERTIBLE SUBORDINATED DEBENTURES

    In January 1996, the Company completed a public sale of $80,500,000 principal amount of 6 1/4% convertible subordinated debentures. The debentures, which are due February 15, 2006, are convertible into common stock of the Company at a price of $12.25 per share. The debentures are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 1999, at an initial redemption price of 103.125% of the principal amount and declining to 100.0% of the principal amount by February 15, 2002. Interest is payable semi-annually on February 15 and August 15 of each year. During 1997, an aggregate of $28,000,000 principal amount of the debentures was converted into 2,285,712 shares of common stock.

    In April 1998, the Company completed a public sale of zero coupon convertible subordinated debentures. The net proceeds to the Company in connection with the sale, after deducting underwriting discounts and offering expenses, amounted to approximately $222,600,000. The debentures, which mature on April 24, 2018, are convertible into common stock of the Company at a conversion rate of 13.794 shares of common stock per $1,000 principal amount at maturity. At the maturity date, the accreted principal value of the debenture would be $588,145,000. The Company will become obligated to purchase the debentures, at the option of the holders, in whole or in part, on April 24, 2003, 2008 and 2013 at a price per debenture of $494.52, $625.35 and $790.79, respectively, settled either in cash, common stock or a combination thereof. In addition, the Company will become obligated to purchase the debentures on or prior to April 24, 2003, at a price equal to the issue price plus accrued original issue discount in the event of a change of control of the Company. On or subsequent to April 24, 2003, the debentures are redeemable at the option of the Company, in whole or in part, for cash at a price equal to the issue price plus accrued original issue discount.

3.  INCOME TAXES

    The Company's consolidated effective income tax rate for the three months ended March 31, 1998 was approximately 23.9%, as compared to approximately 36.8% for the corresponding period in 1997. The decrease in the effective tax rate for the first three months of 1998 resulted from the effects of the inclusion of the Forasol acquisition, which has a majority of its international operations in low tax jurisdictions. The 1997 first quarter included a gain of $83.6 million on the sale of the U.S. land operations that was taxed at 36% and certain non-deductible amounts, primarily $3.7 million of costs related to induced conversion of convertible subordinated debentures.

4.  NET EARNINGS AND EARNINGS PER SHARE

    Other income (expense), earnings before income taxes and net earnings for the three months ended March 31, 1997 include a pretax gain on the divestiture of the Company's U.S. land-based well servicing business of $83.6 million. The gain was partially offset by nonrecurring charges totaling $4.2 million, net of estimated income taxes, relating principally to the induced conversion of $28.0 million principal amount of the Company's convertible subordinated debentures. Excluding such nonrecurring items, net earnings for the three months ended March 31, 1997 were $8.2 million, or $.23 per share on a diluted basis.

    Basic net earnings per share has been computed based on the weighted average number of shares of common stock outstanding during the applicable period. Diluted net earnings per share has been computed based on the weighted average number of shares of common stock and potential common stock outstanding during the period, as if the convertible subordinated debentures were converted into common stock on the date of sale, after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the convertible subordinated debentures.

    The following table presents information necessary to calculate basic and diluted net earnings per share:

                                                             THREE MONTHS ENDED
                                                                   MARCH 31,
                                                            ------------------
                                                               1998       1997
                                                            --------   --------
                                                                (IN THOUSANDS,
                                                                   EXCEPT
                                                             PER SHARE AMOUNTS)

    Net earnings (numerator) .............................  $ 21,434   $ 57,494
    Interest expense on convertible subordinated
     debentures ..........................................       866        962
    Income tax effect ....................................      (312)      (346)
                                                            --------   --------
      Adjusted net earnings (numerator) ..................  $ 21,988   $ 58,110
                                                            ========   ========

    Weighted average number of common shares outstanding
     (denominator) .......................................    50,058     31,569
    Convertible subordinated debentures ..................     4,285      6,265
    Stock options and warrants ...........................       969      1,212
                                                            --------   --------
        Adjusted weighted average shares outstanding
         (denominator) ...................................    55,312     39,046
                                                            ========   ========

           Basic net earnings per share ..................  $    .43   $   1.82
                                                            ========   ========
           Diluted net earnings per share ................  $    .40   $   1.49
                                                            ========   ========

5.  COMMITMENTS AND CONTINGENCIES

    The Company is routinely involved in litigation incidental to its business, which often involves claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the Company's existing litigation will have a material adverse effect on the Company's financial position or results of operations.

    During 1997, the Company entered into a joint venture to construct, own and operate the PRIDE AFRICA, an ultra-deepwater drillship currently under construction in South Korea. The drillship is contracted to work offshore Angola for a term of five years. It is anticipated that the drillship will commence operations in mid-1999. Subsequent to December 31, 1997, the joint venture entered into a financing arrangement with a group of banks providing that approximately $198 million of the drillship's estimated construction cost of $235 million will be financed by loans that are, upon delivery of the drillship, without recourse to the joint venture participants. The Company estimates that its equity investment in the project will be approximately $16 million, which will represent a 51% ownership interest.

    Also during 1997, a newly organized special purpose subsidiary of the Company agreed to participate in joint ventures to construct, own and operate six Amethyst-class dynamically positioned semisubmersible drilling rigs. The rigs will be operated under charter and service contracts with initial terms of six to eight years. The total estimated cost to construct, equip and mobilize the six rigs is approximately $1 billion, approximately 90% of which is expected to be provided from the proceeds of project finance obligations without recourse to the joint venture participants. Delivery of the rigs is expected during late 1999 and 2000. The Company estimates that its equity investment in the project will be approximately $30 million, which will represent a 30% ownership interest.

    In March 1998, the Company contracted to purchase, for approximately $85 million, a dynamically positioned, self-propelled semisubmersible drilling rig. The rig is currently working offshore Brazil under a charter and service contract that expires in 2001. The Company expects to close the acquisitions in the second quarter of 1998.

                            PRIDE INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

    In April 1998, the Company entered into a letter of intent for a second ultra-deepwater drillship to operate offshore Angola under a three-year contract with two one-year options. The drillship is being built in South Korea and at a cost of approximately $235 million. The Company expects to conclude a joint venture to construct, own and operate the drillship and also to arrange nonrecourse financing. The Company estimates that its equity investment in the project will be approximately $16 million, which will represent a 51% ownership interest.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Pride International, Inc.:

    We have reviewed the accompanying consolidated balance sheet of Pride International, Inc. as of March 31, 1998, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

    We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 16, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                            COOPERS & LYBRAND L.L.P.

Houston, Texas
May 14, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of Pride International, Inc. (the "Company") as of March 31, 1998 and for the three-month periods ended March 31, 1998 and 1997 included elsewhere herein, and with the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The following information contains forward-looking statements. For a discussion of certain limitations inherent in such statements, see "--Forward-Looking Statements."

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

o In January 1995, the Company commenced operating two barge rigs on Lake Maracaibo, Venezuela. The barge rigs were constructed during 1994 pursuant to ten-year operating contracts entered into with Petroleos de Venezuela, S.A., the Venezuelan national oil company.

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

o In October 1996, the Company expanded its Colombian operations to 20 rigs through the acquisition of Ingeser de Colombia, S.A., which operated seven land-based drilling rigs and six land-based workover rigs in Colombia.

o In November 1996, the Company added three land-based drilling rigs and support assets to its operations in Argentina through the acquisition of the assets of another contractor.

o In February 1997, the Company completed the divestiture of its domestic land-based well servicing operations, which included 407 workover rigs in Texas, California, New Mexico and Louisiana.

o In March 1997, the Company completed the acquisition of the operating subsidiaries of Forasol-Foramer N.V. (collectively, "Forasol"), adding two semisubmersible rigs, three jackup rigs, seven tender-assisted rigs, four barge rigs and 29 land-based rigs operating in various locations in South America, Africa, the Middle East and Southeast Asia.

o In May 1997, the Company purchased 13 mat-supported jackup drilling rigs, 11 of which are currently operating in the Gulf of Mexico, one of which is currently operating in West Africa and one of which is operating in Malaysia.

o In April 1997, the Company purchased a tender-assisted rig, which has been upgraded and deployed to Southeast Asia. In October 1997, the Company purchased an independent-leg, cantilevered jackup rig capable of operating in water depths of up to 300 feet, which is currently under contract in Southeast Asia.

RESULTS OF OPERATIONS

    The following table sets forth selected consolidated financial information of the Company by operating segment for the periods indicated:

                                                THREE MONTHS ENDED MARCH 31,
                                                  1998                1997
                                         -------------------   -----------
                                             (IN THOUSANDS, EXCEPT PERCENTAGES)

Revenues

    International land.................  $ 108,633   50.8%     $  79,996  60.9%
    International offshore.............     59,751    28.0        18,945   14.4
    United States land.................        -        -         16,485   12.6
    United States offshore.............     45,302    21.2        15,950   12.1
                                         ---------  ------     ---------  -----
        Total revenues.................    213,686   100.0       131,376  100.0
                                         ---------  ------     ---------  -----
Operating Costs

    International land.................     77,576    56.8        56,273   61.8
    International offshore.............     33,637    24.7        10,596   11.6
    United States land.................       -         -         12,776   14.0
    United States offshore.............     25,280    18.5        11,442   12.6
                                         ---------  ------     ---------  -----
        Total operating costs..........    136,493   100.0        91,087  100.0
                                         ---------  ------     ---------  -----
Gross Margin

    International land.................     31,057    40.2        23,723   58.9
    International offshore.............     26,114    33.8         8,349   20.7
    United States land.................       -         -          3,709    9.2
    United States offshore.............     20,022    26.0         4,508   11.2
                                         ---------  ------     ---------  -----
        Total gross margin.............  $  77,193  100.0%     $  40,289  100.0%
                                         =========  =====      =========  =====


    THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997.

    REVENUES. Revenues for the three months ended March 31, 1998 increased $82.3 million, or 62.6%, as compared to the corresponding period in 1997. Of this increase, $28.6 million was a result of expansion of the Company's international land-based operations, due primarily to the acquisition of Forasol in March 1997. Revenues from international offshore operations increased $40.8 million, due primarily to the addition of the Forasol offshore assets. Revenues attributable to domestic offshore operations increased $29.4 million due primarily to the addition of the 13 mat-supported jackup rigs.

    OPERATING COSTS. Operating costs for the three months ended March 31, 1998 increased $45.4 million, or 49.8%, as compared to the corresponding period in 1997. Of this increase, $21.3 million was a result of expansion of the Company's international land-based operations, due principally to the acquisition of Forasol, as discussed above, and $23 million was a result of growth in the Company's international offshore operations, due principally to the addition of the Forasol offshore assets. Operating costs attributable to domestic offshore operations increased $13.8 million due primarily to costs associated with the mat-supported jackup rigs. Operating costs for domestic land operations decreased $12.8 million, due to the sale of such operations.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended March 31, 1998 increased $8.7 million, or 86.7%, as compared to the corresponding period in 1997, primarily as a result of the acquisition of Forasol and the 13 mat-supported jackup drilling rigs and additional expansion of the Company's international land-based and domestic offshore assets, partially offset by the sale of the Company's domestic land-based assets.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended March 31, 1998 increased $5.8 million, or 38.8%, as compared to the corresponding period in 1997, primarily due to inclusion of such costs for Forasol. As a percentage of revenues, total selling, general and administrative costs were 9.7% for the first quarter of 1998, as compared to 11% for the first quarter of 1997.

    OTHER INCOME (EXPENSE). Other income (expense) for the first quarter of 1997 included a gain of $83.6 million from the sale of the Company's U.S. land-based well servicing operations in February 1997. The gain was partially offset by a charge of $3.7 million relating to the induced conversion of $28.0 million principal amount of the Company's convertible subordinated debentures and other charges.

    Interest income was $1.29 million for the three months ended March 31, 1998 up from $509,000 for the corresponding 1997 period due to an increase in cash available for investment. Interest expense for the three months ended March 31, 1998 increased by $7.0 million over the corresponding 1997 period, as a result of increased borrowings. During the three months ended March 31, 1998, the Company capitalized $3.3 million of interest expense in connection with construction projects.

    INCOME TAX PROVISION. The Company's consolidated effective income tax rate for the three months ended March 31, 1998 was approximately 23.9%, as compared to approximately 36.8% for the corresponding period in 1997. The decrease in the effective tax rate for the first quarter of 1998 resulted from the effects of the inclusion of the Forasol acquisition, which has a majority of its international operations in low tax jurisdictions. The 1997 first quarter included a gain of $83.6 million on the sale of the U.S. land operations that was taxed at 36%.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had net working capital of $86.0 million and $103.7 million at March 31, 1998 and December 31, 1997, respectively. The Company's current ratio was 1.3 at March 31, 1998 and 1.5 at December 31, 1997.

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

    The Credit Facility limits the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, enter into mergers and consolidations, pay cash dividends on its capital stock, make acquisitions, sell assets or change its business without prior consent of the lenders. Under the Credit Facility, the Company must maintain certain financial ratios, including
(i) funded debt to pro forma EBITDA, (ii) funded debt to capitalization, (iii) adjusted EBITDA to debt service and (iv) minimum tangible net worth. As of March 31, 1998, borrowings totaling $15.0 million were outstanding under the Credit Facility.

    In March 1998, the Company contracted to purchase, for approximately $85.0 million, the M.S.V. AMETHYST (the "AMETHYST 1"), a dynamically positioned, self-propelled semisubmersible drilling rig capable of working in water depths of up to 4,000 feet. The rig, which is equipped to provide offshore drilling, deepwater well intervention and maintenance services, and pipeline construction services, is currently working offshore Brazil for Petroleo Brasilerio S.A. ("Petrobras") under a charter and service contract that expires in 2001. The Company expects to close this acquisition in the second quarter of 1998 and to fund approximately $65.0 million of the purchase price from cash and the balance through the issuance of a note convertible into common stock.

    A newly organized, special purpose subsidiary of the Company is participating in joint ventures to construct, own and operate six Amethyst-class dynamically positioned semisubmersible drilling rigs. The rigs, which will be larger, enhanced versions of the AMETHYST 1, will be operated under charter and service contracts with Petrobras having initial terms of six to eight years. The total estimated cost to construct, equip and mobilize the six rigs is approximately $1 billion, approximately 90% of which is expected to be provided from the proceeds of project finance obligations of the ventures without recourse to the joint venture participants. Delivery of the rigs is expected during late 1999 and 2000. The Company estimates that its equity investment in the project will be approximately $30.0 million, which will represent a 30% ownership interest.

    A subsidiary of the Company has entered into a joint venture to construct, own and operate the PRIDE AFRICA, an ultra-deepwater drillship currently under construction in South Korea. The PRIDE AFRICA, which will be capable of operating in water depths of up to 10,000 feet, is contracted to work for Elf Exploration Angola for a term of five years. It is anticipated that the PRIDE AFRICA will commence operations in mid-1999. The joint venture has entered into a financing arrangement with a group of banks providing that approximately $198.0 million of the estimated construction cost of $235.0 million will be financed by loans that are, upon delivery of the drillship, without recourse to the joint venture participants. The Company estimates that its equity investment in the project will be approximately $16.0 million, which will represent a 51% ownership interest.

   The Company has obtained a commitment from a group of banks to provide up to $110.0 million in loans to finance its acquisition of certain equipment to be installed on the PRIDE AFRICA. The loans will be collateralized by such equipment and will bear interest at a rate of LIBOR plus 1.25% per annum. The Company has agreed to sell such equipment to the joint venture formed to construct, own and operate the rig on or before the date Elf Exploration Angola accepts delivery of the rig under charter, which is anticipated to be mid-1999, and expects to repay such loan from such sales proceeds. The joint venture intends to draw on its financing agreement described above to finance its payment to the Company.

    The Company has entered into a letter of intent with Elf Exploration Angola for a second ultra-deepwater drillship to operate offshore Angola under a three-year contract with two one-year options. The PRIDE EUROPE will be substantially similar in design to the PRIDE AFRICA, and will be built in South Korea at a cost of approximately $235.0 million. The Company expects to conclude a joint venture similar to the PRIDE AFRICA joint venture to construct, own and operate the PRIDE EUROPE and similar non-recourse financing. The Company estimates that its equity investment in the project will be approximately $16.0 million, which will represent a 51% ownership interest.

        In April 1998, the Company completed a public sale of zero coupon convertible subordinated debentures ("Zero Coupon Debentures"). The net proceeds to the Company in connection with the sale, after deducting underwriting discounts and offering expenses, amounted to approximately $222.6 million. Of such net proceeds approximately $63.3 million will be used to fund the cash portion of the purchase price of the semisubmersible rig AMETHYST 1, approximately $30.0 million will be used to fund the Company's investments in the Amethyst joint ventures and approximately $32.0 million will be used to fund the Company's equity investments in the PRIDE AFRICA and the PRIDE EUROPE. Approximately $15.0 million was used to repay the balance outstanding under the Company's Credit Facility at March 31, 1998. The Company intends to use the excess proceeds from the offering for general corporate purposes, including acquisitions and capital projects. The Zero Coupon Debentures, which mature on April 24, 2018, are convertible into common stock of the Company at a conversion rate of 13.794 shares of common stock per $1,000 principal amount at maturity. At the maturity date, the accreted principal value of the Zero Coupon Debentures would be $588.1 million.

    The sale of the Zero Coupon Debentures was made under a "shelf" registration statement under the Securities Act of 1933 pursuant to which the Company may issue up to $500.0 million initial offering price of securities consisting of any combination of debt securities, common stock and preferred stock of the Company. Management believes that the cash generated from the Company's operations, together with the net proceeds from the Zero Coupon Debentures offering and borrowings under the Credit Facility will be adequate to fund the rig acquisition and equity investments discussed above and the Company's normal ongoing capital expenditures, working capital and debt service requirements.

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

ACCOUNTING MATTERS

    The Company will adopt Statement of Financial Accounting Standards ("FAS") No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits", and FAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" for the year ended December 31, 1998. The Company does not anticipate that the adoption of these disclosure standards will have a material impact on its consolidated financial statements. FAS No. 130 "Reporting Comprehensive Income" was adopted during the quarter ended March 31, 1998 and had no impact on the Company's financial position, results of operations or cash flows.

YEAR 2000 MATTERS

    Year 2000 issues result from the inability of computer programs or computerized equipment to accurately calculate, store or use a date subsequent to December 31, 1999. The erroneous date can be interpreted in a number of different ways; typically the year 2000 is represented as the year 1900. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business. The Company is in the process of implementing new financial reporting, operational reporting and computer systems. The first phase of implementation was completed in February 1998. The remaining phases are scheduled for implementation and completion within the next two years. In addition, the Company is assessing the use of less critical software systems and various types of equipment. The Company is using both internal and external resources to complete tasks and perform testing necessary to address the year 2000 issues. The Company believes that the potential impact, if any, of these systems not being year 2000 compliant will at most require employees to manually complete otherwise automated tasks or calculations and that it should not affect the Company's ability to continue its operating activities.

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

FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q that address activities, events or developments that the Company expects, projects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures and investments in the construction, acquisition and refurbishment of rigs (including the amount and nature thereof and the timing of completion thereof), expansion and other development trends of the contract drilling industry, business strategies, expansion and growth of operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, general economic and business conditions, prices of oil and gas, foreign exchange controls and currency fluctuations, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations, the ability to obtain shipyard contracts and other factors, many of which are beyond the control of the Company. Any such statements are not guarantees of future performance, and actual results or developments may differ materially from those projected in the forward-looking statements.

                           PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

EXHIBIT NO.

           4.1      --    Indenture,  dated as of April 1, 1998, between Pride
                          International, Inc. and Marine Midland Bank, as
                          Trustee,  relating to subordinated debt securities.

           4.2      --    First Supplemental Indenture, dated as of April 24,
                          1998, between Pride International, Inc. and Marine
                          Midland  Bank, as Trustee, relating to Zero Coupon
                          Convertible Subordinated Debentures Due 2018.
            15      --    Awareness Letter of Coopers & Lybrand L.L.P.
            27      --    Financial Data Schedule

     (b) Reports on Form 8-K

    In a Current Report on Form 8-K dated March 20, 1998, the Company filed pursuant to Item 7 of Form 8-K the following: (i) the historical statement of revenues and direct/allocated operating expenses of the mat-supported jackup rig operations of Noble Drilling Corporation for the year ended December 31, 1996 and the three months ended March 31, 1997, and the notes thereto; (ii) the consolidated financial statements Forasol-Foramer N.V. as of and for the years ended December 31, 1996, 1995 and 1994, and the notes thereto; and (iii) the unaudited pro forma statement of operations of the Company for the year ended December 31, 1997, and the notes thereto.

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

Date:  May 14, 1998