Form 10-Q
period 1998-06-30
PRIDE INTERNATIONAL INC
filed 1998-08-14
CIK 833081

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER: 1-13289

                            ----------------------------

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

     Common Stock, no par value               Outstanding as of August 6, 1998
                                                              50,156,400

================================================================================

                           PRIDE INTERNATIONAL, INC.

                                     INDEX

                                        PAGE NO.
                                        --------

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheet
           as of June 30, 1998 and
           December 31, 1997.........        3

          Consolidated Statement of
           Operations for the three
           months ended June 30, 1998
           and 1997..................        4

          Consolidated Statement of
           Operations for the six
           months ended June 30, 1998
           and 1997..................        5

          Consolidated Statement of
           Cash Flows for the six
           months ended June 30, 1998
           and 1997..................        6

          Notes to Unaudited
           Consolidated Financial
           Statements................        7

          Report of Independent
           Accountants...............       12

     Item 2.  Management's Discussion
     and Analysis of Financial
     Condition and
                 Results of
     Operations......................       13

PART II.  OTHER INFORMATION

     Item 4.  Submission of Matters
      to a Vote of Security
      Holders........................       20

     Item 6.  Exhibits and Reports on
      Form 8-K.......................       20

     Signatures......................       21

                        PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           PRIDE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                         JUNE 30,       DECEMBER 31,
                                           1998             1997
                                       ------------     ------------
                                       (UNAUDITED)

               ASSETS
CURRENT ASSETS
     Cash and cash equivalents.......  $    135,348      $   74,395
     Trade receivables, net..........       205,064         194,973
     Parts and supplies..............        33,175          26,899
     Deferred income taxes...........         1,508           2,252
     Prepaid expenses and other
       current assets................        46,546          35,691
                                       ------------     ------------
       Total current assets..........       421,641         334,210
                                       ------------     ------------
PROPERTY AND EQUIPMENT, at cost......     1,526,615       1,273,327
ACCUMULATED DEPRECIATION.............      (134,787)       (101,680)
                                       ------------     ------------
       Net property and equipment....     1,391,828       1,171,647
                                       ------------     ------------
OTHER ASSETS
     Investments in and advances to
       affiliates....................        24,056           9,092
     Goodwill and other intangibles,
       net...........................         3,521           3,623
     Other assets....................        32,238          22,929
                                       ------------     ------------
       Total other assets............        59,815          35,644
                                       ------------     ------------
                                       $  1,873,284      $1,541,501
                                       ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable................  $    106,996      $  101,318
     Accrued expenses................        56,111          58,412
     Short-term borrowings...........        18,276          21,055
     Current portion of long-term
       debt..........................        33,662          39,356
     Current portion of long-term
       lease obligations.............        10,582          10,336
                                       ------------     ------------
       Total current liabilities.....       225,627         230,477
                                       ------------     ------------
OTHER LONG-TERM LIABILITIES..........        43,417          28,911
LONG-TERM DEBT, net of current
  portion............................       466,323         435,100
LONG-TERM LEASE OBLIGATIONS, net of
  current portion....................        32,189          36,275
6 1/4% CONVERTIBLE SUBORDINATED
  DEBENTURES.........................        52,500          52,500
ZERO COUPON CONVERTIBLE SUBORDINATED
  DEBENTURES.........................       231,821         --
DEFERRED INCOME TAXES................        78,228          72,313
MINORITY INTEREST....................        11,471             768
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
     Common stock, no par value;
       100,000,000 shares authorized;
       50,154,768 and 50,097,120
       shares issued and 50,100,548
       and 50,042,900 shares
       outstanding, respectively.....             1               1
     Paid-in capital.................       523,547         522,946
     Treasury stock, at cost.........          (191)           (191)
     Retained earnings...............       208,351         162,401
                                       ------------     ------------
          Total shareholders'
             equity..................       731,708         685,157
                                       ------------     ------------
                                       $  1,873,284      $1,541,501
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

                           PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                         THREE MONTHS ENDED
                                              JUNE 30,
                                       ----------------------
                                          1998        1997
                                       ----------  ----------
REVENUES.............................  $  219,186  $  174,537
OPERATING COSTS......................     137,442     113,872
                                       ----------  ----------
     Gross margin....................      81,744      60,665
DEPRECIATION AND AMORTIZATION........      19,084      15,423
SELLING, GENERAL AND
  ADMINISTRATIVE.....................      19,895      18,342
                                       ----------  ----------
EARNINGS FROM OPERATIONS.............      42,765      26,900
                                       ----------  ----------
OTHER INCOME (EXPENSE)
     Other expense, net..............        (393)        (12)
     Interest income.................       1,765       1,414
     Interest expense................     (12,357)     (9,918)
                                       ----------  ----------
          Total other income
             (expense), net..........     (10,985)     (8,516)
                                       ----------  ----------
EARNINGS BEFORE INCOME TAXES.........      31,780      18,384
INCOME TAX PROVISION.................       7,264       5,331
                                       ----------  ----------
NET EARNINGS.........................  $   24,516  $   13,053
                                       ==========  ==========
NET EARNINGS PER SHARE
     Basic...........................  $      .49  $      .29
     Diluted.........................  $      .43  $      .27
WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic...........................      50,087      44,884
     Diluted.........................      61,351      50,293

   The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                          SIX MONTHS ENDED
                                              JUNE 30,
                                       ----------------------
                                          1998        1997
                                       ----------  ----------
REVENUES.............................  $  432,872  $  305,913
OPERATING COSTS......................     273,935     204,959
                                       ----------  ----------
     Gross margin....................     158,937     100,954
DEPRECIATION AND AMORTIZATION........      37,899      25,497
SELLING, GENERAL AND
  ADMINISTRATIVE.....................      40,752      33,360
                                       ----------  ----------
EARNINGS FROM OPERATIONS.............      80,286      42,097
                                       ----------  ----------
OTHER INCOME (EXPENSE)
     Other income (expense), net.....        (559)     78,665
     Interest income.................       3,064       1,923
     Interest expense................     (22,828)    (13,349)
                                       ----------  ----------
          Total other income
             (expense), net..........     (20,323)     67,239
                                       ----------  ----------
EARNINGS BEFORE INCOME TAXES.........      59,963     109,336
INCOME TAX PROVISION.................      14,013      38,789
                                       ----------  ----------
NET EARNINGS.........................  $   45,950  $   70,547
                                       ==========  ==========
NET EARNINGS PER SHARE
     Basic...........................  $      .92  $     1.84
     Diluted.........................  $      .83  $     1.61
WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic...........................      50,073      38,263
     Diluted.........................      58,331      44,719

   The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                          SIX MONTHS ENDED
                                              JUNE 30,
                                       ----------------------
                                          1998        1997
                                       ----------  ----------
OPERATING ACTIVITIES
  Net earnings.......................  $   45,950  $   70,547
  Adjustments to reconcile net
     earnings to net cash provided by
     (used in) operating
     activities --
     Depreciation and amortization...      37,899      25,497
     Discount amortization on zero
      coupon convertible subordinated
      debentures.....................       1,821      --
     Gain on sale of assets..........        (173)    (84,387)
     Effect of changes in foreign
      currency exchange rates........        (797)        346
     Deferred tax provision
      (benefit)......................       6,659     (14,127)
     Minority interest in earnings of
      consolidated subsidiaries......         (77)       (168)
     Changes in assets and
      liabilities, net of effects of
      acquisitions --
       Trade receivables.............     (10,091)     (4,426)
       Parts and supplies............      (6,276)     (2,577)
       Prepaid expenses and other
        current assets...............      (9,309)      4,782
       Other assets..................      (3,955)     (8,032)
       Accounts payable..............       5,678      (9,820)
       Accrued expenses..............      (2,301)     13,274
                                       ----------  ----------
          Net cash provided by (used
             in) operating
             activities..............      65,028      (9,091)
                                       ----------  ----------
INVESTING ACTIVITIES
  Purchase of net assets of acquired
     entities, including acquisition
     costs, less cash acquired.......      --        (371,802)
  Purchases of property and
     equipment.......................    (248,645)    (67,608)
  Proceeds from sales of property and
     equipment.......................       2,417     139,010
  Investments in affiliates..........     (14,964)       (643)
                                       ----------  ----------
          Net cash used in investing
             activities..............    (261,192)   (301,043)
                                       ----------  ----------
FINANCING ACTIVITIES
  Proceeds from issuance of common
     stock...........................      --          72,691
  Proceeds from exercise of stock
     options.........................         601      --
  Proceeds from issuance of zero
     coupon convertible subordinated
     debentures, net of underwriting
     discounts and offering costs....     223,100      --
  Proceeds from debt borrowings......      94,550     396,887
  Reduction of debt..................     (61,134)    (87,971)
                                       ----------  ----------
          Net cash provided by
             financing activities....     257,117     381,607
                                       ----------  ----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS........................      60,953      71,473
CASH AND CASH EQUIVALENTS, beginning
  of period..........................      74,395      10,770
                                       ----------  ----------
CASH AND CASH EQUIVALENTS, end of
  period.............................  $  135,348  $   82,243
                                       ==========  ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

     The unaudited consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Pride International, Inc. (the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

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

2.  DEBT AND CONVERTIBLE SUBORDINATED DEBENTURES

  SHORT-TERM BORROWINGS

     The Company has agreements with several banks for short-term lines of credit denominated in U.S. dollars, French francs and Argentine pesos. The facilities are renewable annually and bear interest at variable rates based on LIBOR for the U.S. dollar and Argentine peso denominated facilities, and PIBOR for the French franc denominated facilities. The interest rates on such borrowings as of June 30, 1998 ranged from 6.04% to 7.69%.

  LONG-TERM DEBT

     Long-term debt as of June 30, 1998 and December 31, 1997 consisted of the following:

                                        JUNE 30,      DECEMBER 31,
                                          1998            1997
                                       ----------     ------------
                                             (IN THOUSANDS)
Senior notes.........................  $  325,000       $325,000
Collateralized term loans............      71,368         79,009
Limited-recourse collateralized term
  loans..............................      33,211         35,210
Other notes payable
     Note payable to sellers.........       5,000         11,000
     Eximbank notes payable..........       5,349          6,533
     Notes payable...................      26,647         13,667
     Loan obligations to customers...       3,410          4,037
Other debt...........................      30,000         --
                                       ----------     ------------
                                          499,985        474,456
Current portion of long-term debt....      33,662         39,356
                                       ----------     ------------
          Long-term debt, net of
             current portion.........  $  466,323       $435,100
                                       ==========     ============

  SENIOR NOTES

     In May 1997, the Company issued $325,000,000 of 9.375% Senior Notes due May 1, 2007 (the "Senior Notes"). Interest on the Senior Notes is payable semi-annually on May 1 and November 1 of each year, commencing November 1, 1997. The Senior Notes are not redeemable prior to May 1, 2002, after

                           PRIDE INTERNATIONAL, INC.
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) which they will be redeemable, in whole or in part, at the option of the Company at redemption prices starting at 104.688% and declining to 100% by May 1, 2005. In the event the Company consummates a public equity offering on or prior to May 1, 2000, the Company at its option may use all or a portion of the proceeds from such public equity offering to redeem up to $108,333,000 principal amount of the Senior Notes at a redemption price equal to 109.375% of the aggregate principal amount thereof, together with accrued and unpaid interest to the date of redemption.

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

     In connection with the March 1997 acquisition of Forasol-Foramer N.V. ("Forasol"), the Company assumed certain borrowing arrangements with various banks, including a $20 million bank loan, payable in semi-annual installments each August and February through 2002. The loan bears interest at a stated rate of six-month LIBOR plus a margin ranging from 1.25% to 2.50%. In conjunction with this loan, Forasol simultaneously entered into an interest rate swap agreement with a notional amount of $20 million, which fixed the rate of interest on this loan at 7.55% over the term of the debt agreement. A semisubmersible rig is pledged as security for this loan. The Company also assumed a $30 million bank loan, secured by another semisubmersible rig, payable in semi-annual installments beginning May 1997 through 2003, which bears interest at a rate of LIBOR plus a margin ranging from 1.00% to 2.00%.

  LIMITED-RECOURSE COLLATERALIZED TERM LOANS

     During 1994, the Company entered into long-term financing arrangements with two Japanese trading companies in connection with the construction and operation of two floating barge rigs. The term loans bear interest at 9.60% and are collateralized by the barge rigs and related charter contracts. The loans are being repaid from the proceeds of the related charter contracts in equal monthly installments of principal and interest through July 2004. In addition, a portion of contract proceeds is being held in trust to assure that timely payment of future debt service obligations is made. As of June 30, 1998, $2,435,000 of such contract proceeds, which amount is included in cash and cash equivalents on the accompanying unaudited consolidated balance sheet, are being held in trust as security for the lenders, and are not presently available for use by the Company.

  OTHER NOTES PAYABLE

     Other notes payable consists of an acquisition note payable to sellers, Eximbank loans for the purchase and import of goods manufactured in the United States into other countries, notes payable in connection with financed insurance premiums and miscellaneous loan obligations to customers.

                           PRIDE INTERNATIONAL, INC.
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  OTHER DEBT

     Other debt includes certain foreign short-term borrowings relating to the acquisition of certain equipment to be installed on the PRIDE AFRICA and PRIDE ANGOLA, two ultra-deepwater drillships under construction referred to in Note 5. The Company intends to refinance these short-term borrowings to long-term and has obtained commitments from a group of banks to provide up to $310.0 million in loans to finance these construction projects. Accordingly, the Company has reclassified short-term borrowings of $30.0 million to long-term debt. The loans will be secured by such equipment and will bear interest at a rate of LIBOR plus 1.25% per annum. The Company has agreed to sell such equipment to two joint ventures formed to construct, own and operate the drillships on or before the date of acceptance by the operator of the drillships, which is anticipated to be mid-1999. The Company expects to repay such loans from such sales proceeds.

  CREDIT FACILITY

     In March 1997, the Company entered into a senior secured revolving credit facility with a group of banks (as amended and restated in December 1997, the "Credit Facility") under which up to $100 million (including $25 million for letters of credit) is available. Availability under the Credit Facility is limited to a borrowing base based on the fair market value of collateral. The Credit Facility is collateralized by the accounts receivable, inventory and other assets of the Company and its domestic subsidiaries, two-thirds of the stock of the Company's foreign subsidiaries, the stock of the Company's domestic subsidiaries and certain other assets. The Credit Facility terminates in December 2000. Borrowings under the Credit Facility bear interest at a variable rate based on either the prime rate or LIBOR.

     The Credit Facility limits the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, enter into mergers and consolidations, pay cash dividends on its capital stock, make acquisitions, sell assets or change its business without prior consent of the lenders. Under the Credit Facility, the Company must maintain certain financial ratios, including
(i) funded debt to pro forma EBITDA, (ii) funded debt to capitalization, (iii) adjusted EBITDA to debt service and (iv) minimum tangible net worth. As of June 30, 1998, there were no amounts outstanding under the Credit Facility. In order to maintain the availability of the Credit Facility, the Company will be required to obtain waivers from the lenders or amend the Credit Facility prior to the funding of the equipment loans for the PRIDE AFRICA and the PRIDE ANGOLA. If the Company is unable to obtain such a waiver or amendment on terms it considers acceptable, the Company will seek alternate financing arrangements to replace the Credit Facility.

  CONVERTIBLE SUBORDINATED DEBENTURES

     In January 1996, the Company completed a public sale of $80,500,000 principal amount of 6 1/4% convertible subordinated debentures. The debentures, which are due February 15, 2006, are convertible into common stock of the Company at a price of $12.25 per share. The debentures are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 1999, at an initial redemption price of 103.125% of the principal amount and declining to 100.0% of the principal amount by February 15, 2002. Interest is payable semi-annually on February 15 and August 15 of each year commencing August 15, 1996. During the first quarter of 1997, an aggregate of $28,000,000 principal amount of the debentures was converted into 2,285,712 shares of common stock.

     In 1998, the Company completed a public sale of zero coupon convertible subordinated debentures. The net proceeds to the Company in connection with the sale, after deducting underwriting discounts and offering expenses, amounted to approximately $223,100,000. The issue price of $391.06 for each debenture represents a yield to maturity of 4.75% per annum (computed on a semiannual bond equivalent basis) calculated from the issue date. The debentures, which mature on April 24, 2018, are convertible into common stock of the Company at a conversion rate of 13.794 shares of common stock per $1,000 principal amount at maturity. At the maturity date, the value of the debentures would be $588,145,000. The Company

                           PRIDE INTERNATIONAL, INC.
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) will become obligated to purchase the debentures, at the option of the holders, in whole or in part, on April 24, 2003, 2008 and 2013 at a price per debenture of $494.52, $625.35 and $790.79, respectively, settled either in cash, common stock or a combination thereof. On or subsequent to April 24, 2003, the debentures are redeemable at the option of the Company, in whole or in part, for cash at a price equal to the issue price plus accrued original issue discount to the date of redemption.

3.  INCOME TAXES

     The Company's consolidated effective income tax rate for the six months ended June 30, 1998 was approximately 23%, as compared to approximately 35% for the corresponding period in 1997. The decrease in the effective tax rate for the first six months of 1998 resulted primarily from the effects of the inclusion of the related operating results of Forasol for the full six month period, which was acquired in March 1997 and has a majority of its international operations in lower tax jurisdictions. Such decrease was partially offset by an increase in the effective tax rate due to the inclusion of the related operating results of an addition in May 1997 of 13 mat-supported jackup drilling rigs. In addition, the 1997 first quarter included a pretax gain of $83.6 million on the sale of the Company's U.S. land operations that were taxed at 36% and certain non-deductible amounts, primarily $3.7 million of after-tax costs related to the induced conversion of $28.0 million of the Company's 6 1/4% convertible subordinated debentures.

4.  NET EARNINGS PER SHARE

     Other income (expense), earnings before income taxes and net earnings for the six months ended June 30, 1997 include a pretax gain on the divestiture of the Company's U.S. land-based well servicing business of $83.6 million. The gain was partially offset by nonrecurring charges totaling $4.2 million, net of income taxes, relating principally to the induced conversion of $28.0 million principal amount of the Company's 6 1/4% convertible subordinated debentures. Excluding such nonrecurring items, net earnings for the six months ended June 30, 1997 were $21.3 million, or $.50 per share on a diluted basis.

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

     The following table presents information necessary to calculate basic and diluted net earnings per share:

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,              JUNE 30,
                                       --------------------  --------------------
                                         1998       1997       1998       1997
                                       ---------  ---------  ---------  ---------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net earnings.........................  $  24,516  $  13,053  $  45,950  $  70,547
Interest expense on convertible
  subordinated debentures............      2,749        860      3,615      1,956
Income tax effect....................       (989)      (309)    (1,301)      (704)
                                       ---------  ---------  ---------  ---------
     Adjusted net earnings...........  $  26,276  $  13,604  $  48,264  $  71,799
                                       =========  =========  =========  =========
Weighted average number of common
  shares outstanding.................     50,087     44,884     50,073     38,263
Convertible subordinated
  debentures.........................     10,258      4,286      7,287      4,286
Stock options and warrants...........      1,006      1,123        971      2,170
                                       ---------  ---------  ---------  ---------
     Adjusted weighted average shares
       outstanding...................     61,351     50,293     58,331     44,719
                                       =========  =========  =========  =========
          Basic net earnings per
             share...................  $     .49  $     .29  $     .92  $    1.84
                                       =========  =========  =========  =========
          Diluted net earnings per
             share...................  $     .43  $     .27  $     .83  $    1.61
                                       =========  =========  =========  =========

                           PRIDE INTERNATIONAL, INC.
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     As described in Note 2, the Company will become obligated to purchase its zero coupon convertible subordinated debentures, at the option of the holders, in whole or in part, on April 24, 2003, 2008 and 2013. The Company has the option to purchase the debentures for cash, common stock or a combination thereof. The Company anticipates that if redemption of the debentures using common stock would result in dilution to common stockholders of greater than
13.794 shares per $1000 principal amount at maturity (the stated conversion rate), the Company would redeem the debentures for cash.

5.  COMMITMENTS AND CONTINGENCIES

     The Company is routinely involved in litigation incidental to its business, which often involves claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the Company's existing litigation will have a material adverse effect on the Company's financial position, results of operations or cash flows.

     During 1997, the Company entered into a joint venture to construct, own and operate the PRIDE AFRICA, an ultra-deepwater drillship currently under construction in South Korea. The drillship is contracted to work offshore Angola for an initial term of five years. It is anticipated that the drillship will commence operations in mid-1999. The joint venture has entered into a financing arrangement with a group of banks providing that approximately $200 million of the drillship's estimated construction cost of $235 million will be financed by loans that are, upon delivery of the drillship, without recourse to the joint venture participants. The Company estimates that its equity investment in the project will be approximately $19 million, which represents a 51% ownership interest.

     The Company also has obtained a commitment from a group of banks to provide up to $110.0 million in loans to finance the acquisition of certain equipment to be installed on the PRIDE AFRICA. The loans will be secured by such equipment and will bear interest at a rate of LIBOR plus 1.25% per annum. The Company has agreed to sell such equipment to the joint venture formed to construct, own and operate the rig on or before the date Elf Angola accepts delivery of the rig under the charter, which is anticipated to be mid-1999, and expects to repay such loan from such sales proceeds. The joint venture intends to draw on its financing arrangement described above to finance its payment to the Company.

     In addition, the Company has entered into a letter of intent for a second ultra-deepwater drillship to operate offshore Angola under a three-year contract with two one-year options. The drillship, named the PRIDE ANGOLA, is being built in South Korea at a cost of approximately $235 million. The Company has agreed to form a joint venture similar to the PRIDE AFRICA joint venture to construct, own and operate the drillship and has arranged similar nonrecourse financing, subject to final documentation. The Company estimates that its equity investment in the project will be approximately $19 million, which will represent a 51% ownership interest.

     During 1997, a special purpose company, in which the Company has a 30% indirect investment, was formed to construct, own and operate six Amethyst-class dynamically positioned semisubmersible drilling rigs. Upon their completion, the rigs will be contracted to Petroleo Brasilerio S.A. pursuant to chartering agreements with initial terms of five to eight years. The total estimated cost to construct, equip and mobilize the six rigs is approximately $1.1 billion. Delivery of the rigs is expected over a period from late 1999 through mid 2000. The Company has made aggregate equity contributions of approximately $30 million for the project as of August 14, 1998, of which approximately $21 million had been made as of June 30, 1998. The special purpose company has been seeking financing for up to 90% of the construction costs of the rigs on terms that would not require substantial recourse to the Company or the other project sponsor. To date, however, the special purpose company has been unable to obtain commitments for the financing, and there can be no assurance that financing will be obtained on these or other acceptable terms.

     In March 1998, the Company contracted to purchase, for approximately $85 million, a dynamically positioned, self-propelled semisubmersible drilling rig. The rig is currently working offshore Brazil under a charter and service contract that expires in 2001. The purchase price of the rig is to consist of $63.8 million in cash, with the balance to be financed by a note convertible into common stock. The Company expects to close the acquisition in the third quarter of 1998.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Pride International, Inc.:

     We have reviewed the accompanying consolidated balance sheet of Pride International, Inc. as of June 30, 1998, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 1998 and 1997 and the related consolidated statement of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

                                          PricewaterhouseCoopers LLP

Houston, Texas
August 13, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of Pride International, Inc. (the "Company") as of June 30, 1998 and for the three-month and six-month periods ended June 30, 1998 and 1997 included elsewhere herein, and with the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The following information contains forward-looking statements. For a discussion of certain limitations inherent in such statements, see "-- Forward-Looking Statements."

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

     Since 1993, the Company has entered into a number of transactions that have significantly expanded its international and domestic offshore operations, including the following:

      o During 1993, the Company made market-entry acquisitions in Argentina and Venezuela. The Company further expanded these operations by subsequently deploying more than 40 rigs from its former U.S. land-based fleet to Argentina and Venezuela, and by acquiring four rigs from an Argentine competitor. The Company also made market-entry acquisitions in the Gulf of Mexico in 1994 and Colombia in 1995.

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

      o In July 1998, the Company acquired 60% of a Bolivian company, Compania Boliviana de Perforacion S.A.M. ("CBP"), pursuant to a joint initiative with the Bolivian national oil company, Yacimientos Petroliferos Fiscales Bolivianos ("YPFB"). CBP was capitalized through the contribution of 13 land drilling and workover rigs, oilfield trucks and other related drilling assets by YPFB and $17 million of cash by the Company.

     International drilling and well servicing activity is affected by fluctuations in oil prices, but historically to a lesser extent than domestic activity. International rig services contracts are typically for terms of one year or more, while domestic contracts are typically for one well or multiple wells. Accordingly, international rig services activities generally are not as sensitive to short-term changes in oil prices as domestic operations.

     The continuing weakness in worldwide oil prices, which began trending downward in the fourth quarter of 1997, is depressing offshore drilling activity, particularly in the U.S. Gulf of Mexico. This continuation of low oil prices has caused some customers to reduce their 1998 drilling budgets, primarily in the water depths where jackup drilling rigs are used. This decreased drilling activity has in turn increased competition among drilling contractors for the available work, and has recently forced dayrates for some jackup rigs down by as much as 50 percent compared to levels seen earlier in the year. If oil prices remain at current levels, the Company anticipates lower dayrates and possibly lower utilization on some of its rigs, particularly its platform rigs and jackup rigs in the U.S. Gulf of Mexico.

RESULTS OF OPERATIONS

     The following table sets forth selected consolidated financial information of the Company by operating segment for the periods indicated:

                                               THREE MONTHS ENDED JUNE 30,
                                       --------------------------------------------
                                               1998                   1997
                                       ---------------------  ---------------------
                                            (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues
     International land..............  $  101,973       46.5% $  103,201       59.1%
     International offshore..........      69,584       31.8      41,923       24.0
     United States offshore..........      47,629       21.7      29,413       16.9
                                       ----------  ---------  ----------  ---------
          Total revenues.............     219,186      100.0     174,537      100.0
                                       ----------  ---------  ----------  ---------
Operating Costs
     International land..............      76,335       55.5      76,139       66.9
     International offshore..........      35,472       25.8      23,100       20.3
     United States offshore..........      25,635       18.7      14,633       12.8
                                       ----------  ---------  ----------  ---------
          Total operating costs......     137,442      100.0     113,872      100.0
                                       ----------  ---------  ----------  ---------
Gross Margin
     International land..............      25,638       31.4      27,062       44.6
     International offshore..........      34,112       41.7      18,823       31.0
     United States offshore..........      21,994       26.9      14,780       24.4
                                       ----------  ---------  ----------  ---------
          Total gross margin.........  $   81,744      100.0% $   60,665      100.0%
                                       ==========  =========  ==========  =========

                                             (TABLE CONTINUED ON FOLLOWING PAGE)

                                                SIX MONTHS ENDED JUNE 30,
                                       --------------------------------------------
                                               1998                   1997
                                       ---------------------  ---------------------
                                            (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues
     International land..............  $  210,606       48.7% $  183,197       59.9%
     International offshore..........     129,335       29.9      60,868       19.9
     United States land..............      --         --          16,485        5.4
     United States offshore..........      92,931       21.4      45,363       14.8
                                       ----------  ---------  ----------  ---------
          Total revenues.............     432,872      100.0     305,913      100.0
                                       ----------  ---------  ----------  ---------
Operating Costs
     International land..............     153,911       56.2     132,412       64.6
     International offshore..........      69,109       25.2      33,696       16.5
     United States land..............      --         --          12,776        6.2
     United States offshore..........      50,915       18.6      26,075       12.7
                                       ----------  ---------  ----------  ---------
          Total operating costs......     273,935      100.0     204,959      100.0
                                       ----------  ---------  ----------  ---------
Gross Margin
     International land..............      56,695       35.7      50,785       50.3
     International offshore..........      60,226       37.9      27,172       26.9
     United States land..............      --         --           3,709        3.7
     United States offshore..........      42,016       26.4      19,288       19.1
                                       ----------  ---------  ----------  ---------
          Total gross margin.........  $  158,937      100.0% $  100,954      100.0%
                                       ==========  =========  ==========  =========

  THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997.

     REVENUES. Revenues for the three months ended June 30, 1998 increased $44.6 million, or 25.6%, as compared to the corresponding period in 1997. Revenues from international offshore operations increased $27.7 million, due primarily to the deployment of four additional offshore rigs and one additional tender-assisted rig. Revenues from domestic offshore operations increased $18.2 million, due primarily to the addition of the 13 mat-supported jackup rigs in May 1997 as well as increased day rates in the Gulf of Mexico. Such revenues were partially offset by a $1.2 million decrease for the Company's international land-based operations due to a slight decrease in overall utilization for the Company's land rig fleet.

     OPERATING COSTS. Operating costs for the three months ended June 30, 1998 increased $23.6 million, or 20.7%, as compared to the corresponding period in 1997. Of this increase, $12.4 million was a result of the Company's international offshore operations, due to the deployment of additional rigs, as discussed above. Operating costs from domestic offshore operations increased $11.0 million, due primarily to the addition of the 13 mat-supported jackup rigs.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended June 30, 1998 increased $3.7 million, or 23.7%, as compared to the corresponding period in 1997, primarily due to the additional expansion of the Company's international land-based and domestic offshore assets as described above.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended June 30, 1998 increased $1.6 million, or 8.5%, as compared to the corresponding period in 1997, primarily due to the expansion of the Company's domestic offshore operations. As a percentage of revenues, selling, general and administrative expenses were 9.1% for the second quarter of 1998, as compared to 10.5% for the second quarter of 1997.

     OTHER INCOME (EXPENSE). Interest income increased to $1.8 million for the three months ended June 30, 1998, from $1.4 million for the corresponding period in 1997, due to increased cash made available from increased operations and the public sale of zero coupon convertible subordinated debentures in April 1998. Interest expense for the three months ended June 30, 1998 increased by $2.4 million over the corresponding period in 1997, as a result of $1.8 million in discount amortization on the Company's zero coupon debentures and due to increased borrowings relating to the construction of the two new drillships and two jackup rigs. During the three months ended June 30, 1998, the Company capitalized $2.5 million of interest expense in connection with construction projects, as compared to $2.0 million for the six months ended June 30, 1997.

     INCOME TAX PROVISION. The Company's consolidated effective income tax rate for the three months ended June 30, 1998 was approximately 22.9%, as compared to approximately 29.0% for the corresponding period in 1997, due to the mobilization to and operation of rigs in lower tax jurisdictions.

  SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997.

     REVENUES. Revenues for the six months ended June 30, 1998 increased $127.0 million, or 41.5%, as compared to the corresponding period in 1997. Of this increase, $27.4 million was as a result of the acquisition of Forasol's international land operations and $68.5 million was as a result of the expansion of the Company's international offshore operations, primarily the acquisition of the Forasol offshore assets in March 1997 and the deployment of several other acquired and/or refurbished offshore assets. In addition, revenues from domestic offshore operations increased $47.6 million, due primarily to the acquisition of the 13 mat-supported jackup rigs in May 1997. These increases were partially offset by a decrease in revenues of $16.5 million, due to the sale of the Company's U.S. land-based well servicing operations in February 1997.

     OPERATING COSTS. Operating costs for the six months ended June 30, 1998 increased $69.0 million, or 33.7%, as compared to the corresponding period in 1997. Of this increase, $56.9 million was a result of expansion of the Company's international operations, as discussed above. In addition, operating costs from domestic offshore operations increased $24.8 million, due primarily to the acquisition of the 13 mat-supported jackup rigs. Operating costs decreased by $12.8 million, due to the sale of the Company's U.S. land-based well servicing operations, as discussed above.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the six months ended June 30, 1998 increased $12.4 million, or 48.6%, as compared to the corresponding period in 1997, primarily as a result of the acquisitions of Forasol, the 13 mat-supported jackup rigs and the completion and deployment of several newly-constructed jackup rigs. This increase was partially offset by the sale of the Company's U.S. domestic land-based assets in February 1997.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the six months ended June 30, 1998 increased $7.4 million, or 22.2%, as compared to the corresponding period in 1997, primarily due to the inclusion of such expenses for the Forasol acquisition and the acquisition of the mat-supported jackup rigs. As a percentage of revenues, total selling, general and administrative expenses were 9.4% for the first six months of 1998, as compared to 10.9% for the first six months of 1997.

     OTHER INCOME (EXPENSE). Other income (expense) for the six months ended June 30, 1997 included a gain of $83.6 million from the sale of the Company's U.S. land-based well servicing operations in February 1997. The gain was partially offset by a charge of $3.7 million related to the induced conversion of $28.0 million principal amount of the Company's 6 1/4% convertible subordinated debentures. Interest income increased to $3.1 million for the six months ended June 30, 1998, from $1.9 million for the corresponding period in 1997, due to increased cash made available from increased operations and the public sale of zero coupon convertible subordinated debentures in April 1998. Interest expense for the six months ended June 30, 1998 increased by $9.5 million over the corresponding period in 1997, as a result of increased borrowings and discount amortization on the Company's zero coupon convertible subordinated debentures. During the six months ended June 30, 1998, the Company capitalized $5.8 million of interest expense in connection with construction projects.

     INCOME TAX PROVISION. The Company's consolidated effective income tax rate for the six months ended June 30, 1998 was approximately 23%, as compared to approximately 35% for the corresponding period in 1997. The decrease in the effective tax rate for the first six months of 1998 resulted primarily from the effects of the inclusion of the related operating results of Forasol, which has a majority of its international operations in lower tax jurisdictions, for the full six month period as well as expansion of the Company's other international operations. In addition, the 1997 first quarter included a pretax gain of $83.6 million on the sale of the Company's U.S. land operations that were taxed at 36% and certain non-deductible amounts, primarily $3.7 million of after-tax costs related to the induced conversion of $28.0 million of the Company's 6 1/4% convertible subordinated debentures.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had net working capital of $196.0 million and $103.7 million as of June 30, 1998 and December 31, 1997, respectively. The Company's current ratio was 1.9 as of June 30, 1998 and 1.5 as of December 31, 1997. The increase in the current ratio was attributable primarily to the increase in cash and cash equivalents from the sale of zero coupon convertible subordinated debentures in April 1998.

     In March 1997, the Company entered into a senior secured revolving credit facility with a group of banks (as amended and restated in December 1997, the "Credit Facility") under which up to $100 million (including $25 million for letters of credit) is available. Availability under the Credit Facility is limited to a borrowing base based on the fair market value of collateral. The Credit Facility is collateralized by the accounts receivable, inventory and other assets of the Company and its domestic subsidiaries, two-thirds of the stock of the Company's foreign subsidiaries, the stock of the Company's domestic subsidiaries and certain other assets. The Credit Facility terminates in December 2000. Borrowings under the Credit Facility bear interest at a variable rate based on either the prime rate or LIBOR.

     The Credit Facility limits the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, enter into mergers and consolidations, pay cash dividends on its capital stock, make acquisitions, sell assets or change its business without prior consent of the lenders. Under the Credit Facility, the Company must maintain certain financial ratios, including
(i) funded debt to pro forma EBITDA, (ii) funded debt to capitalization, (iii) adjusted EBITDA to debt service and (iv) minimum tangible net worth. As of June 30, 1998, there were no amounts outstanding under the Credit Facility. In order to maintain the availability of the Credit Facility, the Company will be required to obtain waivers from the lenders or amend the Credit Facility prior to the funding of the equipment loans for the PRIDE AFRICA and the PRIDE ANGOLA. If the Company is unable to obtain such a waiver or amendment on terms it considers acceptable, the Company will seek alternate financing arrangements to replace the Credit Facility.

     During 1997, the Company entered into a joint venture to construct, own and operate the PRIDE AFRICA, an ultra-deepwater drillship currently under construction in South Korea. The drillship is contracted to work offshore Angola for an initial term of five years. It is anticipated that the drillship will commence operations in mid-1999. The joint venture has entered into a financing arrangement with a group of banks providing that approximately $200 million of the drillship' s estimated construction cost of $235 million will be financed by loans that are, upon delivery of the drillship, without recourse to the joint venture participants. The Company estimates that its equity investment in the project will be approximately $19 million, which represents a 51% ownership interest.

     The Company also has obtained a commitment from a group of banks to provide up to $110.0 million in loans to finance the acquisition of certain equipment to be installed on the PRIDE AFRICA. The loans will be secured by such equipment and will bear interest at a rate of LIBOR plus 1.25% per annum. The Company has agreed to sell such equipment to the joint venture formed to construct, own and operate the rig on or before the date Elf Angola accepts delivery of the rig under the charter, which is anticipated to be mid-1999, and expects to repay such loan from such sales proceeds. The joint venture intends to draw on its financing arrangement described above to finance its payment to the Company.

     In addition, the Company has entered into a letter of intent for a second ultra-deepwater drillship to operate offshore Angola under a three-year contract with two one-year options. The drillship, named the PRIDE ANGOLA, is being built in South Korea at a cost of approximately $235 million. The Company has agreed to form a joint venture similar to the PRIDE AFRICA joint venture to construct, own and operate the drillship and has arranged similar nonrecourse financing, subject to final documentation. The Company estimates that its equity investment in the project will be approximately $19 million, which will represent a 51% ownership interest.

     During 1997, a special purpose company, in which the Company has a 30% indirect investment, was formed to construct, own and operate six Amethyst-class dynamically positioned semisubmersible drilling rigs. Upon their completion, the rigs will be contracted to Petroleo Brasilerio S.A. pursuant to chartering agreements with initial terms of five to eight years. The total estimated cost to construct, equip and mobilize the six rigs is approximately $1.1 billion. Delivery of the rigs is expected over a period from late 1999 through mid 2000. The Company has made aggregate equity contributions of approximately $30 million for the project as of August 14, 1998, of which approximately $21 million had been made as of June 30, 1998. The special purpose company has been seeking financing for up to 90% of the construction costs of the rigs on terms that would not require substantial recourse to the Company or the other project sponsor. To date, however, the special purpose company has been unable to obtain commitments for the financing, and there can be no assurance that financing will be obtained on these or other acceptable terms.

     In March 1998, the Company contracted to purchase, for approximately $85 million, a dynamically positioned, self-propelled semisubmersible drilling rig. The rig is currently working offshore Brazil under a charter and service contract that expires in 2001. The purchase price of the rig is to consist of $63.8 million in cash, with the balance to be financed by a note convertible into common stock. The Company expects to close the acquisition in the third quarter of 1998.

     In April 1998, the Company completed a public sale of zero coupon convertible subordinated debentures. The net proceeds to the Company in connection with the sale, after deducting underwriting discounts and offering expenses, amounted to approximately $223.1 million. Of such net proceeds approximately $63.2 million will be used to fund the cash portion of the purchase price of a semisubmersible rig, approximately $30.0 million will be used to fund the Company's investments in the Amethyst joint ventures and approximately $38.0 million will be used to fund the Company's equity investments in the PRIDE AFRICA and the PRIDE ANGOLA. Approximately $45.0 million was used to repay the balance outstanding under the Company's Credit Facility. The Company used the excess proceeds from the offering for general corporate purposes. The debentures, which mature on April 24, 2018, are convertible into common stock of the Company at a conversion rate of 13.794 shares of common stock per $1,000 principal amount at maturity. At maturity, the amortized principal value of the debenture would be approximately $588.1 million.

     The sale of the zero coupon debentures was pursuant to under a "shelf" registration statement under the Securities Act of 1933 pursuant to which the Company may issue up to $500.0 million initial offering price of securities consisting of any combination of debt securities, common stock and preferred stock of the Company. Management believes that the cash generated from the Company's operations, together with the net proceeds from the zero coupon debentures offering and borrowings under the Credit Facility, will be adequate to fund the rig acquisition and equity investments discussed above and the Company's normal ongoing capital expenditures, working capital and debt service requirements.

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

ACCOUNTING MATTERS

     The Company will adopt Statement of Financial Accounting Standards ("FAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information", FAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits", and FAS No. 133 "Accounting for Derivative

Instruments and Hedging Activities" for the year ended December 31, 1998. The Company does not anticipate that the adoption of these disclosure standards will have a material impact on its consolidated financial statements. FAS No. 130 "Reporting Comprehensive Income" was adopted during the quarter ended March
31, 1998 and had no impact on the Company's financial position, results of operations or cash flows.

YEAR 2000 MATTERS

     Year 2000 issues result from the inability of computer programs or computerized equipment to accurately calculate, store or use a date subsequent to December 31, 1999. The erroneous date can be interpreted in a number of different ways; typically the year 2000 is represented as the year 1900. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business. The Company is in the process of implementing new financial reporting, and operational reporting computer systems. The first phase of implementation was completed in February 1998. The remaining phases are scheduled for implementation and completion within the next twelve months. In addition, the Company is assessing the use of less critical software systems and various types of equipment. The Company is using both internal and external resources to complete tasks and perform testing necessary to address the year 2000 issues. The Company believes that the potential impact, if any, of these systems not being year 2000 compliant will at most require employees to manually complete otherwise automated tasks or calculations and that it should not affect the Company's ability to continue its operating activities.

     The Company has initiated communications with its significant suppliers, business partners and customers to determine the extent to which the Company is vulnerable to those third parties' failure to correct their own year 2000 issues. There can be no assurances that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company believes that the cost to implement the above systems will not have a material adverse effect on the Company's financial position or results of operations.

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

                          PART II.   OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders of the Company was held in Houston, Texas on May 12, 1998 for the purpose of voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation.

     Shareholders approved the election of seven directors, each to serve for a term of five years by the following vote:

                                        SHARES VOTED    SHARES VOTED       SHARES       SHARES NOT
              DIRECTORS                   "FOR"           "AGAINST"     "ABSTAINING"    VOTED
-------------------------------------   ------------    ------------    ------------    ----------
Ray H. Tolson........................     39,913,262      1,682,019         --           8,475,267
Remi Dorval..........................     39,917,160      1,678,121         --           8,475,267
Christian J. Boon Falleur............     39,917,160      1,678,121         --           8,475,267
James B. Clement.....................     39,917,160      1,678,121         --           8,475,267
Jorge E. Estrada M...................     39,917,160      1,678,121         --           8,475,267
Ralph D. McBride.....................     39,917,160      1,678,121         --           8,475,267
James T. Sneed.......................     39,917,160      1,678,121         --          8,475,267

     Shareholders approved the adoption of the Company's 1998 Long-Term Incentive Plan by the following vote:

Shares voted "For".................    19,751,623
Shares voted "Against".............    12,731,740
Shares "Abstaining"................       149,472
Shares not voted.....................  17,437,713

     Shareholders approved an amendment to the Company's 1993 Directors' Stock Option Plan to increase by 200,000 the number of shares of common stock issued by such plan by the following vote:

Shares voted "For".................    29,513,309
Shares voted "Against".............     2,929,330
Shares "Abstaining"................       190,197
Shares not voted.....................  17,437,712

     Shareholders ratified the appointment of PricewaterhouseCoopers LLP (formerly Coopers & Lybrand L.L.P.) as the Company's independent accountants for 1998 by the following vote:

Shares voted "For".................    41,477,827
Shares voted "Against".............        57,962
Shares "Abstaining"................        59,491
Shares not voted.....................   8,475,268

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

      EXHIBIT NO.
------------------------
          15         --   Awareness Letter of PricewaterhouseCoopers LLP
          27         --   Financial Data Schedule

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarterly period ended June 30, 1998.

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

Date: August 14, 1998