Form 10-Q
period 1998-09-30
PRIDE INTERNATIONAL INC
filed 1998-11-17
CIK 833081

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


Common Stock, no par value                  Outstanding as of November 13, 1998
                                                             50,383,041

                            PRIDE INTERNATIONAL, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          PAGE NO.
                                                                        -------
   Item 1.    Financial Statements

      Consolidated Balance Sheet as of September 30, 1998 and
        December 31, 1997...............................................     4
      Consolidated Statement of Operations for the three months
        ended September 30, 1998 and 1997...............................     5
      Consolidated Statement of Operations for the nine months
        ended September 30, 1998 and 1997...............................     6
      Consolidated Statement of Cash Flows for the nine months
        ended September 30, 1998 and 1997...............................     7
      Notes to Unaudited Consolidated Financial Statements..............     8
      Report of Independent Accountants.................................    14

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................    15

PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K.............................    26

   Signatures...........................................................    27

                        PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            PRIDE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                              SEPTEMBER 30,             DECEMBER 31,
                                                                                                   1998                     1997
                                                                                               -----------              -----------
                                                                                               (UNAUDITED)
                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents .....................................................             $   101,653              $    74,395
   Trade receivables, net ........................................................                 201,350                  194,973
   Parts and supplies ............................................................                  31,880                   26,899
   Deferred income taxes .........................................................                   1,508                    2,252
   Prepaid expenses and other current assets .....................................                  44,458                   35,691
                                                                                               -----------              -----------
         Total current assets ....................................................                 380,849                  334,210
                                                                                               -----------              -----------
PROPERTY AND EQUIPMENT, at cost ..................................................               1,663,084                1,273,327
ACCUMULATED DEPRECIATION .........................................................                (151,996)                (101,680)
                                                                                               -----------              -----------
         Net property and equipment ..............................................               1,511,088                1,171,647
                                                                                               -----------              -----------
OTHER ASSETS
   Investments in and advances to affiliates .....................................                  42,643                    9,092
   Goodwill and other intangibles, net ...........................................                   3,472                    3,623
   Other assets, net .............................................................                  35,444                   22,929
                                                                                               -----------              -----------
         Total other assets ......................................................                  81,559                   35,644
                                                                                               -----------              -----------
                                                                                               $ 1,973,496              $ 1,541,501
                                                                                               ===========              ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable ..............................................................             $   102,477              $    94,736
   Accrued expenses ..............................................................                  81,655                   64,994
   Short-term borrowings .........................................................                  13,141                   21,055
   Current portion of long-term debt .............................................                  30,059                   39,356
   Current portion of long-term lease obligations ................................                  10,646                   10,336
                                                                                               -----------              -----------
         Total current liabilities ...............................................                 237,978                  230,477
                                                                                               -----------              -----------
OTHER LONG-TERM LIABILITIES ......................................................                  60,790                   28,911
LONG-TERM DEBT, net of current portion ...........................................                 498,390                  435,100
LONG-TERM LEASE OBLIGATIONS, net of current portion ..............................                  32,308                   36,275

6 1/4% CONVERTIBLE SUBORDINATED DEBENTURES .......................................                  52,500                   52,500
ZERO COUPON CONVERTIBLE SUBORDINATED DEBENTURES ..................................                 234,552                     --
DEFERRED INCOME TAXES ............................................................                  81,514                   72,313
MINORITY INTEREST ................................................................                  22,948                      768
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
   Common stock, no par value; 100,000,000 shares authorized;
      50,156,400 and 50,097,120 shares issued and 50,102,180
      and 50,042,900 shares outstanding, respectively ............................                       1                        1
   Paid-in capital ...............................................................                 523,547                  522,946
   Treasury stock, at cost .......................................................                    (191)                    (191)
   Retained earnings .............................................................                 229,159                  162,401
                                                                                               -----------              -----------
         Total shareholders' equity ..............................................                 752,516                  685,157
                                                                                               -----------              -----------
                                                                                               $ 1,973,496              $ 1,541,501
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

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     --------------------------
                                                        1998            1997
                                                     ---------        ---------
REVENUES .....................................       $ 209,964        $ 182,908
OPERATING COSTS ..............................         130,959          118,040
                                                     ---------        ---------
   Gross margin ..............................          79,005           64,868
DEPRECIATION AND AMORTIZATION ................          19,667           16,084
SELLING, GENERAL AND ADMINISTRATIVE ..........          20,756           18,837
                                                     ---------        ---------
EARNINGS FROM OPERATIONS .....................          38,582           29,947
                                                     ---------        ---------
OTHER INCOME (EXPENSE)
   Other expense, net ........................            (722)            (700)
   Interest income ...........................           1,785              975
   Interest expense ..........................         (11,413)         (10,460)
                                                     ---------        ---------
         Total other income (expense), net ...         (10,350)         (10,185)
                                                     ---------        ---------
EARNINGS BEFORE INCOME TAXES .................          28,232           19,762

INCOME TAX PROVISION .........................           7,424            5,730
                                                     ---------        ---------
NET EARNINGS .................................       $  20,808        $  14,032
                                                     =========        =========

NET EARNINGS PER SHARE
   Basic .....................................       $     .42        $     .30
   Diluted ...................................       $     .37        $     .28

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic .....................................          50,101           46,809
   Diluted ...................................          63,008           52,621

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                     --------------------------
                                                        1998            1997
                                                     ---------        ---------
REVENUES .....................................       $ 642,836        $ 488,821
OPERATING COSTS ..............................         404,894          322,999
                                                     ---------        ---------
   Gross margin ..............................         237,942          165,822
DEPRECIATION AND AMORTIZATION ................          57,566           41,581
SELLING, GENERAL AND ADMINISTRATIVE ..........          61,508           52,197
                                                     ---------        ---------
EARNINGS FROM OPERATIONS .....................         118,868           72,044
                                                     ---------        ---------
OTHER INCOME (EXPENSE)
   Other income (expense), net ...............          (1,281)          77,965
   Interest income ...........................           4,849            2,898
   Interest expense ..........................         (34,241)         (23,809)
                                                     ---------        ---------
         Total other income (expense), net ...         (30,673)          57,054
                                                     ---------        ---------
EARNINGS BEFORE INCOME TAXES .................          88,195          129,098

INCOME TAX PROVISION .........................          21,437           44,519
                                                     ---------        ---------
NET EARNINGS .................................       $  66,758        $  84,579
                                                     =========        =========
NET EARNINGS PER SHARE
   Basic .....................................       $    1.33        $    2.06
   Diluted ...................................       $    1.19        $    1.82

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic .....................................          50,082           41,143
   Diluted ...................................          59,890           47,384

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                     -------------------------
                                                                        1998            1997
                                                                     ---------       ---------
OPERATING ACTIVITIES
   Net earnings ...............................................      $  66,758       $  84,579
   Adjustments to reconcile net earnings to net
      cash provided by (used in) operating activities -
      Depreciation and amortization ...........................         53,014          41,581
      Discount amortization on zero coupon
         convertible subordinated debentures ..................          4,552            --
      Gain on sale of assets ..................................           (878)        (84,775)
      Effect of changes in foreign currency exchange rates ....         (1,685)            432
      Deferred tax provision (benefit) ........................          9,945          (8,802)
      Minority interest in earnings of consolidated
        subsidiaries ..........................................             67            (851)
      Changes in assets and liabilities, net of
         effects of acquisitions -
         Trade receivables ....................................         (6,377)        (18,664)
         Parts and supplies ...................................         (4,981)         (2,941)
         Prepaid expenses and other current assets ............         (8,767)         (2,168)
         Other assets .........................................         (9,001)         (7,862)
         Accounts payable .....................................        (10,459)        (11,779)
         Accrued expenses .....................................         16,661          10,255
                                                                     ---------       ---------
            Net cash provided by (used in) operating activities        108,849            (995)
                                                                     ---------       ---------

INVESTING ACTIVITIES
   Purchase of net assets of acquired entities, including
      acquisition costs, less cash acquired ...................        (17,000)       (371,802)
   Purchases of property and equipment ........................       (349,110)       (116,967)
   Proceeds from sales of property and equipment ..............          3,784         141,520
   Investments in affiliates ..................................        (39,380)           (756)
                                                                     ---------       ---------
            Net cash used in investing activities .............       (401,706)       (348,005)
                                                                     ---------       ---------
FINANCING ACTIVITIES
   Proceeds from issuance of common stock .....................           --            70,235
   Proceeds from exercise of stock options ....................            601           5,328
   Proceeds from minority interest owners .....................         22,113            --
   Proceeds from issuance of zero coupon
      convertible subordinated debentures,
      net of underwriting discounts and
      offering costs ..........................................        223,100            --
   Proceeds from debt borrowings ..............................        181,321         426,929
   Reduction of debt ..........................................       (107,020)        (93,161)
                                                                     ---------       ---------
            Net cash provided by financing activities .........        320,115         409,331
                                                                     ---------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS .....................         27,258          60,331
CASH AND CASH EQUIVALENTS, beginning of period ................         74,395          10,770
                                                                     ---------       ---------
CASH AND CASH EQUIVALENTS, end of period ......................      $ 101,653       $  71,101
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

   The unaudited consolidated financial information included herein reflects all adjustments, consisting only of normal recurring adjustments, which are necessary, in the opinion of management, for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for a year.

2.  DEBT AND CONVERTIBLE SUBORDINATED DEBENTURES

  SHORT-TERM BORROWINGS

   The Company has agreements with several banks for short-term lines of credit denominated in U.S. dollars, French francs and Argentine pesos. The facilities are renewable annually and bear interest at variable rates based on LIBOR for the U.S. dollar and Argentine peso denominated facilities, and PIBOR for the French franc denominated facilities. The interest rates on such borrowings as of September 30, 1998 ranged from 4.2% to 7.6%.

  LONG-TERM DEBT

   Long-term debt as of September 30, 1998 and December 31, 1997 consisted of the following:

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1998            1997
                                                      --------        --------
                                                            (IN THOUSANDS)
Senior notes ...............................          $325,000       $325,000
Collateralized term loans ..................            66,340         79,009
Limited-recourse
collateralized term loans ..................            32,174         35,210
Credit Facility ............................            30,000           --
Other notes payable
  Note payable to sellers ..................             2,000         11,000
  Eximbank notes payable ...................             5,143          6,533
  Notes payable ............................            24,219         13,667
  Loan obligations to customers ............             3,573          4,037
Other debt .................................            40,000           --
                                                      --------       --------
                                                       528,449        474,456
Less: Current portion of
  long-term debt ...........................            30,059         39,356
                                                      --------       --------
     Long-term debt, net of
       current portion .....................          $498,390       $435,100
                                                      ========       ========

                            PRIDE INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

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

  COLLATERALIZED TERM LOANS

   In April 1996, the Company completed two separate financing arrangements with lending institutions pursuant to which it borrowed an aggregate amount of $40 million and an additional $6.5 million in November 1996. The collateralized term loans bore interest initially at a floating rate of prime plus 0.5% and are repayable in monthly installments of principal and interest over a period of five to six years. In December 1996, the Company elected to convert the interest payable to a fixed rate basis. As a result, the collateralized term loans currently bear interest at fixed rates ranging from 7.95% to 8.50% per annum. The loans are collateralized by certain of the Company's domestic offshore rig fleet and ancillary equipment. The loan agreements include restrictive financial covenants with respect to cash flow coverage and tangible net worth.

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

  LIMITED-RECOURSE COLLATERALIZED TERM LOANS

   During 1994, the Company entered into long-term financing arrangements with two Japanese trading companies in connection with the construction and operation of two drilling barge rigs. The term loans bear interest at 9.60% and are collateralized by the drilling barge rigs and related charter contracts. The loans are being repaid from the proceeds of the related charter contracts in equal monthly installments of principal and interest through July 2004. In addition, a portion of contract proceeds is being held in trust to assure that timely payment of future debt service obligations is made. As of September 30, 1998, approximately $2.4 million of such contract proceeds, which amount is included in cash and cash equivalents on the accompanying unaudited consolidated balance sheet, are being held in trust as security for the lenders, and are not presently available for use by the Company.

                            PRIDE INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

CREDIT FACILITY

   In March 1997, the Company entered into a senior secured revolving credit facility with a group of banks (as amended and restated, the "Credit Facility") under which up to $100 million (including $25 million for letters of credit) was initially available. Availability under the Credit Facility is limited to a borrowing base based on the fair market value of collateral. The Credit Facility is collateralized by the accounts receivable, inventory and other assets of the Company and its domestic subsidiaries, two-thirds of the stock of the Company's foreign subsidiaries, the stock of the Company's domestic subsidiaries and certain other assets. The Credit Facility terminates in December 2000. Borrowings under the Credit Facility bear interest at a variable rate based on either the prime rate or LIBOR.

   The Credit Facility limits the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, enter into mergers and consolidations, pay cash dividends on its capital stock, make acquisitions, sell assets or change its business without prior consent of the lenders. Under the Credit Facility, the Company must maintain certain financial ratios, including
(i) funded debt to pro forma EBITDA, (ii) funded debt to capitalization, (iii) adjusted EBITDA to debt service and (iv) minimum tangible net worth. As of September 30, 1998, advances totaling $30 million were outstanding under the Credit Facility. In September 1998, the Credit Facility was amended to allow the funding of the equipment loan for the Pride Africa. In connection with such amendment, availability under the Credit Facility was reduced to $50 million. In addition, in order to maintain the availability of the Credit Facility, the Company will be required to obtain waivers from the lenders or further amend the Credit Facility prior to the funding of the equipment loan for the PRIDE ANGOLA. If the Company is unable to obtain such a waiver or amendment on terms it considers acceptable, the Company will seek alternate financing arrangements to replace the Credit Facility.

  OTHER NOTES PAYABLE

   Other notes payable consists of an acquisition note payable to sellers, Eximbank loans for the purchase and import of goods manufactured in the United States into other countries, notes payable in connection with financed insurance premiums and miscellaneous loan obligations to customers.

   In addition, other notes payable includes domestic bank financing of $15 million for the acquisition of two offshore drilling rigs. The borrowings bear interest at 7.54% per annum. The loans are repayable in monthly installments over 7 years.

  OTHER DEBT

   Other debt includes certain foreign short-term borrowings relating to the acquisition of certain equipment to be installed on the PRIDE AFRICA and PRIDE ANGOLA, two ultra-deepwater drillships under construction referred to in Note 5. The Company intends to refinance these short-term borrowings to long-term and has obtained commitments from a group of banks to provide up to $310 million in loans to finance these construction projects. Accordingly, the Company has reclassified short-term borrowings of $40 million to long-term debt. The loans will be secured by such equipment and will bear interest at a rate of LIBOR plus 1.25% per annum. The Company has agreed to sell such equipment to two joint ventures formed to construct, own and operate the drillships on or before the date of acceptance by the operator of the drillships which is anticipated to be mid-1999. The Company expects to repay such loans from such sales proceeds.

  CONVERTIBLE SUBORDINATED DEBENTURES

   In January 1996, the Company completed a public sale of $80,500,000 principal amount of 6 1/4% convertible subordinated debentures. The debentures, which are due February 15, 2006, are convertible into common stock of the

                            PRIDE INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

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

   In April 1998, the Company completed a public sale of zero coupon convertible subordinated debentures. The net proceeds to the Company in connection with the sale, after deducting underwriting discounts and offering expenses, amounted to approximately $223,100,000. The issue price of $391.06 for each debenture represents a yield to maturity of 4.75% per annum (computed on a semiannual bond equivalent basis) calculated from the issue date. The debentures, which mature on April 24, 2018, are convertible into common stock of the Company at a conversion rate of 13.794 shares of common stock per $1,000 principal amount at maturity. At the maturity date, the aggregate amount payable would be $588,145,000. The Company will become obligated to purchase the debentures, at the option of the holders, in whole or in part, on April 24, 2003, 2008 and 2013 at a price per debenture of $494.52, $625.35 and $790.79, respectively, settled either in cash, common stock or a combination thereof. On or subsequent to April 24, 2003, the debentures are redeemable at the option of the Company, in whole or in part, for cash at a price equal to the issue price plus accrued original issue discount to the date of redemption.

3.  INCOME TAXES

   The Company's consolidated effective income tax rate for the nine months ended September 30, 1998 was approximately 24%, as compared to approximately 34% for the corresponding period in 1997. The decrease in the effective tax rate for the first nine months of 1998 resulted primarily from the effects of the inclusion of the related operating results of Forasol for the full nine month period, which was acquired in March 1997 and has a majority of its operations in lower tax jurisdictions. Such decrease was partially offset by an increase in the effective tax rate due to the inclusion of the related operating results of 13 mat-supported jackup drilling rigs acquired in May 1997. In addition, the 1997 first quarter included a pretax gain of $83.6 million on the sale of the Company's U.S. land operations that were taxed at 36% and certain non-deductible amounts, primarily $3.7 million of after-tax costs related to the induced conversion of $28.0 million of the Company's 6 1/4% convertible subordinated debentures.

4.  NET EARNINGS PER SHARE

   Other income (expense), earnings before income taxes and net earnings for the nine months ended September 30, 1997 include a pretax gain on the divestiture of the Company's U.S. land-based well servicing business of $83.6 million. The gain was partially offset by nonrecurring charges totaling $4.2 million, net of income taxes, relating principally to the induced conversion of $28.0 million principal amount of the Company's 6 1/4% convertible subordinated debentures. Excluding such nonrecurring items, net earnings for the nine months ended September 30, 1997 were $35.3 million, or $.78 per share on a diluted basis.

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

                            PRIDE INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

   The following table presents information necessary to calculate basic and diluted net earnings per share:

                                                                            THREE MONTHS                       NINE MONTHS
                                                                               ENDED                              ENDED
                                                                            SEPTEMBER 30,                      SEPTEMBER 30,
                                                                  ---------------------------           ---------------------------
                                                                    1998               1997               1998               1997
                                                                  --------           --------           --------           --------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net earnings ...........................................          $ 20,808           $ 14,032           $ 66,758           $ 84,579
Interest expense on convertible
  subordinated debentures ..............................             3,672                878              7,287              2,835
Income tax effect ......................................            (1,322)              (316)            (2,623)            (1,020)
    Adjusted net earnings ..............................          $ 23,158           $ 14,594           $ 71,422           $ 86,394
                                                                  ========           ========           ========           ========
Weighted average number of common
  shares outstanding ...................................            50,101             46,809             50,082             41,143
    Convertible subordinated
      debentures .......................................            12,395              4,286              8,979              4,946
    Stock options and warrants .........................               512              1,526                829              1,295
                                                                  --------           --------           --------           --------
    Adjusted weighted average
      shares outstanding ...............................            63,008             52,621             59,890             47,384
        Basic net earnings per share ...................          $    .42           $    .30           $   1.33           $   2.06
                                                                  ========           ========           ========           ========
        Diluted net earnings per share .................          $    .37           $    .28           $   1.19           $   1.82
                                                                  ========           ========           ========           ========

   As described in Note 2, the Company will become obligated to purchase its zero coupon convertible subordinated debentures, at the option of the holders, in whole or in part, on April 24, 2003, 2008 and 2013. The Company has the option to purchase the debentures for cash, common stock or a combination thereof. The Company anticipates that if redemption of the debentures using common stock would result in dilution to common stockholders of greater than
13.794 shares per $1,000 principal amount at maturity (the stated conversion rate), the Company would redeem the debentures for cash.

   For the three months and nine months ended September 30, 1998, 2,180,801 and 1,310,000 shares, respectively, shares of common stock from the options and warrants were antidilutive and therefore not included in the computation of net earnings per share.


5.  COMMITMENTS AND CONTINGENCIES

  LITIGATION

   The Company is routinely involved in litigation incidental to its business, which often involves claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the Company's existing litigation will have a material adverse effect on the Company's financial position, results of operations or cash flows.

  DRILLSHIP JOINT VENTURES

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

                            PRIDE INTERNATIONAL, INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)

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

   In addition, the Company has entered into a separate joint venture similar to the PRIDE AFRICA joint venture to construct, own and operate a second ultra-deep water drillship to operate offshore Angola under a three-year contract with two one-year options. The drillship, the PRIDE ANGOLA, is also being built in South Korea at a cost of approximately $235 million. It is anticipated this drillship will begin operation in late-1999. The joint venture has entered into non-recourse financing similar to the PRIDE AFRICA financing for approximately $200 million, subject to final documentation. The Company's equity investment in the project is expected to be approximately $19 million, which will represent a 51% ownership interest.

  AMETHYST JOINT VENTURES

   During 1997, a special purpose company, in which the Company has a 30% indirect investment, was formed to construct, own and operate six Amethyst-class dynamically positioned semisubmersible drilling rigs. Upon their completion, the rigs will be contracted to Petroleo Brasilerio S.A. pursuant to chartering agreements with initial terms of five to eight years. The total estimated cost to construct, equip and mobilize the six rigs is approximately $1.1 billion. Delivery of the rigs is expected over a period from late 1999 through mid 2000. The Company has made aggregate equity contributions of approximately $40 million for the project as of September 30, 1998. The special purpose company has been seeking financing for up to 90% of the construction costs of the rigs on terms that would not require substantial recourse to the Company or the other project sponsor. To date, however, the special purpose company has been unable to obtain commitments for the financing, and there can be no assurance that financing will be obtained on these or other acceptable terms. Should the financing not be obtained, the Company may not recover some or all of its investment in the special purpose company.

   In November 1998, the special purpose company terminated the construction contracts with respect to two of the Amethyst rigs after the shipyard at which the rigs were to be constructed filed for protection from its creditors. Payments to the builder under the terminated contracts total approximately $16 million, of which the Company paid approximately $5 million. Some or all of these payments may not be recoverable by the special purpose company or the Company. The special purpose company is currently evaluating alternatives for constructing these two rigs elsewhere, including the possibility of exercising option slots at the two shipyards where the other four Amethyst rigs are being constructed.

6.  SUBSEQUENT EVENT

   In October 1998, the Company purchased, for $85 million, a dynamically positioned, self-propelled semisubmersible drilling rig, named AMETHYST I. The rig is currently working offshore Brazil under a charter and service contract that expires in 2001. The purchase price of the rig consisted of $63.7 million in cash, with the balance financed by a $21.3 million note convertible into common stock at a conversion price of $28.50 per share for the first year and decreasing $1.00 per share annually thereafter until maturity. The convertible note also bears interest at 6% per annum for the first year and escalates 1% per annum annually thereafter until maturity. Interest is payable semi-annually on December 1 and June 1 of each year commencing December 1, 1998. The note matures on September 1, 2001, and no principal payments are required until maturity.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Pride
International, Inc.:

   We have reviewed the accompanying consolidated balance sheet of Pride International, Inc. as of September 30, 1998, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 1998 and 1997 and the related consolidated statement of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


Houston, Texas
November 12, 1998

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of Pride International, Inc. (the "Company") as of September 30, 1998 and for the three-month and nine-month periods ended September 30, 1998 and 1997 included elsewhere herein, and with the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The following information contains forward-looking statements. For a discussion of certain limitations inherent in such statements, see " - Outlook and Forward-Looking Statements."

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

   o In January 1995, the Company commenced operating two drilling barge rigs on Lake Maracaibo, Venezuela. The barge rigs were constructed during 1994 pursuant to ten-year operating contracts entered into with Petroleos de Venezuela, S.A., the Venezuelan national oil company.

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

   o In July 1998, the Company acquired 60% of a Bolivian company, Compania Boliviana de Perforacion S.A. M. ("CBP"), pursuant to a joint initiative with the Bolivian national oil company, Yacimientos Petroliferos Fiscales Bolivianos ("YPFB"). CBP was capitalized through the contribution of 13 land drilling and workover rigs, oilfield trucks and other related drilling assets by YPFB and $17 million of cash by the Company.

   o In October 1998, the Company purchased, for approximately $85 million, a dynamically positioned, self-propelled semisubmersible drilling rig. The rig is currently working offshore Brazil under a charter and service contract that expires in 2001.

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

   The continuing weakness in worldwide oil prices, which began trending downward in the fourth quarter of 1997, is depressing offshore drilling activity, particularly in the U.S. Gulf of Mexico and international land activity. This continuation of low oil prices has caused some customers to reduce their 1998 drilling budgets, primarily in water depths where jackup drilling rigs are used. This decreased drilling activity has in turn increased competition among drilling contractors for the available work, and has forced dayrates for some jackup rigs down by as much as 50% compared to levels seen earlier in the year. If oil prices remain at current levels, the Company anticipates further decreases in dayrates and possibly lower utilization on some of its rigs, particularly its platform rigs and jackup rigs in the U.S. Gulf of Mexico and its international land-based rig fleet. The Company expects this slowdown in offshore and land drilling activity and anticipated decreases in dayrates to continue to negatively affect the Company's results of operations for the remainder of 1998, and the results of operations for the third quarter of 1998 will not be indicative of the results for the reminder of 1998. Management believes, however, that a rebound in the price of oil would result in increased demand for the Company's services and corresponding increases in dayrates and utilization. See "--Outlook and Forward-Looking Statements."

RESULTS OF OPERATIONS

   The following table sets forth selected consolidated financial information of the Company by operating segment for the periods indicated:

                                         THREE MONTHS ENDED SEPTEMBER 30,
                                  ---------------------------------------------
                                         1998                      1997
                                  -------------------       -------------------
                                       (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues
   International land ......      $103,303       49.2%      $ 99,382       54.3%
   International offshore ..        67,167       32.0         41,864       22.9
   United States offshore ..        39,494       18.8         41,662       22.8
                                  --------      -----       --------      -----
      Total revenues .......       209,964      100.0        182,908      100.0
                                  --------      -----       --------      -----
Operating Costs
   International land ......        72,132       55.1         70,731       59.9
   International offshore ..        38,110       29.1         26,038       22.1
   United States offshore ..        20,717       15.8         21,271       18.0
                                  --------      -----       --------      -----
      Total operating costs        130,959      100.0        118,040      100.0
                                  --------      -----       --------      -----
Gross Margin
   International land ......        31,171       39.4         28,651       44.2
   International offshore ..        29,057       36.8         15,826       24.4
   United States offshore ..        18,777       23.8         20,391       31.4
                                  --------      -----       --------      -----
      Total gross margin ...      $ 79,005      100.0%      $ 64,868      100.0%
                                  ========      =====       ========      =====

                                         NINE MONTHS ENDED SEPTEMBER 30,
                                  ---------------------------------------------
                                         1998                      1997
                                  -------------------       -------------------
                                       (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues
   International land ......      $313,909       48.8%      $282,579       57.8%
   International offshore ..       196,502       30.6        102,732       21.0
   United States offshore ..       132,425       20.6         87,025       17.8
   United States land ......          --         --           16,485        3.4
                                  --------      -----       --------      -----
      Total revenues .......       642,836      100.0        488,821      100.0
                                  --------      -----       --------      -----
Operating Costs
   International land ......       226,043       55.8        203,143       62.9
   International offshore ..       107,219       26.5         59,734       18.4
   United States offshore ..        71,632       17.7         47,346       14.7
   United States land ......          --         --           12,776        4.0
                                  --------      -----       --------      -----
      Total operating costs        404,894      100.0        322,999      100.0
                                  --------      -----       --------      -----
Gross Margin
   International land ......        87,866       36.9         79,436       47.9
   International offshore ..        89,283       37.5         42,998       26.0
   United States offshore ..        60,793       25.6         39,679       23.9
   United States land ......          --         --            3,709        2.2
                                  --------      -----       --------      -----
      Total gross margin ...      $237,942      100.0%      $165,822      100.0%
                                  ========      =====       ========      =====

   THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED
     SEPTEMBER 30, 1997.

   REVENUES. Revenues for the three months ended September 30, 1998 increased $27.1 million, or 14.8%, as compared to the corresponding period in 1997. Revenues from international offshore operations increased $25.3 million, due primarily to the deployment of three additional offshore rigs and two additional tender-assisted rigs. Revenues from domestic offshore operations decreased $2.2 million, due primarily to generally weak market conditions and downtime due to lower dayrates on some rigs and severe weather conditions in the Gulf of Mexico. Revenues from international land-based operations increased $3.9 million due to the deployment of two additional land rigs to Argentina and the acquisition of several land rigs in Bolivia, partially offset by lower utilization in Argentina and Venezuela.

   OPERATING COSTS. Operating costs for the three months ended September 30, 1998 increased $12.9 million, or 10.9%, as compared to the corresponding period in 1997. Of this increase, $12.1 million was a result of the Company's international offshore operations, due to the deployment of additional rigs, as discussed above. Operating costs from international land operations increased $1.4 million, due primarily to the addition of rigs in Argentina and Bolivia.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended September 30, 1998 increased $3.6 million, or 22.3%, as compared to the corresponding period in 1997, primarily due to the expansion of the Company's international land-based operations and refurbishment of certain of its international offshore rigs.

   SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended September 30, 1998 increased $1.9 million, or 10.2%, as compared to the corresponding period in 1997, primarily due to the expansion of the Company's domestic and international offshore operations. As a percentage of revenues, selling, general and administrative expenses were 9.9% for the third quarter of 1998, as compared to 10.3% for the third quarter of 1997.

   OTHER INCOME (EXPENSE). Interest income increased to $1.8 million for the three months ended September 30, 1998, from $.9 million for the corresponding period in 1997, due to increased cash made available from increased operations and the public sale of zero coupon convertible subordinated debentures in April 1998. Interest expense for the three months ended September 30, 1998 increased by $1.0 million over the corresponding period in 1997, primarily as a result of $2.7 million in discount amortization on the Company's zero coupon convertible subordinated debentures. During the three months ended September 30, 1998, the Company capitalized $4.7 million of interest expense in connection with construction projects, as compared to $2.5 million for the three months ended September 30, 1997.

   INCOME TAX PROVISION. The Company's consolidated effective income tax rate for the three months ended September 30, 1998 was approximately 26.3%, as compared to approximately 29.0% for the corresponding period in 1997, due to the mobilization to and operation of rigs in lower tax jurisdictions.

   NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 1997.

   REVENUES. Revenues for the nine months ended September 30, 1998 increased $154.0 million, or 31.5%, as compared to the corresponding period in 1997. Revenues from international land operations increased $31.3 million, due to the inclusion of Forasol's revenues and revenues from its 13 mat-suppported jackup rigs for the full nine months of 1998 and the acquisition of CBP in Bolivia in July 1998. Revenues from international offshore operations increased $93.8 million, due also to the inclusion of Forasol's revenues for the full nine months of 1998, and due to the deployment of five additional offshore rigs partially offset by declining utilization of land based rigs. In addition, revenues from domestic offshore operations increased $45.4 million, due to the inclusion of revenues from the 13 mat-supported jackup rigs acquired in May 1997, for the full nine months of 1998. These increases were partially offset by a decrease in revenues of $16.5 million, due to the sale of the Company's U.S. land-based well servicing operations in February 1997, and generally weak market conditions in the Gulf of Mexico.

   OPERATING COSTS. Operating costs for the nine months ended September 30, 1998 increased $81.9 million, or 25.4%, as compared to the corresponding period in 1997. Of this increase, $70.4 million was a result of expansion of the Company's international operations, as discussed above. In addition, operating costs from domestic offshore operations increased $24.3 million, due primarily to the acquisition of 13 mat-supported jackup rigs. Operating costs decreased by $12.8 million, due to the sale of the Company's U.S. land-based well servicing operations, as discussed above.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the nine months ended September 30, 1998 increased $16.0 million, or 38.4%, as compared to the corresponding period in 1997, primarily as a result of the acquisitions of Forasol, 13 mat-supported jackup rigs and the completion and deployment of several newly-constructed or refurbished jackup rigs. This increase was partially offset by the sale of the Company's U.S. domestic land-based well servicing operations in February 1997.

   SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the nine months ended September 30, 1998 increased $9.3 million, or 17.8%, as compared to the corresponding period in 1997, primarily due to the inclusion of such expenses for the Forasol acquisition and the acquisition of 13 mat-supported jackup rigs. As a percentage of revenues, selling, general and administrative expenses were 9.6% for the first nine months of 1998, as compared to 10.7% for the first nine months of 1997.

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

   Interest income increased by $2.0 million for the nine months ended September 30, 1998, from $2.9 million for the corresponding period in 1997, due to increased cash made available from increased operations and the public sale of zero coupon convertible subordinated debentures in April 1998. Interest expense for the nine months ended September 30, 1998 increased by $10.4 million over the corresponding period in 1997, as a result of increased borrowings and discount amortization on the Company's zero coupon convertible subordinated debentures. During the nine months ended September 30, 1998, the Company capitalized $10.5 million of interest expense in connection with construction projects, compared to $5.7 million in 1997.

   INCOME TAX PROVISION. The Company's consolidated effective income tax rate for the nine months ended September 30, 1998 was approximately 24%, as compared to approximately 34.5% for the corresponding period in 1997. The decrease in the effective tax rate for the first nine months of 1998 resulted primarily from the effects of the inclusion of the related operating results of Forasol, which has a majority of its operations in lower tax jurisdictions, for the full nine month period as well as expansion of the Company's other international operations. In addition, the 1997 first quarter included a pretax gain of $83.6 million on the sale of the Company's U.S. land-based well servicing operations that were taxed at 36% and certain non-deductible amounts, primarily $3.7 million of after-tax costs related to the induced conversion of $28.0 million of the Company's 6 1/4% convertible subordinated debentures.

LIQUIDITY AND CAPITAL RESOURCES

   The Company had net working capital of $142.9 million and $103.7 million as of September 30, 1998 and December 31, 1997, respectively. The Company's current ratio was 1.6 as of September 30, 1998 and 1.5 as of December 31, 1997. The increase in the current ratio was attributable primarily to the increase in cash and cash equivalents from the sale of zero coupon convertible subordinated debentures in April 1998 offset by an increase in accounts payable and accrued expenses as a result of increased capital expenditures and investments in joint ventures.

   The Company's cash flow from operations and capital expenditures were as follows:

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                     1998          1997
                                                    ------        ------
                                                       (IN MILLIONS)
Cash flow provided by (used in) operations ...      $108.8        $ (1.0)
                                                    ======        ======
Capital Expenditures
  Sustaining .................................      $ 81.9        $ 42.8
  New Construction ...........................       205.1          39.8
  Acquisitions ...............................        17.0         371.8
  Enhancements ...............................        75.8          67.4
  Other ......................................         4.5           0.2
                                                    ------        ------
Total ........................................      $384.3        $522.0
                                                    ======        ======

   Net cash provided by operations increased by $109.8 million for the nine months ended September 30, 1998 over the corresponding period in 1997. The increase is primarily due to increased earnings from operations due to the inclusion of Forasol's revenue for the full nine months in 1998, and the net of changes in the components of working capital.

   Net cash used in investing activities increased by $53.7 million for the nine months ended September 30, 1998 over the corresponding period in 1997. The increase is primarily related to the proceeds from the sale of the Company's U.S. land-based operations received in 1997.

   Net cash provided by financing activities decreased $89.2 million for the nine months ended September 30, 1998, over the same period in 1997. The decrease is primarily due to decreased debt borrowings and issuance of common stock.

   Management anticipates that capital expenditures for the full year 1998 will be approximately $550 million, represented by $94 million to sustain operations, $76 million for enhancements, $273 million for new construction projects, $102 million for the purchase of drilling related assets and $5 million for the upgrade of the Company's computers and software systems. The Company may spend additional funds to acquire rigs or vessels in 1998, depending on market conditions and opportunities. Currently, the Company has two mat-supported jackup rigs under construction, is a party to the joint ventures having two drillships and 6 semisubmesible drilling rigs under construction, and has recently completed construction of four land rigs that were deployed to South America.

   In March 1997, the Company entered into a senior secured revolving credit facility with a group of banks (as amended and restated, the "Credit Facility") under which up to $100 million (including $25 million for letters of credit) was initially available. Availability under the Credit Facility is limited to a borrowing base based on the fair market value of collateral. The Credit Facility is collateralized by the accounts receivable, inventory and other assets of the Company and its domestic subsidiaries, two-thirds of the stock of the Company's foreign subsidiaries, the stock of the Company's domestic subsidiaries and certain other assets. The Credit Facility terminates in December 2000. Borrowings under the Credit Facility bear interest at a variable rate based on either the prime rate or LIBOR.

   The Credit Facility limits the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, enter into mergers and consolidations, pay cash dividends on its capital stock, make acquisitions, sell assets or change its business without prior consent of the lenders. Under the Credit Facility, the Company must maintain certain financial ratios, including
(i) funded debt to pro forma EBITDA, (ii) funded debt to capitalization, (iii) adjusted EBITDA to debt service and (iv) minimum tangible net worth. As of September 30, 1998, advances totaling $30 million were outstanding under the Credit Facility at 8% interest. In September 1998, the Credit Facility was amended to allow the funding of the equipment loan for the Pride Africa. In connection with such amendment, availability under the Credit Facility was reduced to $50 million. In addition, in order to maintain the availability of the Credit Facility, the Company will be required to obtain waivers from the lenders or further amend the Credit Facility prior to the funding of the equipment loan for the PRIDE ANGOLA. If the Company is unable to obtain such a waiver or amendment on terms it considers acceptable, the Company will seek alternate financing arrangements to replace the Credit Facility.

   During 1997, the Company entered into a joint venture to construct, own and operate the PRIDE AFRICA, an ultra-deepwater drillship currently under construction in South Korea. The drillship is contracted to work offshore Angola for an initial term of five years. It is anticipated that the drillship will commence operations in mid-1999. The joint venture has entered into a financing arrangement with a group of banks providing that approximately $200 million of the drillship's estimated construction cost of $235 million will be financed by loans that, upon delivery of the drillship, are without recourse to the joint venture participants. The Company estimates that its equity investment in the project will be approximately $19 million, which represents a 51% ownership interest.

   The Company also has obtained a commitment from a group of banks to provide up to $110.0 million in loans to finance the acquisition of certain equipment to be installed on the PRIDE AFRICA. As of September 30, 1998 there were no outstanding loans under this commitment. As of November 12, 1998, $35 million was outstanding under this commitment. The loans will be secured by such equipment and will bear interest at a rate of LIBOR plus 1.25% per annum. The Company has agreed to sell such equipment to the joint venture formed to construct, own and operate the rig on or before the date Elf Angola accepts delivery of the rig under the charter, which is anticipated to be mid-1999, and expects to repay the loan from the sales proceeds. The joint venture intends to draw on its financing arrangement described above to finance its payment to the Company.

   In addition, the Company has entered into a separate joint venture similar to the PRIDE AFRICA joint venture to construct, own and operate a second ultra-deep water drillship to operate offshore Angola under a three-year contract with two one-year options. The drillship, the PRIDE ANGOLA, is also being built in South Korea at a cost of approximately $235 million. It is anticipated this drillship will begin operation in late-1999. The joint venture has entered into a non-recourse financing similar to the PRIDE AFRICA financing for approximately $200 million, subject to find documentation. The Company's equity investment in the project is expected to be approximately $19 million, which will represent a 51% ownership interest.

   The Company intends to finance the acquisition of certain equipment for the PRIDE ANGOLA through a commitment from a group of banks for approximately $110 million. The Company expects to finalize this commitment during the fourth quarter of 1998. As of November 12, 1998, the Company had purchased approximately $5 million of this equipment using its working capital. Additional commitments for the fourth quarter of 1998 are expected to be approximately $10 million.

   During 1997, a special purpose company, in which the Company has a 30% indirect investment, was formed to construct, own and operate six Amethyst-class dynamically positioned semisubmersible drilling rigs. Upon their completion, the rigs will be contracted to Petroleo Brasilerio S.A. pursuant to chartering agreements with initial terms of five to eight years. The total estimated cost to construct, equip and mobilize the six rigs is approximately $1.1 billion. Delivery of the rigs is expected over a period from late 1999 through mid 2000. The Company has made aggregate equity contributions of approximately $40 million for the project as of September 30, 1998. The special purpose company has been seeking financing for up to 90% of the construction costs of the rigs on terms that would not require substantial recourse to the Company or the other project sponsor. To date, however, the special purpose company has been unable to obtain commitments for the financing, and there can be no assurance that financing will be obtained on these or other acceptable terms. Should the financing not be obtained, the Company may not recover some or all of its investment in the special purpose company.

   In November 1998, the special purpose company terminated the construction contracts with respect to two of the Amethyst rigs after the shipyard at which the rigs were to be constructed filed for protection from its creditors. Payments to the builder under the terminated contracts total approximately $16 million, of which the Company paid approximately $5 million. Some or all of these payments may not be recoverable by the special purpose company or the Company. The special purpose company is currently evaluating alternatives for constructing these two rigs elsewhere, including the possibility of exercising option slots at the two shipyard where the other four Amethyst rigs are being constructed.

   In October 1998, the Company purchased, for $85 million, a dynamically positioned, self-propelled semisubmersible drilling rig, named AMETHYST I. The rig is currently working offshore Brazil under a charter and service contract that expires in 2001. The purchase price of the rig consists of $63.7 million in cash, with the balance financed by a $21.3 million note convertible into common stock at a conversion price of $28.50 per share for the first year and decreasing $1.00 per share annually thereafter until maturity. The convertible note also bears interest at 6% per annum for the first year and escalates 1% per annum annually thereafter until maturity. Interest is payable semi-annually on December 1 and June 1 of each year commencing December 1, 1998. The note matures on September 1, 2001, and no principal payments are required until maturity.

   In April 1998, the Company completed a public sale of zero coupon convertible subordinated debentures. The net proceeds to the Company in connection with the sale, after deducting underwriting discounts and offering expenses, amounted to approximately $223.1 million. Of such net proceeds approximately $63.2 million was used to fund the cash portion of the purchase price of a semisubmersible rig, approximately $40.0 million was used to fund the Company's investments in the Amethyst joint ventures and approximately $38.0 million was used to fund the Company's equity investments in the PRIDE AFRICA and the PRIDE ANGOLA. Approximately $45.0 million was used to repay the balance outstanding under the Company's Credit Facility. The Company used the excess proceeds from the offering for general corporate purposes. The debentures, which mature on April 24, 2018, are convertible into common stock of the Company at a conversion rate of 13.794 shares of common stock per $1,000 principal amount at maturity. At maturity, the amortized aggregate amount payable under the debentures including accrued original issue discount would be approximately $588.1 million.

   The sale of the zero coupon convertible subordinated debentures was pursuant to a "shelf" registration statement under the Securities Act of 1933 pursuant to which the Company may issue up to $500 million initial offering price of securities consisting of any combination of debt securities, common stock and preferred stock of the Company. Management believes that the cash generated from the Company's operations, together with borrowings under the Credit Facility, will be adequate to fund the rig acquisition and equity investments discussed above and the Company's normal ongoing capital expenditures, working capital and debt service requirements.

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

OUTLOOK AND FORWARD-LOOKING STATEMENTS

   With oil prices remaining at depressed levels, management anticipates that the Company will experience further decreases in day rates and utilization in the near-term. As day rates and utilization continue to decrease, the Company's future financial results are expected to be lower than 1998 results. Due to the short-term nature of many of the Company's contracts, primarily in the Gulf of Mexico and South America land operations, and the unpredictable nature of oil and natural gas prices, which affect the demand for drilling activity, the extent of such adverse change cannot be accurately predicted. However, the Company currently anticipates that its financial results for the next several quarters will be significantly lower than the results for each of the three quarters of 1998. The duration of this market downturn depends on many factors that also cannot be accurately predicted. Management anticipates that the offshore drilling markets will be unsettled for at least the balance of 1998 and the first quarter of 1999, but remains positive on the long-term outlook for the industry and for the Company.

   The declines experienced in the offshore drilling markets have had the greatest impact on the demand for the Company's platform rigs in the Gulf of Mexico. The Company currently has one jackup rig and 15 platform rigs idle in the Gulf of Mexico where the Company's contracts have traditionally been and continue to be short-term contracts. Due to the short-term nature of these contracts, the Company expects that its Gulf of Mexico rigs will experience increased downtime.

   The construction of the Company's two drillships (PRIDE AFRICA AND PRIDE ANGOLA) and two jackup rigs (PRIDE KANSAS AND PRIDE TEXAS) is proceeding as scheduled. The drillships, which are being constructed to work under long-term contracts, are expected to be delivered in mid and late 1999, respectively, and the two jackup rigs are scheduled for delivery in the fourth quarter of 1998. Following delivery, the PRIDE KANSAS is contracted to work in the Gulf of Mexico. The PRIDE TEXAS is currently being marketed. The Company continues to evaluate its opportunities with regard to new construction projects.

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

YEAR 2000 ISSUE

   BACKGROUND. The "Year 2000" problem refers to the inability for certain computer systems and other equipment with embedded chips or processors (collectively "Business Systems") to correctly interpret the century from a date in which the year is represented by only two digits. Business Systems, which are not Year 2000 compliant, would not be able to correctly process certain data, or in extreme situations, could cause the entire system to be disabled.

   OVERALL GOALS AND OBJECTIVES. The Company's goal is to have all of its significant Business Systems functioning properly with respect to the Year 2000 problem and to develop contingency plans in the event of disruptions caused by the Year 2000 problem before December 31, 1999. In order to meet these goals, the Company has taken a strategic business decision to implement a common set of purchased Business Systems which cover it's global operations and are Year 2000 compliant. The Company has also established a global task force of key employees and professional consultants to work with the key staff at each location to ensure the goal is met. It is expected that the majority of the Company's existing significant Business Systems will either be upgraded or replaced during this process. The task force will also develop the contingency plans as required. These overall goals and objectives are referred to as the "Year 2000 Project Plan."

   YEAR 2000 PROJECT PLAN. The phases of the Year 2000 Project Plan include: (1) identifying, inventory and assigning priorities to existing significant Business Systems, (i.e. Business Systems critical to continuing operations are given the highest priority) (2) determining and implementing the new year 2000 compliant Business Systems that will be used throughout the Company, (3) assessing all remaining Year 2000 risks, (4) resolving and correcting remaining Year 2000 problems with upgrades, or replacements, (5) testing the Year 2000 upgrades, or replacements, (5) conducting Year 2000 surveys of significant customers, suppliers, and business partners (collectively "Key Business Partners"), and (6) developing and testing Year 2000 contingency plans. Currently, each phase is in various stages of completion; however, the Company estimates that it is approximately 50% complete with the Year 2000 Project Plan.

   BUSINESS SYSTEMS: OPERATIONAL. Part of the Year 2000 Project Plan includes performing an inventory of each drilling rig's critical Business Systems. This inventory is in the process of being fully developed and evaluated, and a compilation of written documentation regarding compliance is underway. The Company believes that some of its rigs are Year 2000 compliant, but a full assessment is currently being performed. At this time, the Company is not able to reasonably assess a likely worst case Year 2000 scenario related to its drilling rigs, but expects to do so in the near future.

   KEY BUSINESS PARTNERS. The Company has initiated communication with its Key Business Partners to seek Year 2000 readiness assurances and determine the extent to which their failure to correct their own Year 2000 problems could affect the Company. The Company's Key Business Partners include suppliers whose critical function is to provide drilling rig capital equipment essential to the operation of a rig. As part of normal business operations, the Company generally does not maintain an inventory of drilling rig capital equipment replacement parts. In the event replacement parts are required for a rig and the Company is unsuccessful in purchasing the equipment from its suppliers, the rig could experience idle time resulting in loss of revenue.

   Key Business Partners also include customers who provide the Company's source of revenue and cash flow. Any disruption in this revenue stream could impact the Company's cash flow, results of operations and financial position. Other Key Business Partners include strategic suppliers whose critical function is to provide Business Systems which are Year 2000 compliant and consultants who can advise and assist the company in the implementation of the systems. Any Year 2000 problems with these Business Systems could impact the Company adversely in terms of lost time or even loss of revenues.

   The Company cannot guarantee that Year 2000 problems, if any, in other Key Business Partners' systems on which it relies will be timely resolved, nor can it inspect the companies' Year 2000 efforts or independently verify their representations to the Company. In addition, the Company cannot foretell the effect on its business operations from the failure of systems owned by others, from the delivery of inaccurate information from other companies, or from the inability of their systems to interface with the Company's systems. Accordingly, the Company cannot guarantee that other companies' failure to resolve their Year 2000 problems would not have a material adverse effect on the Company; however, the Company is in the process of assessing these risks.


   COSTS. As of November 11, 1998, the Company has incurred approximately $ 7 million in costs related to the Year 2000 issue, primarily for new hardware, new software licenses and outside consultants. The Company estimates its future costs to be $ 2.5 million by December 31, 1998 and an additional $5 million in 1999. Costs related to the Year 2000 issue are funded from the Company's operating cash flows.

   RISKS. The Company's expectations regarding the Year 2000 are subject to uncertainties which could affect the Company's results of operations or financial condition. Success depends on many factors, some of which are outside the Company's control. Despite reasonable efforts, the Company cannot assure that it will not experience any disruptions or otherwise be adversely affected by Year 2000 problems. While the Company presently does not expect any catastrophic failures of any of its Business Systems, it cannot provide any assurances that it is not in a position to give nor should anyone rely on statements to the contrary.

   CONTINGENCY PLANS. The Company is developing contingency plans for Business Systems and certain processes that are high and moderately critical to the business operations. The contingency plans will encompass alternative courses of action, with limited reliance on computer software and hardware, in the event that Business Systems or processes are not Year 2000 compliant.

   THIS DISCLOSURE IS MADE FOR THE SOLE PURPOSE OF FACILITATING RESPONSES, COMMUNICATING OR DISCLOSING INFORMATION AIMED AT CORRECTING, HELPING TO CORRECT AND/OR AVOIDING YEAR 2000 FAILURES. THESE STATEMENTS ARE MADE WITH THE INTENTION TO COMPLY FULLY WITH THE YEAR 2000 READINESS AND INFORMATION DISCLOSURE ACT AS SIGNED INTO LAW OCTOBER 19, 1998. ALL STATEMENTS MADE HEREIN SHALL BE CONSTRUED WITHIN THE CONFINES OF THAT ACT.

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

  3.5  -- Amendment to Amended and Restated Articles of Incorporation.

  3.6  -- Bylaws of the Company, as amended.

  4.1 -- Rights Agreement dated as of September 9, 1998 between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated September 10, 1998 (File No. 1-13289)).

  4.2 -- First Amendment to Credit Agreement, dated as of April 24, 1998, by and among the Company, certain of its subsidiaries, First National Bank of Commerce, as arranger and syndication agent, Wells Fargo Bank (Texas), National Association, as administrative and documenation agent, and the lenders named therein.

  4.3 -- Second Amendment to Credit Agreement, dated as of September 17, 1998, by and among the Company, certain of its subsidiaries, First National Bank of Commerce, as arranger and syndication agent, Wells Fargo Bank (Texas), National Association, as administrative and documenation agent, and the lenders named therein.

  15   -- Awareness Letter of PricewaterhouseCoopers LLP.

  27   -- Financial data schedule.

    (b) Reports on Form 8-K

   In a Current Report on Form 8-K dated September 10, 1998, the Company (i) reported pursuant to Item 5 of Form 8-K the declaration by the Board of Directors of a dividend of one right to purchase preferred stock ("Right") for each outstanding share of the Company's Common Stock to shareholders of record at the close of business on September 30, 1998; (ii) set forth pursuant to Item 5 of Form 8-K a summary description of the Rights and (iii) filed pursuant to
Item 7 of Form 8-K (a) the Rights Agreement dated as of September 9, 1998 between the Company and American Stock Transfer & Trust Company, as Rights Agent, and (b) a press release issued by the Company dated September 10, 1998 with respect thereto.

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

Date:  November 16, 1998