Form 10-K405
period 1998-12-31
PRIDE INTERNATIONAL INC
filed 1999-04-01
CIK 833081

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        COMMISSION FILE NUMBER: 1-13289

                            ------------------------

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
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                            ON WHICH REGISTERED
-------------------------------------  ------------------------------------------------------
     Common Stock, no par value                       New York Stock Exchange
 Rights to Purchase Preferred Stock                   New York Stock Exchange
   6 1/4% Convertible Subordinated                    New York Stock Exchange
         Debentures due 2006

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X}

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 18, 1998, based on the closing price on the New York Stock Exchange on such date, was $334.7 million. (The officers and directors of the registrant are considered affiliates for the purposes of this calculation.)

     The number of shares of the registrant's Common Stock outstanding on March 18, 1999 was 50,426,673.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held in May 1999 are incorporated by reference into Part III of this report.

================================================================================

                               TABLE OF CONTENTS

                                     PART I

                                                   PAGE
                                                   ----
Item 1.   Business.............................      1
Item 2.   Property.............................     11
Item 3.   Legal Proceedings....................     11
Item 4.   Submission of Matters to a Vote of
            Security Holders...................     11
          Executive Officers of the
            Registrant.........................     12

                                    PART II

Item 5.   Market for Registrant's Common Equity
            and Related Shareholder Matters....     13
Item 6.   Selected Financial Data..............     14
Item 7.   Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations......................     15
Item 7A   Quantitative and Qualitative
            Disclosures About Market Risk......     22
          Forward-Looking Statements...........     22
Item 8.   Financial Statements and
            Supplementary Data.................     23
Item 9.   Changes in and Disagreements with
            Accountants on Accounting and
            Financial Disclosure...............     49

                                    PART III

Item 10.  Directors and Executive Officers of
            the Registrant.....................     49
Item 11.  Executive Compensation...............     49
Item 12.  Security Ownership of Certain
            Beneficial Owners and Management...     49
Item 13.  Certain Relationships and Related
            Transactions.......................     49

                                    PART IV

Item 14.  Exhibits, Financial Statement
            Schedules and Reports on Form
            8-K................................     49

                                     PART I

ITEM 1.  BUSINESS

     IN THIS ANNUAL REPORT ON FORM 10-K, WE REFER TO PRIDE INTERNATIONAL, INC. AND ITS SUBSIDIARIES AS "WE," THE "COMPANY" OR "PRIDE," UNLESS THE CONTEXT CLEARLY INDICATES OTHERWISE.

GENERAL

     Pride is a leading international provider of contract drilling and related services, operating both offshore and on land. In recent years, we have focused our growth strategy on the higher margin offshore and international drilling markets. Offshore and international markets generally have greater profit potential than domestic land-based markets, primarily as a result of less competition, higher utilization rates and stronger demand resulting from a general trend by oil and gas companies to shift expenditures to exploration and development activities abroad and in the Gulf of Mexico. For these reasons, we actively sought to diversify beyond our former domestic land-based operations, which prior to mid-1993 accounted for substantially all of our revenues and earnings. Since 1993, through a series of strategic transactions, we have transformed Pride from solely a provider of domestic land-based workover and related services into a diversified international drilling contractor operating both offshore and on land.

     During 1997 and 1998, we completed the following strategic transactions:

      o DIVESTITURE OF U.S. LAND-BASED OPERATIONS. In February 1997, we completed the divestiture of our domestic land-based well servicing operations, which included 407 workover rigs operating in Texas, California, New Mexico and Louisiana, for approximately $136 million. We retained 14 of our larger land-based rigs for redeployment to international markets, ten of which have since been redeployed to South America.

      o FORASOL ACQUISITION. In March 1997, we acquired the operating subsidiaries of Forasol-Foramer N.V. (collectively, "Forasol") for approximately $113 million in cash and 11 million shares of our common stock. The transaction provided entry into new international markets while contributing additional capacity in our existing South American markets, as well as a deepwater asset base and expertise. Forasol provided drilling, workover and engineering services in more than 15 countries, including substantial operations in South America, Africa, the Middle East and Southeast Asia.

      o PURCHASE OF JACKUP RIGS. In May 1997, we purchased 13 mat-supported jackup rigs for approximately $269 million. The purchase of these rigs positioned us as the second largest operator in the Gulf of Mexico of mat-supported jackup rigs capable of operating in water depths of 200 feet or greater.

      o PURCHASE OF ADDITIONAL OFFSHORE ASSETS. In April 1997, we purchased and substantially upgraded a tender-assisted rig, which we deployed to Southeast Asia. In October 1997, we purchased an independent-leg, cantilevered jackup rig for approximately $35 million. The jackup rig, capable of operating in water depths of up to 300 feet, is currently under contract in India.

      o BOLIVIAN ACQUISITION. In July 1998, we acquired 60% of a Bolivian company, Compania Boliviana de Perforacion S.A.M. ("CBP"), in a joint initiative with the Bolivian national oil company, Yacimientos Petroliferos Fiscales Bolivianos ("YPFB"). CBP was capitalized through the contribution of 13 land-based drilling and workover rigs, oilfield trucks and other related drilling assets by YPFB and $17 million in cash by us.

     Currently, we operate a global fleet of 308 rigs, including three semisubmersible rigs, 17 jackup rigs, nine tender-assisted rigs, five barge rigs, 23 offshore platform rigs and 251 land-based drilling and workover rigs. The significant diversity of our rig fleet enables us to provide a broad range of services and to take advantage of market upturns while reducing our exposure to sharp downturns in any particular market sector or geographic region.

     Most recently, we have focused on increasing the size of our fleet capable of drilling in deeper waters. We are participating in the following offshore rig acquisition and construction projects:

      o AMETHYST 1 PURCHASE. In October 1998, we purchased for approximately $85 million the AMETHYST 1, a dynamically positioned, self-propelled semisubmersible drilling rig capable of working in water depths of up to 4,000 feet. The AMETHYST 1 is currently working offshore Brazil under a charter and service contract that expires in 2001.

      o DRILLSHIP JOINT VENTURES. We have entered into joint ventures to construct, own and operate the PRIDE AFRICA and the PRIDE ANGOLA, two ultra-deepwater drillships currently under construction in South Korea. The drillships, which will be capable of operating in water depths of up to 10,000 feet, are contracted to work for Elf Exploration Angola ("Elf Angola") for initial terms of five and three years, respectively. We expect that the PRIDE AFRICA will commence operations in mid-1999 and that the PRIDE ANGOLA will commence operations by early 2000. The joint ventures have entered into financing arrangements with a group of banks providing that approximately $400 million of the drillships' total estimated construction cost of $470 million will be financed by loans that are, upon delivery of the drillships, without recourse to the joint venture participants. We estimate that our total equity investment in the projects will be approximately $38 million, which represents a 51% ownership interest in each joint venture.

      o AMETHYST JOINT VENTURES. We have a 30% equity interest in a joint venture company organized to construct, own and operate four Amethyst-class dynamically positioned semisubmersible drilling rigs. The rigs, which will be larger, enhanced versions of the AMETHYST 1, are currently under construction at shipyards in South Korea and the United States. Upon their completion, the rigs will be operated under charter and service contracts with Petroleo Brasilerio S.A. ("Petrobras") having initial terms of six to eight years. The total estimated cost to construct, equip and mobilize the four rigs is approximately $700 million. Delivery of the rigs is expected in mid-2000. We have made aggregate equity contributions to the joint venture of approximately $45 million as of December 31, 1998.

          The joint venture has contracts with Petrobras to provide two additional deepwater rigs. The joint venture originally intended to build two additional Amethyst-class rigs. Construction contracts with respect to those two rigs were terminated, however, after the shipyard at which the rigs were to be constructed filed for protection from its creditors. The joint venture partners are currently evaluating alternatives relating to these two contracts, which include: (a) chartering other rigs currently available in the market to fulfill the related Petrobras charter and service contracts, (b) constructing these two additional Amethyst-class rigs at another shipyard or (c) undertaking other mutually acceptable means of fulfilling the charter and service contracts for those two rigs. We can give no assurance, however, that any of these efforts will be successful.

     We intend to continue to pursue expansion of our offshore and international drilling operations through acquisitions, rig upgrades and redeployment of assets to active geographic regions, as well as through participation in strategic new projects such as those described above.

     We are a Louisiana corporation with our principal executive offices located at 5847 San Felipe, Suite 3300, Houston, Texas 77057. Our telephone number at such address is (713) 789-1400.

OPERATIONS

  SOUTH AMERICA

     Through a series of acquisitions and the deployment of underutilized domestic assets, we have significantly expanded our South American operations and now operate two semisubmersible rigs, three jackup rigs, two tender-assisted rigs, four floating barge rigs and 230 land-based rigs in the region.

     BRAZIL. In September 1997, our semisubmersible rig NYMPHEA began drilling offshore Brazil for Petrobras. The rig is working under a contract expiring in 2001. In October 1998, we purchased the AMETHYST 1 for approximately $85 million. The rig, which is equipped to provide offshore drilling, subsea well intervention, well tie-back and related construction services, is currently working offshore Brazil under a charter and service contract that expires in 2001.

     VENEZUELA. Our offshore fleet in Venezuela includes three jackup rigs, two tender-assisted rigs and four barge rigs operating on Lake Maracaibo. Two of the jackup rigs that we operate under contracts expiring in 1999 are owned by Petroleos de Venezuela, S.A. ("PDVSA"). The other jackup rig is owned by us and operates under a contract expiring in December 2000. In 1995, we placed two floating barge rigs into service on Lake Maracaibo that are working under ten-year contracts with PDVSA. We also operate two other floating barge rigs and two tender-assisted rigs under management contracts with PDVSA that expire in 2000. Our land-based fleet in Venezuela currently consists of 48 rigs, of which 14 are drilling rigs and 34 are workover rigs.

     ARGENTINA. In Argentina, we currently operate 142 land-based rigs, which we believe represent approximately 50% of the land-based rigs in the Argentine market. Of these rigs, 36 are drilling rigs and 106 are workover rigs. Argentine rig operations are generally conducted in remote regions of the country and require substantial fixed infrastructure and operating support costs. We believe that our established infrastructure and scale of operations provide us with a competitive advantage in this market.

     COLOMBIA. In Colombia, we currently operate 13 land-based drilling rigs and eight land-based workover rigs under contracts with the national oil company and with major international oil operators. We believe we are well positioned to capitalize on opportunities in Colombia.

     BOLIVIA. Demand for rig services has increased in Bolivia as a result of the privatization of components of the Bolivian national oil company, as well as significant sales of exploration blocks to private-sector operators. In addition, exploration activity for natural gas in Bolivia has increased as a result of the recent construction of a major gas pipeline from Bolivia to markets in Brazil. In July 1998, we acquired a 60% interest in CBP, which operates seven land-based drilling and six land-based workover rigs in Bolivia. In addition, we have recently mobilized three land-based drilling and three land-based workover rigs from Argentina for jobs in Bolivia.

  GULF OF MEXICO

     In May 1997, we acquired 13 mat-supported jackup rigs, 11 of which are currently located in the Gulf of Mexico. The remaining two rigs are located in West Africa and Southeast Asia. This acquisition positioned us as the second largest operator in the Gulf of Mexico of mat-supported jackup rigs capable of operating in water depths of 200 feet or greater.

     We also operate a fleet of 23 offshore modular platform rigs in the Gulf of Mexico. We believe our fleet is one of the most technologically advanced fleets in the industry.

     The recent declines experienced in the offshore drilling markets have had their greatest impact on demand for our platform and jackup fleets. For further discussion, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook" in Item 7 of this Report.

  OTHER INTERNATIONAL

     OFFSHORE. Our semisubmersible rig, SOUTH SEAS DRILLER, is currently operating offshore South Africa under a contract extending through April 2000, with a three-well option thereafter. We also operate seven tender-assisted rigs. The BARRACUDA is currently contracted through May 1999. The ILE DE SEIN is under contract in Indonesia through the end of 1999, with a one-year option, and the PIRANHA is contracted in Brunei through the end of November 1999, with a two-well option. Through a joint venture, we own a 12.5% interest in the self-erecting tender AL BARAKA I. In addition to our ownership interest, we also manage the rig. The ALLIGATOR is currently idle. The CORMORANT and the ILE DE LA MARTINIQUE are stacked. We operate one swamp barge rig, the BINTANG KALIMANTAN, in Nigeria, which is currently contracted through April 1999.

     LAND. We currently operate six land-based rigs in North Africa and four in the Middle East.

RIG FLEET

  OFFSHORE RIGS

     We have presented in the table below information about our offshore rig fleet as of March 18, 1999:

                                 OFFSHORE RIGS

                                                                      BUILT/UPGRADED    WATER     DRILLING
                                                                       OR EXPECTED      DEPTH      DEPTH
              RIG NAME                       RIG TYPE/DESIGN            COMPLETION      RATING     RATING        LOCATION
-------------------------------------   --------------------------    --------------    ------    --------    --------------
                                                                                        (feet)     (feet)
DRILLSHIPS - 2
  Pride Africa(1)                              Gusto 10,000               1999          10,000     30,000         Korea
  Pride Angola(1)                              Gusto 10,000               1999          10,000     30,000         Korea

SEMISUBMERSIBLE RIGS - 7
  Nymphea                                     F&G Pacesetter              1987          1,500      25,000         Brazil
  South Seas Driller                             Aker H-3              1977/1997        1,000      20,000      South Africa
  Amethyst 1(2)                               Amethyst Class              1989          4,000      20,000         Brazil
  Amethyst 4(3)                               Amethyst Class              2000          5,000      25,000      Mississippi
  Amethyst 5(3)                               Amethyst Class              2000          5,000      25,000      Mississippi
  Amethyst 6(3)                               Amethyst Class              2000          5,000      25,000         Korea
  Amethyst 7(3)                               Amethyst Class              2000          5,000      25,000         Korea

JACKUP RIGS - 17
  Pride Pennsylvania                    Independent leg cantilever     1973/1998          300      20,000         India
  Ile du Levant                         Independent leg cantilever        1991            270      20,000       Venezuela
  GP-19(4)                              Independent leg cantilever        1987            150      20,000       Venezuela
  GP-20(4)                              Independent leg cantilever        1987            200      20,000       Venezuela
  Pride Alabama                          Mat-supported cantilever         1982            200      25,000     Gulf of Mexico
  Pride Alaska                           Mat-supported cantilever         1982            250      25,000     Gulf of Mexico
  Pride Arkansas                         Mat-supported cantilever         1982            200      25,000     Gulf of Mexico
  Pride Colorado                         Mat-supported cantilever         1982            200      25,000     Gulf of Mexico
  Pride Kansas                           Mat-supported cantilever         1999            250      25,000     Gulf of Mexico
  Pride Mississippi                      Mat-supported cantilever         1990            200      25,000     Gulf of Mexico
  Pride New Mexico                       Mat-supported cantilever         1982            200      25,000     Gulf of Mexico
  Pride Texas                            Mat-supported cantilever         1999            300      20,000     Gulf of Mexico
  Pride California                          Mat-supported slot            1997            250      20,000        Malaysia
  Pride Louisiana                           Mat-supported slot            1981            250      25,000     Gulf of Mexico
  Pride Oklahoma                            Mat-supported slot            1996            250      20,000     Gulf of Mexico
  Pride Wyoming                             Mat-supported slot            1976            250      25,000     Gulf of Mexico
  Pride Utah                                Mat-supported slot         1990/1998           45      20,000        Nigeria

TENDER-ASSISTED RIGS - 9
  Alligator                                Self-erecting barge         1992/1998          330      20,000        Cabinda
  Barracuda                                Self-erecting barge            1992            330      20,000      Middle East
  Al Baraka I(5)                           Self-erecting barge            1994            650      20,000      Middle East
  Ile de Sein                              Self-erecting barge         1990/1997          450      16,000       Indonesia
  Piranha                                  Self-erecting barge         1978/1998          600      20,000         Brunei
  Cormorant                                   Converted ship              1991            300      16,400         Angola
  Ile de la Martinique                        Converted ship              1985            400      16,000          UAE
  GP-14(4)                                     Tender barge               1985            150      20,000       Venezuela
  GP-18(4)                                     Tender barge               1985            150      20,000       Venezuela

BARGE RIGS - 5
  Pride I                                  Floating cantilever            1995            150      20,000       Venezuela
  Pride II                                 Floating cantilever            1995            150      20,000       Venezuela
  GP-24(4)                                 Floating cantilever            1992            150      20,000       Venezuela
  Galileo II(4)                            Floating cantilever         1992/1997          150      20,000       Venezuela
  Bintang Kalimantan                        Posted swamp barge            1995            N/A      16,000        Nigeria


              RIG NAME                    STATUS
-------------------------------------  -------------

DRILLSHIPS - 2
  Pride Africa(1)                        Shipyard
  Pride Angola(1)                        Shipyard
SEMISUBMERSIBLE RIGS - 7
  Nymphea                                 Working
  South Seas Driller                      Working
  Amethyst 1(2)                           Working
  Amethyst 4(3)                          Shipyard
  Amethyst 5(3)                          Shipyard
  Amethyst 6(3)                          Shipyard
  Amethyst 7(3)                          Shipyard
JACKUP RIGS - 17
  Pride Pennsylvania                      Working
  Ile du Levant                           Working
  GP-19(4)                                Working
  GP-20(4)                                Working
  Pride Alabama                          Available
  Pride Alaska                           Available
  Pride Arkansas                          Working
  Pride Colorado                          Working
  Pride Kansas                            Working
  Pride Mississippi                       Working
  Pride New Mexico                        Working
  Pride Texas                            Available
  Pride California                       Available
  Pride Louisiana                         Working
  Pride Oklahoma                          Stacked
  Pride Wyoming                          Available
  Pride Utah                             Available
TENDER-ASSISTED RIGS - 9
  Alligator                              Available
  Barracuda                               Working
  Al Baraka I(5)                          Working
  Ile de Sein                             Working
  Piranha                                 Working
  Cormorant                               Stacked
  Ile de la Martinique                    Stacked
  GP-14(4)                                Working
  GP-18(4)                                Working
BARGE RIGS - 5
  Pride I                                 Working
  Pride II                                Working
  GP-24(4)                                Working
  Galileo II(4)                           Working
  Bintang Kalimantan                      Working

                                             (TABLE CONTINUED ON FOLLOWING PAGE)

                                                                                        WATER     DRILLING
                                                                      BUILT/UPGRADED    DEPTH      DEPTH
              RIG NAME                       RIG TYPE/DESIGN          OR COMPLETION     RATING     RATING        LOCATION
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
  Rig 1501E                                  Heavy electrical             1996            N/A      25,000     Gulf of Mexico
  Rig 1502E                                  Heavy electrical             1998            N/A      25,000     Gulf of Mexico
  Rig 1002E                                  Heavy electrical             1996            N/A      20,000     Gulf of Mexico
  Rig 1003E                                  Heavy electrical             1996            N/A      20,000     Gulf of Mexico
  Rig 1004E                                  Heavy electrical             1997            N/A      20,000     Gulf of Mexico
  Rig 1005E                                  Heavy electrical             1998            N/A      20,000       Indonesia
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
PLATFORM RIGS - 23
  Rig 1501E                               Working
  Rig 1502E                               Working
  Rig 1002E                               Working
  Rig 1003E                               Working
  Rig 1004E                               Working
  Rig 1005E                               Working
  Rig 750E                                Working
  Rig 751E                                Working
  Rig 650E                                Working
  Rig 651E                               Available
  Rig 653E                                Working
  Rig 951                                 Working
  Rig 952                                Available
  Rig 30                                  Stacked
  Rig 100                                 Stacked
  Rig 110                                 Stacked
  Rig 130                                Available
  Rig 170                                 Stacked
  Rig 200                                Available
  Rig 210                                Available
  Rig 220                                Available
  Rig 14                                  Working
  Rig 15                                  Stacked

------------

(1) Currently under construction. These rigs will be owned by joint ventures in which we have a 51% interest.

(2) In February 1999, we completed a transaction in which we sold the rig to a third party and leased the rig back under a charter expiring in 2012.

(3) Currently under construction. These rigs will be owned by a joint venture in which we have a 30% interest.

(4) Operated but not owned by us.

(5) Owned by a joint venture in which we have a 12.5% interest.

     DRILLSHIPS. The PRIDE AFRICA and PRIDE ANGOLA, currently under construction, are ultra-deepwater self-propelled drillships that can be positioned over a drill site through the use of a computer-controlled thruster (dynamic positioning) system. Drillships normally require water depths of at least 200 feet to conduct operations. Drillships are suitable for deepwater drilling in moderate weather environments and in remote locations because of their mobility and large load-carrying capacity.

     SEMISUBMERSIBLE RIGS. Our semisubmersible rigs are floating platforms that, by means of a water ballasting system, can be submerged to a predetermined depth so that a substantial portion of the lower hulls, or pontoons, are below the water surface during drilling operations. The rig is "semisubmerged," remaining afloat in a position where the lower hull is about 60 to 80 feet below the water line and the upper deck protrudes well above the surface. This type of rig maintains its position over the well through the use of either an anchoring system or a computer-controlled thruster system similar to those described above.

     JACKUP RIGS. The jackup rigs we operate are mobile, self-elevating drilling platforms equipped with legs that can be lowered to the ocean or lake floor until a foundation is established to support the drilling platform. The rig legs may have a lower hull or mat attached to the bottom to provide a more stable foundation in soft bottom areas. Independent leg rigs are better suited for harsher or uneven seabed conditions. Jackup rigs are generally subject to a maximum water depth of approximately 350 to 400 feet, while some jackup rigs may drill in water depths as shallow as ten feet. The water depth limit of a particular rig is determined by the length of the rig's legs and the operating environment. Moving a rig from one drill site to another involves lowering the hull into the water until it is afloat and then jacking up its legs with the hull floating on the surface of the water. The hull is then towed to the new drilling site. A cantilever jackup has a feature that allows the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over a preexisting platform or structure. Certain cantilever jackup rigs have "skid-off" capability, which allows the derrick equipment to be skidded onto an adjacent platform, thereby increasing the operational capacity of the rig. Slot type jackup rigs are configured for drilling operations to take place through a slot in the hull. Slot type rigs are usually used for exploratory drilling because their configuration makes them difficult to position over existing platforms or structures.

     TENDER-ASSISTED RIGS. Our tender-assisted rigs are generally non-self-propelled barges moored alongside a platform and containing crew quarters, mud pits, mud pumps and power generation systems. The only equipment transferred to the platform for drilling or workover operations is the derrick equipment set consisting of the substructure, drillfloor, derrick and drawworks. As a result, tender-assisted rigs are less hazardous and allow smaller, less costly platforms to be used for development projects. Self-erecting tenders carry their own derrick equipment set and have a crane capable of erecting the derrick on the platform, thereby eliminating the cost associated with a separate derrick barge and related equipment.

     BARGE RIGS. We operate barge rigs on Lake Maracaibo, Venezuela that have been designed to work in a floating mode with a cantilever feature and a mooring system that enables the rig to operate in waters up to 150 feet deep. In Nigeria, we operate a posted swamp barge rig. This rig is held on location by legs or posts that are jacked down into the sea floor before commencement of work.

     PLATFORM RIGS. Our platform rigs consist of drilling equipment and machinery arranged in modular packages that are transported to and assembled and installed on fixed offshore platforms owned by the customer. Fixed offshore platforms are steel, tower-like structures that stand on the ocean floor, with the top portion, or platform, above the water level, providing the foundation upon which the platform rig is placed. Platform rigs are often used to provide drilling and horizontal reentry services using top drives, enhanced pumps and solids control equipment for drilling fluids, as well as for workover services.

LAND-BASED RIGS

     We have presented in the table below information about our land-based rig fleet as of March 18, 1999:

                                LAND-BASED RIGS

COUNTRY                                 TOTAL    DRILLING    WORKOVER
-------------------------------------   -----    --------    --------
SOUTH AMERICA -- 230
     Argentina.......................    142         36         106
     Venezuela.......................     48         14          34
     Colombia........................     21         13           8
     Bolivia.........................     19         10           9
AFRICA/MIDDLE EAST -- 10
     Algeria.........................      4          4          --
     Libya...........................      2          1           1
     Oman............................      3          3          --
     Bahrain.........................      1          1          --
OTHER -- 11..........................     11          3           8
                                        -----       ---         ---
          Total Land-Based Rigs......    251         85         166
                                        =====       ===         ===

     A land-based drilling rig consists of engines, drawworks, a mast substructure, pumps to circulate the drilling fluid, blowout preventers, drill string and related equipment. The engines power a rotary table that turns the drill string, causing the drill bit to bore through the subsurface rock layers. Rock cuttings are carried to the surface by the circulating drilling fluid. The intended well depth and the drilling site conditions are the principal factors that determine the size and type of rig most suitable for a particular drilling job.

     A land-based well servicing rig consists of a mobile carrier, engine, drawworks and derrick. The primary function of a well servicing rig is to act as a hoist so that pipe, rods and down-hole equipment can be run into and out of a well. All of our well servicing rigs can be readily moved between well sites and between geographic areas of operations.

SERVICES PROVIDED

  DRILLING SERVICES

     We provide contract drilling services to oil and gas exploration and production companies through the use of mobile offshore and land-based drilling rigs. Generally, land-based rigs and offshore platform rigs operate with crews of six to 17 persons while semisubmersible rigs, jackup rigs, tender-assisted rigs and barge rigs operate with crews of 15 to 25 persons. We provide the rig and drilling crew and are responsible for the payment of operating and maintenance expenses.

  MAINTENANCE AND WORKOVER SERVICES

     Maintenance services are required on producing oil and gas wells to ensure efficient, continuous operation. These services consist of mechanical repairs necessary to maintain production from the well, such as repairing parted sucker rods, replacing defective down-hole pumps in an oil well or replacing defective tubing in a gas well. We provide the rigs, equipment and crews for these maintenance services, which are performed on both oil and gas wells but which are more often required on oil wells. Many of our rigs also have pumps and tanks that can be used for circulating fluids into and out of the well. Typically, maintenance jobs are performed on a series of wells in geographic proximity to each other, take less than 48 hours per well to complete and require little, if any, revenue-generating equipment other than a rig.

     In addition to periodic maintenance, producing oil and gas wells occasionally require major repairs or modifications, called "workovers." Workover services include the opening of new producing zones in an existing well, recompletion of a well in which production has declined, drilling out plugs and packers and the conversion of a producing well to an injection well during enhanced recovery operations. These extensive workover operations are normally performed by a well servicing rig with additional specialized accessory equipment, which may include rotary drilling equipment, mud pumps, mud tanks and blowout preventers, depending upon the particular type of workover operation. Most of our rigs are designed and equipped to handle the more complex workover operations. A workover may last from a few days to several weeks.

  ENGINEERING SERVICES

     We employ a technical staff dedicated to industry research and development and to designing specialized drilling equipment to fulfill specific customer requirements. The engineering staff has designed and managed the fabrication of several of the rigs in our offshore rig fleet and is actively involved in our newbuild projects. We also provide turnkey, project management and other engineering services, which enhance our contract drilling services.

COMPETITION

     Competition in the international markets in which we operate ranges from large multinational competitors offering a wide range of well servicing and drilling services to smaller, locally owned businesses. We believe that we are competitive in terms of pricing, performance, equipment, safety, availability of equipment to meet customer needs and availability of experienced, skilled personnel in those international areas in which we operate.

     Drilling contracts are generally awarded on a competitive bid basis and, while an operator may consider quality of service and equipment, intense price competition is the primary factor in determining which contractor, among those with suitable rigs, is awarded a job. Certain of our competitors have greater financial resources than us, which may enable them to better withstand periods of low utilization, to compete more effectively on the basis of price, to build new rigs or to acquire existing rigs.

CUSTOMERS

     We work for large multinational oil and gas companies, government-owned oil companies and independent oil and gas producers. In 1998, we had two customers, PDVSA and Perez Companc S.A., that accounted for more than 10% of our consolidated revenues.

CONTRACTS

     Our drilling contracts are awarded through competitive bidding or on a negotiated basis. The contract terms and rates vary depending on competitive conditions, the geographical area, the geological formation to be drilled, the equipment and services to be supplied, the on-site drilling conditions and the anticipated duration of the work to be performed.

     Oil and gas well drilling contracts are carried out on either a dayrate, footage or turnkey basis. Under dayrate contracts, we charge the customer a fixed charge per day regardless of the number of days needed to drill the well. In addition, dayrate contracts usually provide for a reduced day rate (or lump sum amount) for mobilizing the rig to the well location and for assembling and dismantling the rig. Under dayrate contracts, we ordinarily bear no part of the costs arising from down-hole risks (such as time delays for various reasons, including a stuck or broken drill string or blowouts). Most of our contracts are on a dayrate basis. Other contracts provide for payment on a footage basis, whereby we are paid a fixed amount for each foot drilled regardless of the time required or the problems encountered in drilling the well. We may also enter into turnkey contracts, whereby we agree to drill a well to a specific depth for a fixed price and to bear some of the well equipment costs. Compared to dayrate contracts, footage and turnkey contracts involve a higher degree of risk to us and, accordingly, normally provide greater profit potential.

     In international offshore markets, contracts generally provide for longer terms than contracts in domestic offshore markets. When contracting abroad, we are faced with the risks of currency fluctuation and, in certain cases, exchange controls. Typically, we limit these risks by obtaining contracts providing for payment in U.S. dollars or freely convertible foreign currency. To the extent possible, we seek to limit our exposure to potentially devaluating currencies by matching our acceptance thereof to our expense requirements in such local currencies. We can give no assurance that we will be able to continue to take such actions in the future, thereby exposing us to foreign currency fluctuations that could have a material adverse effect upon our results of operations and financial condition. Currently, foreign exchange in the countries where we operate is carried out on a free-market basis. We can give no assurances, however, that the local monetary authorities in these countries will not implement exchange controls in the future. Please read "Quantitative and Qualitative Disclosure About Market Risk."

SEASONALITY

     In general, our business activities are not significantly affected by seasonal fluctuations. Our rigs are located in geographical areas that are not subject to severe weather that would halt operations for prolonged periods.

EMPLOYEES

     We currently employ approximately 7,500 employees. Approximately 1,200 of our employees are located in the United States and 6,300 are located abroad. Hourly rig crew members constitute the vast majority of employees. None of our U.S. employees are represented by a collective bargaining unit. Many of our international employees are subject to industry-wide labor contracts within their respective countries. Management believes that our employee relations are good.

SEGMENT INFORMATION

     Information with respect to revenues, earnings from operations and identifiable assets attributable to our industry segments and geographic areas of operations for the last three fiscal years is presented in Note 14 to our Consolidated Financial Statements included in Item 8 of this Report.

RISK FACTORS

     LOW OIL AND GAS PRICES HAVE NEGATIVELY AFFECTED OUR FINANCIAL RESULTS AND MAY CONTINUE TO DO SO IN THE FUTURE.

     The profitability of our operations depends significantly upon conditions in the oil and gas industry and, specifically, the level of ongoing exploration and production expenditures of oil and gas company customers. The demand for contract drilling and related services is directly influenced by oil and gas prices, expectations about future prices, the cost of producing and delivering oil and gas, government regulations, local and international political and economic conditions, as well as the ability of the Organization of Petroleum Exporting Countries to set and maintain production levels and prices, the level of production by non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and gas reserves.

     The continuing weakness in worldwide oil and gas prices, which began in the fourth quarter of 1997, is depressing both offshore drilling activity, particularly in the U.S. Gulf of Mexico, and international land-based activity. As product prices have declined, companies exploring for oil and gas have curtailed or cancelled some of their drilling programs, thereby reducing demand for drilling services. This reduction in demand has significantly eroded dayrates and utilization of our rigs, particularly in our offshore Gulf of Mexico and, to a lesser extent, our onshore South American operations. This erosion in dayrates and utilization is currently having a negative impact on our financial results. We expect that current market conditions will continue at least through 1999 and that these conditions will adversely affect our results for the year. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook" in Item 7 of this Report for further information about how we expect the current business environment to affect our future financial results.

  INTERNATIONAL EVENTS MAY HURT OUR OPERATIONS.

     We derive a significant portion of our revenues from international operations. Risks associated with operating in international markets include the following:

      o   foreign exchange restrictions and currency fluctuations
      o   changes in foreign tax rates
      o   political instability
      o   foreign and domestic monetary and tax policies
      o   expropriation
      o   nationalization
      o   nullification or modification of contracts
      o   war and civil disturbances

     Additionally, our ability to compete in international contract drilling markets may be adversely affected by foreign governmental regulations that favor or require the awarding of contracts to local contractors or by regulations requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. Furthermore, our foreign subsidiaries may face governmentally imposed restrictions from time to time on their ability to transfer funds to us.

     DELAYS OR COST OVERRUNS IN OUR CONSTRUCTION AND REFURBISHMENT PROJECTS COULD MATERIALLY AFFECT OUR RESULTS OF OPERATIONS.

     We have expended, and in 1999 will continue to expend, significant amounts to complete construction of new rigs, including our two drillships, and, to a lesser extent, to upgrade and refurbish other rigs. In addition, we have made and may continue to make equity contributions to the AMETHYST joint ventures, which are constructing four new semisubmersible rigs. These projects are subject to the risks of delay or cost overruns inherent in construction projects. These risks include:

       o   unforeseen engineering problems

       o   work stoppages

       o   weather interference

       o   unanticipated cost increases

       o   delays in receipt of necessary equipment

       o   inability to obtain the requisite permits or approvals

     Significant construction cost overruns could have a material adverse effect on our financial position and cash flows. Significant delays could also have a material adverse effect on our contract commitments for such rigs.

  OUR DEBT ARRANGEMENTS MAY LIMIT OUR FLEXIBILITY IN OBTAINING ADDITIONAL FINANCING AND IN PURSUING OTHER BUSINESS OPPORTUNITIES.

     As of December 31, 1998, we had approximately $970.5 million in long-term debt, net of current portion. The level of our indebtedness will have several important effects on our future operations, including:

      o a significant portion of our cash flow from operations will be dedicated to the payment of interest and principal on such debt and will not be available for other purposes

      o covenants contained in our existing debt arrangements require us to meet financial tests, which may affect our flexibility in planning for, and reacting to, changes in our business

      o our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited.

     Our ability to meet our debt service obligations and to reduce our total indebtedness will be dependent upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control.

  WE ARE SUBJECT TO HAZARDS CUSTOMARY IN THE OILFIELD SERVICE INDUSTRY AND TO THOSE MORE SPECIFIC TO MARINE OPERATIONS. WE MAY NOT HAVE INSURANCE TO COVER ALL THESE HAZARDS.

     Our operations are subject to the many hazards customary in the oilfield services industry. Contract drilling and well servicing require the use of heavy equipment and exposure to hazardous conditions, which may subject us to liability claims by employees, customers and third parties. These hazards can cause personal injury or loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage and suspension of operations. Our offshore fleet is also subject to hazards inherent in marine operations, either while on site or during mobilization, such as capsizing, sinking and damage from severe weather conditions. In certain instances, contractual indemnification of customers or others is required of us.

     We maintain workers' compensation insurance for our employees and other insurance coverage for normal business risks, including general liability insurance. Although we believe our insurance coverage to be adequate and in accordance with industry practice against normal risks in our operations, any insurance protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. The occurrence of a significant event against which we are not fully insured, or of a number of lesser events against which we are insured, but subject to substantial deductibles, could materially and adversely affect our operations and financial condition. Moreover, we may not be able to maintain adequate insurance in the future at rates or on terms we consider reasonable or acceptable.

  GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL LIABILITIES MAY ADVERSELY AFFECT OUR OPERATIONS.

     Many aspects of our operations are subject to numerous governmental regulations that may relate directly or indirectly to the contract drilling and well servicing industries, including those relating to the protection of the environment. Laws and regulations protecting the environment have become more stringent in recent years and may impose strict liability, rendering us liable for environmental damage without regard to negligence or fault on our part. These laws and regulations may expose us to liability for the conduct of, or conditions caused by, others or for acts that were in compliance with all applicable laws at the time the acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on us. In addition, the modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or development drilling for oil and gas could have a material adverse effect on our operations by limiting future contract drilling opportunities.

     From time to time, certain of our foreign subsidiaries operate in countries such as Libya and Iran that are subject to sanctions and embargoes imposed by the U.S. Government. Although these sanctions and embargoes do not prohibit those subsidiaries from completing existing contracts or from entering into new contracts to provide drilling services in such countries, they do prohibit us and our domestic subsidiaries, as well as employees of our foreign subsidiaries who are U.S. citizens, from participating in or approving any aspect of the business activities in those countries. These constraints on our ability to have U.S. persons provide managerial oversight and supervision may adversely affect the financial or operating performance of such business activities.

ITEM 2.  PROPERTY

     Our property consists primarily of mobile offshore and land-based drilling rigs, well servicing rigs and ancillary equipment, most of which we own. We operate some rigs under joint venture arrangements, operating agreements or lease agreements. We also own and operate transport and heavy-duty trucks and other ancillary equipment. We own approximately 775 vehicles and lease approximately 100 others.

     Our corporate office in Houston, Texas occupies approximately 40,000 square feet of leased space under leases that expire in February 2005. In Argentina, we lease 4,500 square feet of office space in Buenos Aires and own five operating bases and lease three others. In Venezuela, we lease two operating bases with an office facility at one. In Colombia, we lease office space in Bogota and two operating bases. In France, we lease approximately 18,000 square feet of office space. Shore-based operations for our Gulf of Mexico operations are conducted from our owned facility in Houma, Louisiana. The shore facility is located on the Intracoastal waterway and provides direct access to the Gulf of Mexico.

ITEM 3.  LEGAL PROCEEDINGS

     We are routinely involved in litigation incidental to our business, which often involves claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the existing litigation will have a material adverse effect on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of our security holders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

     We have presented below information about our executive officers as of March 18, 1999. Officers are elected annually by the Board of Directors and serve until their successors are chosen or until their resignation or removal.

                NAME                    AGE                            POSITION
-------------------------------------   ---   -----------------------------------------------------------
Paul A. Bragg........................   43    President, Chief Executive Officer and Chief
                                                Operating Officer
James W. Allen.......................   55    Senior Vice President -- Operations
Gerard Godde.........................   56    Vice President -- Business Development
John O'Leary.........................   43    Vice President -- International Marketing
Earl W. McNiel.......................   40    Vice President and Chief Financial Officer
Robert W. Randall....................   57    Vice President -- General Counsel and Secretary
Steven R. Tolson.....................   41    Vice President -- U.S. Operations -- Offshore

     PAUL A. BRAGG was appointed Chief Executive Officer of Pride in March 1999 upon the retirement of Ray H. Tolson. He has been our President and Chief Operating Officer since February 1997. He joined Pride in July 1993 as its Vice President and Chief Financial Officer. From 1988 until he joined Pride, Mr. Bragg was an independent business consultant and managed private investments. He previously served as Vice President and Chief Financial Officer of Energy Service Company, Inc. (now ENSCO International, Inc.) ("ENSCO"), an oilfield services company, from 1983 through 1987.

     JAMES W. ALLEN was named Senior Vice President -- Operations in February 1996. He joined Pride in January 1993 as its Vice President -- International Operations (Latin America). From 1988 through 1992, Mr. Allen was an independent business consultant and managed private investments. From 1984 to 1988, he was Vice President Latin America for ENSCO. Mr. Allen has approximately 30 years of oilfield experience with several different companies.

     GERARD GODDE was appointed Vice President -- Business Development in September 1998. Mr. Godde joined Pride as a Senior Vice President in March 1997 in connection with the Forasol transaction. Mr. Godde served as Senior Vice President and Chief Operating Officer of Forasol from April 1996 until September 1998. He was Managing Director of Forasol from 1987 until September 1998. Mr. Godde joined Forasol in 1968 and has been involved with the management of its various offshore and land operations in Africa, the Middle East and North America.

     JOHN O'LEARY was named Vice President -- International Marketing in March 1997 in connection with the Forasol transaction. Mr. O'Leary had been Manager, Marketing and Business Development of Forasol since June 1993, with primary responsibility for worldwide business development. Mr. O'Leary joined Forasol S.A. in August 1985.

     EARL W. MCNIEL has been Vice President and Chief Financial Officer of Pride since February 1997. He joined Pride in September 1994 as its Chief Accounting Officer. From 1990 to 1994, Mr. McNiel served as Chief Financial Officer of several publicly owned waste management companies. From 1987 to 1990, he was employed by ENSCO as Manager, Finance.

     ROBERT W. RANDALL has been Vice President and General Counsel of Pride since May 1991. He was elected Secretary in 1993. Prior to 1991, he was Senior Vice President, General Counsel and Secretary for Tejas Gas Corporation, a natural gas transmission company.

     STEVEN R. TOLSON was named Vice President -- U.S. Operations -- Offshore in February 1997. Mr. Tolson has held various management and engineering positions with Pride since 1994. Prior to 1994, Mr. Tolson held various engineering positions with Conoco Inc.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our common stock is listed on the New York Stock Exchange under the symbol "PDE." Prior to September 10, 1997, our common stock traded on The Nasdaq
Stock Market under the symbol "PRDE." As of March 18, 1999, there were 1,913 shareholders of record. We have presented in the table below the range of high and low sales prices of our common stock for the periods shown:

                                             PRICE
                                        -----------------
                                        HIGH          LOW
                                        ----          ---
1997
First Quarter........................   $24 3/8    $  16 1/4
Second Quarter.......................    24           16 1/2
Third Quarter........................    37 7/16      22 7/8
Fourth Quarter.......................    37 3/4       20
1998
First Quarter........................   $25 1/2    $  18 1/8
Second Quarter.......................    27 1/2       16 7/16
Third Quarter........................    17 1/8        7 11/16
Fourth Quarter.......................    12 5/8        6 1/8

     We have not paid any cash dividends on our common stock since becoming a publicly held corporation in September 1988. We currently have a policy of retaining all available earnings for the development and growth of our business and do not anticipate paying dividends on our common stock at any time in the foreseeable future. Our ability to pay cash dividends in the future is restricted by the covenants related to our debt. The desirability of paying dividends could also be materially affected by U.S. and foreign tax considerations.

ITEM 6.  SELECTED FINANCIAL DATA

     We have derived the following selected consolidated financial information as of December 31, 1998 and 1997, and for each of the years in the three-year period ended December 31, 1998, from our audited consolidated financial statements included in this Report. You should read this information in conjunction with those consolidated financial statements and the notes thereto. We have derived the selected consolidated financial information as of December 31, 1996, 1995 and 1994, and for each of the years in the two-year period ended December 31, 1995, from our audited consolidated financial statements that are not included herein. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                          YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1994        1995        1996         1997          1998
                                       ----------  ----------  ----------  ------------  ------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues.............................  $  182,336  $  263,599  $  407,174  $    699,788  $    835,563
Operating costs......................     139,653     187,203     292,599       458,861       529,844
Depreciation and amortization........       9,550      16,657      29,065        58,661        79,931
Selling, general and
  administrative.....................      25,105      32,418      45,368        73,881        84,825
                                       ----------  ----------  ----------  ------------  ------------
Earnings from operations.............       8,028      27,321      40,142       108,385       140,963
Other income (expense) net(1)........         106      (4,898)     (9,323)       47,249       (38,720)
                                       ----------  ----------  ----------  ------------  ------------
Earnings before income taxes(1)......       8,134      22,423      30,819       155,634       102,243
Income tax provision.................       1,920       7,064       8,091        51,639        24,726
                                       ----------  ----------  ----------  ------------  ------------
Net earnings(1)(2)...................  $    6,214  $   15,359  $   22,728  $    103,995  $     77,517
                                       ==========  ==========  ==========  ============  ============
Net earnings per share(1)(2)
     Basic...........................  $      .30  $      .63  $      .85  $       2.42  $       1.55
                                       ==========  ==========  ==========  ============  ============
     Diluted.........................  $      .30  $      .61  $      .77  $       2.16  $       1.39
                                       ==========  ==========  ==========  ============  ============
Weighted average shares outstanding
     Basic...........................      20,418      24,551      26,719        43,036        50,135
     Diluted.........................      20,650      25,128      33,755        49,143        60,851
BALANCE SHEET DATA (AS OF DECEMBER
  31):
Working capital......................  $   26,640  $   31,302  $   62,722  $    103,733  $     84,603
Property and equipment, net..........     139,899     178,488     375,249     1,171,647     1,725,787
Total assets.........................     205,193     257,605     542,062     1,541,501     2,192,167
Long-term debt, net of current
  portion............................      42,096      61,136     106,508       435,100       630,520
Zero coupon convertible subordinated
  debentures.........................      --          --          --           --            237,327
6 1/4% convertible subordinated
  debentures.........................      --          --          80,500        52,500        52,480
Shareholders' equity.................     111,385     131,239     201,797       685,157       763,402

------------

(1) Other income (expense) net, earnings before income taxes and net earnings for the year ended December 31, 1997 include a pretax gain of $83.6 million ($53.5 million, net of income tax) on the divestiture of our U.S. land-based well servicing business. The gain was partially offset by non-recurring charges totaling $4.2 million, net of income taxes, relating principally to the induced conversion of $28.0 million principal amount of our 6 1/4% convertible subordinated debentures. Excluding such non-recurring items, net earnings for the year ended December 31, 1997 were $54.7 million, or $1.16 per share.

(2) Net earnings for the year ended December 31, 1998 include charges totaling $3.8 million, net of income taxes, related to work force reductions primarily in response to decreased activity levels.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with our consolidated financial statements as of December 31, 1998 and 1997, and for the years ended December 31, 1998, 1997 and 1996, included in this Report. The following information contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.

GENERAL

     Our operations have been, and our future results will be, significantly affected by a series of strategic transactions that have transformed us from solely a provider of land-based workover and related well services in the United States into a diversified international drilling contractor operating both offshore and on land. With the sale of our domestic land-based well servicing operations in February 1997, we have ceased to provide rig services onshore in the United States.

     Since 1996, we entered into a number of transactions that have significantly expanded our international and domestic offshore operations, including the following:

      o In April 1996, we acquired Quitral-Co S.A.I.C. ("Quitral-Co") from Perez Companc S.A. and other shareholders. The 23 land-based drilling and 57 land-based workover rigs in Argentina and seven land-based drilling and 23 land-based workover rigs in Venezuela operated by Quitral-Co were combined with our existing land-based operations in those countries. We have further expanded international operations by deploying 35 rigs from our former U.S. land-based fleet primarily to Argentina and Venezuela and by acquiring four rigs from an Argentine competitor.

      o In October 1996, we expanded our Colombian operations through the acquisition of Ingeser de Colombia, S.A. ("Ingeser"), which operated seven land-based drilling rigs and six workover rigs in Colombia.

      o In November 1996, we added three land-based drilling rigs and support assets to our operations in Argentina through the acquisition of the assets of another contractor.

      o In February 1997, we completed the divestiture of our domestic land-based well servicing operations, which included 407 workover rigs operating in Texas, California, New Mexico and Louisiana.

      o In March 1997, we completed the Forasol acquisition, adding two semisubmersible rigs, three jackup rigs, seven tender-assisted rigs, four barge rigs and 29 land-based rigs operating in various locations in South America, Africa, the Middle East and Southeast Asia.

      o In May 1997, we purchased 13 mat-supported jackup drilling rigs, 11 of which are currently located in the Gulf of Mexico, one of which is located in West Africa and one of which is located in Southeast Asia.

      o In July 1998, we acquired 60% of a Bolivian company, Compania Boliviana de Perforacion S.A.M. ("CBP"), in a joint initiative with the Bolivian national oil company, Yacimientos Petroliferos Fiscales Bolivianos ("YPFB"). CBP was capitalized through the contribution of 13 land-based drilling and workover rigs, oilfield trucks and other related drilling assets by YPFB and $17 million in cash by us.

      o In October 1998, we purchased the AMETHYST 1, a dynamically positioned, self-propelled semisubmersible drilling rig. The rig is currently working offshore Brazil under a charter and service contract that expires in 2001.

OUTLOOK

     With industry conditions at depressed levels, management anticipates that we will experience a continuation of relatively low dayrates and utilization in the near term. We expect our aggregate dayrates and utilization to continue to decrease as higher margin long-term contracts now ongoing expire. In addition, we currently have five jackup rigs and nine platform rigs idle in the Gulf of Mexico, where our contracts have traditionally been and continue to be short-term. Accordingly, we currently anticipate that our financial results for the next several quarters will be significantly lower than the results for the same periods in 1998. Due to the short-term nature of many of our contracts, primarily in the Gulf of Mexico, and the unpredictable nature of oil and gas prices, which affect the demand for drilling activity, we cannot predict the extent of such adverse change accurately. The duration of this market downturn also depends on many factors that cannot be accurately predicted. Management anticipates that the offshore drilling markets will be unsettled for at least the balance of 1999, and possibly longer, but remains positive on the long-term outlook for the industry and for us.

     The deteriorating industry conditions over the latter part of 1998 led us to reduce our workforce significantly. In the fourth quarter of 1998, we recorded charges totaling $3.8 million, net of income taxes, related to these workforce reductions. We are continuing to reduce operating costs in 1999 through regional base consolidations, downsizing of administrative staff and other reductions in personnel throughout the company. In connection with this effort, we expect to incur additional non-recurring charges in the range of $20 to $25 million during the first quarter of 1999, which are expected to result in a similar amount of annual cost savings.

RESULTS OF OPERATIONS

     We have presented in the following table selected consolidated financial information by operating segment for the periods indicated:

                                                             YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------------------
                                               1996                   1997                   1998
                                       ---------------------  ---------------------  ---------------------
                                                             (DOLLARS IN THOUSANDS)
Revenues:
     United States land..............  $  117,142       28.8% $   16,485        2.4% $   --         --    %
     United States offshore..........      57,450       14.1     135,281       19.3     160,829       19.2
     International land..............     218,562       53.7     385,590       55.1     401,899       48.1
     International offshore..........      14,020        3.4     162,432       23.2     272,835       32.7
                                       ----------  ---------  ----------  ---------  ----------  ---------
          Total revenues.............  $  407,174      100.0% $  699,788      100.0% $  835,563      100.0%
                                       ==========  =========  ==========  =========  ==========  =========
Operating Costs:
     United States land..............  $   88,955       30.4% $   12,776        2.8% $   --         --    %
     United States offshore..........      41,755       14.3      72,927       15.9      90,311       17.1
     International land..............     156,833       53.6     276,185       60.2     293,073       55.3
     International offshore..........       5,056        1.7      96,973       21.1     146,460       27.6
                                       ----------  ---------  ----------  ---------  ----------  ---------
          Total operating costs......  $  292,599      100.0% $  458,861      100.0% $  529,844      100.0%
                                       ==========  =========  ==========  =========  ==========  =========
Gross Margin:
     United States land..............  $   28,187       24.6% $    3,709        1.5% $   --         --    %
     United States offshore..........      15,695       13.7      62,354       25.9      70,518       23.1
     International land..............      61,729       53.9     109,405       45.4     108,826       35.6
     International offshore..........       8,964        7.8      65,459       27.2     126,375       41.3
                                       ----------  ---------  ----------  ---------  ----------  ---------
          Total gross margin.........  $  114,575      100.0% $  240,927      100.0% $  305,719      100.0%
                                       ==========  =========  ==========  =========  ==========  =========

  1998 COMPARED WITH 1997

     REVENUES. Revenues for 1998 increased $135.8 million, or 19%, as compared to 1997. Of this increase approximately $73.0 million was due to a full year of operations for the Forasol acquisition completed in March 1997 and the 13 mat-supported jackup rigs acquired in May 1997. Also, during 1998, we placed four previously idle jackup rigs into service accounting for approximately $53.0 million of the increase. Additionally, $28.0 million of the increase in revenues is related to increased contract dayrates and utilization for our two semisubmersible rigs. In South America, we had a 29% increase in average dayrates, or approximately $10 million, offset by a 16% decrease in overall utilization, or approximately $8 million. The remaining decrease, or $16 million, relates to the sale of our domestic land-based well servicing operations in February 1997.

     OPERATING COSTS. Operating costs for 1998 increased $71.0 million, or 15%, as compared to 1997. Of this increase approximately $52.0 million was due to a full year of operations for the assets acquired in the Forasol acquisition completed in March 1997 and the 13 mat-supported jackup rigs acquired in May 1997. We also incurred charges of $3.8 million, net of income taxes, related to workforce reductions primarily in response to decreased activity levels. Also, during 1998, we placed four jackup rigs into service accounting for approximately $20.0 million of the increase. These increases were partially offset by $12.8 million in reduced costs due to the sale of the domestic land-based servicing operations.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for 1998 increased $21.3 million, or 36%, as compared to 1997, primarily as a result of a full year of depreciation for the Forasol assets acquired in March 1997 and the 13 mat-supported jackup rigs acquired in May 1997 and four jackup rigs placed into service during 1998.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs in 1998 increased $10.9 million, or 15%, as compared to 1997, primarily as a result of a full year of operations for the Forasol acquisition completed in March 1997 and the 13 mat-supported jackup rigs acquired in May 1997. As a percentage of revenues, total selling, general and administrative costs decreased to 10.2% for 1998 from 10.6% for 1997.

     OTHER INCOME (EXPENSE). Interest expense for 1998 increased $11.4 million, or 33%, as compared to 1997. This increase is due to higher debt levels in 1998, resulting primarily from the issuance of $230 million of Zero Coupon Subordinated Debentures in April 1998, and from recognition of a full year of interest expense in 1998 on $325 million of 9 3/8% Senior Notes issued in May 1997. During 1998 we capitalized approximately $16.3 million in interest expense related to capital projects, as compared to approximately $5.7 million in 1997.

     INCOME TAX PROVISION (BENEFIT). Our consolidated effective income tax rate for 1998 was approximately 24%, as compared to approximately 33% for 1997. The decrease was attributable to the significant increase in income from foreign operations, which is taxed at lower statutory rates, and the reduction in U.S. income, which is taxed at a higher statutory rate. In addition, the effective tax rate for 1997 was significantly impacted by the gain from the sale of our U.S. land-based well servicing operations, which was taxed at an effective rate of 36%.

  1997 COMPARED WITH 1996

     REVENUES. Revenues for 1997 increased $292.6 million, or 72%, as compared to 1996. This increase was due primarily to the expansion of our Gulf of Mexico and international operations as follows: (i) $201.3 million was related to the operations acquired in the Forasol acquisition in March 1997, (ii) $70.2 million was related to the operations of the mat-supported jackup rigs acquired in May 1997 and (iii) $50.0 million was related to the incremental full-year effect of the operations acquired in the April 1996 acquisition of Quitral-Co. The remaining increase in revenue was due to the net addition of five land-based drilling rigs and two barge rigs in South America combined with increased contract drilling dayrates from ongoing operations. This increase was partially offset by a reduction of $100.0 million in revenue related to the divestiture of our domestic land-based well servicing operations.

     OPERATING COSTS. Operating costs for 1997 increased $166.3 million, or 57%, as compared to 1996. This increase was due primarily to the acquisitions and asset purchases discussed above as follows: (i) $130.4 million was related to the operations acquired in the Forasol acquisition in March 1997, (ii) $30.1 million was related to the operations of the mat-supported jackup rigs acquired in May 1997 and (iii) $20.0 million was related to the incremental full-year effect of the operations acquired in the April 1996 acquisition of Quitral-Co. The remaining increase in operating costs was due to the net addition of four land-based drilling rigs and two barge rigs in South America combined with increased labor costs from ongoing operations in Venezuela. This increase in operating costs was partially offset by a reduction of $90.0 million related to the divestiture of our domestic land-based well servicing operations.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for 1997 increased $29.6 million, or 102%, as compared to 1996, primarily as a result of the acquisitions of Forasol, Quitral-Co and the mat-supported jackup rigs, and depreciation of new, refurbished and upgraded rigs placed in service during the year, which increase was partially offset by the sale of our domestic land-based well servicing operations.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs in 1997 increased approximately $28.5 million, or 63%, as compared to 1996, primarily as a result of the acquisitions of Forasol, Quitral-Co and the mat-supported jackup rigs, which increase was partially offset by the sale of our domestic land-based well servicing operations. As a percentage of revenues, total selling, general and administrative costs decreased from 11.1% for 1996 to 10.5% for 1997.

     OTHER INCOME (EXPENSE). Other income (expense) resulted in income of $47.2 million in 1997 as compared to expense of $9.3 million in 1996. Other income and expense included interest income, interest expense, net gains or losses from sale of assets, minority interests, foreign exchange gains or losses and other sources. We incurred a gain of $83.6 million from the sale of our domestic land-based well servicing operations in February 1997. This gain was partially offset by a charge of approximately $3.7 million relating to the induced conversion of $28.0 million of our 6 1/4% convertible subordinated debentures and other charges. Interest expense for 1997 increased $20.7 million, or 152%, as compared to 1996. This increase was due primarily to our issuance of $325 million in senior notes in May 1997. During 1997 we capitalized approximately $5.7 million in interest expense related to capital projects, as compared to approximately $2.0 million in 1996.

     INCOME TAX PROVISION (BENEFIT). Our consolidated effective income tax rate for 1997 was approximately 33%, as compared to approximately 26% for 1996. The increase in the effective tax rate resulted from the effects of (i) certain non-deductible amounts, primarily $3.7 million of costs related to the induced conversion of $28.0 million of our 6 1/4% convertible subordinated debentures,
(ii) an estimated effective combined U.S. federal and state income tax rate of 36% on the gain from the sale of our U.S. land-based well servicing operations and (iii) an estimated effective income tax rate of 29% on ongoing operations.

LIQUIDITY AND CAPITAL RESOURCES

     We had net working capital of $84.6 million and $103.7 million at December 31, 1998 and 1997, respectively. Our current ratio was 1.3 and 1.5 at December 31, 1998 and December 31, 1997, respectively.

     Capital expenditures in 1998 consisted primarily of the following (in millions):

New Construction.....................  $     313
Enhancements.........................        176
Sustaining...........................         59
Other................................          7
                                       ---------
                                             555
                                       ---------
Acquisitions:
     AMETHYST 1......................         85
     CPB (60% ownership).............         17
                                       ---------
                                             102
                                       ---------
          Total 1998 capital
        expenditures.................  $     657
                                       =========

     We expect to spend an additional $235 million during 1999 to complete construction of the PRIDE AFRICA and the PRIDE ANGOLA and an additional $35 million to complete certain other construction and refurbishment projects begun in 1998. We expect enhancement and sustaining capital expenditures in 1999 to be substantially lower than in 1998.

     In March 1997, we entered into a senior secured revolving credit facility with a group of banks (as amended and restated, the "Credit Facility") under which up to $100 million (including $25.0 million for letters of credit) was initially available. Availability under the Credit Facility is limited to a borrowing base based on the value of collateral. The Credit Facility is collateralized by our accounts receivable, inventory and other assets and those of our domestic subsidiaries, two-thirds of the stock of our foreign subsidiaries, the stock of our domestic subsidiaries and certain other assets. The Credit Facility terminates in December 2000. Borrowings under the Credit Facility bear interest at a variable rate based on either the prime rate or LIBOR, which was 9.00% at December 31, 1998.

     The Credit Facility limits our ability to incur additional indebtedness, create liens, enter into mergers and consolidations, pay cash dividends on our capital stock, make acquisitions, sell assets or change our business without prior consent of the lenders. Under the Credit Facility, we must maintain certain financial ratios, including (i) funded debt to EBITDA, (ii) funded debt to capitalization, (iii) adjusted EBITDA to debt service and (iv) minimum tangible net worth. As of December 31, 1998, advances totaling $39 million were outstanding under the Credit Facility. In September 1998, the credit facility was amended to allow the funding of the equipment loan for the PRIDE AFRICA. In connection with such amendment, availability under the Credit Facility was reduced to $50 million. In December 1998, the Credit Facility was further amended to allow, among other things, (i) the funding of the construction loan for the PRIDE ANGOLA, (ii) the sale and leaseback of the AMETHYST 1, and (iii) the giving of certain limited guarantees in connection with the financing of two of the newbuild Amethyst rigs.

     In connection with the construction of two new ultra-deepwater drillships, the PRIDE AFRICA and the PRIDE ANGOLA, the two joint venture companies in which we have a 51% interest have entered into financing arrangements with a group of banks providing that approximately $400 million of the drillships' total estimated construction cost of $470 million will be financed by loans that are, upon delivery of the drillships, without recourse to the joint venture participants. During the construction period, the lenders could have recourse to us with respect to an aggregate of up to $310 million of such loans. As of December 31, 1998, $120 million was outstanding under the construction period loans. We estimate that our total equity investment in the joint ventures will be approximately $38 million. We can give no assurance, however, that additional capital will not be required to complete construction of the drillships.

     A joint venture company in which we have a 30% interest has entered into a financing arrangement with a group of foreign lenders to provide up to $240 million of the $370 million estimated cost of the two Amethyst rigs under construction in South Korea. Equity contributions by us and our joint venture partner have provided $30 million of such cost. We and our joint venture partner also have committed to find, by October 30, 1999, a third-party funding source for the remaining $100 million or to fund any shortfall in proportion to our respective ownership interests. Accordingly, our liability under such commitment is limited to $30 million. We are pursuing alternative sources for such financing, but there is no assurance that third-party funds will be obtained. In addition, we have provided certain other guarantees, including (1) a guarantee of payment of up to $32.4 million of the loans; (2) a guarantee of cost overruns of up to an aggregate of $6 million; (3) a guarantee of the cost of the two rigs in excess of related refund guarantees supporting their construction contracts and (4) certain other financial and operating-related guarantees.

     The financing is structured as separate loans to the subsidiaries of the joint venture owning the rigs, cross-collateralized and cross-guaranteed, with a nine-year term. The interest rate for the loans is 12.0% during the construction period and 11.0% upon commencement of operations. As of December 31, 1998, the lenders had advanced $94.7 million. Future advances are subject to the satisfaction of conditions specified in the loan agreements, including satisfactory progress in the rigs' construction.

     In addition, the joint venture has received a commitment from the United States Maritime Administration ("MARAD") to provide a guarantee of obligations for both construction period and mortgage period financing relating to the construction of the two Amethyst rigs under construction in the United States. The MARAD guarantee covers approximately $300 million of the estimated $340 million cost of the vessels. The joint venture has engaged an arranger for the construction period financing and a placement agent for the mortgage period financing. In connection with the MARAD financing, we have agreed to guarantee payment of up to $20.5 million of late delivery penalties that are accruing and may be payable under the charter and service contracts related to these two rigs.

     The joint venture has contracts with Petrobras to provide two additional deepwater rigs. The joint venture originally intended to build two additional Amethyst-class rigs. Construction contracts with respect to those two rigs were terminated, however, after the shipyard at which the rigs were to be constructed filed for protection from its creditors. The joint venture partners are currently evaluating alternatives relating to these two contracts, which include: (a) chartering other rigs currently available in the market to fulfill the related Petrobras charter and service contracts, (b) constructing these two additional Amethyst-class rigs at another shipyard or (c) undertaking other mutually acceptable means of fulfilling the charter and service contracts for those two rigs. We can give no assurance, however, that any of these efforts will be successful.

     In April 1998, we completed a public sale of zero coupon convertible subordinated debentures. The net proceeds from the sale, after deducting underwriting discounts and offering expenses, amounted to approximately $223.1 million. The debentures, which mature on April 24, 2018, are convertible into our common stock at a conversion rate of 13.794 shares of common stock per $1,000 principal amount at maturity. At maturity, the amortized aggregate amount payable under the debentures including accrued original issue discount would be approximately $588.1 million. The sale of the debentures was pursuant to a "shelf" registration statement under the Securities Act of 1933 pursuant to which we may issue up to an additional $270 million of securities consisting of any combination of our debt securities, common stock and preferred stock.

     In October 1998, we purchased the semisubmersible rig AMETHYST 1 for $85 million. The purchase price consisted of $63.7 million in cash, with the balance financed by a $21.3 million note convertible into our common stock at a conversion price of $28.50 per share for the first year and decreasing $1.00 per share annually thereafter until maturity. The convertible note also bears interest at 6% per annum for the first year and escalates 1% per annum annually commencing December 1, 1998. The note matures on September 1, 2001, and no principal payments are required until maturity.

     In February 1999, we completed the sale and leaseback of the AMETHYST 1, pursuant to which we received $97 million in cash. The lease is for a maximum term of 13 years, and we have options to purchase the rig exercisable at the end of 8 1/2 years and at the end of the maximum term. Annual rentals on this transaction range from $11.7 million to $15.9 million. Approximately $40 million of the proceeds were used to repay the balance outstanding under the Credit Facility, with the remainder being held for general corporate purposes.

     Management believes that the cash generated from our operations, together with borrowings under the Credit Facility, will be adequate to fund normal ongoing capital expenditure, working capital and debt service requirements. From time to time, we may review possible expansion and acquisition opportunities relating to our business segments. While we have no definitive agreements to acquire additional equipment, suitable opportunities may arise in the future. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. From time to time, we have one or more bids outstanding for contracts that could require significant capital expenditures and mobilization costs. We expect to fund acquisitions and project opportunities primarily through a combination of working capital, cash flow from operations and full or limited recourse debt or equity financing.

ACCOUNTING MATTERS

     We have adopted Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information" and SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" for the year ended December 31, 1998. The adoption of these disclosure standards did not have a material impact on our consolidated financial statements.

YEAR 2000 ISSUE

     BACKGROUND. The "Year 2000" problem refers to the inability of certain computer systems and other equipment with embedded chips or processors to correctly interpret dates after December 31, 1999. Business systems that are not Year 2000 compliant would not be able to correctly process some date-sensitive data or, in extreme situations, could cause the entire system to be disabled.

     OVERALL GOALS AND OBJECTIVES. Our goal is to have all of our significant systems functioning properly with respect to the Year 2000 problem and to develop contingency plans in the event of disruptions caused by the Year 2000 problem before December 31, 1999. We have established a global task force of key employees at each location to ensure the goal is met. We expect that we will upgrade or replace a majority of our existing significant systems during this process. The task force will also develop the contingency plans as required. These overall goals and objectives are referred to as our "Year 2000 Project Plan."

     YEAR 2000 PROJECT PLAN.  The phases of our Year 2000 Project Plan include:

      o identifying, inventorying and assigning priorities to existing significant systems

      o determining and implementing the new Year 2000 compliant systems that we will use throughout the company

      o  assessing all remaining Year 2000 risks

      o resolving and correcting remaining Year 2000 problems with upgrades or replacements

      o  testing the Year 2000 upgrades or replacements

      o conducting Year 2000 surveys of significant customers, suppliers and business partners

      o  developing and testing Year 2000 contingency plans

     Currently, each phase is in various stages of completion. We estimate that our Year 2000 Project Plan is at least 75% complete.

     BUSINESS SYSTEMS: OPERATIONAL. Part of the Year 2000 Project Plan includes performing an inventory of each drilling rig's critical systems. We are in the process of fully developing and evaluating this inventory, and compiling written documentation regarding compliance. We believe that most of our rigs are Year 2000 compliant, but a full assessment is currently being performed. At this time, we are not able to reasonably assess a likely worst case Year 2000 scenario related to our drilling rigs.

     KEY BUSINESS PARTNERS. We have initiated communication with our key business partners to seek Year 2000 readiness assurances and to determine the extent to which their failure to correct their own Year 2000 problems could affect us. Our key business partners include suppliers whose critical function is to provide drilling rig equipment essential to the operation of a rig. In the event replacement parts that we do not have in inventory are required for a rig and we are unsuccessful in purchasing the equipment from our suppliers, the rig could experience idle time resulting in loss of revenue.

     Key business partners also include our customers. Any disruption in the revenue stream generated by our customers could impact our cash flow, results of operations and financial position. Other key business partners also include strategic suppliers whose critical function is to provide systems that are Year 2000 compliant and consultants who can advise and assist us in the implementation of the systems. Any Year 2000 problems with these systems could affect us adversely in terms of lost time or even loss of revenues.

     We cannot guarantee that any Year 2000 problems in other key business partners' systems on which we rely will be timely resolved, nor can we inspect the companies' Year 2000 efforts or independently verify their representations to us. In addition, we cannot foretell the effect on our business operations from the failure of systems owned by others, from the delivery of inaccurate information from other companies or from the inability of their systems to interface with our systems. Accordingly, we cannot guarantee that other companies' failure to resolve their Year 2000 problems would not have a material adverse effect on us. We are, however, in the process of assessing these risks.

     COSTS. As of March 18, 1999, we had incurred approximately $8 million in costs primarily for new hardware, new software licenses and outside consultants. Such equipment and systems, which were planned for installation regardless of Year 2000 considerations, are Year 2000 compliant. We estimate that we will incur approximately $5 million of such additional costs in 1999.

     RISKS. Our expectations regarding the Year 2000 are subject to uncertainties that could affect our results of operations or financial condition. Success depends on many factors, some of which are outside our control. Despite reasonable efforts, we cannot assure that we will not experience any disruptions or otherwise be adversely affected by Year 2000 problems. While we presently do not expect any catastrophic failures of any of our systems, we cannot provide any assurances that such failures will not occur.

     CONTINGENCY PLANS. We are developing contingency plans for systems and certain processes that are highly and moderately critical to the business operations. The contingency plans will encompass alternative courses of action, with limited reliance on computer software and hardware, in the event that certain of our systems or processes are not Year 2000 compliant.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. These risks arise primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in interest rates and foreign currency exchange rates as discussed below. We entered into these instruments other than for trading purposes.

     INTEREST RATE RISK. We are exposed to interest rate risk through our convertible and fixed rate long-term debt. The fair market value of fixed rate debt will increase as prevailing interest rates decrease. The fair value of our long-term debt is estimated based on quoted market prices, where applicable, or based on the present value of expected cash flows relating to the debt discounted at rates currently available to us for long-term borrowings with similar terms and maturities. The estimated fair value of our long-term debt as of December 31, 1998 was approximately $818 million, which is less than its carrying value of $947 million. A hypothetical 10% decrease in interest rates and a 10% increase in quoted market prices would increase the fair market value of our long-term debt by approximately $46 million.

     FOREIGN CURRENCY EXCHANGE RATE RISK. We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which expose us to foreign exchange rate risk. We utilize forward exchange contracts, local currency borrowings and the payment structure of customer contracts to selectively hedge our exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currencies. A hypothetical 10% decrease in the U.S. dollar relative to the value of all foreign currencies as of December 31, 1998 would result in an approximate $3.0 million decrease in the fair value of our forward exchange contracts. We do not hold or issue forward exchange contracts or other derivative financial instruments for speculative purposes.

                           FORWARD-LOOKING STATEMENTS

     This Report includes statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this Report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future, including such matters as future capital expenditures and investments in the construction, acquisition and refurbishment of rigs (including the amount and nature thereof and the timing of completion thereof), repayment of debt, expansion and other development trends of the contract drilling industry, business strategies, expansion and growth of operations and other such matters, are forward-looking statements. These statements are based on assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including those discussed herein, general economic and business conditions, prices of oil and gas, foreign exchange controls and currency fluctuations, the business opportunities (or lack thereof) that may be presented to and pursued by us, changes in laws or regulations and other factors, many of which are beyond our control. Please read "Business -- Risk Factors." We caution prospective investors that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Pride International, Inc.:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in the shareholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of Pride International, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.

                                                         PricewaterhouseCoopers
LLP

Houston, Texas
March 30, 1999

                           PRIDE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                              DECEMBER 31,
                                       --------------------------
                                           1998          1997
                                       ------------  ------------
               ASSETS
CURRENT ASSETS
     Cash and cash equivalents.......  $     86,540  $     74,395
     Trade receivables, net..........       187,351       194,973
     Parts and supplies..............        29,161        26,899
     Deferred income taxes...........         1,320         2,252
     Other current assets............        65,410        35,691
                                       ------------  ------------
          Total current assets.......       369,782       334,210
                                       ------------  ------------
PROPERTY AND EQUIPMENT, net..........     1,725,787     1,171,647
                                       ------------  ------------
OTHER ASSETS
     Investments in and advances to
      affiliates.....................        48,582         9,092
     Goodwill and other intangibles,
      net............................         3,418         3,623
     Other assets....................        44,598        22,929
                                       ------------  ------------
          Total other assets.........        96,598        35,644
                                       ------------  ------------
                                       $  2,192,167  $  1,541,501
                                       ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable................  $    151,514  $     94,736
     Accrued expenses................        79,794        64,994
     Short-term borrowings...........        16,522        21,055
     Current portion of long-term
      debt...........................        27,452        38,890
     Current portion of long-term
      lease obligations..............         9,897        10,802
                                       ------------  ------------
          Total current
              liabilities............       285,179       230,477
                                       ------------  ------------
OTHER LONG-TERM LIABILITIES..........        48,987        28,911
LONG-TERM DEBT, net of current
  portion............................       630,520       428,603
LONG-TERM LEASE OBLIGATIONS, net of
  current portion....................        50,148        42,772
6 1/4% CONVERTIBLE SUBORDINATED
  DEBENTURES.........................        52,480        52,500
ZERO COUPON CONVERTIBLE SUBORDINATED
  DEBENTURES.........................       237,327       --
DEFERRED INCOME TAXES................       101,302        72,313
MINORITY INTEREST....................        22,822           768
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY.................
     Common stock, no par value;
      100,000,000 shares authorized;
       50,437,261 and 50,097,120
      shares issued and 50,383,041
      and
       50,042,900 shares outstanding,
      respectively...................             1             1
     Paid-in capital.................       523,674       522,946
     Treasury stock, at cost.........          (191)         (191)
     Retained earnings...............       239,918       162,401
                                       ------------  ------------
          Total shareholders'
              equity.................       763,402       685,157
                                       ------------  ------------
                                       $  2,192,167  $  1,541,501
                                       ============  ============

   The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            YEAR ENDED DECEMBER 31,
                                       ----------------------------------
                                          1998        1997        1996
                                       ----------  ----------  ----------
REVENUES.............................  $  835,563  $  699,788  $  407,174
OPERATING COSTS......................     529,844     458,861     292,599
                                       ----------  ----------  ----------
     Gross Margin....................     305,719     240,927     114,575
DEPRECIATION AND AMORTIZATION........      79,931      58,661      29,065
SELLING, GENERAL AND
  ADMINISTRATIVE.....................      84,825      73,881      45,368
                                       ----------  ----------  ----------
EARNINGS FROM OPERATIONS.............     140,963     108,385      40,142
                                       ----------  ----------  ----------
OTHER INCOME (EXPENSE)
     Other income....................       1,206      77,844       1,902
     Interest income.................       5,850       3,773       2,410
     Interest expense................     (45,776)    (34,368)    (13,635)
                                       ----------  ----------  ----------
          Total other income
             (expense), net..........     (38,720)     47,249      (9,323)
                                       ----------  ----------  ----------
EARNINGS BEFORE INCOME TAXES.........     102,243     155,634      30,819
INCOME TAX PROVISION.................      24,726      51,639       8,091
                                       ----------  ----------  ----------
NET EARNINGS.........................  $   77,517  $  103,995  $   22,728
                                       ==========  ==========  ==========
NET EARNINGS PER SHARE...............
     Basic...........................  $     1.55  $     2.42  $      .85
     Diluted.........................  $     1.39  $     2.16  $      .77
WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic...........................      50,135      43,036      26,719
     Diluted.........................      60,851      49,143      33,755

   The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                            COMMON STOCK                  TREASURY                    TOTAL
                                          ----------------    PAID-IN      STOCK      RETAINED    SHAREHOLDERS'
                                          SHARES    AMOUNT    CAPITAL     AT COST     EARNINGS       EQUITY
                                          ------    ------    --------    --------    --------    -------------
BALANCE -- DECEMBER 31, 1995............  24,809     $  1     $ 95,751     $ (191)    $ 35,678      $ 131,239
     Net earnings.......................    --       --          --         --          22,728         22,728
     Issuance of common stock in public
       offerings........................   3,450     --         45,641      --           --            45,641
     Issuance of common stock in
       connection with acquisition......       4     --             29      --           --                29
     Exercise of stock options..........     255     --          1,338      --           --             1,338
     Tax benefit of non-qualified stock
       options..........................    --       --            822      --           --               822
                                          ------    ------    --------    --------    --------    -------------
BALANCE -- DECEMBER 31,1996.............  28,518        1      143,581       (191)      58,406        201,797
     Net earnings.......................    --       --          --         --         103,995        103,995
     Issuance of common stock in public
       offerings........................   7,257     --        168,400      --           --           168,400
     Issuance of common stock in
       connection with acquisition......  11,099     --        172,422      --           --           172,422
     Issuance of common stock in
       connection with conversion of
       debentures.......................   2,286     --         27,463      --           --            27,463
     Exercise of stock options..........     883     --          6,138      --           --             6,138
     Tax benefit of non-qualified stock
       options..........................    --       --          4,942      --           --             4,942
                                          ------    ------    --------    --------    --------    -------------
BALANCE -- DECEMBER 31, 1997............  50,043        1      522,946       (191)     162,401        685,157
     Net earnings.......................    --       --          --         --          77,517         77,517
     Issuance of common stock in
       connection with conversion of
       debentures.......................       2     --             20      --           --                20
     Exercise of stock options..........     338     --            689      --           --               689
     Tax benefit of non-qualified stock
       options..........................    --       --             19      --           --                19
                                          ------    ------    --------    --------    --------    -------------
BALANCE -- DECEMBER 31, 1998............  50,383     $  1     $523,674     $ (191)    $239,918      $ 763,402
                                          ======    ======    ========    ========    ========    =============

   The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                              YEAR ENDED DECEMBER 31,
                                       -------------------------------------
                                          1998         1997         1996
                                       -----------  -----------  -----------
OPERATING ACTIVITIES
     Net earnings....................  $    77,517  $   103,995  $    22,728
     Adjustments to reconcile net
       earnings to net cash provided
       by operating activities --
          Depreciation and
             amortization............       79,931       58,661       29,065
          Discount amortization on
             zero coupon convertible
             subordinated
             debenture...............        7,327      --           --
          Gain on sale of assets.....       (2,626)     (83,845)        (815)
          Effect of exchange rates...       (2,080)       3,736         (437)
          Deferred tax provision.....       34,414       13,692        5,882
          Minority interest..........          (59)     --           --
          Changes in assets and
             liabilities, net of
             effects of
             acquisitions --
               Trade receivables.....        7,622      (37,963)     (16,438)
               Parts and supplies....       (2,262)         743       (2,303)
               Other current
                  assets.............      (22,819)     --            (2,330)
               Other assets..........      (21,721)     (11,696)     --
               Accounts payable......        4,902       32,304         (735)
               Accrued expenses and
                  other..............       14,819      (19,063)     (13,400)
                                       -----------  -----------  -----------
                     Net cash
                       provided by
                       operating
                       activities....      174,965       60,564       21,217
                                       -----------  -----------  -----------
INVESTING ACTIVITIES
     Purchase of net assets of
       acquired entities, including
       acquisition costs, less cash
       acquired......................      (17,000)    (360,412)    (119,067)
     Purchases of property and
       equipment.....................     (574,257)    (268,307)     (61,711)
     Proceeds from dispositions of
       property and equipment........       14,948      131,536       14,438
     Proceeds from sales of
       short-term investments........      --               836        6,047
     Investments in affiliates.......      (44,906)      (9,020)     --
     Purchases of short-term
       investments...................      --              (686)      (1,045)
                                       -----------  -----------  -----------
                     Net cash used in
                       investing
                       activities....     (621,215)    (506,053)    (161,338)
                                       -----------  -----------  -----------
FINANCING ACTIVITIES
     Proceeds from issuance of common
       stock.........................      --           168,400       45,641
     Proceeds from exercise of stock
       options.......................          689        6,138        1,338
     Proceeds from minority interest
       owners........................       22,113      --           --
     Proceeds from issuance of
       convertible subordinated
       debentures....................      223,080      --            77,585
     Proceeds from debt borrowings...      372,886      533,145       89,362
     Reduction of debt...............     (160,393)    (198,965)     (72,066)
     Other...........................           20          856         (724)
                                       -----------  -----------  -----------
                     Net cash
                       provided by
                       financing
                       activities....      458,395      509,574      141,136
                                       -----------  -----------  -----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS........................       12,145       64,085        1,015
CASH AND CASH EQUIVALENTS, beginning
  of period..........................       74,395       10,310        9,295
                                       -----------  -----------  -----------
CASH AND CASH EQUIVALENTS, end of
  period.............................  $    86,540  $    74,395  $    10,310
                                       ===========  ===========  ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION AND BASIS OF PRESENTATION

     Pride International, Inc. (the "Company") is a Louisiana corporation which was organized in 1988 as the successor to a company originally incorporated in 1968. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments having maturities of three months or less at the date of purchase to be cash equivalents.

  PARTS AND SUPPLIES

     Parts and supplies consist of spare rig parts and supplies held for use in operations and are valued at the lower of weighted average cost or estimated market value.

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

                                        YEARS
                                        -----
Rigs and rig equipment...............   5-25
Transportation equipment.............    3-7
Buildings and improvements...........   10-20
Furniture and fixtures...............     5

     Rigs and rig equipment have salvage values ranging from $150,000 to $8,000,000 with such values not exceeding 10% of the acquisition cost of the rig.

  GOODWILL AND OTHER INTANGIBLES

     Goodwill represents the cost in excess of fair value of the net assets of companies acquired and is being amortized using the straight line method over ten to fifteen years. Other intangible assets represent costs allocated to service contracts, employment contracts, covenants not to compete and client lists acquired in business acquisitions. Other intangible assets are being amortized using the straight line method over their estimated useful lives, which range from three to ten years.

  REVENUE RECOGNITION

     The Company recognizes revenue as services are performed based upon contracted day rates and the number of operating days during the period. Revenues from turnkey contracts are generally recognized upon completion.

  INCOME TAXES

     The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) are determined based on the difference between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the asset is recovered or the liability is settled.

  FOREIGN CURRENCY TRANSLATION

     The Company accounts for translation of foreign currency in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign
Currency Translation." The Company's Venezuelan and certain other foreign operations are in a "highly inflationary" economy resulting in the use of the U.S. dollar as the functional currency. Therefore, certain assets of this operation are translated at historical exchange rates and all translation gains or losses are reflected in the period's results of operations. In the other countries in which the Company operates, the local currency is considered the functional currency. Translation of assets and liabilities in these countries is made at the prevailing exchange rate as of the balance sheet date. Revenues and expenses are translated at the average rate of exchange on a monthly basis and the resulting gain or loss is included in the results of operations. To mitigate the effect of fluctuations in exchange rates, the Company utilizes a protective hedge program which is designed to hedge certain identifiable assets and obligations, primarily French denominated expenditures.

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

  STOCK-BASED COMPENSATION

     Pursuant to APB No. 25, the Company measures the compensation cost, if any, associated with stock compensation transactions using the intrinsic value method.

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued by the Financial Accounting Standards Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize those instruments at fair value. The standard is effective for fiscal years beginning after June 15, 1999. This pronouncement is not anticipated to have a material effect on the Company's financial position, results of operations or cash flows.

2.  PROPERTY AND EQUIPMENT

     Property and equipment as of December 31, 1998 and 1997 consisted of the following:

                                              DECEMBER 31,
                                       --------------------------
                                           1998          1997
                                       ------------  ------------
                                             (IN THOUSANDS)
Land.................................  $      3,248  $      2,812
Rigs and rig equipment...............     1,419,372     1,170,783
Transportation equipment.............        16,747        12,612
Buildings............................        10,806         8,374
Other................................           630           828
Construction-in-progress.............       440,487        77,918
                                       ------------  ------------
                                          1,891,290     1,273,327

Accumulated depreciation and
  amortization.......................      (165,503)     (101,680)
                                       ------------  ------------
     Net property and equipment......  $  1,725,787  $  1,171,647
                                       ============  ============

     As of December 31, 1998, construction-in-progress was primarily attributable to the construction of two drillships, the refurbishment of four offshore jackup drilling rigs, the refurbishment of sixteen land-based drilling and workover rigs and upgrades of the Company's computer systems. As of December 31, 1997, construction-in-progress was primarily attributable to the acquisition and refurbishment of a tender-assisted barge and a drillship, the construction and refurbishment of three platform offshore rigs and three land-based drilling and workover rigs and the refurbishment of certain newly acquired offshore jackup drilling rigs.

     The Company capitalizes interest applicable to the construction of significant additions to property and equipment. For the years ended December 31, 1998, 1997 and 1996, total interest incurred was $62,139,000, $40,018,000 and $15,550,000, respectively, of which $16,363,000, $5,650,000 and $1,915,000, respectively, was capitalized.

     During the years ended December 31, 1998, 1997 and 1996, maintenance and repair costs included in operating costs on the accompanying consolidated statement of operations were $61,699,000, $51,429,000 and $32,698,000, respectively.

3.  ACQUISITIONS AND DISPOSITIONS

     In October 1998, the Company purchased for $85 million the AMETHYST 1, a dynamically positioned, self-propelled semisubmersible drilling rig.

     In July 1998, the Company acquired 60% of a Bolivian company, Compania Boliviana de Perforacion S.A.M. ("CBP"), pursuant to a joint initiative with the Bolivian national oil company, Yacimientos Petroliferos Fiscales Bolivianos ("YPFB"). CBP was capitalized through the contribution of 13 land-based drilling and workover rigs, oilfield trucks and other related drilling assets by YPFB and $17 million of cash by the Company.

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In May 1997, the Company acquired 13 mat-supported jackup drilling rigs (the "Jackup Rigs") for approximately $269,000,000 in cash. The acquisition was financed through the sale of Senior Notes (as defined below) and common stock, which was completed concurrently with the acquisition.

     In March 1997, the Company acquired the operating subsidiaries of Forasol-Foramer N.V. (collectively, "Forasol") for aggregate consideration of $285,644,000, consisting of $113,222,000 in cash and 11,099,191 shares of common stock valued at $172,422,000, based on the approximate market value of the common stock immediately prior to the date of the agreement of $15.50 per share.

     The assets acquired and liabilities assumed in the Forasol acquisition were as follows:

                                         ASSETS (LIABILITIES)
                                        ----------------------
                                            (IN THOUSANDS)
Cash and cash equivalents............          $ 13,438
Trade receivables....................            56,831
Deferred income taxes................             2,012
Other current assets.................            18,624
Property and equipment...............           369,527
Investments in affiliates............             9,431
Other assets.........................             5,227
Accounts payable.....................           (30,514)
Accrued expenses.....................           (57,053)
Short-term borrowings................           (15,354)
Long-term debt.......................           (31,361)
Long-term lease obligations..........           (35,514)
Other long-term liabilities..........            (4,805)
Deferred income taxes................           (12,721)
Minority interest....................            (2,124)
                                        ----------------------
     Net assets acquired.............          $285,644
                                        ======================

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

     Unaudited pro forma results of operations assuming the acquisitions of Forasol and the Jackup Rigs and the sale of the Company's U.S. land-based well servicing operations had occurred on January 1, 1997, are as follows:

                                              YEAR ENDED
                                          DECEMBER 31, 1997
                                        ----------------------
                                        (IN THOUSANDS, EXCEPT
                                          PER SHARE AMOUNTS)
Revenues.............................          $755,952
Net earnings.........................          $ 52,050
Earnings per share
     Basic...........................          $   1.12
     Diluted.........................          $   1.03

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The pro forma results of operations presented above do not purport to be indicative of the results of operations of the Company that might have occurred if such transactions had occurred as of January 1, 1997, nor are they indicative of future results.

4.  DEBT

  SHORT-TERM BORROWINGS

     The Company has agreements with several banks for short-term lines of credit denominated in U.S. dollars, French francs and Argentine pesos. The facilities are renewable annually and bear interest at variable rates based on LIBOR for the U.S. dollar and Argentine peso denominated facilities, and PIBOR for the French franc denominated facilities. The interest rates on such borrowings at December 31, 1998 range from 5.57% to 11.00%. As of December 31, 1998, $16,522,000 was outstanding under these facilities and $30,996,000 was available.

  LONG-TERM DEBT

     Long-term debt at December 31, 1998 and 1997 consisted of the following:

                                            DECEMBER 31,
                                       ----------------------
                                          1998        1997
                                       ----------  ----------
                                           (IN THOUSANDS)
Senior Notes.........................  $  325,000  $  325,000
Collateralized term loans............      70,558      79,009
Limited-recourse collateralized term
  loans..............................      31,112      35,210
Senior convertible note..............      21,250      --
Drillship construction loans.........     158,866      --
Other notes payable:
     Note payable to sellers.........      --          11,000
     Eximbank notes payable..........       5,396       6,533
     Notes payable...................       3,881       6,704
     Loan obligations to customers...       2,909       4,037
Revolving credit facility............      39,000      --
                                       ----------  ----------
                                          657,972     467,493
Current portion of long-term debt....      27,452      38,890
                                       ----------  ----------
     Long-term debt, net of current
      portion........................  $  630,520  $  428,603
                                       ==========  ==========

  SENIOR NOTES

     In May 1997, the Company issued $325,000,000 of 9 3/8% Senior Notes due May 1, 2007 (the "Senior Notes"). Interest on the Senior Notes is payable semi-annually on May 1 and November 1 of each year. The Senior Notes are not redeemable prior to May 1, 2002, after which they will be redeemable, in whole or in part, at the option of the Company at redemption prices starting at 104.688% and declining to 100% by May 1, 2005. In the event the Company consummates a public equity offering on or prior to May 1, 2000, the Company at its option may use all or a portion of the proceeds from such public equity offering to redeem up to $108,333,000 principal amount of the Senior Notes at a redemption price equal to 109.375% of the aggregate principal amount thereof, together with accrued and unpaid interest to the date of redemption. As of December 31, 1998, the outstanding principal amount of the Senior Notes had a fair value of approximately $303,200,000.

     The indenture governing the Senior Notes contains provisions which limit the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, enter into mergers and consolidations, pay cash dividends on its capital stock, make acquisitions, sell assets or change its business.

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     In connection with the March 1997 Forasol acquisition, the Company assumed certain borrowing arrangements with various banks, including a $20 million bank loan, payable in semi-annual installments beginning August 1995 through 2002. The loan bears interest at a stated rate of six-month LIBOR plus a margin ranging from 1.25% to 2.50%. In conjunction with this loan, the Company simultaneously entered into an interest rate swap agreement which fixed the rate of interest on this loan at 7.55% over the term of the debt agreement. A semisubmersible rig is pledged as security for this loan. The Company also assumed a $30 million bank loan, secured by another semisubmersible rig, payable in semi-annual installments beginning May 1997 through 2003, which bears interest at a rate of six-month LIBOR plus a margin ranging from 1.00% to 2.00%, depending on the day rate earned and the amount outstanding under the facility as it relates the market value of the rig.

  LIMITED-RECOURSE COLLATERALIZED TERM LOANS

     The limited-recourse collateralized term loans are collateralized by two of the Company's drilling/workover barge rigs and related charter contracts. The loans are being repaid from the proceeds of the related charter contracts in equal monthly installments of principal and interest through July 2004. In addition, a portion of contract proceeds is being held in trust to assure that timely payment of future debt service obligations is made. At December 31, 1998, $2,435,000 of such contract proceeds, which amount is included in cash and cash equivalents on the accompanying consolidated balance sheet, are being held in trust as security for the lenders, and are not presently available for use by the Company.

  SENIOR CONVERTIBLE NOTE

     In connection with the purchase of the AMETHYST 1 in October 1998, the Company issued to the seller a $21.3 million senior note convertible into common stock at a conversion price of $28.50 per share during the first year and decreasing $1.00 per share annually thereafter until maturity. The senior convertible note bears interest at 6% per annum for the first year and escalates 1% per annum thereafter until maturity. Interest is payable semi-annually on December 1 and June 1 of each year commencing December 1, 1998. The note matures on September 1, 2001 and no principal payments are required until maturity.

  DRILLSHIP CONSTRUCTION LOANS

     During 1998, the Company entered into two separate financing arrangements with a group of banks to provide up to $310 million in loans to acquire certain equipment currently being installed on the PRIDE AFRICA and PRIDE ANGOLA, two ultra-deepwater drillships under construction referred to in Note 2. The loans are secured by such equipment and bear interest at a rate of LIBOR plus 1.25% per annum, which was 6.53% at December 31, 1998.

     The Company has also utilized $40 million in certain short-term borrowings to acquire equipment also currently being installed on the two drillships. Upon acceptance (as defined) of this acquired equipment, these short-term borrowings will be repaid out of a portion of the drillship construction loans discussed above.

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company has agreed to sell such equipment to the two joint ventures formed to construct, own and operate the drillships on or before the date of acceptance by the operator of the drillships, which is anticipated to be mid-1999 for the PRIDE AFRICA and early 2000 for the PRIDE ANGOLA. Through the two joint ventures in which the Company has a 51% ownership interest, the Company has arranged a commitment from a group of banks for long-term financing of the acquisition of the two drillships. The proceeds from that financing will be used to repay the drillship construction loans. Accordingly, the Company has classified these drillship construction loans and related short-term borrowings as long-term.

  OTHER NOTES PAYABLE

     Other notes payable consists of an acquisition note payable to sellers, Eximbank loans for the purchase and import of goods manufactured in the United States into other countries, notes payable in connection with financed insurance premiums and miscellaneous loan obligations to customers.

  REVOLVING CREDIT FACILITY

     The Company maintains a revolving credit facility with a group of banks (the "Credit Facility") which provides for availability of up to $50 million (including $25 million for letters of credit). Availability under the Credit Facility is limited to a borrowing base based on the value of collateral. The Credit Facility is collateralized by the accounts receivable, inventory and intangibles of the Company and its domestic subsidiaries, two-thirds of the stock of the Company's foreign subsidiaries, the stock of the Company's domestic subsidiaries and certain other assets. The Credit Facility terminates December 2000. Borrowings under the Credit Facility bear interest at a variable rate based on either the prime rate or LIBOR and was 9.00% at December 31, 1998.

     The Credit Facility limits the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, enter into mergers and consolidations, pay cash dividends on the Company's capital stock, make acquisitions, sell assets or change its business without prior consent of the lenders. Under the Credit Facility, the Company must maintain certain financial ratios, including (i) funded debt to pro forma EBITDA, (ii) funded debt to capitalization, (iii) adjusted EBITDA to debt service and (iv) minimum tangible net worth.

  6 1/4% CONVERTIBLE SUBORDINATED DEBENTURES

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

     During 1997, an aggregate of $28,000,000 principal amount of the debentures were converted into 2,285,712 shares of common stock. In connection therewith, the Company paid an aggregate of $3,732,000 in cash to induce such conversions. Such amount has been included in other income in the accompanying consolidated statement of operations for 1997. In addition, $917,000 of deferred offering costs associated with the debentures converted has been charged against additional paid-in capital in the accompanying consolidated balance sheet at December 31, 1997. As of December 31, 1998, the outstanding principal amount of the debentures had a fair value of approximately $43,600,000.

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Future maturities of long-term debt and convertible subordinated debentures are as follows:

                                            AMOUNT
                                        --------------
                                        (IN THOUSANDS)
1999.................................      $ 27,452
2000.................................        85,112
2001.................................        62,616
2002.................................        35,503
2003.................................        31,174
Thereafter...........................       416,115
                                        --------------
     Total long-term debt............      $657,972
                                        ==============

  ZERO COUPON CONVERTIBLE SUBORDINATED DEBENTURES

     In April 1998, the Company completed a public sale of zero coupon convertible subordinated debentures. The net proceeds to the Company in connection with the sale, after deducting underwriting discounts and offering expenses, amounted to approximately $223,100,000. The issue price of $391.06 for each debenture represents a yield to maturity of 4.75% per annum (computed on a semiannual bond equivalent basis) calculated from the issue date. The debentures, which mature on April 24, 2018, are convertible into common stock of the Company at a conversion rate of 13.794 shares of common stock per $1,000 principal amount at maturity. At the maturity date, the aggregate amount payable would be $588,145,000. The Company will become obligated to purchase the debentures, at the option of the holders, in whole or in part, on April 24, 2003, 2008 and 2013 at a price per debenture of $494.52, $625.35 and $790.79, respectively, settled either in cash, common stock or a combination thereof at the option of the Company. On or subsequent to April 24, 2003, the debentures are redeemable at the option of the Company, in whole or in part, for cash at a price equal to the issue price plus accrued original issue discount to the date of redemption. As of December 31, 1998, the outstanding principal amount of the debentures had a fair value of approximately $139,700,000.

5.  LEASES

     The Company has entered into agreements with a financial institution for the sale and leaseback of certain equipment used in the Company's business. The Company has received aggregate proceeds of $15,900,000 pursuant to these facilities attributable to two offshore platform rigs placed in service in 1996. The Company has purchase and lease renewal options at projected future fair market values under the agreements. The leases have been classified as operating leases for financial statement purposes. The net book value of the equipment has been removed from the balance sheet and the excess of funding over such net book value has been deferred and is being amortized as a reduction of lease expense over the maximum lease term of five years. Rentals on these transactions total $3,071,000 annually.

     Rental expense for operating leases for equipment, vehicles and various facilities of the Company for the years ended December 31, 1998, 1997 and 1996 were $21,191,000, $26,760,000 and $19,449,000, respectively.

     In connection with the acquisition of Forasol, the Company assumed a capital lease obligation pursuant to a sale and leaseback agreement of three tender-assisted rigs. The obligation is payable in semiannual installments through October 2002, and bears interest at 7.67%. In October 1997, the lease was increased by $11,000,000 attributable to the financing of a new derrick set for a tender-assisted rig. The obligation is repayable in semiannual installments through October 2002, and bears interest at 7.80%.

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Future maturities of capital lease obligations are as follows:

                                            AMOUNT
                                        --------------
                                        (IN THOUSANDS)
1999.................................      $ 14,466
2000.................................        14,466
2001.................................        14,466
2002.................................        14,466
2003.................................         4,315
Thereafter...........................        12,113
                                        --------------
                                             74,292
Less amounts representing interest...       (14,247)
                                        --------------
Total capital lease obligations......        60,045
Current portion of long-term lease
  obligations........................         9,897
                                        --------------
Long-term lease obligations, net of
  current portion....................      $ 50,148
                                        ==============

6.  FINANCIAL INSTRUMENTS

     The Company's operations are subject to foreign exchange risk principally related to the Argentine peso, the French franc and the Venezuelan bolivar. The Company attempts to mitigate its exposure to foreign currency exchange risks in Argentina and Venezuela by matching the local currency component of its contracts to the amount of operating costs transacted in the local currency. Moreover, the Company purchases forward exchange contracts to hedge its French franc denominated expenses. These contracts are accounted for as hedges to the extent they relate to anticipated expenses.

     Realized and unrealized gains or losses on forward exchange contracts which are designated as, and are effective as, hedges are deferred and are recognized in results of operations when the related expenses are recognized. The cash flows from these transactions are classified with the cash flows for the transaction being hedged. Deferred gains and losses are recognized in results of operations if the hedge is no longer effective.

     As of December 31, 1998 and 1997, the Company had approximately $30 million and $41 million, respectively, in forward exchange contracts to buy foreign currency to hedge anticipated expenses. The fair market value of all forward exchange contracts based on quoted market prices of comparable instruments was a liability of $1,977,000 as of December 31, 1998 and a receivable of $2,278,000 as of December 31, 1997. The value of the contracts upon ultimate settlement is dependent upon actual currency exchange rates at the various maturity dates.

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  INCOME TAXES

     The components of the provision for income taxes were as follows:

                                           YEAR ENDED DECEMBER 31,
                                       --------------------------------
                                          1998       1997       1996
                                       ----------  ---------  ---------
                                                (IN THOUSANDS)
United States
     Federal:
          Current....................  $  (23,888) $  27,221  $    (243)
          Deferred...................      28,322      6,427      2,762
                                       ----------  ---------  ---------
               Total -- Federal......       4,434     33,648      2,519
                                       ----------  ---------  ---------
     State:
          Current....................      --          1,601        (14)
          Deferred...................      --            378        203
                                       ----------  ---------  ---------
               Total -- State........      --          1,979        189
                                       ----------  ---------  ---------
               Total -- United
                  States.............      --         35,627      2,708
                                       ----------  ---------  ---------
Foreign taxes
     Current.........................      14,200      9,125      2,466
     Deferred........................       6,092      6,887      2,917
                                       ----------  ---------  ---------
               Total -- Foreign......      20,292     16,012      5,383
                                       ----------  ---------  ---------
                     Income tax
                  provision..........  $   24,726  $  51,639  $   8,091
                                       ==========  =========  =========

     The difference between the effective federal income tax rate reflected in the income tax provision and the amounts which would be determined by applying the statutory federal tax rate to earnings before income taxes is summarized as follows:

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1998       1997       1996
                                       ---------  ---------  ---------
U.S. statutory rate..................       35.0%      35.0%      34.0%
Foreign..............................      (14.9)      (3.1)      (8.0)
State and local taxes................     --            1.3        0.6
Other................................        4.1     --           (0.3)
                                       ---------  ---------  ---------
          Effective tax rate.........       24.2%      33.2%      26.3%
                                       =========  =========  =========

     The domestic and foreign components of earnings before income taxes were as follows:

                                            YEAR ENDED DECEMBER 31,
                                       ---------------------------------
                                          1998        1997       1996
                                       ----------  ----------  ---------
                                                (IN THOUSANDS)
Domestic.............................  $    3,312  $   96,560  $   8,076
Foreign..............................      98,931      59,074     22,743
                                       ----------  ----------  ---------
          Earnings before income
             taxes...................  $  102,243  $  155,634  $  30,819
                                       ==========  ==========  =========

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets as of December 31, 1998 and 1997 were as follows:

                                            DECEMBER 31,
                                       ----------------------
                                          1998        1997
                                       ----------  ----------
                                           (IN THOUSANDS)
Deferred tax liabilities:
     Depreciation....................  $   96,833  $   71,524
     Other...........................       7,939       2,792
                                       ----------  ----------
          Total deferred tax
             liabilities.............     104,772      74,316
                                       ----------  ----------
Deferred tax assets:
     Foreign net operating loss
       carryforwards.................      (7,322)     (8,256)
     Insurance claims................      --            (318)
     Bad debts.......................         (53)        (71)
     Other...........................      (3,664)     (1,859)
                                       ----------  ----------
          Total deferred tax
             assets..................     (11,039)    (10,504)
     Valuation allowance for deferred
       tax assets....................       6,249       6,249
                                       ----------  ----------
          Net deferred tax assets....      (4,790)     (4,255)
                                       ----------  ----------
          Net deferred tax
             liability...............  $   99,982  $   70,061
                                       ==========  ==========

     Applicable U.S. income taxes have not been provided on approximately $145,000,000 of undistributed earnings of the Company's foreign subsidiaries. The Company considers such earnings to be permanently invested outside the U.S. These earnings could be subject to U.S. income tax if distributed to the Company as dividends or otherwise. The Company anticipates that foreign tax credits would reduce certain portions of the U.S. income tax that would be payable if these earnings were to be repatriated.

     The Company has recognized a valuation allowance as of December 31, 1998 and 1997 for certain foreign net operating loss carryforwards due to uncertainties regarding the Company's ability to realize such tax benefits.

8.  NET EARNINGS PER SHARE

     Basic net earnings per share has been computed based on the weighted average number of shares of common stock outstanding during the applicable period. Diluted net earnings per share has been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period, as if the convertible debt were converted into common stock on the date of sale, after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the convertible subordinated debentures.

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table presents information necessary to calculate basic and diluted net earnings per share:

                                           YEAR ENDED DECEMBER 31,
                                       --------------------------------
                                         1998        1997       1996
                                       ---------  ----------  ---------
                                            (IN THOUSANDS, EXCEPT
                                              PER SHARE AMOUNTS)
Net earnings.........................  $  77,517  $  103,995  $  22,728
Interest expense on convertible
  subordinated debentures............     11,337       3,700      4,955
Income tax effect....................     (4,081)     (1,335)    (1,784)
                                       ---------  ----------  ---------
Adjusted net income..................  $  84,773  $  106,360  $  25,899
                                       =========  ==========  =========
Weighted average shares
  outstanding........................     50,135      43,036     26,719
Convertible debt.....................     10,401       4,779      6,104
Stock options and warrants...........        315       1,328        932
                                       ---------  ----------  ---------
     Adjusted weighted average shares
       outstanding...................     60,851      49,143     33,755
                                       =========  ==========  =========
          Basic earnings per share...  $    1.55  $     2.42  $     .85
                                       =========  ==========  =========
          Diluted earnings per
             share...................  $    1.39  $     2.16  $     .77
                                       =========  ==========  =========

     As described in Note 4, the Company will become obligated to purchase its zero coupon convertible subordinated debentures, at the option of the holders, in whole or in part, on April 24, 2003, 2008 and 2013. The Company has the option to purchase the debentures for cash, common stock or a combination thereof. The Company does not anticipate using common stock to satisfy any such future purchase obligation.

9.  EMPLOYEE BENEFITS

     The Company has a salary deferral plan covering its employees whereby employees may elect to contribute up to 15% of their annual compensation. The Company may at its discretion make matching contributions with respect to an employee's salary contribution of up to $1,000 or 6.00% of compensation, whichever is less. The Company made matching contributions to the plan for the years ended December 31, 1998, 1997 and 1996 totaling $1,600,000, $817,000 and
$219,000, respectively.

     In 1993, the Company established a deferred compensation plan providing officers and key employees with the opportunity to participate in an unfunded deferred compensation program titled the "401(k) Restoration Plan." The 401(k) Restoration Plan is a non-qualified plan which allows certain employees to defer up to 100% of base compensation and bonuses earned. The majority of contributions are invested in mutual funds which are recorded at market value. The fair market value of the securities and the corresponding deferred compensation liability at December 31, 1998 and 1997 was $7,345,000 and $4,300,000, respectively.

10.  SHAREHOLDERS' EQUITY

  COMMON STOCK

     In July 1996, the Company completed the public sale of 3,450,000 shares of common stock, which resulted in net proceeds to the Company of approximately $45,641,000. In May 1997, the Company sold 4,391,505 shares of common stock to the public, which resulted in net proceeds to the Company of approximately $70,881,000. In November 1997, the Company sold 2,865,000 shares of common stock to the public, which resulted in net proceeds to the Company of approximately $97,500,000.

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  SHAREHOLDERS' RIGHTS PLAN

     On September 9, 1998, the Board of Directors of the Company adopted a shareholder rights plan and declared a dividend of one preferred share purchase right ("Right") for each share of the Company's common stock outstanding on September 30, 1998. Each Right initially entitled its holder to purchase 1/100th of a share of the Company's Series A Junior Participating Preferred Stock for $50.00, subject to adjustment. The Rights generally will not become exercisable until 10 days after a public announcement that a person or group has acquired 15% or more of the Company's common stock (thereby becoming an "Acquiring Person") or the commencement of a tender or exchange offer upon consummation of which such person or group would own 15% or more of the Company's common stock (the earlier of such dates being called the "Distribution Date"). Rights will be issued with all shares of the Company's common stock issued from September 30, 1998 to the Distribution Date. Until the Distribution Date, the Rights will be evidenced by the certificates representing the Company's common stock and will be transferrable only with the Company's common stock. If any person or group becomes an Acquiring Person, each Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter entitle its holder to purchase, at the Rights' then current exercise price, shares of the Company's common stock having a market value of two times the exercise price of the Right. If, after a person or group has become an Acquiring Person, the Company is acquired in a merger or other business combination transaction or 50% or more of its assets or earning power are sold, each Right (other than Rights owned by an Acquiring Person which will have become void) will entitle its holder to purchase, at the Rights' then current exercise price, that number of shares of common stock of the person with whom the company has engaged in the foregoing transaction (or its parent) which at the time of such transaction will have a market value of two times the exercise price of the Right. After any person or group has become an Acquiring Person, the Company's Board of Directors may, under certain circumstances, exchange each Right (other than Rights of the Acquiring Person) for shares of the Company's common stock having a value equal to the difference between the market value of the shares of the Company's common stocks receivable upon exercise of the Right and the exercise price of the Right. The Company will generally be entitled to redeem the Rights for $.01 per Right at any time until 10 days after a public announcement that a 15% position has been acquired. The Rights expire on September 9, 2008.

  STOCK OPTION PLANS

     The Company has a Long-Term Incentive Plan which provides for the granting or awarding of stock options, restricted stock, stock appreciation rights and stock indemnification rights to officers and other key employees. The number of shares authorized and reserved for issuance under the Long-Term Incentive Plan is limited to 13% of total issued and outstanding shares, subject to adjustment in the event of certain changes in the Company's corporate structure of capital stock. Stock options may be exercised within six months of termination of employment or one year after retirement, total disability or death of an employee.

     In 1993, the shareholders of the Company approved and ratified the 1993 Directors' Stock Option Plan. The purpose of the plan is to afford the Company's directors who are not full-time employees of the Company or any subsidiary of the Company an opportunity to acquire a greater proprietary interest in the Company. A maximum of 400,000 shares of the Company's common stock are to be available for purchase upon the exercise of options granted pursuant to the 1993 Directors' Stock Option Plan. The exercise price of options is the fair market value per share on the date the option is granted. Directors' stock options vest over two years at the rate of 50% per year and expire ten years from date of grant.

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Stock option transactions pursuant to the Long-Term Incentive Plan and the 1993 Directors' Stock Option Plan (the "Plans") for the last three years are summarized as follows:

                              LONG-TERM INCENTIVE PLAN          1993 DIRECTORS' PLAN
                            ----------------------------   ------------------------------
                                  PRICE         SHARES            PRICE          SHARES
                            -----------------  ---------   -------------------  ---------
Outstanding as of
  December 31, 1995......                      2,153,350                           58,000
    Granted..............   $9.125 - $14.125     924,000         $17.875           12,000
    Exercised............     $2.25 - $9.13     (255,200)          --              --
    Forfeited............          --             --               --              --
                                               ---------                        ---------
Outstanding as of
  December 31, 1996......                      2,822,150                           70,000
    Granted..............    $17.25 - $22.75   1,835,200    $19.895 - $20.625      32,000
    Exercised............    $2.25 - $14.125    (869,479)          --              --
    Forfeited............          --             --               --              --
                                               ---------                        ---------
Outstanding as of
  December 31, 1997......                      3,787,871                          102,000
    Granted..............    $8.00 - $10.44    2,024,040         $19.44            97,998
    Exercised............    $2.25 - $14.00     (404,652)          --              --
    Forfeited............    $14.13 - $22.75     (20,000)          --              --
                                               ---------                        ---------
Outstanding as of
  December 31, 1998......                      5,387,259                          199,998
                                               =========                        =========
Exercisable as of
  December 31, 1998......                      3,126,467                           86,000
                                               =========                        =========

     The weighted average fair values per share of options granted during the years ended December 31, 1998, 1997 and 1996 were $4.36, $8.60 and $5.12, respectively. The fair values were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0.00%; volatility of 45.12%; risk free rate of interest ranging from 5.16% to 6.90%; and an expected term of five years.

     The following table summarizes information on stock options outstanding and exercisable at December 31, 1998 pursuant to the Long-Term Incentive Plan:

                                  OPTIONS OUTSTANDING
                     ---------------------------------------------         OPTIONS EXERCISABLE
                                     WEIGHTED                         ------------------------------
                                      AVERAGE         WEIGHTED                          WEIGHTED
     RANGE OF          SHARES        REMAINING         AVERAGE          SHARES           AVERAGE
 EXERCISE PRICES     OUTSTANDING       LIFE        EXERCISE PRICE     EXERCISABLE    EXERCISE PRICE
------------------   -----------    -----------    ---------------    -----------    ---------------
$ 2.25 - $ 5.00...       51,000         4.35           $  4.75             50,490        $  4.75
$ 5.01 - $12.00...    3,391,459         8.25           $  8.34          1,825,037        $  7.88
$12.01 - $22.75...    1,944,800         8.24           $ 20.00          1,250,940        $ 18.75
                     -----------                                      -----------
$ 2.25 - $22.75...    5,387,259         8.20           $ 12.51          3,126,467        $ 12.18
                     ===========                                      ===========

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes information on stock options outstanding and exercisable at December 31, 1998 pursuant to the 1993 Directors' Plan:

                                  OPTIONS OUTSTANDING
                     ---------------------------------------------         OPTIONS EXERCISABLE
                                      WEIGHTED                        -----------------------------
                                      AVERAGE          WEIGHTED                         WEIGHTED
     RANGE OF          SHARES        REMAINING         AVERAGE          SHARES          AVERAGE
 EXERCISE PRICES     OUTSTANDING        LIFE        EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
------------------   -----------    ------------    --------------    -----------    --------------
$ 4.25 - $10.00...      58,000          5.25            $ 6.28           58,000          $ 6.28
$10.01 - $20.66...     141,998          8.73            $19.47           28,000          $19.18
                     -----------                                      -----------
$ 4.25 - $20.66...     199,998          7.72            $15.64           86,000          $10.48
                     ===========                                      ===========

     If the fair value based method of accounting prescribed by SFAS No. 123 had been applied, the Company's net income and earnings per share would approximate the pro forma amounts indicated below. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

                                           YEAR ENDED DECEMBER 31,
                                       --------------------------------
                                         1998        1997       1996
                                       ---------  ----------  ---------
                                            (IN THOUSANDS, EXCEPT
                                              PER SHARE AMOUNTS)
Net earnings.........................  $  74,654  $  100,416  $  21,999
Net earnings per share
     Basic...........................  $    1.49  $     2.33  $    0.82
     Diluted.........................  $    1.35  $     2.09  $    0.75

11.  COMMITMENTS AND CONTINGENCIES

     The Company is routinely involved in litigation incidental to its business, which at times involves claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the Company's existing litigation will have any material adverse effect on the Company's financial position, results of operations or cash flows.

  DRILLSHIP JOINT VENTURES

     The Company has entered into joint ventures to construct, own and operate the PRIDE AFRICA and the PRIDE ANGOLA, two ultra-deepwater drillships currently under construction in South Korea. The drillships are contracted to work offshore Angola for initial terms of five and three years, respectively. The PRIDE AFRICA is expected to commence operations in mid-1999, and the PRIDE ANGOLA is expected to commence operations by early 2000. The joint ventures have entered into financing arrangements with a group of banks providing that approximately $400 million of the drillships' total estimated construction cost of $470 million will be financed by loans that are, upon delivery of the drillships, without recourse to the joint venture participants. During the construction period, the lenders could have recourse to the Company with respect to an aggregate of up to $310 million of such loans. The Company estimates that its total equity investment in the joint ventures will be approximately $38 million, which represents a 51% interest in each joint venture. There can be no assurance, however, that additional capital will not be required to complete the drillships.

  AMETHYST JOINT VENTURES

     The Company has a 30% equity interest in a joint venture company organized to construct, own and operate four Amethyst-class dynamically positioned semisubmersible drilling rigs. The rigs are currently under construction at shipyards in South Korea and the United States. Upon their completion, the rigs will be operated under charter and service contracts with Petroleo Brasilerio S.A. having initial terms of six to eight years. The total estimated cost to construct, equip and mobilize the four rigs is approximately

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
$700 million. Delivery of the rigs is expected in mid 2000. As of December 31, 1998, the Company had made aggregate equity contributions to the joint venture of approximately $45 million.

     The joint venture company has entered into a financing arrangement with a group of foreign lenders to provide up to $240 million of the $370 million estimated cost of the two Amethyst rigs under construction in South Korea. Equity contributions by the Company and its joint venture partner have provided $30 million of such cost. The Company and its joint venture partner also have committed to find, by October 30, 1999, a third-party funding source for the remaining $100 million estimated cost or to fund any shortfall in proportion to their respective ownership interests. Accordingly, the Company's liability under such commitment is limited to $30 million. The Company is pursuing alternative sources for such financing, but there is no assurance that third-party funds will be obtained. In addition, the Company has provided certain other guarantees, including (1) a guarantee of payment of up to $32.4 million of the loans; (2) a guarantee of cost overruns of up to $6 million; (3) a guarantee of the cost of the two rigs in excess of related refund guarantees supporting their construction contracts and (4) certain other financial and operating-related guarantees.

     The financing is structured as separate loans to the subsidiaries of the joint venture owning the rigs, cross-collateralized and cross-guaranteed, with a nine-year term. The interest rate for the loans is 12.0% during the construction period and 11.0% upon commencement of operations. As of December 31, 1998, the lenders had advanced $94.7 million. Future advances are subject to the satisfaction of conditions specified in the loan agreements, including satisfactory progress in the rigs' construction.

     In addition, the joint venture has received a commitment from the United States Maritime Administration ("MARAD") to provide a guarantee of obligations for both construction period and mortgage period financing relating to the construction of the two Amethyst rigs under construction in the United States. The MARAD guarantee covers approximately $300 million of the estimated $340 million cost of the vessels. The joint venture has engaged an arranger for the construction period financing and a placement agent for the mortgage period financing. In connection with the MARAD financing, the Company has agreed to guarantee payment of up to $20.5 million of late delivery penalties that are accruing and may be payable under the charter and service contracts related to these two rigs.

12.  SUBSEQUENT EVENT

     In February 1999, the Company completed the sale and leaseback of the semisubmersible rig AMETHYST I, pursuant to which it received $97 million in cash. The net book value of the rig has been removed from the balance sheet and the excess of funding over the net book value of the rig has been deferred and is being amortized as a reduction of lease expense over the lease term. The lease is for a maximum term of 13 years and the Company has options to purchase the rig at the end of eight years and at the end of the maximum term. Rentals on the rig range from $11.7 to $15.9 million annually.

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13.  SUPPLEMENTAL FINANCIAL INFORMATION

  OTHER CURRENT ASSETS

     Other current assets as of December 31, 1998 and 1997 consisted of the following:

                                           DECEMBER 31,
                                       --------------------
                                         1998       1997
                                       ---------  ---------
                                          (IN THOUSANDS)
Income tax receivable................  $  23,888     --
Receivable from affiliate............      6,522     --
Other receivables....................     24,418     21,376
Deferred mobilization costs..........        821     --
Prepaid expenses.....................      9,761     14,315
                                       ---------  ---------
     Total other current assets......  $  65,410  $  35,691
                                       =========  =========

  GOODWILL AND OTHER INTANGIBLES

     Goodwill and other intangibles as of December 31, 1998 and 1997 consisted of the following:

                                           DECEMBER 31,
                                       --------------------
                                         1998       1997
                                       ---------  ---------
                                          (IN THOUSANDS)
Goodwill.............................  $   2,944  $   2,944
Other intangibles....................      1,373      1,373
                                       ---------  ---------
                                           4,317      4,317
                                       ---------  ---------
Accumulated amortization.............       (899)      (694)
                                       ---------  ---------
     Total goodwill and other
       intangibles...................  $   3,418  $   3,623
                                       =========  =========

     Amortization expense amounted to $205,000, $198,000 and $198,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

  OTHER ASSETS

     Other assets as of December 31, 1998 and 1997 consisted of the following:

                                           DECEMBER 31,
                                       --------------------
                                         1998       1997
                                       ---------  ---------
                                          (IN THOUSANDS)
Prepaid expenses.....................  $     798  $   1,156
Deferred financing costs.............     18,088      9,014
Deferred mobilization costs..........      3,349      5,974
Employee savings plan................      7,646      2,583
Other................................     14,717      4,202
                                       ---------  ---------
     Total other assets..............  $  44,598  $  22,929
                                       =========  =========

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  ACCRUED EXPENSES

     Accrued expenses as of December 31, 1998 and 1997 consisted of the following:

                                           DECEMBER 31,
                                       --------------------
                                         1998       1997
                                       ---------  ---------
                                          (IN THOUSANDS)
Insurance............................  $   1,111  $   3,872
Payroll..............................     15,087      5,504
Taxes, other than income.............     10,347     10,537
Foreign social benefits and
  vacation...........................     29,069     30,707
Interest.............................      6,705      6,582
Other................................     17,475      7,792
                                       ---------  ---------
     Total accrued expenses..........  $  79,794  $  64,994
                                       =========  =========

  OTHER LONG-TERM LIABILITIES

     Other long-term liabilities as of December 31, 1998 and 1997 consisted of the following:

                                           DECEMBER 31,
                                       --------------------
                                         1998       1997
                                       ---------  ---------
                                          (IN THOUSANDS)
Foreign social benefits..............  $  21,743  $  25,210
Insurance............................         43        897
Deferred compensation................      7,646      2,583
Deferred mobilization revenue........     19,555        221
                                       ---------  ---------
     Total other long-term
       liabilities...................  $  48,987  $  28,911
                                       =========  =========

  OPERATING EXPENSES

     Operating expenses for the years ended December 31, 1997 and 1996 include gains on insurance recoveries from damaged or destroyed rigs of $1,800,000 and $1,085,000, respectively.

  OTHER INCOME

     Other income for the year ended December 31, 1997 included a gain of $83,553,000 as a result of the sale of substantially all of the Company's assets used in its U.S. land-based well servicing operations.

     Foreign exchange transaction (gains) losses included in other income were $(395,000), $(3,736,000) and $437,000 for the years ended December 31, 1998,
1997 and 1996, respectively.

  CASH FLOW INFORMATION

     Cash paid (received) for interest and income taxes during the years ended December 31, 1998, 1997 and 1996 was as follows:

                                           YEAR ENDED DECEMBER 31,
                                       --------------------------------
                                          1998       1997       1996
                                       ----------  ---------  ---------
                                                (IN THOUSANDS)
Cash paid (received) during the year
  for:
     Interest, net of amounts
       capitalized...................  $   45,776  $  32,810  $  11,220
     Income taxes -- U.S.............     (10,042)    34,117       (472)
     Income taxes -- foreign.........       8,616      8,433      5,844
Capital expenditures in accounts
payable..............................      51,876     11,845      2,706

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14.  FINANCIAL DATA OF DOMESTIC AND INTERNATIONAL OPERATIONS

     The Company is a leading provider of contract drilling and related services, operating both offshore and on land. The Company has significant operations offshore in the Gulf of Mexico and in South America and significant land-based operations in South America. The Company also operates in South Africa, the Middle East and in Asia.

     The Company reports its operations by geographic area and land-based and offshore operations.

     The following table sets forth certain consolidated information with respect to the Company and its subsidiaries by operating segment:

                                            UNITED STATES            INTERNATIONAL
                                        ---------------------    ----------------------
                                          LAND      OFFSHORE       LAND       OFFSHORE       TOTAL
                                        --------    ---------    --------    ----------    ----------
                                                               (IN THOUSANDS)

                1998
Revenues.............................   $  --       $ 160,829    $401,899    $  272,835    $  835,563
Earnings from operations.............      --          40,446      18,014        82,503       140,963
Segment assets.......................      --         423,858     588,273     1,180,036     2,192,167
Capital expenditures, including
  acquisitions.......................      --         122,281     140,888       394,757       657,926
Depreciation and amortization........      --          20,233      34,895        24,803        79,931

                1997
Revenues.............................   $ 16,485    $ 135,281    $385,590    $  162,432    $  699,788
Earnings from operations.............        519       40,965      42,500        24,401       108,385
Segment assets.......................      1,503      395,598     519,327       625,073     1,541,501
Capital expenditures, including
  acquisitions.......................      8,465      330,252     132,729       418,538       889,984
Depreciation and amortization........        818       13,076      33,801        10,966        58,661

                1996
Revenues.............................   $117,142    $  57,450    $218,562    $   14,020    $  407,174
Earnings from operations.............      7,808        6,983      23,372         1,979        40,142
Segment assets.......................     94,559       61,251     331,462        54,790       542,062
Capital expenditures, including
  acquisitions.......................      8,666       18,618     211,834            17       239,135
Depreciation and amortization........      5,738        3,665      12,677         6,985        29,065

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table sets forth certain information with respect to the Company and its subsidiaries by geographic area:

                                         UNITED       SOUTH           OTHER
                                         STATES      AMERICA      INTERNATIONAL       TOTAL
                                       ----------    --------     --------------   ------------
                                                            (IN THOUSANDS)

                1998
-------------------------------------
Revenues.............................  $  160,829    $455,837       $  218,897     $    835,563
Earnings from operations.............      40,446      30,993           69,524          140,963
Long-lived assets....................     392,675     596,411          833,299        1,822,385
Capital expenditures, including
  acquisitions.......................     122,281     147,788          387,857          657,926
Depreciation and amortization........      20,233      38,149           21,549           79,931
                1997
-------------------------------------
Revenues.............................  $  151,766    $451,693       $   96,329     $    699,788
Earnings from operations.............      41,484      53,302           13,599          108,385
Long-lived assets....................     359,198     374,371          473,722        1,207,291
Capital expenditures, including
  acquisitions.......................     338,717     119,932          431,335          889,984
Depreciation and amortization........      13,894      34,478           10,289           58,661
                1996
-------------------------------------
Revenues.............................  $  174,592    $231,038       $    1,544     $    407,174
Earnings from operations.............      14,791      25,799             (448)          40,142
Long-lived assets....................      60,637     325,018          --               385,655
Capital expenditures, including
  acquisitions.......................      27,284     211,851          --               239,135
Depreciation and amortization........       9,403      19,394              268           29,065

  SIGNIFICANT CUSTOMERS

     Two customers accounted for approximately 14% and 11% of consolidated revenues for the year ended December 31, 1998 and one customer accounted for approximately 14% and 16% of consolidated revenues for the years ended December 31, 1997 and 1996, respectively.

                           PRIDE INTERNATIONAL, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Summarized quarterly financial data for the years ended December 31, 1998 and 1997 were as follows:

                                         FIRST        SECOND       THIRD        FOURTH
                                        QUARTER      QUARTER      QUARTER      QUARTER
                                        --------     --------     --------     --------
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
               1998
Revenues.............................   $213,686     $219,186     $209,964     $192,727
Earnings from operations.............     37,521       42,765       38,582       22,095
Net earnings.........................     21,434       24,516       20,808       10,759
Net earnings per share
     Basic...........................        .43          .49          .42          .21
     Diluted.........................        .40          .43          .37          .21
Weighted average common shares
   outstanding
     Basic...........................     50,058       50,087       50,101       50,291
     Diluted.........................     55,312       61,351       63,008       63,732

               1997
Revenues.............................   $131,376     $174,537     $182,908     $210,967
Earnings from operations.............     15,198       26,899       29,947       36,341
Net earnings.........................     57,494       13,053       14,032       19,416
Net earnings per share
     Basic...........................       1.82          .29          .30          .40
     Diluted.........................       1.49          .27          .28          .37
Weighted average common shares
   outstanding
     Basic...........................     31,569       44,884       46,809       48,652
     Diluted.........................     39,046       50,293       52,621       54,358

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with the Company's independent accountants regarding accounting and financial disclosure matters.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the Company's definitive proxy statement, which is to be filed with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") within 120 days of the end of the Company's fiscal year on December 31, 1998.

     Information with respect to the executives officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I of the report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the Company's definitive proxy statement, which is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year on December 31, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the Company's definitive proxy statement, which is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year on December 31, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the Company's definitive proxy statement, which is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year on December 31, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are included as part of this report:

     (1)  Financial Statements:

                                        PAGE
                                        ----
     Report of Independent
      Accountants....................    23
     Consolidated Balance Sheet --
       December 31, 1998 and 1997....    24
     Consolidated Statement of
      Operations --
       Years ended December 31, 1998,
      1997, and 1996.................    25
     Consolidated Statement of
      Changes in Shareholders'
      Equity --
       Years ended December 31, 1998,
      1997, and 1996.................    26
     Consolidated Statement of Cash
      Flows --
       Years ended December 31, 1998,
      1997 and 1996..................    27
     Notes to Consolidated Financial
      Statements.....................    28

     (2)  Consolidated Financial Statement Schedules:

     All financial statement schedules have been omitted because they are not applicable or not required, or the information required thereby is included in the consolidated financial statements or the notes thereto included in this Report.

     (3)  Exhibits:

      EXHIBIT NO.                                                DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
           3.1       --   Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit
                          3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File
                          Nos. 0-16961 and 1-13289).
           3.2       --   Amendment to Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File
                          Nos. 0-16961 and 1-13289).
           3.3       --   Amendment to Restated Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File
                          Nos. 0-16961 and 1-13289).
           3.4       --   Amendment to Restated Articles of Incorporation (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 dated September 8, 1997, Registration
                          No. 333-35089).
           3.5       --   Amendment to Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, File No. 1-13289).
           3.6       --   Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.6 to the
                          Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998,
                          File No. 1-13289).
          *4.1       --   Form of Common Stock Certificate.
           4.2       --   Rights Agreement dated as of September 9, 1998 between the Company and American Stock
                          Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the
                          Company's Current Report on Form 8-K dated September 10, 1998, File No. 1-13289).
           4.3       --   Amended and Restated Credit Agreement dated as of December 22, 1997 among the Company, each of the banks that are or may be a party thereto, Bank One, Louisiana, N.A. (formerly named First National Bank of Commerce), as arranger and syndication agent, and Wells Fargo
                          Bank (Texas), National Association, as administrative agent and documentation agent
                          (incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K for
                          the year ended December 31, 1997, File No. 1-13289).
           4.4       --   First Amendment to Credit Agreement dated as of April 24, 1998 among the Company, certain of its subsidiaries, Bank One, Louisiana, N.A. (formerly named First National Bank of
                          Commerce), as arranger and syndication agent, Wells Fargo Bank (Texas), National
                          Association, as administrative and documentation agent, and the lenders named therein
                          (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q
                          for the quarterly period ended September 30, 1998, File No. 1-13289).
           4.5       --   Second Amendment to Credit Agreement dated as of September 17, 1998 among the Company, certain of its subsidiaries, Bank One, Louisiana, N.A. (formerly named First National Bank of Commerce), as arranger and syndication agent, Wells Fargo Bank (Texas), National
                          Association, as administrative and documentation agent, and the lenders named therein
                          (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q
                          for the quarterly period ended September 30, 1998, File No. 1-13289).
          *4.6       --   Third Amendment to Credit Agreement dated as of December 21, 1998 among the Company, certain of its subsidiaries, Bank One, Louisiana, N.A. (formerly named First National Bank of Commerce), as arranger and syndication agent, Wells Fargo Bank (Texas), National
                          Association, as administrative and documentation agent, and the lenders named therein.
           4.7       --   Indenture, dated as of May 1, 1997, by and between the Company and The Chase Manhattan
                          Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly
                          Report on Form 10-Q for the quarter ended March 31, 1997, File Nos. 0-16961 and 1-13289).

      EXHIBIT NO.                                                DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
           4.8       --   First Supplemental Indenture, dated as of May 1, 1997, by and between the Company and The
                          Chase Manhattan Bank, as trustee, relating to $325,000,000 principal amount of 9 3/8%
                          Senior Notes due 2007 (incorporated by reference to Exhibit 4.2 to the Company's Quarterly
                          Report on Form 10-Q for the quarter ended March 31, 1997, File Nos. 0-16961 and 1-13289).
           4.9       --   Indenture, dated as of April 1, 1998, between the Company and Marine Midland Bank, as
                          Trustee, relating to subordinated debt securities (incorporated by reference to Exhibit
                          4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March
                          31, 1998, File No. 1-13289).
           4.10      --   First Supplemental Indenture, dated as of April 24, 1998, between the Company and Marine
                          Midland Bank, as Trustee, relating to Zero Coupon Convertible Subordinated Debentures Due
                          2018 (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form
                          10-Q for the quarterly period ended March 31, 1998, File No. 1-13289).

The Company is a party to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of
Item 601(b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Commission upon request.

          10.1       --   Form of Indemnity Agreement between the Company and certain executive officers and directors (incorporated by reference to Exhibit 10(g) to the Company's Registration
                          Statement on Form S-1 dated January 29, 1990, Registration No. 33-33233).
          10.2       --   Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit
                          4A to the Company's Registration Statement on Form S-8 dated February 6, 1989,
                          Registration No. 33-26854).
          10.3       --   First Amendment to Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 dated
                          September 8, 1997, Registration No. 333-35089).
          10.4       --   Second Amendment to Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 dated
                          September 8, 1997, Registration No. 333-35089).
          10.5       --   Third Amendment to Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended
                          December 31, 1997, File No. 1-13289).
          10.6       --   Pride Petroleum Services, Inc. Salary Deferral Plan (incorporated by reference to Exhibit
                          10(i) to the Company's Registration Statement on Form S-1 dated January 29, 1990,
                          Registration No. 33-33233).
          10.7       --   Summary of Pride Petroleum Services, Inc. Group Life Insurance and Accidental Death and
                          Dismemberment Insurance (incorporated by reference to Exhibit 10(j) to the Company's
                          Registration Statement on Form S-1 dated January 29, 1990, Registration No. 33-33233).
          10.8       --   Pride International, Inc. 1993 Directors' Stock Option Plan (incorporated by reference to
                          Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31,
                          1992, File Nos. 0-16961 and 1-13289).
          10.9       --   First Amendment to Pride International, Inc. 1993 Directors' Stock Option Plan
                          (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form
                          S-8 dated September 8, 1997, Registration No. 333-35093).
          10.10      --   Second Amendment to Pride International, Inc. 1993 Directors' Stock Option Plan
                          (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K
                          for the year ended December 31, 1997, File No. 1-13289).
         *10.11      --   Third Amendment to Pride International, Inc. 1993 Directors' Stock Option Plan.
          10.12      --   Pride Petroleum Services, Inc. 401(k) Restoration Plan (incorporated by reference to
                          Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31,
                          1993, File Nos. 0-16961 and 1-13289).

      EXHIBIT NO.                                                DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
          10.13      --   Pride Petroleum Services, Inc. Employee Stock Purchase Plan (incorporated by reference to
                          Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed June 26, 1996,
                          Registration No. 333-06825).
          10.14      --   First Amendment to Pride International, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended
                          December 31, 1997, File No. 1-13289).
          10.15      --   Pride International, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended
                          December 31, 1997, File No. 1-13289).
          10.16      --   First Amendment to Pride International, Inc. Supplemental Executive Retirement Plan
                          (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K
                          for the year ended December 31, 1997, File No. 1-13289).
          10.17      --   Second Amendment to Pride International, Inc. Supplemental Executive Retirement Plan
                          (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K
                          for the year ended December 31, 1997, File No. 1-13289).
          10.18      --   Pride International, Inc. 1998 Long-Term Incentive Plan (incorporated by reference to
                          Appendix A to the Company's Proxy Statement on Schedule 14A for the 1998 Annual Meeting of
                          Shareholders of the Company, File No. 1-13289).
         *10.19      --   Employment/Non-Competition/Confidentiality Agreement dated February 5, 1999 between the
                          Company and Paul A. Bragg.
         *10.20      --   Employment/Non-Competition/Confidentiality Agreement dated February 5, 1999 between the
                          Company and James W. Allen.
         *10.21      --   Employment/Non-Competition/Confidentiality Agreement dated February 5, 1999 between the
                          Company and John C.G. O'Leary.
         *10.22      --   Employment/Non-Competition/Confidentiality Agreement dated February 5, 1999 between the
                          Company and Steven R. Tolson.
         *10.23      --   Employment/Non-Competition/Confidentiality Agreement dated February 5, 1999 between the
                          Company and Robert W. Randall.
         *10.24      --   Employment/Non-Competition/Confidentiality Agreement dated February 5, 1999 between the
                          Company and Earl W. McNiel.
          10.25      --   Purchase Agreement dated as of December 16, 1996 by and among the Company, Forasol-Former
                          N.V. and certain shareholders of Forasol-Foramer N.V. (incorporated by reference to
                          Appendix A of the Company's Proxy Statement/Prospectus dated January 31, 1997, File Nos.
                          0-16961 and 1-13289).
          10.26      --   Asset Purchase Agreement dated as of February 19, 1997 by and between the Company and
                          Noble Drilling Corporation, Noble Drilling (U.S.) Inc., Noble Offshore Corporation, Noble
                          Drilling (Mexico) Inc. and NN-1 Limited Partnership (incorporated by reference to Exhibit
                          10.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996,
                          File Nos. 0-16961 and 1-13289).
          10.27      --   First Amendment to Asset Purchase Agreement, dated as of May 7, 1997, by and among Noble
                          Drilling Corporation, Noble Drilling (U.S.) Inc., Noble Offshore Corporation, Noble
                          Drilling (Mexico) Inc., NN-1 Limited Partnership and Mexico Drilling Partners Inc., and
                          Pride Petroleum Services, Inc., Pride Offshore, Inc. and Forasol S.A. (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated May 22, 1997,
                          File Nos. 0-16961 and 1-13289).
         *21         --   Subsidiaries of the Company.
         *23         --   Consent of PricewaterhouseCoopers LLP
         *27         --   Financial Data Schedule.

------------

* Filed herewith.

Compensatory plan or arrangement

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF HOUSTON, STATE OF TEXAS, ON MARCH 31, 1999.

                                          PRIDE INTERNATIONAL, INC.


                                          By: /s/ PAUL A. BRAGG
                                              PAUL A. BRAGG
                                            PRESIDENT, CHIEF EXECUTIVE OFFICER,
                                            CHIEF OPERATING OFFICER AND DIRECTOR

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 31, 1999.

              SIGNATURE                              TITLE
--------------------------------------------------------------------------
         /s/ JAMES B. CLEMENT        Chairman of the Board and Director
          JAMES B. CLEMENT

          /s/ PAUL A. BRAGG          President, Chief Executive Officer,
             PAUL A. BRAGG             Chief Operating Officer, and
    (PRINCIPAL EXECUTIVE OFFICER)      Director

         /s/ EARL W. MCNIEL          Vice President and Chief Financial
           EARL W. MCNIEL              Officer
    (PRINCIPAL FINANCIAL OFFICER)

        /s/ M. TERRY MAY             Chief Accounting Officer
            M. TERRY MAY
   (PRINCIPAL ACCOUNTING OFFICER)

     /s/ CHRISTIAN J. BOON FALLEUR   Director
      CHRISTIAN J. BOON FALLEUR

          /s/ REMI DORVAL            Director
             REMI DORVAL

       /s/ JORGE E. ESTRADA M.       Director
         JORGE E. ESTRADA M.

       /s/ RALPH D. MCBRIDE          Director
          RALPH D. MCBRIDE

    /s/ THOMAS H. ROBERTS, JR.       Director
       THOMAS H. ROBERTS, JR.

     /s/ JAMES T. SNEED              Director
           JAMES T. SNEED
