Form 10-Q
period 1999-03-31
PRIDE INTERNATIONAL INC
filed 1999-05-14
CIK 833081

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

                                        Outstanding as of May 10, 1999
     Common Stock, no par value                   50,426,673

================================================================================

                              PRIDE INTERNATIONAL, INC.

                                     INDEX

                                        PAGE NO.
                                        --------

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheet
           as of March 31, 1999 and
           December 31, 1998.........        2

          Consolidated Statement of
           Operations for the three
           months ended
             March 31, 1999 and
           1998......................        3

          Consolidated Statement of
           Cash Flows for the three
           months ended
             March 31, 1999 and
           1998......................        4

          Notes to Unaudited
           Consolidated Financial
           Statements................        5

          Report of Independent
           Accountants...............        9

     Item 2.  Management's Discussion
     and Analysis of Financial
     Condition and
               Results of
     Operations......................       10

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on
      Form 8-K.......................       17

     Signatures......................       18

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           PRIDE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                        MARCH 31,       DECEMBER 31,
                                           1999             1998
                                        ----------      ------------
                                        (UNAUDITED)

               ASSETS
CURRENT ASSETS
     Cash and cash equivalents.......   $  141,228       $   86,540
     Trade receivables, net..........      161,327          187,351
     Parts and supplies..............       29,024           29,161
     Deferred income taxes...........        1,570            1,320
     Prepaid expenses and other
       current assets................       60,443           65,410
                                        ----------      ------------
       Total current assets..........      393,592          369,782
                                        ----------      ------------
PROPERTY AND EQUIPMENT, net..........    1,677,619        1,725,787
                                        ----------      ------------
OTHER ASSETS
     Investments in and advances to
       affiliates....................       49,860           48,582
     Other assets, net...............       43,001           48,016
                                        ----------      ------------
       Total other assets............       92,861           96,598
                                        ----------      ------------
                                        $2,164,072       $2,192,167
                                        ==========      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable................   $  114,555       $  151,514
     Accrued expenses................      104,987           79,794
     Short-term borrowings...........       24,892           16,522
     Current portion of long-term
       debt..........................       26,541           27,452
     Current portion of long-term
       lease obligations.............        9,859            9,897
                                        ----------      ------------
       Total current liabilities.....      280,834          285,179
                                        ----------      ------------
OTHER LONG-TERM LIABILITIES..........       50,280           48,987
LONG-TERM DEBT, net of current
  portion............................      655,692          630,520
LONG-TERM LEASE OBLIGATIONS, net of
  current portion....................       49,334           50,148
6 1/4% CONVERTIBLE SUBORDINATED
  DEBENTURES.........................       52,480           52,480
ZERO COUPON CONVERTIBLE SUBORDINATED
  DEBENTURES.........................      240,123          237,327
DEFERRED INCOME TAXES................       88,232          101,302
MINORITY INTEREST....................       22,891           22,822
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
     Common stock, no par value;
       100,000,000 shares authorized;
       50,480,893 and 50,437,261
       shares issued and 50,426,673
       and 50,383,041 shares
       outstanding, respectively.....            1                1
     Paid-in capital.................      523,935          523,674
     Treasury stock, at cost.........         (191)            (191)
     Retained earnings...............      200,461          239,918
                                        ----------      ------------
       Total shareholders' equity....      724,206          763,402
                                        ----------      ------------
                                        $2,164,072       $2,192,167
                                        ==========      ============

   The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                         THREE MONTHS ENDED
                                             MARCH 31,
                                       ----------------------
                                          1999        1998
                                       ----------  ----------
REVENUES.............................  $  153,819  $  213,686
OPERATING COSTS......................     114,112     136,493
RESTRUCTURING CHARGES................      12,817      --
                                       ----------  ----------
     Gross margin....................      26,890      77,193
                                       ----------  ----------
DEPRECIATION AND AMORTIZATION........      23,392      18,815
SELLING, GENERAL AND
  ADMINISTRATIVE.....................      21,893      20,857
RESTRUCTURING CHARGES................      25,700      --
                                       ----------  ----------
EARNINGS (LOSS) FROM OPERATIONS......     (44,095)     37,521
                                       ----------  ----------
OTHER INCOME (EXPENSE)
     Other income (expense)..........         576        (166)
     Interest income.................       1,244       1,299
     Interest expense................     (12,559)    (10,471)
                                       ----------  ----------
          Total other income
             (expense), net..........     (10,739)     (9,338)
                                       ----------  ----------
EARNINGS (LOSS) BEFORE INCOME
  TAXES..............................     (54,834)     28,183
INCOME TAX PROVISION (BENEFIT).......     (15,377)      6,749
                                       ----------  ----------
NET EARNINGS (LOSS)..................  $  (39,457) $   21,434
                                       ==========  ==========
NET EARNINGS (LOSS) PER SHARE:
     Basic...........................  $     (.78) $      .43
     Diluted.........................  $   --      $      .40
WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic...........................      50,403      50,058
     Diluted.........................      --          55,312

   The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                         THREE MONTHS ENDED
                                             MARCH 31,
                                       ----------------------
                                          1999        1998
                                       ----------  ----------
OPERATING ACTIVITIES
  Net earnings (loss)................  $  (39,457) $   21,434
  Adjustments to reconcile net
     earnings (loss) to net cash
     provided by operating
     activities --
     Depreciation and amortization...      23,392      18,815
     Discount amortization on zero
      coupon convertible subordinated
      debentures.....................       2,796      --
     Gain on sale of assets..........        (206)     (2,415)
     Effect of exchange rates........         100        (158)
     Deferred tax provision
      (benefit)......................     (13,320)      3,152
     Minority interest...............         (13)     --
     Changes in assets and
      liabilities, net of effects of
      acquisitions --
       Trade receivables.............      26,024      (7,536)
       Parts and supplies............         137      (3,897)
       Prepaid expenses and other
        current assets...............       4,967     (12,788)
       Other assets..................       4,966      (1,872)
       Accounts payable..............     (36,959)     (4,306)
       Accrued expenses..............      25,193      14,971
                                       ----------  ----------
          Net cash provided by (used
             in) operating
             activities..............      (2,380)     25,400
                                       ----------  ----------
INVESTING ACTIVITIES
  Capital expenditures...............     (72,464)    (92,299)
  Proceeds from sales of property and
     equipment.......................      97,395         276
  Investments in affiliates..........      (1,278)     --
                                       ----------  ----------
          Net cash provided by (used
             in) investing
             activities..............      23,653     (92,023)
                                       ----------  ----------
FINANCING ACTIVITIES
  Proceeds from exercise of stock
     options.........................         261         410
  Proceeds from debt borrowings......      49,340      50,962
  Reduction of debt..................     (16,268)    (10,992)
  Proceeds from minority interest
     owners..........................          82      --
                                       ----------  ----------
          Net cash provided by
             financing activities....      33,415      40,380
                                       ----------  ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................      54,688     (26,243)
CASH AND CASH EQUIVALENTS, beginning
  of period..........................      86,540      74,395
                                       ----------  ----------
CASH AND CASH EQUIVALENTS, end of
  period.............................  $  141,228  $   48,152
                                       ==========  ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

     The unaudited consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Pride International, Inc. (the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

     In the opinion of management, the unaudited consolidated financial information included herein reflects all adjustments, consisting only of normal, recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for a full year or any other interim period.

2.  DEBT

  SHORT-TERM BORROWINGS

     The Company has agreements with several banks for short-term lines of credit denominated in U.S. dollars, French francs and Argentine pesos. The facilities are renewable annually and bear interest at variable rates based on LIBOR for the U.S. dollar and Argentine peso denominated facilities and PIBOR for the French franc denominated facilities. The interest rates on such borrowings as of March 31, 1999 range from 5.5% to 11.0%.

  LONG-TERM DEBT

     Long-term debt as of March 31, 1999 and December 31, 1998 consisted of the following:

                                        MARCH 31,      DECEMBER 31,
                                          1999             1998
                                        ---------      ------------
                                              (IN THOUSANDS)
Bank credit facility.................   $  35,000        $ 39,000
Collateralized term loans............      56,453          65,835
9 3/8% Senior Notes due 2007.........     325,000         325,000
Limited-recourse collateralized term
  loans..............................      30,026          31,112
Drillship construction loans.........     184,512         123,589
Other notes payable..................      29,992          52,186
Senior convertible note..............      21,250          21,250
                                        ---------      ------------
                                          682,233         657,972
Current portion of long-term debt....      26,541          27,452
                                        ---------      ------------
     Long-term debt, net of current
       portion.......................   $ 655,692        $630,520
                                        =========      ============

3.  INCOME TAXES

     The Company's consolidated effective income tax rate for the three months ended March 31, 1999 was approximately 28.0%, as compared to approximately 24.0% for the corresponding period in 1998. The increase in the effective tax rate for the three months ended March 31, 1999 resulted primarily from the effect of a significant portion of the tax effect of the provision for restructuring

                           PRIDE INTERNATIONAL, INC.
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

being subject to taxation in higher effective tax rate jurisdictions, such as the United States, Argentina and Venezuela. (See Note 7).

4.  NET EARNINGS PER SHARE

     Basic net earnings per share has been computed based on the weighted average number of shares of common stock outstanding during the applicable period. Diluted net earnings per share has been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period, as if convertible debt were converted into common stock on the date of sale, after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to convertible debt.

     The following table presents information necessary to calculate basic and diluted net earnings per share:

                                        THREE MONTHS ENDED
                                             MARCH 31,
                                       ---------------------
                                          1999       1998
                                       ----------  ---------
                                       (IN THOUSANDS, EXCEPT
                                        PER SHARE AMOUNTS)
Net earnings (loss)..................  $  (39,457) $  21,434
Interest expense on convertible
  debt...............................       4,062        866
Income tax effect....................      (1,422)      (312)
                                       ----------  ---------
     Adjusted net earnings (loss)....  $  (36,817) $  21,988
                                       ==========  =========
Weighted average shares
  outstanding........................      50,403     50,058
Convertible debt.....................      13,141      4,285
Stock options and warrants...........          86        969
                                       ----------  ---------
     Adjusted weighted average shares
       outstanding...................      63,630     55,312
                                       ==========  =========
             Basic net earnings
             (loss) per share........  $     (.78) $     .43
                                       ==========  =========
             Diluted net earnings per
             share...................  $   --      $     .40
                                       ==========  =========

     The Company will become obligated to purchase its zero coupon convertible subordinated debentures, at the option of the holders, in whole or in part, on April 24, 2003, 2008 and 2013. The Company has the option to purchase the debentures for cash, common stock or a combination thereof. The Company does not anticipate using common stock to satisfy any such future purchase obligation.

5.  COMPREHENSIVE INCOME

     The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity, except those resulting from investments by and distributions to owners. There was no difference between comprehensive income (loss) and net earnings
(loss) for the three months ended March 31, 1999 and 1998.

6.  COMMITMENTS AND CONTINGENCIES

     The Company is routinely involved in litigation incidental to its business, which at times involves claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the Company's existing litigation will have a material adverse effect on the Company's financial position, results of operations or cash flows.

                           PRIDE INTERNATIONAL, INC.
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  RESTRUCTURING CHARGES

     During the three month period ended March 31, 1999, the Company implemented a restructuring plan to address the recent dramatic decline in drilling and workover activity. The restructuring consists of regional base consolidations, down-sizing of administrative staffs and other reductions in personnel and has resulted in a pretax charge of $38.5 million for current and future cash expenditures. Charges include the cost of involuntary employee termination benefits, including severance, wage continuation, medical and other benefits, facility closures and related personnel relocation costs and other costs in connection with the restructuring plan. The Company paid approximately $9.4 million of such cost attributable primarily to involuntary employee termination benefits during the three months ended March 31, 1999. In addition, the Company paid approximately $8.2 million in April 1999. It is the opinion of management that the remaining $20.9 million provision is adequate to cover the future costs attributable to the currently planned restructuring.

8.  SALE-LEASEBACK TRANSACTION

     In February 1999, the Company completed the sale and leaseback of a semisubmersible drilling rig, pursuant to which it received $97 million in cash. The net book value of the rig has been removed from the balance sheet and the excess of funding over the net book value of the rig has been deferred and is being amortized as a reduction of lease expense over the lease term. The lease is for a term of 13.5 years, and the Company has options to purchase the rig at the end of eight and one-half years and at the end of the lease term. Annual rentals on the rig range from $11.7 million to $15.9 million.

9.  SEGMENT AND GEOGRAPHIC INFORMATION

     The following table sets forth selected consolidated financial information of the Company by operating segment for the periods indicated (operating costs include provision for restructuring):

                                               THREE MONTHS ENDED MARCH 31,
                                       --------------------------------------------
                                               1999                   1998
                                       ---------------------  ---------------------
                                                  (DOLLARS IN THOUSANDS)
Revenues:
     United States offshore..........  $   28,438       18.5% $   45,302       21.2%
     International land..............      67,196       43.7     108,633       50.8
     International offshore..........      58,185       37.8      59,751       28.0
                                       ----------  ---------  ----------  ---------
          Total revenues.............  $  153,819      100.0% $  213,686      100.0%
                                       ==========  =========  ==========  =========
Operating Costs:
     United States offshore..........  $   22,383       17.6% $   25,280       18.5%
     International land..............      63,091       49.7      77,576       56.8
     International offshore..........      41,455       32.7      33,637       24.7
                                       ----------  ---------  ----------  ---------
          Total operating costs......  $  126,929      100.0% $  136,493      100.0%
                                       ==========  =========  ==========  =========
Gross Margin:
     United States offshore..........  $    6,055       22.5% $   20,022       26.0%
     International land..............       4,105       15.3      31,057       40.2
     International offshore..........      16,730       62.2      26,114       33.8
                                       ----------  ---------  ----------  ---------
          Total gross margin.........  $   26,890      100.0% $   77,193      100.0%
                                       ==========  =========  ==========  =========

                           PRIDE INTERNATIONAL, INC.
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table sets forth certain information with respect to the Company and its subsidiaries by geographic area:

                                            UNITED                          OTHER
                                            STATES     SOUTH AMERICA    INTERNATIONAL      TOTAL
                                           --------    -------------    -------------   ------------
                                                                (IN THOUSANDS)
THREE MONTHS ENDED MARCH 31, 1999:
     Revenues...........................   $ 28,438      $  96,371        $  29,010     $    153,819
     Earnings from operations...........    (16,163)       (23,419)          (4,513)         (44,095)
     Long-lived assets..................    404,097        687,080          658,248        1,749,425
THREE MONTHS ENDED MARCH 31, 1998:
     Revenues...........................   $ 45,302      $ 125,753        $  42,631     $    213,686
     Earnings from operations...........     12,854         14,938            9,729           37,521
     Long-lived assets..................    371,035        477,049          415,727        1,263,811

10.  SUBSEQUENT EVENT

     In May 1999, the Company entered into an agreement under which a private investment firm will invest approximately $55 million in the common equity of the Company and an additional $25 million in the common equity of one of its affiliates. Under the terms of the agreement, the investment firm will purchase approximately 4.7 million shares of the Company's common stock for $25 million in cash and the delivery of approximately $77 million principal amount at maturity of the Company's Zero Coupon Convertible Subordinated Debentures Due 2018 that the investment firm has previously acquired. Those debentures have an accreted value of approximately $31.6 million. The investment firm's $25 million investment in the affiliate would be exchangeable after three years (or earlier in certain events) at the firm's option for an additional approximately 2.1 million shares of the Company's common stock. The Company would have an option to purchase the stock of the affiliate for cash or the Company's common stock once the affiliate stock becomes exchangeable for the Company's common stock. The investment is subject to negotiation of acceptable documentation among the parties (including the other owners of the affiliate). If the investment is not completed, the investment firm will purchase from the Company approximately 2.1 million shares of the Company's common stock for $25 million in cash. The transaction is subject to Hart-Scott-Rodino clearance and other customary conditions and is expected to be completed by the end of June 1999. There can be no assurance, however, that the transaction will be completed.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Pride International, Inc.:

     We have reviewed the accompanying consolidated balance sheet of Pride International, Inc. as of March 31, 1999, and the related consolidated statements of operations and cash flows for the three month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 30, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                PricewaterhouseCoopers LLP

Houston, Texas
May 14, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements of Pride International, Inc. (the "Company" or "Pride") as of March 31, 1999 and for the three-month periods ended March 31, 1999 and 1998 included elsewhere herein, and with the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The following information contains forward-looking statements. For a discussion of certain limitations inherent in such statements, see "-- Outlook" and "-- Forward-Looking Statements."

GENERAL

     Pride is a leading international provider of contract drilling and related services, operating both offshore and on land. Currently, the Company operates a global fleet of 307 rigs, including three semisubmersible rigs, 17 jackup rigs, nine tender-assisted rigs, four barge rigs, 23 offshore platform rigs and 251 land-based drilling and workover rigs. The Company operates in more than 20 countries and marine provinces. The significant diversity of the Company's rig fleet and areas of operations enables it to provide a broad range of services and to take advantage of market upturns while reducing its exposure to sharp downturns in any particular market sector or geographic region.

     Most recently, the Company has focused on increasing the size of its fleet capable of drilling in deeper waters. The Company is currently participating in the construction of two ultra-deepwater drillships, the PRIDE AFRICA and the PRIDE ANGOLA, which are expected to commence operations under long-term contracts in mid-1999 and early 2000, respectively, and four fourth-generation Amethyst class semisubmersible rigs, which also are committed under long-term contracts and are expected to be delivered in mid-2000.

OUTLOOK

     With industry conditions at depressed levels, management anticipates that the Company will experience a continuation of relatively low dayrates and utilization in the near term. The Company expects its aggregate dayrates and utilization to continue to decrease as higher margin long-term contracts now ongoing expire. In addition, the Company currently has five jackup rigs and nine platform rigs idle in the Gulf of Mexico, where the Company's contracts have traditionally been and continue to be short-term. Pride is continuing to experience weakness in its land drilling and workover operations in South America, particularly Venezuela where private-sector exploration and production activity levels have been reduced. As a result, the Company expects to realize substantially less revenue from the assets working in these areas in the near term than in recent periods. The Company's operating costs will not, however, decrease proportionately. This revenue decrease will adversely affect the Company's results of operations for at least the near term, substantially reducing its revenues, cash flows, EBITDA and earnings and likely resulting in losses in 1999 and potentially beyond. Due to the short-term nature of many of the Company's contracts, primarily in the Gulf of Mexico, and the unpredictable nature of oil and gas prices, which affect the demand for drilling activity, the Company cannot predict the extent of such adverse change accurately. The duration of this market downturn also depends on many factors that cannot be accurately predicted. Management anticipates that drilling markets will be unsettled for at least the balance of 1999, and possibly longer, but remains positive on the long-term outlook for the industry and for the Company.

     The deteriorating industry conditions over the latter part of 1998 and the first quarter of 1999 have led the Company to reduce its workforce significantly. In the first quarter of 1999, the Company recorded charges of $28.9 million, net of income taxes, for current and future cash expenditures related to a company-wide restructuring plan implemented to address the dramatic decline in drilling and workover activity. The Company expects the restructuring to result in annual cost savings in excess of $25 million.

RESULTS OF OPERATIONS

     The following table sets forth selected consolidated financial information of the Company by operating segment for the periods indicated (operating costs include provision for restructuring):

                                               THREE MONTHS ENDED MARCH 31,
                                       --------------------------------------------
                                               1999                   1998
                                       ---------------------  ---------------------
                                                  (DOLLARS IN THOUSANDS)
Revenues:
     United States offshore..........  $   28,438       18.5% $   45,302       21.2%
     International land..............      67,196       43.7     108,633       50.8
     International offshore..........      58,185       37.8      59,751       28.0
                                       ----------  ---------  ----------  ---------
          Total revenues.............  $  153,819      100.0% $  213,686      100.0%
                                       ==========  =========  ==========  =========
Operating Costs:
     United States offshore..........  $   22,383       17.6% $   25,280       18.5%
     International land..............      63,091       49.7      77,576       56.8
     International offshore..........      41,455       32.7      33,637       24.7
                                       ----------  ---------  ----------  ---------
          Total operating costs......  $  126,929      100.0% $  136,493      100.0%
                                       ==========  =========  ==========  =========
Gross Margin:
     United States offshore..........  $    6,055       22.5% $   20,022       26.0%
     International land..............       4,105       15.3      31,057       40.2
     International offshore..........      16,730       62.2      26,114       33.8
                                       ----------  ---------  ----------  ---------
          Total gross margin.........  $   26,890      100.0% $   77,193      100.0%
                                       ==========  =========  ==========  =========

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998.

     REVENUES. Revenues for the three months ended March 31, 1999 decreased $59.9 million, or 28.0%, as compared to the corresponding period in 1998. Of this decrease, $41.4 million was a result of significantly reduced rig utilization of the Company's international land-based fleet in Argentina, Colombia and Eastern Venezuela. Domestic offshore operations accounted for $16.9 million of the decrease due to the continuation of low dayrates and lower utilization of the Company's Gulf of Mexico jackup and platform rigs.

     OPERATING COSTS. Operating costs for the three months ended March 31, 1999 decreased $9.6 million, or 7.0%, as compared to the corresponding period in 1998. Operating costs attributable to international land-based operations decreased $23.4 million as a result of lower rig utilization, as discussed above, offset by $8.9 million of non-recurring costs, primarily employee termination benefits, in connection with the restructuring of such operations. Operating costs attributable to domestic offshore operations decreased $2.9 million due to lower rig utilization, as discussed above. International offshore operating costs increased by $7.8 million, $3.9 million of which represents non-recurring restructuring charges, primarily employee termination benefits, and $3.6 million of which is attributable to the expansion and operation of international offshore assets.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended March 31, 1999 increased $4.6 million, or 24.5%, as compared to the corresponding period in 1998, primarily due to the expansion of the Company's international offshore assets.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended March 31, 1999 increased $26.7 million, or 127.8%, as compared to the corresponding period in 1998. Of this increase, $25.7 million consists of non-recurring costs in connection with the base consolidations and overall down-sizing of administrative staff.

     OTHER INCOME (EXPENSE). Other income (expense) for the three months ended March 31, 1999 increased $1.4 million, or 15.1%, as compared to the corresponding period in 1998, primarily as a result of higher interest expense due to increased borrowings.

     INCOME TAX PROVISION. The Company's consolidated effective income tax rate for the three months ended March 31, 1999 was approximately 28.0%, as compared to approximately 24.0% for the corresponding period in 1998. The increase in the effective income tax rate for the three months ended March 31, 1999 resulted primarily from the effect of a significant portion of the tax effect of the provision for restructuring being subject to taxation in higher effective tax rate jurisdictions, such as the United States, Argentina and Venezuela.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $112.8 million and $84.6 million as of March 31, 1999 and December 31, 1998, respectively. The Company's current ratio was 1.4 as of March 31, 1999 and 1.3 as of December 31, 1998. The increase in the current ratio was attributable primarily to the increase in cash and cash equivalents from the sale and leaseback of the semisubmersible rig AMETHYST 1 in February 1999 and a decrease in other current assets and accounts payable, partially offset by a decrease in trade receivables and an increase in accrued expenses and short-term borrowings.

     During the three months ended March 31, 1999, the Company's capital expenditures primarily consisted of approximately $50 million attributable to the PRIDE AFRICA and the PRIDE ANGOLA, approximately $12 million attributable to certain other construction and refurbishment projects begun in 1998 and approximately $10 million of other enhancement and sustaining capital expenditures.

     The Company expects to spend approximately $200 million during the remainder of 1999 to complete construction of the PRIDE AFRICA and the PRIDE ANGOLA and approximately $3 million to complete certain other construction and refurbishment projects begun in 1998. The Company expects enhancement and sustaining capital expenditures in 1999 to be substantially lower than in 1998.

     The Company has a senior secured revolving credit facility with a group of banks under which up to $50 million (including $30 million for letters of credit) is available. Availability under the credit facility is limited to a borrowing base based on the value of collateral. The credit facility is collateralized by the accounts receivable, inventory and other assets of the Company and its domestic subsidiaries, two-thirds of the stock of its foreign subsidiaries, the stock of its domestic subsidiaries and certain other assets. The credit facility terminates in December 2000. Borrowings under the credit facility bear interest at a variable rate based on either the prime rate or LIBOR, which was 9.00% at March 31, 1999.

     The credit facility limits the Company's ability to incur additional indebtedness, create liens, enter into mergers and consolidations, pay cash dividends on its capital stock, make acquisitions, sell assets or change its business without prior consent of the lenders. Under the credit facility, the Company must maintain certain financial ratios, including (1) funded debt to EBITDA, (2) funded debt to capitalization, (3) adjusted EBITDA to debt service and (4) minimum tangible net worth. As of March 31, 1999, advances totaling $35 million were outstanding under the credit facility.

     In connection with the construction of two new ultra-deepwater drillships, the PRIDE AFRICA and the PRIDE ANGOLA, the Company and the two joint venture companies in which the Company has a 51% interest have entered into financing arrangements with a group of banks that are providing approximately $400 million of the drillships' total estimated construction cost of $470 million. Upon commencement of operations of the drillships, the loans will become nonrecourse to the joint venture participants. During the construction period, the lenders could have recourse to the Company with respect to an aggregate of up to $310 million of such loans. As of March 31, 1999, $185 million was outstanding under the construction period loans. The Company estimates that its total equity investment in the joint ventures will be approximately $38 million. The Company can give no assurance, however, that additional capital will not be required to complete construction of the drillships.

     A joint venture company in which the Company has a 30% interest has entered into a financing arrangement with a group of foreign lenders to provide up to $240 million of the $360 million estimated cost of the two Amethyst rigs under construction in South Korea. Previous equity contributions by the Company and its joint venture partner will provide an additional $20 million of such cost. Pride has provided the lenders with certain commitments and guarantees, including (1) a commitment (not exceeding $30 million) to provide 30% of the funds needed to complete the rigs if third-party funding cannot be obtained by October 30, 1999; (2) a guarantee of payment of up to $32.4 million of the loans; (3) a guarantee of cost overruns of up to an aggregate of $6 million; (4) a guarantee of the cost of the two rigs in excess of related refund guarantees supporting their construction contracts and (5) certain other financial and operating-related guarantees.

     In addition, the joint venture has received a guarantee from the United States Maritime Administration of obligations for both construction period and mortgage period financing relating to the construction of the two Amethyst rigs under construction in the United States. The MARAD guarantee covers approximately $300 million of the estimated $340 million cost of the vessels. The joint venture has completed the construction period financing and has engaged a placement agent for the mortgage period financing. In connection with the MARAD financing, the Company has agreed to guarantee payment of up to $20.5 million of late delivery penalties that are accruing and may be payable under the charter and service contracts related to these two rigs.

     The joint venture has contracts with Petrobras to provide two additional deepwater rigs. The joint venture originally intended to build two additional Amethyst-class rigs. Construction contracts with respect to those two rigs were terminated, however, after the shipyard at which the rigs were to be constructed filed for protection from its creditors. The joint venture partners are currently evaluating alternatives relating to these two contracts, which include: (a) chartering other rigs currently available in the market to fulfill the related Petrobras charter and service contracts, (b) constructing these two additional Amethyst-class rigs at another shipyard or (c) undertaking other mutually acceptable arrangements. The Company can give no assurance, however, that any of these efforts will be successful.

     In February 1999, the Company completed the sale and leaseback of the semisubmersible rig AMETHYST 1, pursuant to which the Company received $97 million in cash. The lease is for a maximum term of 13.5 years, and the Company has options to purchase the rig exercisable at the end of eight and one-half years and at the end of the maximum term. Annual rentals on this transaction range from $11.7 million to $15.9 million. The proceeds from this transaction are being used to fund the Company's current capital projects.

     The Company has entered into an agreement with a fund managed by First Reserve Corporation under which First Reserve will invest approximately $55 million in the common equity of Pride and an additional $25 million in the common equity of the Amethyst joint venture company. Under the terms of the agreement, First Reserve will purchase approximately 4.7 million shares of the Company's common stock for $25 million in cash and the delivery of approximately $77 million principal amount at maturity of the Company's Zero Coupon Convertible Subordinated Debentures Due 2018 that First Reserve has previously acquired. Those debentures have an accreted value of approximately $31.6 million. First Reserve's $25 million investment in the joint venture company is subject to negotiation of acceptable documentation among the parties (including the other owners of the joint venture). If the investment is not completed, First Reserve will purchase from the Company approximately 2.1 million shares of the Company's common stock for $25 million in cash. The transaction is subject to Hart-Scott-Rodino clearance and other customary conditions and is expected to be completed by the end of June 1999. The Company can give no assurance, however, that the transaction will be completed.

     Management believes that the cash generated from the Company's operations, together with the proceeds from the First Reserve transaction and borrowings under the credit facility, will be adequate to fund normal ongoing capital expenditure, working capital and debt service requirements for the foreseeable future.

     From time to time, the Company may review possible expansion and acquisition opportunities relating to its business segments. While the Company has no definitive agreements to acquire additional equipment, suitable opportunities may arise in the future. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. From time to time, the Company has one or more bids outstanding for contracts that could require significant capital expenditures and mobilization costs. The Company expects to fund acquisitions and project opportunities primarily through a combination of working capital, cash flow from operations and full or limited recourse debt or equity financing.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q that address activities, events or developments that the Company expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. These include such matters as future capital expenditures and investments in the construction, acquisition and refurbishment of rigs (including the amount and nature thereof and the timing of completion thereof), repayment of debt, expansion and other development trends in the contract drilling industry, business strategies, expansion and growth of operations, utilization rates and contract rates for rigs, future operating results and financial condition. These statements are based on certain assumptions and analyses made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including general economic and business conditions, prices of oil and gas and industry expectations about future prices, foreign exchange controls and currency fluctuations, the business opportunities (or lack thereof) that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Any such statements are not guarantees of future performance, and actual results or developments may differ materially from those projected in the forward-looking statements.

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

     OVERALL GOALS AND OBJECTIVES. The Company's goal is to have all of its significant systems functioning properly with respect to the Year 2000 problem and to develop contingency plans in the event of disruptions caused by the Year 2000 problem before December 31, 1999. The Company has established a global task force of key employees at each location to ensure the goal is met. The Company expects that it will upgrade or replace a majority of its existing significant systems during this process. The task force will also develop the contingency plans as required. These overall goals and objectives are referred to as the "Year 2000 Project Plan."

     YEAR 2000 PROJECT PLAN.  The phases of the Year 2000 Project Plan include:

      o identifying, inventorying and assigning priorities to existing significant systems

      o determining and implementing the new Year 2000 compliant systems that will be used throughout the company

      o   assessing all remaining Year 2000 risks

      o resolving and correcting remaining Year 2000 problems with upgrades or replacements

      o   testing the Year 2000 upgrades or replacements

      o conducting Year 2000 surveys of significant customers, suppliers and business partners

      o   developing and testing Year 2000 contingency plans

     Currently, each phase is in various stages of completion. The Company estimates that its Year 2000 Project Plan is at least 75% complete.

     BUSINESS SYSTEMS. Part of the Year 2000 Project Plan includes performing an inventory of each drilling rig's critical systems. The Company is in the process of fully developing and evaluating this inventory, and compiling written documentation regarding compliance. The Company believes that most of its rigs are Year 2000 compliant, but a full assessment is currently being performed. At this time, the Company is not able to reasonably assess a likely worst case Year 2000 scenario related to its drilling rigs.

     In addition, the Company is implementing an enterprise resource planning system ("ERP") primarily for accounting and purchasing systems. The ERP system is 90% operational and is Year 2000 compliant. The Company expects to complete the conversion to the new ERP system by September 30, 1999.

     KEY BUSINESS PARTNERS. The Company has initiated communication with its key business partners to seek Year 2000 readiness assurances and to determine the extent to which their failure to correct their own Year 2000 problems could affect the Company. The Company's key business partners include suppliers whose critical function is to provide drilling rig equipment essential to the operation of a rig. In the event replacement parts that the Company does not have in inventory are required for a rig and it is unsuccessful in purchasing the equipment from its suppliers, the rig could experience idle time resulting in loss of revenue.

     Key business partners also include the Company's customers. Any disruption in the revenue stream generated by the Company's customers could impact its cash flow, results of operations and financial position. Other key business partners also include strategic suppliers whose critical function is to provide systems that are Year 2000 compliant and consultants who can advise and assist the Company in the implementation of the systems. Any Year 2000 problems with these systems could affect the Company adversely in terms of lost time or even loss of revenues.

     The Company cannot guarantee that any Year 2000 problems in other key business partners' systems on which it relies will be timely resolved, nor can it inspect the companies' Year 2000 efforts or independently verify their representations to the Company. In addition, the Company cannot foretell the effect on its business operations from the failure of systems owned by others, from the delivery of inaccurate information from other companies or from the inability of their systems to interface with the Company's systems. Accordingly, the Company cannot guarantee that other companies' failure to resolve their Year 2000 problems would not have a material adverse effect on the Company. The Company is, however, in the process of assessing these risks.

     COSTS. As of May 10, 1999, the Company had incurred approximately $8.4 million in costs primarily for the new ERP system, new hardware, new software licenses and outside consultants. Such equipment and systems, which were planned for installation regardless of Year 2000 considerations, are Year 2000 compliant. The Company estimates that it will incur approximately $5 million of such additional costs during the remainder of 1999.

     RISKS. The Company's expectations regarding the Year 2000 are subject to uncertainties that could affect its results of operations or financial condition. Success depends on many factors, some of which are outside the Company's control. Despite reasonable efforts, the Company cannot assure that it will not experience any disruptions or otherwise be adversely affected by Year 2000 problems. While the Company presently does not expect any catastrophic failures of any of its systems, it cannot provide any assurances that such failures will not occur.

     CONTINGENCY PLANS. The Company is developing contingency plans for systems and certain processes that are highly and moderately critical to the business operations. The contingency plans will encompass alternative courses of action, with limited reliance on computer software and hardware, in the event that certain of the Company's systems or processes are not Year 2000 compliant.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. These risks arise primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in interest rates and foreign currency exchange rates as discussed below. The Company entered into these instruments other than for trading purposes.

     INTEREST RATE RISK. The Company is exposed to interest rate risk through its convertible and fixed rate long-term debt. The fair market value of fixed rate debt will increase as prevailing interest rates decrease. The fair value of the Company's long-term debt is estimated based on quoted market prices, where applicable, or based on the present value of expected cash flows relating to the debt discounted at rates currently available to the Company for long-term borrowings with similar terms and maturities. The estimated fair value of the Company's long-term debt as of March 31, 1999 was approximately $914 million, which is less than its carrying value of $975 million. A hypothetical 10% decrease in interest rates would increase the fair market value of the Company's long-term debt by approximately $49 million.

     FOREIGN CURRENCY EXCHANGE RATE RISK. The Company operates in a number of international areas and is involved in transactions denominated in currencies other than U.S. dollars, which expose it to foreign exchange rate risk. The Company utilizes forward exchange contracts, local currency borrowings and the payment structure of customer contracts to selectively hedge its exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currencies. A hypothetical 10% decrease in the U.S. dollar relative to the value of all foreign currencies as of March 31, 1999 would result in an approximate $2.4 million decrease in the fair value of the Company's forward exchange contracts. The Company does not hold or issue forward exchange contracts or other derivative financial instruments for speculative purposes.

                          PART II.   OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

        EXHIBIT
          NO.                        DESCRIPTION
-------------------------------------------------------------
          10.1       -- Separation Agreement, dated as of
                        March 10, 1999, between the Company
                        and Ray A. Tolson.
          10.2       -- Securities Purchase Agreement, dated
                        as of May 5, 1999, between the
                        Company and First Reserve Fund VIII,
                        Limited Partnership.
          10.3       -- Form of Shareholders Agreement
                        between the Company and First Reserve
                        Fund VIII, Limited Partnership
                        (included as exhibit A to Exhibit
                        10.2).
          15.1       -- Awareness Letter of
                        PricewaterhouseCoopers LLP.

          27.1       -- Financial Data Schedule


     (b)  Reports on Form 8-K

     In a Current Report on Form 8-K dated January 12, 1999, the Company (i) reported pursuant to Item 5 of Form 8-K that (a) a 30%-owned affiliate had entered into loan agreements with a group of foreign lenders totalling $240 million to provide financing in connection with the construction of two deepwater semisubmersible drilling rigs; (b) the Company had completed long-term financing agreements totalling $200 million with respect to the ultra deepwater drillship PRIDE ANGOLA; and (c) the Company had completed refurbishment of its jackup rig PRIDE KANSAS and an amendment to the contract under which the rig is working; and (ii) filed pursuant to Item 7 of Form 8-K a press release issued by the Company dated January 11, 1999 with respect thereto.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PRIDE INTERNATIONAL, INC.
                                          By:  /s/ EARL W. MCNIEL
                                                  (EARL W. MCNIEL)
                                             VICE PRESIDENT AND CHIEF
                                                 FINANCIAL OFFICER

Date:  May 14, 1999