Form 10-Q
period 1999-06-30
PRIDE INTERNATIONAL INC
filed 1999-08-16
CIK 833081

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

                                              Outstanding as of  August 10, 1999
     Common Stock, no par value                            56,162,440

                           PRIDE INTERNATIONAL, INC.

                                     INDEX

                                                                                                  PAGE NO.
PART I.    FINANCIAL INFORMATION

      Item 1.   Financial Statements

           Consolidated Balance Sheet as of June 30, 1999 and December 31, 1998..................     2
           Consolidated Statement of Operations for the three months ended June 30, 1999
                and 1998.........................................................................     3
           Consolidated Statement of Operations for the six months ended June 30, 1999 and
                1998.............................................................................     4
           Consolidated Statement of Cash Flows for the six months ended June 30, 1999 and
                1998.............................................................................     5
           Notes to Unaudited Consolidated Financial Statements..................................     6
           Report of Independent Accountants.....................................................    10

      Item 2.   Management's Discussion and Analysis of Financial Condition and
                       Results of Operations.....................................................    11

      Item 3.   Quantitative and Qualitative Disclosures about Market Risk.......................    17


PART II.   OTHER INFORMATION

      Item 2.    Changes in Securities and Use of Proceeds.......................................    18

      Item 4.    Submission of Matters to a Vote of Security Holders.............................    18

      Item 6.    Exhibits and Reports on Form 8-K................................................    18

      Signatures ................................................................................    19

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            PRIDE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     JUNE 30,      DECEMBER 31,
                                                                       1999           1998
                                                                    -----------    -------------
                                                                     (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
      Cash and cash equivalents .................................   $   176,889    $      86,540
      Trade receivables, net ....................................       155,122          187,351
      Parts and supplies ........................................        29,153           29,161
      Deferred income taxes .....................................         5,281            1,320
      Prepaid expenses and other current assets .................        63,775           65,410
                                                                    -----------    -------------
           Total current assets .................................       430,220          369,782
                                                                    -----------    -------------
PROPERTY AND EQUIPMENT, net .....................................     1,847,848        1,725,787
                                                                    -----------    -------------
OTHER ASSETS
      Investments in and advances to affiliates .................        47,547           48,582
      Other assets ..............................................        65,264           48,016
                                                                    -----------    -------------
           Total other assets ...................................       112,811           96,598
                                                                    -----------    -------------
                                                                    $ 2,390,879    $   2,192,167
                                                                    ===========    =============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable ..........................................   $   124,876    $     151,514
      Accrued expenses ..........................................        97,742           79,794
      Short-term borrowings .....................................         3,382           16,522
      Current portion of long-term debt .........................        21,792           27,452
      Current portion of long-term lease obligations ............        10,133            9,897
                                                                    -----------    -------------
           Total current liabilities ............................       257,925          285,179
                                                                    -----------    -------------
OTHER LONG-TERM LIABILITIES .....................................        59,550           48,987
LONG-TERM DEBT, net of current portion ..........................       890,869          630,520
LONG-TERM LEASE OBLIGATIONS, net of current portion .............        44,570           50,148
6 1/4% CONVERTIBLE SUBORDINATED DEBENTURES ......................        52,480           52,480
ZERO COUPON CONVERTIBLE SUBORDINATED DEBENTURES .................       211,123          237,327
DEFERRED INCOME TAXES ...........................................        79,303          101,302
MINORITY INTEREST ...............................................        23,767           22,822
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
      Common stock, no par value; 100,000,000 shares authorized;
           55,169,539 and 50,437,261 shares issued and 55,115,319
           and 50,383,041 shares outstanding, respectively ......             1                1
      Paid-in capital ...........................................       573,992          523,674
      Treasury stock, at cost ...................................          (191)            (191)
      Retained earnings .........................................       197,490          239,918
                                                                    -----------    -------------
           Total shareholders' equity ...........................       771,292          763,402
                                                                    -----------    -------------
                                                                    $ 2,390,879    $   2,192,167
                                                                    ===========    =============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                       ------------------------
                                                          1999           1998
                                                       ---------      ---------
REVENUES .........................................     $ 168,083      $ 219,186
OPERATING COSTS ..................................       123,666        137,442
                                                       ---------      ---------
      Gross margin ...............................        44,417         81,744
DEPRECIATION AND AMORTIZATION ....................        23,107         19,084
SELLING, GENERAL AND ADMINISTRATIVE ..............        17,126         19,895
                                                       ---------      ---------
EARNINGS FROM OPERATIONS .........................         4,184         42,765
                                                       ---------      ---------
OTHER INCOME (EXPENSE)
      Other expense, net .........................           (11)          (393)
      Interest income ............................         1,015          1,765
      Interest expense ...........................       (14,931)       (12,357)
                                                       ---------      ---------
           Total other income (expense), net .....       (13,927)       (10,985)
                                                       ---------      ---------
EARNINGS (LOSS) BEFORE INCOME TAXES ..............        (9,743)        31,780
INCOME TAX PROVISION (BENEFIT) ...................        (2,888)         7,264
                                                       ---------      ---------
NET EARNINGS (LOSS) BEFORE EXTRAORDINARY GAIN ....        (6,855)        24,516
EXTRAORDINARY GAIN ...............................         3,884           --
                                                       ---------      ---------
NET EARNINGS (LOSS) ..............................     $  (2,971)     $  24,516
                                                       =========      =========
NET EARNINGS (LOSS) PER SHARE BEFORE
EXTRAORDINARY GAIN:
      Basic ......................................     $    (.13)     $     .49
      Diluted ....................................     $    (.13)     $     .43
NET EARNINGS (LOSS) PER SHARE AFTER
EXTRAORDINARY GAIN:
      Basic ......................................     $    (.06)     $     .49
      Diluted ....................................     $    (.06)     $     .43
WEIGHTED AVERAGE SHARES OUTSTANDING:
      Basic ......................................        51,098         50,087
      Diluted ....................................        51,098         61,351

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                       ------------------------
                                                          1999           1998
                                                       ---------      ---------
REVENUES .........................................     $ 321,902      $ 432,872
OPERATING COSTS ..................................       237,778        273,935
RESTRUCTURING COSTS ..............................        12,817           --
                                                       ---------      ---------
      Gross margin ...............................        71,307        158,937
DEPRECIATION AND AMORTIZATION ....................        46,499         37,899
SELLING, GENERAL AND ADMINISTRATIVE ..............        39,019         40,752
RESTRUCTURING COSTS ..............................        25,700           --
                                                       ---------      ---------
EARNINGS (LOSS) FROM OPERATIONS ..................       (39,911)        80,286
                                                       ---------      ---------
OTHER INCOME (EXPENSE)
      Other income (expense), net ................           565           (559)
      Interest income ............................         2,259          3,064
      Interest expense ...........................       (27,490)       (22,828)
                                                       ---------      ---------
           Total other income (expense), net .....       (24,666)       (20,323)
                                                       ---------      ---------
EARNINGS (LOSS) BEFORE INCOME TAXES ..............       (64,577)        59,963

INCOME TAX PROVISION (BENEFIT) ...................       (18,265)        14,013
                                                       ---------      ---------
NET EARNINGS (LOSS) BEFORE EXTRAORDINARY GAIN ....       (46,312)        45,950
EXTRAORDINARY GAIN ...............................         3,884           --
                                                       ---------      ---------
NET EARNINGS (LOSS) ..............................     $ (42,428)     $  45,950
                                                       =========      =========
NET EARNINGS (LOSS) PER SHARE BEFORE
EXTRAORDINARY GAIN:
      Basic ......................................     $    (.91)     $     .92
      Diluted ....................................     $    (.91)     $     .83

NET EARNINGS (LOSS) PER SHARE AFTER
EXTRAORDINARY GAIN:
      Basic ......................................     $    (.84)     $     .92
      Diluted ....................................     $    (.84)     $     .83

WEIGHTED AVERAGE SHARES OUTSTANDING:
      Basic ......................................        50,752         50,073
      Diluted ....................................        50,752         58,331

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                           ----------------------
                                                                              1999         1998
                                                                           ---------    ---------
OPERATING ACTIVITIES
      Net earnings (loss) ..............................................   $ (42,428)   $  45,950
      Adjustments to reconcile net earnings (loss) to net
         cash provided by operating activities -
           Depreciation and amortization ...............................      46,499       37,899
           Discount amortization on zero coupon convertible subordinated
                debentures .............................................       5,636        1,821
           Gain on sale of assets ......................................        (492)        (173)
           Deferred tax provision (benefit) ............................     (25,960)       6,659
           Minority interest ...........................................         945          (77)
           Extraordinary gain ..........................................      (6,825)        --
           Changes in assets and liabilities:
                Trade receivables ......................................      32,229      (10,091)
                Parts and supplies .....................................           8       (6,276)
                Prepaid expenses and other current assets ..............       1,635       (9,309)
                Other assets ...........................................     (12,542)      (3,955)
                Accounts payable .......................................     (26,638)       5,678
                Accrued expenses .......................................      17,948       (2,301)
                Other liabilities ......................................      10,563       14,506
                                                                           ---------    ---------
                     Net cash provided by operating activities..........         578       80,331
                                                                           ---------    ---------
INVESTING ACTIVITIES
      Purchases of property and equipment ..............................    (265,933)    (249,442)
      Proceeds from sales of property and equipment ....................      97,974        2,417
      Investments in affiliates ........................................       1,035      (14,964)
                                                                           ---------    ---------
                     Net cash used in investing activities .............    (166,924)    (261,989)
                                                                           ---------    ---------
FINANCING ACTIVITIES
      Proceeds from issuance of common stock ...........................      25,000         --
      Proceeds from exercise of stock options ..........................         303          601
      Proceeds from issuance of convertible subordinated debentures ....        --        223,100
      Proceeds from debt borrowings ....................................     425,838       80,044
      Reduction of debt ................................................    (194,446)     (61,134)
                                                                           ---------    ---------
                     Net cash provided by financing activities .........     256,695      242,611
                                                                           ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS ..............................      90,349       60,953
CASH AND CASH EQUIVALENTS, beginning of period .........................      86,540       74,395
                                                                           ---------    ---------
CASH AND CASH EQUIVALENTS, end of period ...............................   $ 176,889    $ 135,348
                                                                           =========    =========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                          PRIDE INTERNATIONAL, INC.
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

      In the opinion of management, the unaudited consolidated financial information included herein reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for a full year or any other interim period.

2.  DEBT

   LONG-TERM DEBT

      Long-term debt as of June 30, 1999 and December 31, 1998 consisted of the following:

                                                         JUNE 30,   DECEMBER 31,
                                                           1999         1998
                                                         --------   ------------
                                                              (IN THOUSANDS)
9 3/8% Senior Notes due 2007 .........................   $325,000   $    325,000
10% Senior Notes due 2009 ............................    200,000           --
Drillship construction loans .........................    297,263        158,866
Collateralized term loans ............................     32,095         70,558
Limited-recourse collateralized term loans ...........     28,911         31,112
Senior convertible note ..............................     21,250         21,250
Other notes payable ..................................      8,142         12,186
Bank credit facility .................................       --           39,000
                                                         --------   ------------
                                                          912,661        657,972
Current portion of long-term debt ....................     21,792         27,452
                                                         --------   ------------
         Long-term debt, net of current portion ......   $890,869   $    630,520
                                                         ========   ============

      In connection with the construction of two new ultra-deepwater drillships, the PRIDE AFRICA and the PRIDE ANGOLA, the Company and the two joint venture companies in which the Company has a 51% interest have entered into financing arrangements with a group of banks that are providing approximately $400 million of the drillships' total estimated construction cost of $470 million. The loans with respect to the PRIDE AFRICA have become non-recourse to the joint venture participants, and the loans with respect to the PRIDE ANGOLA will become non-recourse upon commencement of operations of the drillship. During the construction of the PRIDE ANGOLA, the lenders could have recourse to the Company with respect to an aggregate of up to $200 million of such loans. As of June 30, 1999, $164.5 million was outstanding under the non-recourse loans for the PRIDE AFRICA and $132.8 million was outstanding under the construction period loans for the PRIDE ANGOLA. The Company estimates that its total equity investment in the joint ventures will be approximately $38 million. The Company can give no assurance, however, that additional capital will not be required to complete construction of the PRIDE ANGOLA.

      In May 1999, the Company completed the public sale of $200 million principal amount of 10% Senior Notes due June 1, 2009. Interest on the notes is payable semi-annually on June 1 and December 1 of each year. The notes are not redeemable prior to June 1, 2004, after which they will be redeemable, in whole or in part, at the option of the Company at redemption prices starting at 105% of the principal amount and declining to 100% by June 1, 2007. In the event the Company consummates a qualified equity offering on or prior to June 1, 2002, the Company may use all or a portion of the proceeds to redeem up to 33% of the principal amount of the notes at a redemption price equal to 110% of the aggregate principal amount thereof, together with accrued and unpaid interest to the date of redemption. The notes contain provisions that limit the ability of the Company and its subsidiaries, with certain exceptions, to pay dividends or make other restricted payments; incur additional debt or issue preferred stock; create or permit to exist liens; incur dividend or other payment restrictions affecting subsidiaries; consolidate, merge or transfer all or substantially all its assets; sell assets; enter into transactions with affiliates and engage in sale and leaseback transactions.

                          PRIDE INTERNATIONAL, INC.
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


3.    SALE-LEASEBACK TRANSACTION

      In February 1999, the Company completed the sale and leaseback of a semisubmersible drilling rig, pursuant to which it received $97 million in cash. The net book value of the rig has been removed from the balance sheet and the excess of funding over the net book value of the rig has been deferred and is being amortized as a reduction of lease expense over the lease term. The lease is for a term of 13.5 years, and the Company has options to purchase the rig at the end of eight and one-half years and at the end of the lease term. Annual rentals on the rig range from $11.7 milliom to $15.9 million.

4.    EQUITY INVESTMENT

      In June 1999, the Company issued approximately 4.7 million shares of common stock to a private investment firm for $25 million in cash and the delivery of approximately $77 million principal amount at maturity of the Company's Zero Coupon Convertible Subordinated Debentures Due 2018 that the investment firm had previously acquired. Those debentures had an accreted value of approximately $31.8 million. In connection with the cancellation of the debentures, the Company recognized an extraordinary gain of $3.9 million, net of income taxes. In July 1999, the Company issued an additional 1.0 million shares to the investment firm for $12.5 million cash. The investment firm has agreed to invest an additional $12.5 million cash in the common equity of one of the Company's unconsolidated affiliates. The investment firm's $12.5 million investment in the affiliate will be exchangeable after three years (or earlier in certain events) at the investment firm's option for an additional approximately 1.0 million shares of the Company's common stock. The Company will have the option to purchase the stock of the affiliate for cash or the Company's common stock once the affiliate stock becomes exchangeable for the Company's common stock.

5.    RESTRUCTURING CHARGES

      During the three month period ended March 31, 1999, the Company implemented a restructuring plan to address the recent dramatic decline in drilling and workover activity. The restructuring consists of regional base consolidations, down-sizing of administrative staffs and other reductions in personnel and has resulted in a pretax charge of $38.5 million for current and future cash expenditures. Charges include the cost of involuntary employee termination benefits, including severance, wage continuation, medical and other benefits, facility closures and other costs in connection with the restructuring plan. The Company paid approximately $24.8 million of such cost attributed primarily to involuntary employee termination benefits during the six months ended June 30, 1999 (of which $15.4 million was paid in the second quarter). It is the opinion of management that the remaining $13.7 million provision is adequate to cover the future costs attributable to the restructuring.

6.    INCOME TAXES

      The Company's consolidated effective income tax rate for the six months ended June 30, 1999 was approximately 28.3%, as compared to approximately 23.4% for the corresponding period in 1998. The increase in the effective tax rate for the six months ended June 30, 1999 resulted primarily from the tax effect of the restructuring costs, and associated net losses, being recorded in higher effective tax rate jurisdictions.

7. NET EARNINGS PER SHARE

      Basic net earnings per share has been computed based on the weighted average number of shares of common stock outstanding during the applicable period. Diluted net earnings per share has been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period, as if the convertible debt were converted into common stock on the date of sale, after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the convertible debt.

                          PRIDE INTERNATIONAL, INC.
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

   The following table presents information necessary to calculate basic and diluted net earnings (loss) per share:

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                           JUNE 30,                 JUNE 30,
                                                     --------------------    --------------------
                                                       1999        1998        1999        1998
                                                     --------    --------    --------    --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net earnings (loss) before extraordinary gain ....   $ (6,855)   $ 24,516    $(46,312)   $ 45,950
Extraordinary gain ...............................      3,884        --         3,884        --
                                                     --------    --------    --------    --------
Net earnings (loss) after extraordinary gain .....     (2,971)     24,516     (42,428)     45,950
Interest expense on convertible debt .............      4,110       2,749       8,172       3,615
Income tax effect ................................     (1,438)       (989)     (2,860)     (1,301)
                                                     --------    --------    --------    --------
      Adjusted net earnings (loss) after
           extraordinary gain ....................   $   (299)   $ 26,276    $(37,116)   $ 48,264
                                                     ========    ========    ========    ========
Weighted average shares outstanding ..............     51,098      50,087      50,752      50,073
Convertible subordinated debentures ..............     12,856      10,258      11,998       7,287
Stock options and warrants .......................        268       1,006       1,177         971
                                                     --------    --------    --------    --------
      Adjusted weighted average shares outstanding     64,222      61,351      63,927      58,331
                                                     ========    ========    ========    ========
           Basic net earnings (loss) per share:
                Before extraordinary gain ........   $   (.13)   $    .49    $   (.91)   $    .92
                                                     ========    ========    ========    ========
                After extraordinary gain .........   $   (.06)   $    .49    $   (.84)   $    .92
                                                     ========    ========    ========    ========
           Diluted net earnings (loss) per share .   $   (.06)   $    .43    $   (.84)   $    .83
                                                     ========    ========    ========    ========

      As a result of net losses for the three months and the six months ended June 30, 1999, all common stock equivalents have been excluded from the calculation of earnings (loss) per share because their effect is antidilutive for those periods.

      The Company will become obligated to purchase its zero coupon convertible subordinated debentures, at the option of the holders, in whole or in part, on April 24, 2003, 2008 and 2013. The Company has the option to purchase the debentures for cash, common stock or a combination thereof. The Company does not anticipate using common stock to satisfy any such future purchase obligation.

8.    COMPREHENSIVE INCOME

      The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity, except those resulting from investments by and distributions to owners. There was no difference between comprehensive income (loss) and net earnings
(loss) for the three or six month periods ended June 30, 1999 and 1998.

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

                          PRIDE INTERNATIONAL, INC.
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10.   SEGMENT INFORMATION

      The following table sets forth selected consolidated financial information of the Company by operating segment for the periods indicated (operating costs include restructuring costs):

                                       THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                              -----------------------------------------   -----------------------------------------
                                     1999                  1998                   1999                 1998
                              -------------------   -------------------   -------------------   -------------------
                                  (IN MILLIONS, EXCEPT PERCENTAGES)            (IN MILLIONS, EXCEPT PERCENTAGES)
REVENUES:
   International land .....   $   59.6     35.5 %   $  102.0     46.5 %   $  126.8     39.4 %   $  210.6     48.7 %
   International offshore .       85.1       50.6       69.6       31.8      143.3       44.5      129.3       29.9
   United States offshore .       23.4       13.9       47.6       21.7       51.8       16.1       92.9       21.4
                              --------   --------   --------   --------   --------   --------   --------   --------
      Total revenues ......      168.1      100.0      219.2      100.0      321.9      100.0      432.8      100.0
                              --------   --------   --------   --------   --------   --------   --------   --------
OPERATING COSTS:
   International land .....       44.0       35.6       76.4       55.5      107.1       42.8      153.9       56.2
   International offshore .       64.7       52.3       35.5       25.8      106.1       42.3       69.1       25.2
   United States offshore .       15.0       12.1       25.6       18.7       37.4       14.9       50.9       18.6
                              --------   --------   --------   --------   --------   --------   --------   --------
      Total operating costs      123.7      100.0      137.5      100.0      250.6      100.0      273.9      100.0
                              --------   --------   --------   --------   --------   --------   --------   --------
GROSS MARGIN:
   International land .....       15.6       35.1       25.6       31.4       19.7       27.7       56.7       35.7
   International offshore .       20.4       46.1       34.1       41.7       37.2       52.1       60.2       37.9
   United States offshore .        8.4       18.8       22.0       26.9       14.4       20.2       42.0       26.4
                              --------   --------   --------   --------   --------   --------   --------   --------
      Total gross margin ..   $   44.4    100.0 %   $   81.7    100.0 %   $   71.3    100.0 %   $  158.9    100.0 %
                              ========   ========   ========   ========   ========   ========   ========   ========

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of Pride International, Inc.:

      We have reviewed the accompanying consolidated balance sheet of Pride International, Inc. as of June 30, 1999, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 1999 and 1998, and the related consolidated statement of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Houston, Texas
August 13, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements as of June 30, 1999 and for the three-month and six-month periods ended June 30, 1999 and 1998 included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 1998. The following information contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.

GENERAL

      Pride is a leading international provider of contract drilling and related services, operating both offshore and on land. Currently, we operate a global fleet of 305 rigs, including three semisubmersible rigs, 17 jackup rigs, seven tender-assisted rigs, four barge rigs, 23 offshore platform rigs and 251 land-based drilling and workover rigs. We operate in more than 20 countries and marine provinces. The significant diversity of our rig fleet and areas of operations enables us to provide a broad range of services and to take advantage of market upturns while reducing our exposure to sharp downturns in any particular market sector or geographic region.

      Most recently, we have focused on increasing the size of our fleet capable of drilling in deeper waters. We are currently adding to our fleet two ultra-deepwater drillships, the PRIDE AFRICA (recently constructed and now in transit to its first job) and the PRIDE ANGOLA (currently under construction), which are expected to commence operations under long-term contracts in the fall of 1999 and in early 2000, respectively, and four fourth-generation Amethyst-class semisubmersible rigs, which also are committed under long-term contracts and are expected to be delivered in mid-2000.

OUTLOOK

      With industry conditions at depressed levels, management anticipates that we will experience a continuation of relatively low dayrates and utilization in the near term. We expect our aggregate dayrates and utilization to continue to decrease as higher margin long-term contracts now ongoing expire. In addition, we currently have five jackup rigs and 16 platform rigs idle in the Gulf of Mexico, where our contracts have traditionally been and continue to be short-term. We are continuing to experience weakness in our land drilling and workover operations in South America, particularly Venezuela, where private-sector exploration and production activity levels have been reduced. As a result, we expect to realize substantially less revenue from the assets working in these areas in the near term than in corresponding periods in 1998. Our operating costs will not, however, decrease proportionately. This revenue decrease will adversely affect our results of operations for at least the near term, substantially reducing our cash flows, EBITDA and earnings and likely resulting in losses in 1999 and potentially beyond. Due to the short-term nature of many of our contracts and the unpredictable nature of oil and gas prices, which affect the demand for drilling activity, we cannot predict the extent of such adverse change accurately. Despite recent improvements in oil and gas commodity prices, the duration of this market downturn cannot be accurately predicted. Management anticipates that drilling markets will remain depressed for at least the balance of 1999, and possibly longer, but believes the long-term outlook for the industry and for us is favorable.

      The deteriorating industry conditions over the latter part of 1998 and the first half of 1999 have led us to reduce our workforce significantly. In the first quarter 1999, we recorded charges of $28.9 million, net of income taxes, for current and future cash expenditures related to a company-wide restructuring plan implemented to address the dramatic decline in drilling and workover activity. We expect the restructuring to result in annual cost savings in excess of $25 million.

RESULTS OF OPERATIONS

      We have presented in the following table selected consolidated financial information by operating segment for the periods indicated. Operating costs for the three and six-month periods ended June 30, 1999 include restructuring charges.

                                 THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                              ---------------------------------   ---------------------------------
                                    1999              1998             1999              1998
                              ---------------   ---------------   ---------------   ---------------
                              (IN MILLIONS, EXCEPT PERCENTAGES)   (IN MILLIONS, EXCEPT PERCENTAGES)
REVENUES:
   International land .....   $ 59.6   35.5 %   $102.0   46.5 %   $126.8   39.4 %   $210.6   48.7 %
   International offshore .     85.1     50.6     69.6     31.8    143.3     44.5    129.3     29.9
   United States offshore .     23.4     13.9     47.6     21.7     51.8     16.1     92.9     21.4
                              ------   ------   ------   ------   ------   ------   ------   ------
      Total revenues ......    168.1    100.0    219.2    100.0    321.9    100.0    432.8    100.0
                              ------   ------   ------   ------   ------   ------   ------   ------
OPERATING COSTS:
   International land .....     44.0     35.6     76.4     55.5    107.1     42.8    153.9     56.2
   International offshore .     64.7     52.3     35.5     25.8    106.1     42.3     69.1     25.2
   United States offshore .     15.0     12.1     25.6     18.7     37.4     14.9     50.9     18.6
                              ------   ------   ------   ------   ------   ------   ------   ------
      Total operating costs    123.7    100.0    137.5    100.0    250.6    100.0    273.9    100.0
                              ------   ------   ------   ------   ------   ------   ------   ------
GROSS MARGIN:
   International land .....     15.6     35.1     25.6     31.4     19.7     27.7     56.7     35.7
   International offshore .     20.4     46.1     34.1     41.7     37.2     52.1     60.2     37.9
   United States offshore .      8.4     18.8     22.0     26.9     14.4     20.2     42.0     26.4
                              ------   ------   ------   ------   ------   ------   ------   ------
      Total gross margin ..   $ 44.4   100.0%   $ 81.7   100.0%   $ 71.3   100.0%   $158.9   100.0%
                              ======   ======   ======   ======   ======   ======   ======   ======

  THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998.

      REVENUES. Revenues for the three months ended June 30, 1999 decreased $51.1 million, or 23.3%, as compared to the corresponding period in 1998. Of this decrease, $42.4 million was a result of significantly reduced rig utilization of our international land-based fleet in Argentina, Colombia and Venezuela. Revenues from our United States offshore operations decreased $24.2 million due to the continuation of low dayrates and utilization of our Gulf of Mexico jackup and platform rigs. These revenue decreases were partially offset by a $15.5 million increase in revenues attributable to our international offshore operations, primarily due to the addition of the semisubmersible rig AMETHYST 1 in October 1998 and increased utilization for several of our other international offshore rigs.

      OPERATING COSTS. Operating costs for the three months ended June 30, 1999 decreased $13.8 million, or 10.0%, as compared to the corresponding period in 1998. Operating costs attributable to our international land-based operations decreased $32.4 million as a result of lower rig utilization, as discussed above. Operating costs attributable to our United States offshore operations decreased $10.6 million due to lower rig utilization, as discussed above. International offshore operating costs increased by $29.2 million, which is attributable to the addition of the AMETHYST 1 and increased utilization as discussed above.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended June 30, 1999 increased $4.0 million, or 21.1%, as compared to the corresponding period in 1998, primarily due to the expansion of our fleet.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended June 30, 1999 decreased $2.8 million, or 13.9%, as compared to the corresponding period in 1998, primarily as a result of the base consolidations and down-sizing of administrative staff undertaken in the first quarter of 1999.

      OTHER INCOME (EXPENSE). Other income (expense) for the three months ended June 30, 1999 increased $2.9 million, or 26.8%, as compared to the corresponding period in 1998, primarily as a result of an increase in interest expense of $2.6 million due to increased borrowings. During the three months ended June 30, 1999, we capitalized $7.3 million of interest expense in connection with construction projects, as compared to $2.4 million for the three months ended June 30, 1998.

      INCOME TAX PROVISION. Our consolidated effective income tax rate for the three months ended June 30, 1999 was approximately 29.6%, as compared to approximately 22.9% for the corresponding period in 1998. The increase in the effective income tax rate for the three months ended June 30, 1999 resulted primarily from the tax effect of the net losses being recorded in higher effective tax rate jurisdictions.

  SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998.

      REVENUES. Revenues for the six months ended June 30, 1999 decreased $110.9 million, or 25.6%, as compared to the corresponding period in 1998. Of this decrease, $83.8 million was a result of significantly reduced rig utilization of our international land-based fleet in Argentina, Colombia and Venezuela. Revenues from our United States offshore operations decreased $41.1 million due to the continuation of low dayrates and utilization of our Gulf of Mexico jackup and platform rigs. These revenue decreases were offset by a $14.0 million increase in revenues attributable to our international offshore operations, primarily due to the addition of the AMETHYST 1 in October 1998 and increased utilization for several of our other international offshore rigs.

      OPERATING COSTS. Operating costs for the six months ended June 30, 1999 decreased $23.3 million, or 8.5%, as compared to the corresponding period in 1998. Of this decrease, $55.7 million was attributable to lower rig utilization for our international land-based rigs, as discussed above, partially offset by $8.9 million of non-recurring costs, primarily employee termination benefits, in connection with the restructuring of such operations. Operating costs attributable to our United States offshore operations decreased $13.5 million due to lower rig utilization as discussed above. Operating costs for our international offshore operations increased by $37.0 million, $3.9 million of which represents non-recurring restructuring charges, primarily employee termination benefits, in connection with the restructuring of such operations, and $33.1 million of which is attributable to the addition of the AMETHYST 1 and increased rig utilization, as discussed above.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $8.6 million, or 22.7%, for the six months ended June 30, 1999 as compared to the corresponding period in 1998, primarily due to the expansion of our international offshore assets.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased $1.7 million, or 4.3%, for the six months ended June 30, 1999 as compared to the corresponding period in 1998, primarily because of the base consolidations and downsizing of the administrative staff, which was offset by the non-recurring costs of this restructuring incurred in the first quarter of 1999.

      OTHER INCOME (EXPENSE). Other income (expense) for the six months ended June 30, 1999 increased $4.3 million, or 21.4 %, over the corresponding period in 1998, primarily as a result of an increase in interest expense of $4.7 million due to increased borrowings. During the six months ended June 30, 1999, we capitalized $14.9 million of interest expense in connection with construction projects, as compared to $5.8 million for the six months ended June 30, 1998.

      INCOME TAX PROVISION. Our consolidated effective income tax rate for the six months ended June 30, 1999 was approximately 28.3% as compared to approximately 23.4% for the corresponding period in 1998. The increase in the effective income tax rate for the six months ended June 30, 1999 resulted primarily from the tax effect of the restructuring costs, and associated net losses, being recorded in higher effective tax rate jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

      We had working capital of $172.3 million and $84.6 million as of June 30, 1999 and December 31, 1998, respectively. Our current ratio was 1.7 as of June 30, 1999 and 1.3 as of December 31, 1998. The increase in the current ratio was attributable primarily to the net increase in cash and cash equivalents from our capital transactions in February, May and June 1999 described below and a decrease in short-term borrowings.

      During the six months ended June 30, 1999, our capital expenditures primarily consisted of approximately $210 million attributable to the PRIDE AFRICA and the PRIDE ANGOLA, approximately $12 million attributable to certain other construction and refurbishment projects begun in 1998 and approximately $20 million of other enhancement and sustaining capital expenditures.

      We expect to spend approximately $75 million during the remainder of 1999 to complete construction of the PRIDE AFRICA and the PRIDE ANGOLA and approximately $10 million for other enhancement and sustaining capital expenditures.

      We have a senior secured revolving credit facility with a group of banks under which up to $50 million (including $30 million for letters of credit) is available. Availability under the credit facility is limited to a borrowing base based on the value of collateral. The credit facility is collateralized by our accounts receivable, inventory and other assets and those of our domestic subsidiaries, two-thirds of the stock of our foreign subsidiaries, the stock of our domestic subsidiaries and certain other assets. The credit facility terminates in December 2000. Borrowings under the credit facility bear interest at a variable rate based on either the prime rate or LIBOR.

      The credit facility limits our ability to incur additional indebtedness, create liens, enter into mergers and consolidations, pay cash dividends on our capital stock, make acquisitions, sell assets or change our business without prior consent of the lenders. Under the credit facility, we must maintain certain financial ratios, including (a) funded debt to EBITDA, (b) funded debt to capitalization, (c) adjusted EBITDA to debt service and (d) minimum tangible net worth. As of June 30, 1999, there were approximately $13 million of letters of credit and no advances outstanding under the credit facility.

      In connection with the construction of two new ultra-deepwater drillships, the PRIDE AFRICA and the PRIDE ANGOLA, we and the two joint venture companies in which we have a 51% interest have entered into financing arrangements with a group of banks that are providing approximately $400 million of the drillships' total estimated construction cost of $470 million. The loans with respect to the PRIDE AFRICA have become non-recourse to the joint venture participants, and the loans with respect to the PRIDE ANGOLA will become non-recourse upon commencement of operations of the drillship. During the construction of the PRIDE ANGOLA, the lenders could have recourse to us with respect to an aggregate of up to $200 million of such loans. As of June 30, 1999, $164.5 million was outstanding under the non-recourse loans for the PRIDE AFRICA and $132.8 million was outstanding under the construction period loans for the PRIDE ANGOLA. We estimate that our total equity investment in the joint ventures will be approximately $38 million. We can give no assurance, however, that additional capital will not be required to complete construction of the PRIDE ANGOLA.

      A joint venture company in which we have a 30% interest has entered into a financing arrangement with a group of foreign lenders to provide up to $240 million of the $360 million estimated cost of two Amethyst-class semisubmersible rigs under construction in South Korea. Previous equity contributions by us and our joint venture partner will provide an additional $20 million of such cost. Pride has provided the lenders with certain commitments and guarantees, including (a) a commitment (not exceeding $30 million) to provide 30% of the funds needed to complete the rigs if third-party funding cannot be obtained by October 30, 1999; (b) a guarantee of payment of up to $32.4 million of the loans; (c) a guarantee of cost overruns of up to an aggregate of $6 million; (d) a guarantee of the cost of the two rigs in excess of related refund guarantees supporting their construction contracts and (e) certain other financial and operating-related guarantees.

      In addition, the joint venture has received a guarantee from the United States Maritime Administration ("MARAD") of obligations for both construction period and mortgage period financing relating to the construction of two Amethyst-class semisubmersible rigs under construction in the United States. The MARAD guarantee covers approximately $300 million of the estimated $340 million cost of the vessels. The joint venture has completed the construction period financing and has engaged a placement agent for the mortgage period financing. In connection with the MARAD financing, Pride has agreed to guarantee payment of up to $20.5 million of late delivery penalties that are accruing and may become payable under the charter and service contracts related to these two rigs.

      The joint venture had contracts with Petroleo Brasilerio S.A., or Petrobras, to provide two additional deepwater rigs and originally intended to build two additional rigs. Construction contracts with respect to those two rigs were terminated, however, after the shipyard at which the rigs were to be constructed filed for protection from its creditors. Petrobras has canceled the charter and service contracts for those two rigs.

      In February 1999, we completed the sale and leaseback of the semisubmersible rig AMETHYST 1, pursuant to which we received $97 million in cash. The lease is for a maximum term of 13.5 years, and we have options to purchase the rig at the end of eight and one-half years and at the end of the lease term. Annual rentals for the rig range from $11.7 million to $15.9 million.

      In June 1999, we issued a total of approximately 4.7 million shares of our common stock to two funds managed by First Reserve Corporation for $25 million in cash and the delivery of approximately $77 million principal amount at maturity of our Zero Coupon Convertible Subordinated Debentures Due 2018 that First Reserve had previously acquired. Those debentures had an accreted value of approximately $31.8 million. In connection with the cancellation of the debentures, we recognized an extraordinary gain of $3.9 million. In July 1999, we issued an additional 1.0 million shares to the two funds for $12.5 million cash. First Reserve has agreed to invest an additional $12.5 million cash in the common equity of the Amethyst joint venture company. First Reserve's $12.5 million investment in the affiliate will be exchangeable after three years (or earlier in certain events) at First Reserve's option for an additional 1.0 million shares of our common stock. We will have the option to purchase the stock of the affiliate for cash or our common stock once the affiliate stock becomes exchangeable for our common stock.

      In May 1999, we completed the public sale of $200 million principal amount of 10% Senior Notes due June 1, 2009. The notes contain provisions that limit our ability and the ability of our subsidiaries, with certain exceptions, to pay dividends or make other restricted payments; incur additional debt or issue preferred stock; create or permit to exist liens; incur dividend or other payment restrictions affecting subsidiaries; consolidate, merge or transfer all or substantially all our assets; sell assets; enter into transactions with affiliates and engage in sale and leaseback transactions.

      Management believes that the cash and cash equivalents on hand, together with the cash generated from our operations and borrowings under the credit facility, will be adequate to fund normal expected capital expenditures, working capital and debt service requirements for the forseeable future.

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

FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q that address activities, events or developments that the we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

o future capital expenditures and investments in the construction, acquisition and refurbishment of rigs (including the amount and nature thereof and the timing of completion thereof)
o     repayment of debt
o     expansion and other development trends in the contract drilling industry
o     business strategies
o     expansion and growth of operations
o     utilization rates and contract rates for rigs and
o     future operating results and financial condition

      We have based these statements on assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including:

o     general economic and business conditions
o     prices of oil and gas and industry expectations about future prices
o     foreign exchange controls and currency fluctuations
o the business opportunities (or lack thereof) that may be presented to and pursued by us and
o     changes in laws or regulations

      Most of these factors are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in these statements.

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

      o resolving and correcting remaining Year 2000 problems with upgrades or replacements

      o     testing the Year 2000 upgrades or replacements

      o conducting Year 2000 surveys of significant customers, suppliers and business partners

      o     developing and testing Year 2000 contingency plans

      Currently, each phase is in various stages of completion. We estimate that our Year 2000 Project Plan is at least 85% complete.

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

      In addition, we are implementing an enterprise resource planning system ("ERP") primarily for accounting and purchasing systems. The ERP system is 95% operational and is Year 2000 compliant. We expect to complete the conversion to the new ERP system by October 31, 1999.

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

      We cannot guarantee that any Year 2000 problems in other key business partners' systems on which we rely will be timely resolved, nor can we inspect the companies' Year 2000 efforts or independently verify their representations to us. In addition, we cannot predict the effect on our business operations from the failure of systems owned by others, from the delivery of inaccurate information from other companies or from the inability of their systems to interface with our systems. Accordingly, we cannot guarantee that other companies' failure to resolve their Year 2000 problems would not have a material adverse effect on us. We are, however, in the process of assessing these risks.

      COSTS. As of August 10, 1999, we had incurred approximately $10 million in costs primarily for the new ERP system, new hardware, new software licenses and outside consultants. Such equipment and systems, including the new ERP system, which were planned for installation regardless of Year 2000 considerations, are Year 2000 compliant. We estimate that we will incur approximately $3.5 million of such additional costs during the remainder of 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. These risks arise primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuation in interest rates and foreign currency exchange rates as discussed below. We entered into these instruments other than for trading purposes.

      INTEREST RATE RISK. We are exposed to interest rate risk through our convertible and fixed rate long-term debt. The fair market value of fixed rate debt will increase as prevailing interest rates decrease. The fair value of our long-term debt is estimated based on quoted market prices where applicable, or based on the present value of expected cash flows relating to the debt discounted at rates currently available to us for long-term borrowings with similar terms and maturities. The estimated fair value of our long-term debt as of June 30, 1999 was approximately $1.15 billion, which is less that its carrying value of $1.19 billion. A hypothetical 10% decrease in interest rates would increase the fair market value of our long-term debt by approximately $50.6 million.

      FOREIGN CURRENCY EXCHANGE RATE RISK. We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which expose us to foreign exchange rate risk. We utilize forward exchange contracts, local currency borrowings and the payment structure of customer contracts to selectively hedge our exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currencies. A hypothetical 10% decrease in the U.S. dollar relative to the value of all foreign currencies as of June 30, 1999 would result in an approximate $1.0 million decrease in the fair value of our forward exchange contracts. We do not hold or issue forward exchange contracts or other derivative financial instruments for speculative purposes.

PART II. OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

      The information set forth under the caption "Liquidity and Capital Resources" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the issuance in June 1999 of 4,681,146 shares of our common stock to two funds managed by First Reserve Corporation for consideration consisting of $25,000,000 in cash and the delivery of our Zero Coupon Convertible Subordinated Debentures Due 2018 having an aggregate principal amount at maturity of $77,082,000 is incorporated by reference in response to this item. In our opinion, this issuance is exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof in that such transaction did not involve any public offering.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Our annual meeting of shareholders was held in Houston, Texas on May 25, 1999 for the purpose of voting on the proposal described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation.

      Shareholders ratified the appointment of PricewaterhouseCoopers LLP as our independent accountants for 1999 by the following vote:

      Shares voted "For".................38,385,389
      Shares voted "Against".................73,897
      Shares "Abstaining"....................63,210
      Shares not voted...................11,904,177


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

EXHIBIT
NO.                  DESCRIPTION
----     ---------------------------------------
3.1    - Bylaws, as amended on July 14, 1999

10.1 - Securities Purchase Agreement, dated as of May 5, 1999 (the "Purchase Agreement"), between Pride International, Inc. (the "Company") and First Reserve Fund VIII, Limited Partnership ("First Reserve") (incorporated by reference to exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (File No. 1-13289)).

10.2 - Letter Agreement dated June 4, 1999 between the Company and First Reserve, amending the Purchase Agreement.

10.3 - Letter Agreement dated June 18, 1999 between the Company and First Reserve, amending the Purchase Agreement.

10.4 - Letter Agreement dated June 21, 1999 between the Company and First Reserve, amending the Purchase Agreement.

10.5 - Letter Agreement dated July 14, 1999 between the Company and First Reserve, amending the Purchase Agreement.

10.6 - Shareholders Agreement, dated as of June 21, 1999 (the "Shareholders Agreement"), between the Company and First Reserve.

10.7 - Letter Agreement dated June 21, 1999 between the Company and First Reserve, amending the Shareholders Agreement.

15.1   - Awareness Letter of PricewaterhouseCoopers LLP

27     - Financial Data Schedule

(b)   Reports on Form 8-K

      In a Current Report on Form 8-K filed on May 25, 1999, we reported pursuant to Item 5 of Form 8-K that we had entered into an Underwriting Agreement dated May 21, 1999 with Salomon Smith Barney Inc. and Donaldson, Lufkin & Jenrette Securities Corporation relating to our offering of $200 million aggregate principal amount of 10% Senior Notes due 2009. We also filed pursuant to Item 7 of Form 8-K the underwriting agreement, the indenture and the form of supplemental indenture under which the notes were issued and the Statement of Eligibility and Qualification under the Trust Indenture Act of 1939 on Form T-1 of The Chase Manhattan Bank, as indenture trustee.

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

Date:  August 13, 1999