Form 10-Q
period 1999-09-30
PRIDE INTERNATIONAL INC
filed 1999-11-15
CIK 833081

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

                                         Outstanding as of November 9, 1999
   Common Stock, no par value                       60,415,107

================================================================================

                           PRIDE INTERNATIONAL, INC.

                                      INDEX


                                                                        PAGE NO.
                                                                       ---------
PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Consolidated Balance Sheet as of September 30, 1999 and
        December 31, 1998 ................................................   2
      Consolidated Statement of Operations for the three months
        ended September 30, 1999 and 1998.................................   3
      Consolidated Statement of Operations for the nine months
        ended September 30, 1999 and 1998.................................   4
      Consolidated Statement of Cash Flows for the nine months
        ended September 30, 1999 and 1998.................................   5
      Notes to Unaudited Consolidated Financial Statements................   6
      Report of Independent Accountants...................................  11

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................  12

   Item 3.  Quantitative and Qualitative Disclosures about Market
              Risk........................................................  20


PART II.   OTHER INFORMATION

   Item 2.  Changes in Securities and Use of Proceeds.....................  21

   Item 6.  Exhibits and Reports on Form 8-K..............................  21

   Signatures.............................................................  22

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            PRIDE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                  SEPTEMBER 30,          DECEMBER 31,
                                                                                     1999                   1998
                                                                                 ---------------        ---------------
                                                                                  (UNAUDITED)
                   ASSETS
CURRENT ASSETS
      Cash and cash equivalents ..........................................        $   195,477            $    86,540
      Trade receivables, net .............................................            132,258                187,351
      Parts and supplies .................................................             28,668                 29,161
      Deferred income taxes ..............................................              3,961                  1,320
      Prepaid expenses and other current assets ..........................             68,608                 65,410
                                                                                  -----------            -----------
           Total current assets ..........................................            428,972                369,782
                                                                                  -----------            -----------

PROPERTY AND EQUIPMENT, net ..............................................          1,869,761              1,725,787
                                                                                  -----------            -----------

OTHER ASSETS
      Investments in and advances to affiliates ..........................             47,547                 48,582
      Other assets .......................................................             58,936                 48,016
                                                                                  -----------            -----------
           Total other assets ............................................            106,483                 96,598
                                                                                  -----------            -----------
                                                                                  $ 2,405,216            $ 2,192,167
                                                                                  ===========            ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable ...................................................        $   121,809            $   151,514
      Accrued expenses ...................................................            113,970                 79,794
      Short-term borrowings ..............................................              2,739                 16,522
      Current portion of long-term debt ..................................             14,688                 27,452
      Current portion of long-term lease obligations .....................             10,150                  9,897
                                                                                  -----------            -----------
           Total current liabilities .....................................            263,356                285,179
                                                                                  -----------            -----------

OTHER LONG-TERM LIABILITIES ..............................................             64,419                 48,987
LONG-TERM DEBT, net of current portion ...................................            906,809                630,520
LONG-TERM LEASE OBLIGATIONS, net of current portion ......................             44,021                 50,148
6 1/4% CONVERTIBLE SUBORDINATED DEBENTURES ...............................             24,041                 52,480
ZERO COUPON CONVERTIBLE SUBORDINATED DEBENTURES ..........................            213,670                237,327
DEFERRED INCOME TAXES ....................................................             59,329                101,302
MINORITY INTEREST ........................................................             23,864                 22,822
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
      Common stock, no par value; 100,000,000 shares authorized;
           58,622,019 and 50,437,261 shares issued and 58,567,799
           and 50,383,041 shares outstanding, respectively ...............                  1                      1
      Paid-in capital ....................................................            614,747                523,674
      Treasury stock, at cost ............................................               (191)                  (191)
      Retained earnings ..................................................            191,150                239,918
                                                                                  -----------            -----------
           Total shareholders' equity ....................................            805,707                763,402
                                                                                  -----------            -----------
                                                                                  $ 2,405,216            $ 2,192,167
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

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                       ------------------------
                                                         1999            1998
                                                       ---------      ---------

REVENUES .........................................     $ 142,128      $ 209,964
OPERATING COSTS ..................................        98,936        130,959
                                                       ---------      ---------

      Gross margin ...............................        43,192         79,005

DEPRECIATION AND AMORTIZATION ....................        23,839         19,667
SELLING, GENERAL AND ADMINISTRATIVE ..............        16,318         20,756
                                                       ---------      ---------

EARNINGS FROM OPERATIONS .........................         3,035         38,582
                                                       ---------      ---------

OTHER INCOME (EXPENSE)
      Other income (expense), net ................         2,489           (722)
      Interest income ............................         3,180          1,785
      Interest expense ...........................       (16,913)       (11,413)
                                                       ---------      ---------
           Total other income (expense), net .....       (11,244)       (10,350)
                                                       ---------      ---------

EARNINGS (LOSS) BEFORE INCOME TAXES ..............        (8,209)        28,232
INCOME TAX PROVISION (BENEFIT) ...................        (1,869)         7,424
                                                       ---------      ---------

NET EARNINGS (LOSS) ..............................     $  (6,340)     $  20,808
                                                       =========      =========

NET EARNINGS (LOSS) PER SHARE:
           Basic .................................     $    (.11)     $     .42
           Diluted ...............................     $    (.11)     $     .37

WEIGHTED AVERAGE SHARES OUTSTANDING:
           Basic .................................        56,194         50,101
           Diluted ...............................        56,194         63,008


         The accompanying notes are an integral part of the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       ------------------------
                                                         1999           1998
                                                       ---------      ---------

REVENUES .........................................     $ 464,030      $ 642,836
OPERATING COSTS ..................................       336,714        404,894
RESTRUCTURING COSTS ..............................        12,817           --
                                                       ---------      ---------

           Gross margin ..........................       114,499        237,942

DEPRECIATION AND AMORTIZATION ....................        70,338         57,566
SELLING, GENERAL AND ADMINISTRATIVE ..............        55,337         61,508
RESTRUCTURING COSTS ..............................        25,700           --
                                                       ---------      ---------

EARNINGS (LOSS) FROM OPERATIONS ..................       (36,876)       118,868
                                                       ---------      ---------

OTHER INCOME (EXPENSE)
      Other income (expense), net ................         3,054         (1,281)
      Interest income ............................         5,439          4,849
      Interest expense ...........................       (44,403)       (34,241)
                                                       ---------      ---------
           Total other income (expense), net .....       (35,910)       (30,673)
                                                       ---------      ---------

EARNINGS (LOSS) BEFORE INCOME TAXES ..............       (72,786)        88,195
INCOME TAX PROVISION (BENEFIT) ...................       (20,134)        21,437
                                                       ---------      ---------

NET EARNINGS (LOSS) BEFORE EXTRAORDINARY GAIN ....       (52,652)        66,758
EXTRAORDINARY GAIN ...............................         3,884           --
                                                       ---------      ---------

NET EARNINGS (LOSS) ..............................     $ (48,768)     $  66,758
                                                       =========      =========

NET EARNINGS (LOSS) PER SHARE BEFORE
      EXTRAORDINARY GAIN:
           Basic .................................     $   (1.00)     $    1.33
           Diluted ...............................     $   (1.00)     $    1.19

NET EARNINGS (LOSS) PER SHARE AFTER
      EXTRAORDINARY GAIN:
           Basic .................................     $    (.93)     $    1.33
           Diluted ...............................     $    (.93)     $    1.19

WEIGHTED AVERAGE SHARES OUTSTANDING:
           Basic .................................        52,526         50,082
           Diluted ...............................        52,526         59,890


         The accompanying notes are an integral part of the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                           ----------------------------
                                                                                             1999                1998
                                                                                           ---------          ---------
OPERATING ACTIVITIES
      Net earnings (loss) ..........................................................       $ (48,768)         $  66,758
      Adjustments to reconcile net earnings (loss) to net
         cash provided by operating activities -
           Depreciation and amortization ...........................................          70,338             57,566
           Discount amortization on zero coupon convertible subordinated
                debentures .........................................................           8,183              4,552
           Gain on sale of assets ..................................................            (697)              (878)
           Deferred tax provision (benefit) ........................................         (44,614)             9,945
           Minority interest .......................................................           1,042                 67
           Extraordinary gain ......................................................          (6,825)              --
           Changes in assets and liabilities:
                Trade receivables ..................................................          55,093             (6,377)
                Parts and supplies .................................................             493             (4,981)
                Prepaid expenses and other current assets ..........................          (3,198)            (8,767)
                Other assets .......................................................          (6,646)            (9,001)
                Accounts payable ...................................................         (21,180)           (10,459)
                Accrued expenses ...................................................          34,176             16,661
                Other liabilities ..................................................          15,432             31,879
                                                                                           ---------          ---------
                     Net cash provided by (used in) operating activities ...........          52,829            146,965
                                                                                           ---------          ---------

INVESTING ACTIVITIES
      Purchase of net assets of acquired entities, including acquisition costs,
           less cash acquired ......................................................            --              (17,000)
      Purchases of property and equipment ..........................................        (320,029)          (355,347)
      Proceeds from sales of property and equipment ................................          98,104              3,784
      Investments in affiliates ....................................................           1,035            (39,380)
                                                                                           ---------          ---------
                     Net cash used in investing activities .........................        (220,890)          (407,943)
                                                                                           ---------          ---------

FINANCING ACTIVITIES
      Proceeds from issuance of common stock .......................................          37,500               --
      Proceeds from exercise of stock options ......................................             445                601
      Proceeds from minority interest owners .......................................            --               22,113
      Proceeds from issuance of convertible subordinated debentures ................            --              223,100
      Proceeds from debt borrowings ................................................         454,281            149,442
      Reduction of debt ............................................................        (215,228)          (107,020)
                                                                                           ---------          ---------
                     Net cash provided by financing activities .....................         276,998            288,236
                                                                                           ---------          ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..........................................         108,937             27,258
CASH AND CASH EQUIVALENTS, beginning of period .....................................          86,540             74,395
                                                                                           ---------          ---------

CASH AND CASH EQUIVALENTS, end of period ...........................................       $ 195,477          $ 101,653
                                                                                           =========          =========

         The accompanying notes are an integral part of the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

      The unaudited consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Pride International, Inc. (the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

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

2.  DEBT

   LONG-TERM DEBT

      Long-term debt as of September 30, 1999 and December 31, 1998 consisted of the following:

                                                           SEPTEMBER 30,     DECEMBER 31,
                                                               1999              1998
                                                          ---------------   --------------
                                                                   (IN THOUSANDS)

  9 3/8% Senior Notes due 2007 ....................          $325,000          $325,000
  10% Senior Notes due 2009 .......................           200,000              --
  Drillship construction loans ....................           323,963           158,866
  Collateralized term loans .......................            21,816            70,558
  Limited-recourse collateralized term loans ......            27,629            31,112
  Senior convertible note .........................            21,250            21,250
  Other notes payable .............................             1,839            12,186
  Bank credit facility ............................              --              39,000
                                                             --------          --------
                                                              921,497           657,972
  Current portion of long-term debt ...............            14,688            27,452
                                                             --------          --------

  Long-term debt, net of current portion ..........          $906,809          $630,520
                                                             ========          ========

      In connection with the construction of two new ultra-deepwater drillships, the PRIDE AFRICA and the PRIDE ANGOLA, the Company and the two joint venture companies in which the Company has a 51% interest have entered into financing arrangements with a group of banks that are providing approximately $400 million of the drillships' total estimated construction cost of $470 million. The loans with respect to the PRIDE AFRICA have become non-recourse to the joint venture participants, and the loans with respect to the PRIDE ANGOLA will become non-recourse upon commencement of operations of the drillship. During the construction of the PRIDE ANGOLA, the lenders could have recourse to the Company with respect to an aggregate of up to $200 million of such loans. As of September 30, 1999, $176.0 million was outstanding under the non-recourse loans for the PRIDE AFRICA and $148.0 million was outstanding under the construction period loans for the PRIDE ANGOLA.

                            PRIDE INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


      In May 1999, the Company completed the public sale of $200 million principal amount of 10% Senior Notes due June 1, 2009. Interest on the notes is payable semi-annually on June 1 and December 1 of each year. The notes are not redeemable prior to June 1, 2004, after which they will be redeemable, in whole or in part, at the option of the Company at redemption prices starting at 105% of the principal amount and declining to 100% by June 1, 2007. In the event the Company consummates a qualified equity offering on or prior to June 1, 2002, the Company may use all or a portion of the proceeds to redeem up to 33% of the principal amount of the notes at a redemption price equal to 110% of the aggregate principal amount thereof, together with accrued and unpaid interest to the date of redemption. The notes contain provisions that limit the ability of the Company and its subsidiaries, with certain exceptions, to pay dividends or make other restricted payments; incur additional debt or issue preferred stock; create or permit to exist liens; incur dividend or other payment restrictions affecting subsidiaries; consolidate, merge or transfer all or substantially all of its assets; sell assets; enter into transactions with affiliates and engage in sale and leaseback transactions.

   6 1/4% CONVERTIBLE SUBORDINATED DEBENTURES

      In September 1999, the Company issued a redemption notice relating to all outstanding 6 1/4% Convertible Subordinated Debentures. As of September 30, 1999, holders of an aggregate of $28.4 million principal amount of such debentures had converted such debentures into 2.3 million shares of common stock. Subsequent to September 30, 1999, holders of an additional $27.7 million principal amount converted such debentures into an additional 2.3 million shares of common stock, and the balance of $0.7 million principal amount was redeemed for cash.

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

4.    RESTRUCTURING CHARGES

      During the three month period ended March 31, 1999, the Company implemented a restructuring plan to address the dramatic decline in drilling and workover activity that has occurred since the third quarter of 1998. The restructuring consisted of regional base consolidations, down-sizing of administrative staffs and other reductions in personnel and resulted in a pretax charge of $38.5 million for current and future cash expenditures. Charges included the cost of involuntary employee termination benefits, including severance, wage continuation, medical and other benefits, facility closures and other costs in connection with the restructuring plan. The Company paid approximately $27.4 million of such cost attributed primarily to involuntary employee termination benefits during the nine months ended September 30, 1999 (of which $2.6 million was paid in the third quarter). It is the opinion of management that the remaining $11.1 million provision is adequate to cover the future costs attributable to the restructuring.

5.    INCOME TAXES

      The Company's consolidated effective income tax rate for the nine months ended September 30, 1999 was approximately 27.7%, as compared to approximately 24.3% for the corresponding period in 1998. The increase in the effective tax rate for the nine months ended September 30, 1999 resulted primarily from the effect of a significant portion of the tax effect of the restructuring costs and the net losses being subject to taxation in higher effective tax rate jurisdictions.

                            PRIDE INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6.    NET EARNINGS PER SHARE

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

      The following table presents information necessary to calculate basic and diluted net earnings (loss) per share:

                                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                                       ------------------------        ------------------------
                                                                         1999            1998            1999            1998
                                                                       --------        --------        --------        --------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net earnings (loss) before extraordinary gain ....................     $ (6,340)       $ 20,808        $(52,652)       $ 66,758
Extraordinary gain ...............................................         --              --             3,884            --
                                                                       --------        --------        --------        --------
Net earnings (loss) after extraordinary gain .....................       (6,340)         20,808         (48,768)         66,758
Interest expense on convertible debt .............................        3,721           3,672          11,894           7,287
Income tax effect ................................................       (1,302)         (1,322)         (4,163)         (2,623)
                                                                       --------        --------        --------        --------
      Adjusted net earnings (loss) after extraordinary gain ......     $ (3,921)       $ 23,158        $(41,037)       $ 71,422
                                                                       ========        ========        ========        ========

Weighted average shares outstanding ..............................       56,194          50,101          52,526          50,082
Convertible subordinated debentures ..............................       10,366          12,395          11,053           8,979
Stock options and warrants .......................................          723             512           1,427             829
                                                                       --------        --------        --------        --------
      Adjusted weighted average shares outstanding ...............       67,283          63,008          65,006          59,890
                                                                       ========        ========        ========        ========

Basic net earnings (loss) per share:
      Before extraordinary gain ..................................     $   (.11)       $    .42        $  (1.00)       $   1.33
                                                                       ========        ========        ========        ========
      After extraordinary gain ...................................     $   (.11)       $    .42        $   (.93)       $   1.33
                                                                       ========        ========        ========        ========
Diluted net earnings (loss) per share ............................     $   (.11)       $    .37        $   (.93)       $   1.19
                                                                       ========        ========        ========        ========


      As a result of net losses for the three months and the nine months ended September 30, 1999, all common stock equivalents have been excluded from the calculation of earnings (loss) per share because their effect is antidilutive for those periods.

      The Company will become obligated to purchase its zero coupon convertible subordinated debentures, at the option of the holders, in whole or in part, on April 24, 2003, 2008 and 2013. The Company has the option to purchase the debentures for cash, common stock or a combination thereof. The Company does not anticipate using common stock to satisfy any such future purchase obligation.

                            PRIDE INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


7.    EQUITY INVESTMENT

      In June 1999, the Company issued approximately 4.7 million shares of common stock to a private investment firm for $25 million in cash and the delivery of approximately $77 million principal amount at maturity of the Company's Zero Coupon Convertible Subordinated Debentures due 2018 that the investment firm had previously acquired. Those debentures had an accreted value of approximately $31.8 million. In connection with the cancellation of the debentures, the Company recognized an extraordinary gain of $3.9 million, net of income taxes. In July 1999, the Company issued an additional 1.0 million shares to the investment firm for $12.5 million in cash. In September 1999, the investment firm invested an additional $12.5 million cash in the common equity of one of the Company's unconsolidated affiliates. The investment firm's $12.5 million investment in the affiliate is exchangeable after three years (or earlier in certain events) at the investment firm's option for an additional approximately 1.0 million shares of the Company's common stock. The Company will have the option to purchase the stock of the affiliate for cash or shares of the Company's common stock once the affiliate stock becomes exchangeable for the Company's common stock.

8.    COMPREHENSIVE INCOME

      The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity, except those resulting from investments by and distributions to owners. There was no difference between comprehensive income (loss) and net earnings
(loss) for the three or nine month periods ended September 30, 1999 and 1998.

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

10.   OTHER EVENTS

      The Company has a 26.4% equity interest in a joint venture company organized to construct, own and operate four dynamically positioned, Amethyst-class semisubmersible drillings rigs. The rigs are currently under construction at shipyards in South Korea and the United States. Upon their completion, it is expected that the rigs will be operated under charters and related service rendering contracts with Petroleo Brasilerio S.A. ("Petrobras") having initial terms of six to eight years.

      Each charter states that it may be canceled by Petrobras if the chartered rig is not delivered within 180 days after the delivery date specified. On May 28, 1998, however, Petrobras provided a letter waiving its right to cancel the charters and related service rendering contracts on the basis of late delivery unless the delay exceeds 540 days and, even then, only if best endeavors to make delivery are not being made. On October 13, 1999, the joint venture company's majority equity owner received a letter from Petrobras stating that Petrobras will cancel the charters and service rendering contracts for the rigs when delay in delivery exceeds 180 days as specified in the charters. Based on construction contract delivery dates plus an allowance for mobilization, delivery of the rigs is expected to be between 263 and 433 days after the delivery dates set forth under their respective charters. In its letter, Petrobras also reserved its right to seek compensation for damages. By threatening to cancel the charters if delay in delivery exceeds 180 days, Petrobras indicated an intent contrary to its May 1998 letter.

                            PRIDE INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


      If Petrobras follows through with its threat and cancels the charters for the rigs, such cancellation would constitute an event of default under the joint venture company's financing arrangements that are providing substantially all of the financing for construction of the rigs. The Company has provided the lenders financing construction of two of the rigs with certain commitments and guarantees, the principal ones being guarantees for repayment of up to $62.4 million of loans aggregating up to $340 million.

      The joint venture company believes that Petrobras has significant needs for the Amethyst rigs and valid contractual obligations to utilize the rigs upon completion and that, accordingly, there is significant likelihood that Petrobras will not ultimately cancel the charters. There can be no assurance, however, that this will be the case.

11.   SEGMENT INFORMATION

      The following table sets forth selected consolidated financial information of the Company by operating segment for the periods indicated (operating costs include restructuring costs):

                                                THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                            ---------------------------------------     ---------------------------------------
                                                    1999                 1998                  1999                 1998
                                            -----------------     -----------------     -----------------     -----------------
                                                                      (IN MILLIONS, EXCEPT PERCENTAGES)
Revenues:
  International land ...................    $ 64.6       45.5%    $103.3       49.2%    $191.4       41.2%    $313.9       48.8%
  International offshore ...............      60.7       42.7       67.2       32.0      204.0       44.0      196.5       30.6
  United States offshore ...............      16.8       11.8       39.5       18.8       68.6       14.8      132.4       20.6
                                            ------     ------     ------     ------     ------     ------     ------     ------
     Total revenues ....................     142.1      100.0      210.0      100.0      464.0      100.0      642.8      100.0
                                            ------     ------     ------     ------     ------     ------     ------     ------

Operating Costs:
  International land ...................      47.9       48.4       72.1       55.1      155.0       44.3      226.0       55.8
  International offshore ...............      36.3       36.7       38.2       29.1      142.4       40.8      107.2       26.5
  United States offshore ...............      14.7       14.9       20.7       15.8       52.1       14.9       71.7       17.7
                                            ------     ------     ------     ------     ------     ------     ------     ------
     Total operating costs .............      98.9      100.0      131.0      100.0      349.5      100.0      404.9      100.0
                                            ------     ------     ------     ------     ------     ------     ------     ------

Gross Margin:
  International land ...................      16.7       38.7       31.2       39.4       36.4       31.8       87.9       36.9
  International offshore ...............      24.4       56.5       29.0       36.8       61.6       53.7       89.3       37.5
  United States offshore ...............       2.1        4.8       18.8       23.8       16.5       14.5       60.7       25.6
                                            ------     ------     ------     ------     ------     ------     ------     ------
     Total gross margin ................    $ 43.2      100.0%    $ 79.0      100.0%    $114.5      100.0%    $237.9      100.0%
                                            ======     ======     ======     ======     ======     ======     ======     ======


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of Pride International, Inc.:

      We have reviewed the accompanying consolidated balance sheet of Pride International, Inc. as of September 30, 1999, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 1999 and 1998, and the related consolidated statement of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

      We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 30, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                  PricewaterhouseCoopers LLP

Houston, Texas
November 12, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements as of September 30, 1999 and for the three-month and nine-month periods ended September 30, 1999 and 1998 included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 1998. The following information contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.

GENERAL

      Pride is a leading international provider of contract drilling and related services, operating both offshore and on land. Currently, we operate a global fleet of 319 rigs, including two ultra-deepwater drillships, three semisubmersible rigs, 17 jackup rigs, seven tender-assisted rigs, four barge rigs, 23 offshore platform rigs and 263 land-based drilling and workover rigs. We operate in more than 20 countries and marine provinces. The significant diversity of our rig fleet and areas of operations enables us to provide a broad range of services and to take advantage of market upturns while reducing our exposure to sharp downturns in any particular market sector or geographic region.

      Most recently, we have focused on increasing the size of our fleet capable of drilling in deeper waters. We have added to our fleet two ultra-deepwater drillships, the PRIDE AFRICA (which commenced operations in late October 1999 under a long-term contract) and the PRIDE ANGOLA (recently constructed and now in transit to its first job), which is expected to commence operations under a long-term contract in early 2000, and four dynamically-positioned, Amethyst-class semisubmersible rigs, which also are committed under long-term contracts and are expected to be delivered in mid-2000.

      The PRIDE AFRICA recently sustained damage to certain of its drilling equipment. The drillship's top drive drilling system and drilling line were damaged and its blowout prevention equipment fell to the sea floor along with a limited amount of riser, in approximately 5,400 feet of water. Currently, we cannot anticipate whether the equipment will be recoverable or repairable. There has been no damage to the drillship's hull or marine systems, and we do not expect that any other significant drilling components were damaged. No personnel from the drillship were injured, and no well or environmental damage occurred. Plans are being made to install replacement equipment so that operations will be resumed. Our joint venture company which owns and operates the drillship is insured with respect to the equipment and interruption of operations, subject to normal deductibles.

OUTLOOK

      Despite recent strength in oil and gas commodity prices, management anticipates that we will experience an environment of relatively low dayrates and utilization in the near term. In recent months, our aggregate dayrates and utilization have decreased as higher margin long-term contracts have expired. We currently have four jackup rigs and 18 platform rigs idle in the Gulf of Mexico, where our contracts have traditionally been and continue to be short-term. We are continuing to experience weakness in our land drilling and workover operations in South America, particularly in Venezuela, where private-sector exploration and production activity levels have been reduced. As a result, we expect to realize substantially less revenue from the assets working in these areas in the near term than in corresponding periods in 1998. Our operating costs have not, however, decreased proportionately. This revenue decrease will continue to adversely affect our results of operations for at least the near term, likely resulting in losses for 1999 and potentially beyond. Due to the short-term nature of many of our contracts, and the unpredictable nature of oil and gas prices, which affect the demand for drilling activity, we cannot predict the duration of such adverse results accurately. Management anticipates that drilling markets will remain depressed for at least the balance of 1999, and possibly longer, but believes the long-term outlook for the industry and for us is favorable.

      The deteriorating industry conditions over the latter part of 1998 and the first nine months of 1999 have led us to reduce our workforce significantly. In the first quarter of 1999, we recorded charges of $28.9 million, net of income taxes, for current and future cash expenditures related to a company-wide restructuring plan implemented to address the dramatic decline in drilling and workover activity. We expect the restructuring to result in annual cost savings in excess of $25 million.

RESULTS OF OPERATIONS

      We have presented in the following table selected consolidated financial information by operating segment for the periods indicated. Operating costs for the three and nine-month periods ended September 30, 1999 include restructuring charges.

                                               THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                            ---------------------------------------     ---------------------------------------
                                                   1999                 1998                  1999                  1998
                                            -----------------     -----------------     -----------------     -----------------
                                                                     (IN MILLIONS, EXCEPT PERCENTAGES)
Revenues:
  International land ...................    $ 64.6       45.5%    $103.3       49.2%    $191.4       41.2%    $313.9       48.8%
  International offshore ...............      60.7       42.7       67.2       32.0      204.0       44.0      196.5       30.6
  United States offshore ...............      16.8       11.8       39.5       18.8       68.6       14.8      132.4       20.6
                                            ------     ------     ------     ------     ------     ------     ------     ------
     Total revenues ....................     142.1      100.0      210.0      100.0      464.0      100.0      642.8      100.0
                                            ------     ------     ------     ------     ------     ------     ------     ------

Operating Costs:
  International land ...................      47.9       48.4       72.1       55.1      155.0       44.3      226.0       55.8
  International offshore ...............      36.3       36.7       38.2       29.1      142.4       40.8      107.2       26.5
  United States offshore ...............      14.7       14.9       20.7       15.8       52.1       14.9       71.7       17.7
                                            ------     ------     ------     ------     ------     ------     ------     ------
     Total operating costs .............      98.9      100.0      131.0      100.0      349.5      100.0      404.9      100.0
                                            ------     ------     ------     ------     ------     ------     ------     ------

Gross Margin:
  International land ...................      16.7       38.7       31.2       39.4       36.4       31.8       87.9       36.9
  International offshore ...............      24.4       56.5       29.0       36.8       61.6       53.7       89.3       37.5
  United States offshore ...............       2.1        4.8       18.8       23.8       16.5       14.5       60.7       25.6
                                            ------     ------     ------     ------     ------     ------     ------     ------
     Total gross margin ................    $ 43.2      100.0%    $ 79.0      100.0%    $114.5      100.0%    $237.9      100.0%
                                            ======     ======     ======     ======     ======     ======     ======     ======

   THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998.

      REVENUES. Revenues for the three months ended September 30, 1999 decreased $67.9 million, or 32.3%, as compared to the corresponding period in 1998. Of this decrease, $38.7 million was a result of significantly reduced rig utilization of our international land-based fleet, primarily in Argentina, Colombia and Venezuela. Revenues from our United States offshore operations decreased $22.7 million due to lower dayrates and utilization of our Gulf of Mexico jackup and platform rigs. Revenues from our international offshore operations decreased by $6.5 million primarily due to lower utilization for our international offshore rigs.

      OPERATING COSTS. Operating costs for the three months ended September 30, 1999 decreased $32.1 million, or 24.5%, as compared to the corresponding period in 1998. Operating costs attributable to our international land-based operations decreased $24.2 million, attributable to our United States offshore operations decreased $6.0 million and attributable to our international offshore operations decreased by $1.9 million, all of which resulted from decreased utilization, as discussed above.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the three months ended September 30, 1999 increased $4.2 million, or 21.2%, as compared to the corresponding period in 1998, primarily due to the expansion of our fleet.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended September 30, 1999 decreased $4.4 million, or 21.4%, as compared to the corresponding period in 1998, primarily as a result of the base consolidations and down-sizing of administrative staff undertaken in the first quarter of 1999.

      OTHER INCOME (EXPENSE). Other income (expense) for the three months ended September 30, 1999 increased $0.9 million, or 8.6%, as compared to the corresponding period in 1998, primarily as a result of an increase in interest expense of $5.5 million due to increased borrowings. During the three months ended September 30, 1999, we capitalized $7.5 million of interest expense in connection with construction projects, as compared to $4.7 million for the three months ended September 30, 1998.

      INCOME TAX PROVISION. Our consolidated effective income tax rate for the three months ended September 30, 1999 was approximately 22.8%, as compared to approximately 26.3% for the corresponding period in 1998. The decrease in the effective income tax rate for the three months ended September 30, 1999 resulted primarily from the net losses in the current period being in lower effective tax rate jurisdictions.

   NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998.

      REVENUES. Revenues for the nine months ended September 30, 1999 decreased $178.8 million, or 27.8%, as compared to the corresponding period in 1998. Of this decrease, $122.5 million was a result of significantly reduced rig utilization of our international land-based fleet, primarily in Argentina, Colombia and Venezuela. Revenues from our United States offshore operations decreased $63.8 million due to the continuation of low dayrates and utilization of our Gulf of Mexico jackup and platform rigs. These revenue decreases were offset by a $7.5 million increase in revenues attributable to our international offshore operations, primarily due to the addition of the semisubmersible rig AMETHYST 1 in October 1998.

      OPERATING COSTS. Operating costs for the nine months ended September 30, 1999 decreased $55.4 million, or 13.7%, as compared to the corresponding period in 1998. Of this decrease, $71.0 million was attributable to lower rig utilization for our international land-based rigs, as discussed above, partially offset by $8.9 million of non-recurring costs, primarily employee termination benefits, in connection with the restructuring of such operations. Operating costs attributable to our United States offshore operations decreased $19.6 million due to lower rig utilization as discussed above. Operating costs for our international offshore operations increased by $35.2 million, $3.9 million of which represented non-recurring restructuring charges, primarily employee termination benefits, in connection with the restructuring of such operations, and $10.4 million of which was attributable to the addition of the AMETHYST 1, as discussed above.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $12.8 million, or 22.2%, for the nine months ended September 30, 1999 as compared to the corresponding period in 1998, primarily due to the expansion of our fleet.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased $6.2 million, or 10.0%, for the nine months ended September 30, 1999 as compared to the corresponding period in 1998 primarily as a result of the base consolidations and down-sizing of the administrative staff, offset by the non-recurring costs of this restructuring incurred in the first quarter of 1999.

      OTHER INCOME (EXPENSE). Other income (expense) for the nine months ended September 30, 1999 increased $5.2 million, or 17.1%, over the corresponding period in 1998, primarily as a result of an increase in interest expense of $10.2 million due to increased borrowings. During the nine months ended September 30, 1999, we capitalized $22.4 million of interest expense in connection with construction projects, as compared to $10.5 million for the nine months ended September 30, 1998.

      INCOME TAX PROVISION. Our consolidated effective income tax rate for the nine months ended September 30, 1999 was approximately 27.7% as compared to approximately 24.3% for the corresponding period in 1998. The increase in the effective income tax rate for the nine months ended September 30, 1999 resulted primarily from a significant portion of the tax effect of the costs for the restructuring and the net losses being subject to taxation in higher effective tax rate jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

      We had working capital of $165.6 million and $84.6 million as of September 30, 1999 and December 31, 1998, respectively. Our current ratio was 1.6 as of September 30, 1999 and 1.3 as of December 31, 1998. The increases in the amount of working capital and the current ratio were attributable primarily to the net increase in cash and cash equivalents from our capital transactions in 1999, described below, and a decrease in short-term borrowings.

      During the nine months ended September 30, 1999, our capital expenditures primarily consisted of approximately $225 million related to the construction of the PRIDE AFRICA and the PRIDE ANGOLA, approximately $12 million attributable to certain other construction and refurbishment projects begun in 1998 and approximately $24 million of other enhancement and sustaining capital expenditures.

      We expect to spend approximately $56 million during the remainder of 1999 to complete construction of the PRIDE ANGOLA and approximately $4 million for other enhancement and sustaining capital expenditures.

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

      The credit facility limits our ability to incur additional indebtedness, create liens, enter into mergers and consolidations, pay cash dividends on our capital stock, make acquisitions, sell assets or change our business without prior consent of the lenders. Under the credit facility, we must maintain certain financial ratios, including (a) funded debt to EBITDA, (b) funded debt to capitalization, (c) adjusted EBITDA to debt service and (d) minimum tangible net worth. As of September 30, 1999, there were approximately $13.5 million of letters of credit and no advances outstanding under the credit facility.

      In connection with the construction of two new ultra-deepwater drillships, the PRIDE AFRICA and the PRIDE ANGOLA, we and the two joint venture companies in which we have a 51% interest have entered into financing arrangements with a group of banks that are providing approximately $400 million of the drillships' total estimated construction cost of $470 million. The loans with respect to the PRIDE AFRICA have become non-recourse to the joint venture participants, and the loans with respect to the PRIDE ANGOLA will become non-recourse upon commencement of operations of the drillship. During the construction of the PRIDE ANGOLA, the lenders could have recourse to us with respect to an aggregate of up to $200 million of such loans. As of September 30, 1999, $176.0 million was outstanding under the non-recourse loan for the PRIDE AFRICA and $148.0 million was outstanding under the construction period loans for the PRIDE ANGOLA.

      Pride has a 26.4% equity interest in a joint venture company organized to construct, own and operate four dynamically positioned, Amethyst-class semisubmersible drillings rigs. The rigs are currently under construction at shipyards in South Korea and the United States. Upon their completion, it is expected that the rigs will be operated under charters and related service rendering contracts with Petroleo Brasilerio S.A. ("Petrobras") having initial terms of six to eight years.

      Each charter states that it may be canceled by Petrobras if the chartered rig is not delivered within 180 days after the delivery date specified. On May 28, 1998, however, Petrobras provided a letter waiving its right to cancel the charters and related service rendering contracts on the basis of late delivery unless the delay exceeds 540 days and, even then, only if best endeavors to make delivery are not being made. On October 13, 1999, the joint venture company's majority equity owner received a letter from Petrobras stating that Petrobras will cancel the charters and service rendering contracts for the rigs when delay in delivery exceeds 180 days as specified in the charters. Based on construction contract delivery dates plus an allowance for mobilization, delivery of the rigs is expected to be between 263 and 433 days after the delivery dates set forth under their respective charters. In its letter, Petrobras also reserved its right to seek compensation for damages. By threatening to cancel the charters if delay in delivery exceeds 180 days, Petrobras indicated an intent contrary to its May 1998 letter.

      If Petrobras follows through with its threat and cancels the charters for the rigs, such cancellation would constitute an event of default under the joint venture company's financing arrangements that are providing substantially all of the financing for construction of the rigs. Pride has provided the lenders financing construction of the two rigs in South Korea with certain commitments and guarantees, the principal ones being guarantees for repayment of up to $62.4 million of loans aggregating up to $340 million. Pride's other commitments and guarantees to the lenders include(a) a guarantee of the cost overruns of up to an aggregate of $6 million; (b) a guarantee of the cost of the two rigs in excess of related refund guarantees supporting their construction contracts and
(c) certain other financial and operating-related guarantees.

      The joint venture company believes that Petrobras has significant needs for the Amethyst rigs and valid contractual obligations to utilize the rigs upon completion and that, accordingly, there is significant likelihood that Petrobras will not ultimately cancel the charters. There can be no assurance, however, that this will be the case.

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

   In June 1999, we issued a total of approximately 4.7 million shares of common stock to two funds managed by First Reserve Corporation for $25 million in cash and the delivery of approximately $77 million principal amount at maturity of our Zero Coupon Convertible Subordinated Debentures due 2018 that First Reserve had previously acquired. Those debentures had an accreted value of approximately $31.8 million. In connection with the cancellation of the debentures, we recognized an extraordinary gain of $3.9 million, net of income taxes. In July 1999, we issued an additional 1.0 million shares to the two funds for $12.5 million in cash. In September 1999, First Reserve invested an additional $12.5 million cash in the common equity of the Amethyst joint venture company, which is exchangeable after three years (or earlier in certain events) at First Reserve's option for an additional approximately 1.0 million shares of Pride's common stock. Pride will have the option to purchase the stock of the affiliate for cash or shares of Pride's common stock once the affiliate stock becomes exchangeable for Pride's common stock.

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

      In September 1999, we issued a redemption notice relating to all outstanding 6 1/4% Convertible Subordinated Debentures. As of September 30, 1999, holders of an aggregate of $28.4 million principal amount of such debentures had converted such debentures into 2.3 million shares of common stock. Subsequent to September 30, 1999, holders of an additional $27.7 million principal amount converted such debentures into an additional 2.3 million shares of common stock, and the balance of $0.7 million principal amount was redeemed for cash.

      Management believes that the cash and cash equivalents on hand, together with the cash generated from our operations and borrowings under the credit facility, will be adequate to fund normal ongoing capital expenditures, working capital and debt service requirements for the foreseeable future.

      From time to time, we may review possible expansion and acquisition opportunities relating to our business segments. Currently, no substantial acquisition agreements are pending; however, suitable opportunities may arise in the future. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. From time to time, we have one or more bids outstanding for contracts that could require significant capital expenditures and mobilization costs. We expect to fund acquisitions and project opportunities primarily through a combination of working capital, cash flow from operations and full or limited recourse debt or equity financing.

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

      o     general economic and business conditions

      o     prices of oil and gas and industry expectations about future prices

      o     foreign exchange controls and currency fluctuations

      o the business opportunities (or lack thereof) that may be presented to and pursued by us and

      o     changes in laws or regulations

      Most of these factors are beyond our control. We caution you that forward looking-statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in these statements.

YEAR 2000 ISSUE

      BACKGROUND. The "Year 2000" problem refers to the inability for certain computer systems and other equipment with embedded chips or processors (collectively "Business Systems") to correctly interpret the century from a date in which the year is represented by only two digits. Business Systems which are not Year 2000 compliant would not be able to correctly process certain data, or in extreme situations, could cause the entire system to be disabled.

      OVERALL GOALS AND OBJECTIVES. Our goal is to have all of our significant Business Systems functioning properly with respect to the Year 2000 problem and to develop contingency plans in the event of disruptions caused by the Year 2000 problem before December 31, 1999. We established a global task force of key employees at each location to ensure the goal is met. At this time, we have upgraded or replaced the majority of our existing significant systems during this process. We have also developed contingency plans as required. These overall goals and objectives are referred to as the "Year 2000 Project Plan."

      YEAR 2000 PROJECT PLAN. The phases of the Year 2000 Project Plan include:

      o identifying, inventory and assigning priorities to existing significant systems

      o determining and implementing the new Year 2000 compliant systems that will be used throughout the company

      o     assessing all remaining Year 2000 risks

      o resolving and correcting remaining Year 2000 problems with upgrades or replacements

      o     testing the Year 2000 upgrades or replacements

      o conducting Year 2000 surveys of significant customers, suppliers, and business partners

      o     developing and testing Year 2000 contingency plans

      Currently, we estimate that we are substantially complete with the Year 2000 Project Plan.

      BUSINESS SYSTEMS: OPERATIONAL. Part of the Year 2000 Project Plan includes performing an inventory of each drilling rig's critical Business Systems. This inventory has been developed and evaluated, and a compilation of written documentation regarding compliance is ongoing as we continue to receive updates from hardware and software manufacturers. We believe that all of our rigs will be operational for Year 2000 and we have developed contingency plans to address possible Year 2000 scenarios if they arise.

      KEY BUSINESS PARTNERS. We have completed a survey of our key business partners to seek Year 2000 readiness assurances and determine the extent to which their failure to correct their own Year 2000 problems could affect us. Based on the key business partners' written responses, we expect that they are or will be Year 2000 compliant. Our key business partners include suppliers whose critical function is to provide drilling rig capital equipment essential to the operation of a rig. As part of normal business operations, we generally do not maintain an inventory of drilling rig capital equipment replacement parts. In the event replacement parts are required for a rig and we are unsuccessful in purchasing the equipment from our suppliers, the rig could experience idle time resulting in loss of revenue.

      Key business partners also include customers who provide our source of revenue and cash flow. Any disruption in this revenue stream could impact our cash flow, results of operations and financial position. Other key business partners include strategic suppliers whose critical function is to provide Business Systems which are Year 2000 compliant and consultants who can advise and assist us in the implementation of the systems. Any Year 2000 problems with these Business Systems could impact us adversely in terms of lost time or even loss of revenues.

      We cannot guarantee that Year 2000 problems in other key business partners' systems on which we rely will be timely resolved, nor can we inspect the companies' Year 2000 efforts or independently verify their representations to us. In addition, we cannot predict the effect on our business operations from the failure of systems owned by others, from the delivery of inaccurate information from other companies, or from the inability of their systems to interface with our systems. Accordingly, we cannot guarantee that other companies' failure to resolve their Year 2000 problems would not have a material adverse effect on us; however, we are continually in the process of assessing these risks.

      COSTS. As of November 5, 1999, we had incurred approximately $12.3 million in costs related to the Year 2000 issue, primarily for new hardware, new software licenses and outside consultants. We estimate that we will incur approximately $1.2 million of such additional costs during the remainder of 1999.

      RISKS. Our expectations regarding the Year 2000 are subject to uncertainties which could affect our results of operations or financial condition. Success depends on many factors, some of which are outside our control. Despite reasonable efforts, we cannot assure you that we will not experience any disruptions or otherwise be adversely affected by Year 2000 problems. While we presently do not expect any catastrophic failures of any of our systems, we cannot provide any assurances that such failures will not occur.

      CONTINGENCY PLANS. We have developed contingency plans for Business Systems and certain processes that are high and moderately critical to our business operations. The contingency plan encompasses alternative courses of action which should be taken in the event that Business Systems or processes are not Year 2000 compliant. The plan has three components summarized below:

      o The first component is Year 2000 event preparation and comprises specific procedures for making preparations prior to any date event period. The procedures include checklists and drills for verifying the operations of various equipment and drills for training and practicing specific emergency operations, such as changing over to manual operations. These procedures are to verify that equipment is functioning correctly prior to a date event.

      o The second component is Year 2000 event transition and comprises specific procedures for the period covering any date event period. The procedures include guidelines for observing equipment for disruptions and procedures for specific emergency operations.


      o The third component is Year 2000 post event and comprises specific procedures for checking and verifying the operational status of equipment following any date event period. These procedures include checklists for verifying the operations of various equipment prior to resuming normal operations. The procedures are to verify that equipment is functioning correctly after a date event using the checks described in the first bullet as a baseline to determine whether a disruption may have occurred.

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

      INTEREST RATE RISK. We are exposed to interest rate risk through our convertible and fixed rate long-term debt. The fair market value of fixed rate debt will increase as prevailing interest rates decrease. The fair value of our long-term debt is estimated based on quoted market prices where applicable, or based on the present value of expected cash flows relating to the debt discounted at rates currently available to us for long-term borrowings with similar terms and maturities. The estimated fair value of our long-term debt as of September 30, 1999 was approximately $1.13 billion, which is less that its carrying value of $1.19 billion. A hypothetical 10% decrease in interest rates would increase the fair market value of our long-term debt by approximately $48.3 million.

      FOREIGN CURRENCY EXCHANGE RATE RISK. We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which expose us to foreign exchange rate risk. We utilize forward exchange contracts, local currency borrowings and the payment structure of customer contracts to selectively hedge our exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currencies. A hypothetical 10% decrease in the U.S. dollar relative to the value of all foreign currencies as of September 30, 1999 would result in an approximate $3.6 million decrease in the fair value of our forward exchange contracts. We do not hold or issue forward exchange contracts or other derivative financial instruments for speculative purposes.

                           PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

      The information set forth under the caption "Liquidity and Capital Resources" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the issuance in July 1999 of 1,047,121 shares of our common stock to two funds managed by First Reserve Corporation for $12,500,000 in cash is incorporated by reference in response to this item. In our opinion, this issuance is exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof in that such transaction did not involve any public offering.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS*

EXHIBIT NO.                   DESCRIPTION
-----------                         -----------

10.1    -- Put and Exchange Agreement, dated as of September 14, 1999, between
           Pride International, Inc. (the "Company") and First Reserve Fund VIII, L.P.

10.2    -- First Amendment to Shareholders Agreement, dated as of September 14,
           1999, between the Company and First Reserve Fund VIII, L.P.

15.1    -- Awareness Letter of PricewaterhouseCoopers LLP

27      -- Financial Data Schedule

--------------

* During the three months ended September 30, 1999, the Company entered into debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(v) of Item 601(b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.


(B)   REPORTS ON FORM 8-K

      The Company has filed no reports on Form 8-K during the three months ended September 30, 1999.

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

Date:  November 15, 1999