Form 10-K405
period 1999-12-31
PRIDE INTERNATIONAL INC
filed 2000-03-30
CIK 833081

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                        Commission file number: 1-13289

                               ----------------

                           PRIDE INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

                                                    76-0069030
              Louisiana                          (I.R.S. Employer
   (State or other jurisdiction of             Identification No.)
    incorporation or organization)

     5847 San Felipe, Suite 3300
            Houston, Texas                            77057
   (Address of principal executive                  (Zip Code)
               offices)

      Registrant's telephone number, including area code: (713) 789-1400
          Securities registered pursuant to Section 12(b) of the Act:

             Title of Each Class                 Name of Each Exchange on Which Registered
             -------------------                 -----------------------------------------
         Common Stock, no par value                       New York Stock Exchange
     Rights to Purchase Preferred Stock                   New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant at March 29, 2000, based on the closing price on the New York Stock Exchange on such date, was $1.1 billion. (The officers and directors of the registrant are considered affiliates for the purposes of this calculation.)

   The number of shares of the registrant's Common Stock outstanding on March 29, 2000 was 60.5 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held in May 2000 are incorporated by reference into Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                          Page
                                                                          ----
 Item 1.  Business......................................................    1
 Item 2.  Property......................................................   12
 Item 3.  Legal Proceedings.............................................   12
 Item 4.  Submission of Matters to a Vote of Security Holders...........   12
          Executive Officers of the Registrant..........................   12

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related Shareholder
           Matters......................................................   13
 Item 6.  Selected Financial Data.......................................   14
 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   15
 Item 7A. Quantitative and Qualitative Disclosures about Market Risk....   21
          Forward-Looking Statements....................................   22
 Item 8.  Financial Statements and Supplementary Data...................   23
 Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................   49

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant............   49
 Item 11. Executive Compensation........................................   49
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................   49
 Item 13. Certain Relationships and Related Transactions................   49

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on
           Form 8-K.....................................................   49

                                    PART I

Item 1. Business

   In this Annual Report on Form 10-K, we refer to Pride International, Inc. and its subsidiaries as "we," the "Company" or "Pride," unless the context clearly indicates otherwise.

General

   Pride is a leading international provider of contract drilling and related services, operating both offshore and on land. In recent years, we have focused our growth strategy on the higher margin offshore and international drilling markets. Offshore and international markets generally have greater profit potential than domestic land-based markets, primarily as a result of less competition, higher utilization rates and stronger demand resulting from a general trend by oil and gas companies to shift expenditures to exploration and development activities offshore and abroad. Currently, we operate a global fleet of 291 rigs, including two ultra-deepwater drillships, three semisubmersible rigs, 18 jackup rigs, six tender-assisted rigs, three barge rigs, 21 offshore platform rigs and 238 land-based drilling and workover rigs. We operate in more than 20 countries and marine provinces. The significant diversity of our rig fleet and areas of operation enables us to provide a broad range of services and to take advantage of market upturns while reducing our exposure to sharp downturns in any particular market sector or geographic region.

   Most recently, we have focused on increasing the size of our fleet capable of drilling in deeper waters. The deepwater market generally supports longer-term, higher-rate contracts, and we believe that our experience in deepwater markets positions us to compete effectively in this sector. We have recently completed or are participating in the following additional offshore rig acquisition and construction projects:

  . Amethyst 1 Purchase. In October 1998, we purchased for $85 million the
    Amethyst 1, a dynamically positioned, self-propelled semisubmersible drilling rig capable of working in water depths of up to 4,000 feet. The Amethyst 1 is currently working offshore Brazil under a charter and service contract that expires in 2001.

  . Drillship Joint Ventures. We have a 51% interest in joint ventures that own and operate the ultra-deepwater drillships Pride Africa and Pride Angola. The drillships, which are capable of operating in water depths of up to 10,000 feet, are contracted to work for Elf Exploration Angola for initial terms of five and three years, respectively. The Pride Africa commenced operations in October 1999 and operated for 10 days until certain of its drilling equipment was damaged. The damaged equipment has been replaced and the Pride Africa is expected to resume operations in April 2000. The Pride Angola is expected to commence operations in April 2000 as well. Financing for approximately $400 million of the drillships' total construction cost of $470 million was provided by a group of banks. The loans with respect to the Pride Africa are nonrecourse to the joint venture participants, and the loans with respect to the Pride Angola will become nonrecourse upon the acceptance of the rig by the customer (expected to occur in April 2000). Our total equity investment in the ventures is approximately $38 million.

  . Amethyst Joint Venture. We have a 26.4% equity interest in a joint venture company organized to construct, own and operate four Amethyst-class dynamically positioned semisubmersible drilling rigs. The rigs will be larger, enhanced versions of the Amethyst 1. Two of the rigs, the Amethyst 6 and the Amethyst 7, are being constructed in South Korea and are expected to be delivered by the shipyard in June 2000. The other two rigs, the Amethyst 4 and Amethyst 5, are under construction in the U.S.; however, in early January 2000, the shipyard notified the joint venture that construction was being suspended because of alleged delays in receiving detailed engineering work and the joint venture's previous rejection of the shipyard's requests for extensions of the construction contract delivery dates. The joint venture is actively pursuing a legal remedy for the shipyard's actions, which are believed to be in violation of the contracts. No prediction can be made as to whether the Amethyst 4 and the Amethyst 5 will be completed or, if completed, when they will be delivered. The joint venture was formed to build, own and operate its four rigs under charter and service contracts with Petroleo Brasilerio S.A. ("Petrobras") having initial terms of six to eight years. Petrobras has threatened to cancel those contracts for late delivery of the rigs, and the joint venture has obtained a preliminary injunction in a Brazilian court against that cancellation. Furthermore, based on Petrobras' announced deepwater drilling program and related rig requirements, we believe that Petrobras likely will employ all of the joint venture's rigs upon completion; however, there can be no assurance that any of the four rigs will be chartered to Petrobras or to any other customer.

    We have made aggregate equity contributions in the Amethyst joint venture of approximately $47.3 million as of December 31, 1999. The total estimated cost to construct, equip and mobilize the four rigs is approximately $720 million, excluding late delivery penalties and any increases in costs that may result from any resolution of the current dispute with the shipyard building the Amethyst 4 and Amethyst 5. Approximately $640 million of that amount is being provided by separate credit facilities for each of the four rigs and the issuance by the joint venture of senior secured notes. We have provided direct guarantees of the repayment of up to $88.9 million of these obligations, $68.4 million of which relates solely to the Amethyst 6 and Amethyst 7. For additional information regarding our contingent obligations with respect to the Amethyst joint venture, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in item 7 of this annual report.

   We intend to continue to pursue expansion of our operations through acquisitions, rig upgrades and redeployment of assets to active geographic regions, as well as through participation in strategic new projects such as those described above. In March 2000, we entered into a letter of intent to acquire Servicios Especiales San Antonio S.A., a subsidiary of Perez Companc S.A., for total consideration of $95 million, including the assumption of a net $17 million of debt. The purchase price may be increased by an additional $12 million upon the achievement by San Antonio of certain performance objectives. San Antonio provides a variety of oilfield services to customers in Argentina, Venezuela, Bolivia and Peru.

   To finance the San Antonio acquisition, we have agreed to sell 4.5 million shares of common stock to two funds managed by First Reserve Corporation for $72 million in cash. First Reserve is a private equity firm specializing in the energy industry. In 1999, the two First Reserve funds purchased 5.7 million shares of common stock for $37.5 million in cash and the delivery of approximately $77 million principal amount at maturity of our Zero Coupon Convertible Subordinated Debentures due 2018 that the funds had previously acquired. The First Reserve funds also invested an additional $12.5 million in cash in the common equity of the Amethyst joint venture company, which is exchangeable after three years (or earlier in certain events) at their option for an additional 1.0 million shares of our common stock. After completion of the sale of 4.5 million shares to fund the San Antonio acquisition, First Reserve funds will own a total of 10.2 million shares of our common stock, or approximately 15.8% of our total shares outstanding.

   We are a Louisiana corporation with our principal executive offices located at 5847 San Felipe, Suite 3300, Houston, Texas 77057. Our telephone number at such address is (713) 789-1400.

Operations

 South America

   Through a series of acquisitions and the deployment of underutilized domestic assets, we have significantly expanded our South American operations and now operate two semisubmersible rigs, three jackup rigs, two floating barge rigs and 223 land-based rigs in the region.

   Brazil. In September 1997, our semisubmersible rig Nymphea began drilling offshore Brazil for Petrobras. The rig is working under a contract expiring in 2001. The Amethyst 1, a dynamically positioned, self-propelled semisubmersible rig we acquired in October 1998, is equipped to provide offshore drilling, subsea well intervention, well tie-back and related construction services, and is currently working offshore Brazil under a charter and service contract that expires in 2001.

   Venezuela. Our offshore fleet in Venezuela includes three jackup rigs and two barge rigs operating on Lake Maracaibo. Two of the jackup rigs that we operate are owned by Petroleos de Venezuela, S.A. ("PDVSA"). The contracts for the rigs expire in 2000, and upon expiration, we will seek renewal or extension of them. The other jackup rig is owned by us and operates under a contract expiring in 2003. In 1995, we placed two floating barge rigs into service on Lake Maracaibo that are working under ten-year contracts with PDVSA. Our land-based fleet in Venezuela currently consists of 48 rigs, of which 11 are drilling rigs and 37 are workover rigs.

   Argentina. In Argentina, we currently operate 140 land-based rigs, which we believe represent approximately 50% of the land-based rigs in the Argentine market. Of these rigs, 39 are drilling rigs and 101 are workover rigs. Argentine rig operations are generally conducted in remote regions of the country and require substantial fixed infrastructure and operating support costs. We believe that our established infrastructure and scale of operations provide us with a competitive advantage in this market.

   Colombia. In Colombia, we currently operate 12 land-based drilling rigs and nine land-based workover rigs under contracts with major international oil operators and with the national oil company. We believe we are well positioned to capitalize on new opportunities in Colombia.

   Bolivia. Demand for rig services has increased in Bolivia in recent years as a result of the privatization of components of the Bolivian national oil company, as well as significant sales of exploration blocks to private-sector operators. In addition, exploration activity for natural gas in Bolivia has increased as a result of the construction of a major gas pipeline from Bolivia to markets in Brazil. We currently operate seven land-based drilling rigs and seven land-based workover rigs in Bolivia.

 Gulf of Mexico

   In May 1997, we acquired 13 mat-supported jackup rigs, 11 of which are currently located in the Gulf of Mexico. The remaining two rigs are located in West Africa and Southeast Asia. This acquisition positioned us as the second largest operator in the Gulf of Mexico of mat-supported jackup rigs capable of operating in water depths of 200 feet or greater. We also operate a fleet of 20 offshore modular platform rigs in the Gulf of Mexico. We believe our platform rig fleet is one of the most technologically advanced fleets in the industry. Most of our mat-supported jackup rigs and platform rigs operate under short-term or well-to-well contracts.

   The declines experienced in 1999 in the offshore drilling markets had their greatest impact on demand for our platform and jackup fleets in this region.

 Other International

   Offshore. Our two ultra-deepwater drillships, the Pride Africa and Pride Angola, are owned by joint ventures in which we have a 51% interest. The drillships are contracted to work offshore West Africa for Elf Exploration Angola for initial terms of five and three years, respectively. Our semisubmersible rig, the South Seas Driller, is currently operating offshore South Africa under a contract extending through June 2000. We are in negotiations to secure a new contract for this rig at the end of its current contract. We operate four jackup rigs in the eastern hemisphere, including the Pride Pennsylvania, which is working offshore India under a contract that expires in 2001, the Pride California and Pride Utah, which are currently stacked in Singapore and Nigeria, respectively, and the PB XI, which we have agreed to acquire and which is currently working offshore Angola under a short-term contract. We will complete the acquisition of the PB XI through our 51%-owned joint venture that owns the Pride Africa and Pride Angola once the rig completes its current contract. The joint venture expects to enter into a new multi-year contract with a major oil company for the rig to work offshore Angola. We also operate six tender-assisted rigs. The Ile de Sein is under contract in Indonesia and will begin work under a new two-year contract in May 2000. The Alligator is contracted until June 2000, with a six-month option. The remaining four tender-assisted rigs, the Barracuda, the Piranha, the Al Baraka I and the Comorant, do not currently have contracts. We also own one swamp barge rig, the Bintang Kalimantan, which is available in Nigeria, and the 1005E, a platform rig, which is without contract and located in Singapore.

   Land. We currently operate five land-based rigs in North Africa, three in the Middle East and one in Europe.

Rig Fleet

 Offshore Rigs

   The table below presents information about our offshore rig fleet as of March 29, 2000:

                                 OFFSHORE RIGS

                                                      Built/
                                                     Upgraded
                                                        or     Water  Drilling
                                                     Expected  Depth   Depth
       Rig Name               Rig Type/Design       Completion Rating  Rating     Location     Status
       --------          -------------------------- ---------- ------ -------- -------------- ---------
                                                               (feet)  (feet)
Drillships--2
Pride Africa(1)          Gusto 10,000                  1999    10,000  30,000      Angola        (2)
Pride Angola(1)          Gusto 10,000                  1999    10,000  30,000      Angola        (2)
Semisubmersible Rigs--7
Nymphea                  F&G Pacesetter                1987     1,500  25,000      Brazil      Working
South Seas Driller       Aker H-3                   1977/1997   1,000  20,000   South Africa   Working
Amethyst 1(3)            Amethyst Class                1989     4,000  20,000      Brazil      Working
Amethyst 4(4)            Amethyst Class                2001     5,000  25,000   Mississippi   Shipyard
Amethyst 5(4)            Amethyst Class                2001     5,000  25,000   Mississippi   Shipyard
Amethyst 6(4)            Amethyst Class                2000     5,000  25,000      Korea      Shipyard
Amethyst 7(4)            Amethyst Class                2000     5,000  25,000      Korea      Shipyard
Jackup Rigs--18
Pride Pennsylvania       Independent leg cantilever 1973/1998     300  20,000      India       Working
Ile du Levant            Independent leg cantilever    1991       270  20,000    Venezuela     Working
PB XI(5)                 Independent leg cantilever    1982       300  25,000      Angola      Working
GP-19(6)                 Independent leg cantilever    1987       150  20,000    Venezuela     Working
GP-20(6)                 Independent leg cantilever    1987       200  20,000    Venezuela     Working
Pride Alabama            Mat-supported cantilever      1982       200  25,000  Gulf of Mexico  Working
Pride Alaska             Mat-supported cantilever      1982       250  25,000  Gulf of Mexico  Working
Pride Arkansas           Mat-supported cantilever      1982       200  25,000  Gulf of Mexico  Working
Pride Colorado           Mat-supported cantilever      1982       200  25,000  Gulf of Mexico  Working
Pride Kansas             Mat-supported cantilever      1999       250  25,000  Gulf of Mexico  Working
Pride Mississippi        Mat-supported cantilever      1990       200  25,000  Gulf of Mexico  Working
Pride New Mexico         Mat-supported cantilever      1982       200  25,000  Gulf of Mexico  Working
Pride Texas              Mat-supported cantilever      1999       300  20,000  Gulf of Mexico  Working
Pride California         Mat-supported slot            1997       250  20,000    Singapore     Stacked
Pride Louisiana          Mat-supported slot            1981       250  25,000  Gulf of Mexico  Working
Pride Oklahoma           Mat-supported slot            1996       250  20,000  Gulf of Mexico  Stacked
Pride Wyoming            Mat-supported slot            1976       250  25,000  Gulf of Mexico Available
Pride Utah               Mat-supported slot         1990/1998      45  20,000     Nigeria      Stacked
Tender-Assisted Rigs--6
Alligator                Self-erecting barge        1992/1998     330  20,000      Angola      Working
Barracuda                Self-erecting barge           1992       330  20,000       UAE       Available
Al Baraka I(7)           Self-erecting barge           1994       650  20,000       UAE       Available
Ile de Sein              Self-erecting barge        1990/1997     450  16,000    Indonesia     Working
Piranha                  Self-erecting barge        1978/1998     600  20,000      Brunei     Available
Cormorant                Converted ship                1991       300  16,400      Angola      Stacked
Barge Rigs--3
Pride I                  Floating cantilever           1995       150  20,000    Venezuela     Working
Pride II                 Floating cantilever           1995       150  20,000    Venezuela     Working
Bintang Kalimantan       Posted swamp barge            1995       N/A  16,000     Nigeria     Available

                                             Built/
                                            Upgraded
                                               or     Water  Drilling
                                            Expected  Depth   Depth
    Rig Name           Rig Type/Design     Completion Rating  Rating     Location     Status
    --------       ----------------------- ---------- ------ -------- -------------- ---------
                                                      (feet)  (feet)
Platform Rigs--21
Rig 1501E          Heavy electrical           1996     N/A    25,000  Gulf of Mexico  Working
Rig 1502E          Heavy electrical           1998     N/A    25,000  Gulf of Mexico  Working
Rig 1002E          Heavy electrical           1996     N/A    20,000  Gulf of Mexico Available
Rig 1003E          Heavy electrical           1996     N/A    20,000  Gulf of Mexico  Working
Rig 1004E          Heavy electrical           1997     N/A    20,000  Gulf of Mexico Available
Rig 1005E          Heavy electrical           1998     N/A    20,000    Singapore    Available
Rig 750E           Heavy electrical           1992     N/A    16,500  Gulf of Mexico Available
Rig 751E           Heavy electrical           1995     N/A    16,500  Gulf of Mexico Available
Rig 650E           Intermediate electrical    1994     N/A    15,000  Gulf of Mexico  Working
Rig 651E           Intermediate electrical    1995     N/A    15,000  Gulf of Mexico  Working
Rig 653E           Intermediate electrical    1995     N/A    15,000  Gulf of Mexico  Working
Rig 951            Heavy mechanical           1995     N/A    18,000  Gulf of Mexico Available
Rig 952            Heavy mechanical           1995     N/A    18,000  Gulf of Mexico  Stacked
Rig 100            Intermediate mechanical    1990     N/A    15,000  Gulf of Mexico  Stacked
Rig 110            Intermediate mechanical    1990     N/A    15,000  Gulf of Mexico  Stacked
Rig 130            Intermediate mechanical    1991     N/A    15,000  Gulf of Mexico  Stacked
Rig 170            Intermediate mechanical    1991     N/A    15,000  Gulf of Mexico  Stacked
Rig 200            Intermediate mechanical    1993     N/A    15,000  Gulf of Mexico Available
Rig 210            Intermediate mechanical    1996     N/A    15,000  Gulf of Mexico Available
Rig 220            Intermediate mechanical    1995     N/A    15,000  Gulf of Mexico Available
Rig 14             Light mechanical           1994     N/A    10,000  Gulf of Mexico  Working

--------
(1) These rigs are owned by joint ventures in which we have a 51% interest.
(2) The Pride Africa is expected to resume operations, and the Pride Angola is expected to commence operations, in April 2000.
(3) In February 1999, we completed a transaction in which we sold the rig to a third party and leased the rig back under a charter expiring in 2012.
(4) Currently under construction. These rigs will be owned by a joint venture in which we have a 26.4% interest.
(5) We have entered into an agreement to purchase this rig for approximately $25 million, which is expected to close in the second quarter of 2000.
(6) Operated but not owned by us.
(7) Owned by a joint venture in which we have a 12.5% interest.

   Drillships. The Pride Africa and Pride Angola are ultra-deepwater self-propelled drillships that can be positioned over a drill site through the use of a computer-controlled thruster (dynamic positioning) system. Drillships are suitable for deepwater drilling in remote locations because of their mobility and large load-carrying capacity.

   Semisubmersible Rigs. Our semisubmersible rigs are floating platforms that, by means of a water ballasting system, can be submerged to a predetermined depth so that a substantial portion of the lower hulls, or pontoons, are below the water surface during drilling operations. The rig is "semisubmerged," remaining afloat in a position where the lower hull is about 60 to 80 feet below the water line and the upper deck protrudes well above the surface. This type of rig maintains its position over the well through the use of either an anchoring system or a computer-controlled thruster system similar to that used by our drillships.

   Jackup Rigs. The jackup rigs we operate are mobile, self-elevating drilling platforms equipped with legs that can be lowered to the ocean or lake floor until a foundation is established to support the drilling platform.

The rig legs may have a lower hull or mat attached to the bottom to provide a more stable foundation in soft bottom areas. Independent leg rigs are better suited for harsher or uneven seabed conditions. Jackup rigs are generally subject to a maximum water depth of approximately 350 to 400 feet, while some jackup rigs may drill in water depths as shallow as ten feet. The length of the rig's legs and the operating environment determine the water depth limit of a particular rig. Moving a rig from one drill site to another involves lowering the hull into the water until it is afloat and then jacking up its legs with the hull floating on the surface of the water. The hull is then towed to the new drilling site. A cantilever jackup has a feature that allows the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over a pre-existing platform or structure. Certain cantilever jackup rigs have "skid-off" capability, which allows the derrick equipment to be skidded onto an adjacent platform, thereby increasing the operational capacity of the rig. Slot type jackup rigs are configured for drilling operations to take place through a slot in the hull. Slot type rigs are usually used for exploratory drilling because their configuration makes them difficult to position over existing platforms or structures.

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

   Platform Rigs. Our platform rigs consist of drilling equipment and machinery arranged in modular packages that are transported to and assembled and installed on fixed offshore platforms owned by the customer. Fixed offshore platforms are steel, tower-like structures that stand on the ocean floor, with the top portion, or platform, above the water level, providing the foundation upon which the platform rig is placed. Two of our platform rigs are capable of operating at well depths of up to 25,000 feet. Our platform rigs are often used to provide drilling and horizontal reentry services using top drives, enhanced pumps and solids control equipment for drilling fluids, as well as for workover services.

 Land-Based Rigs

   The table below presents information about our land-based rig fleet as of March 29, 2000:

                                LAND-BASED RIGS

Country                                                  Total Drilling Workover
-------                                                  ----- -------- --------
South America--223
  Argentina............................................   140     39      101
  Venezuela............................................    48     11       37
  Colombia.............................................    21     12        9
  Bolivia..............................................    14      7        7
Africa/Middle East--8
  Algeria..............................................     3      3       --
  Libya................................................     2      1        1
  Oman.................................................     2      2       --
  Bahrain..............................................     1      1       --
Other--7...............................................     7      4        3
                                                          ---    ---      ---
   Total Land-Based Rigs...............................   238     80      158
                                                          ===    ===      ===

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

   Most of our land-based drilling and land-based workover rigs operate under short-term or well-to-well contracts.

Services Provided

 Drilling Services

   We provide contract-drilling services to oil and gas exploration and production companies through the use of mobile offshore and land-based drilling rigs. Generally, land-based rigs and offshore platform rigs operate with crews of six to 17 persons while jackup rigs, tender-assisted rigs and barge rigs operate with crews of 15 to 25 persons and semisubmersible rigs and drillships operate with crews of 25 to 50 persons. We provide the rig and drilling crew and are responsible for the payment of operating and maintenance expenses.

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

 Engineering and Other Services

   We employ a technical staff dedicated to industry research and development and to designing specialized drilling equipment to fulfill specific customer requirements. The engineering staff has designed and managed the fabrication of several of the rigs in our offshore rig fleet and has been actively involved in our newbuild projects. We also provide turnkey, project management and other engineering services, which enhance our contract drilling services. Upon completion of the planned purchase of Servicios Especiales San Antonio S.A., we will provide a wide variety of additional oilfield services to customers in Argentina, Venezuela, Bolivia and Peru, including directional drilling, coiled tubing services, cementing and well stimulation. The purchase also will position us to offer our customers a package of services and to provide comprehensive project management at the well site.

Competition

   Competition in the international markets in which we operate ranges from large multinational competitors offering a wide range of drilling services and well servicing to smaller, locally owned businesses. We believe that we are competitive in terms of pricing, performance, equipment, safety, availability of equipment to meet customer needs and availability of experienced, skilled personnel in the international areas in which we operate.

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

Customers

   We work for large multinational oil and gas companies, government-owned oil companies and independent oil and gas producers. In 1999, we had one customer, PDVSA, that accounted for more than 10% of our consolidated revenues.

Contracts

   Our drilling contracts are awarded through competitive bidding or on a negotiated basis. The contract terms and rates vary depending on competitive conditions, the geographical area, the geological formation to be drilled, the equipment and services to be supplied, the on-site drilling conditions and the anticipated duration of the work to be performed.

   Oil and gas well drilling contracts are carried out on a dayrate, footage or turnkey basis. Under dayrate contracts, we charge the customer a fixed charge per day regardless of the number of days needed to drill the well. In addition, dayrate contracts usually provide for a reduced day rate (or lump sum amount) for mobilizing the rig to the well location and for assembling and dismantling the rig. Under dayrate contracts, we ordinarily bear no part of the costs arising from down-hole risks (such as time delays for various reasons, including a stuck or broken drill string or blowouts). Most of our contracts are on a dayrate basis. Other contracts provide for payment on a footage basis, whereby we are paid a fixed amount for each foot drilled regardless of the time required or the problems encountered in drilling the well. We may also enter into turnkey contracts, whereby we agree to drill a well to a specific depth for a fixed price and to bear some of the well equipment costs. Compared to dayrate contracts, footage and turnkey contracts involve a higher degree of risk to us and, accordingly, normally provide greater profit potential.

   In international offshore markets, contracts generally provide for longer terms than contracts in domestic offshore markets. When contracting abroad, we are faced with the risks of currency fluctuation and, in certain cases, exchange controls. Typically, we limit these risks by obtaining contracts providing for payment in U.S. dollars or freely convertible foreign currency. To the extent possible, we seek to limit our exposure to potentially devaluating currencies by matching our acceptance thereof to our expense requirements in such local currencies. There can be no assurance that we will be able to continue to take such actions in the future, thereby exposing us to foreign currency fluctuations that could have a material adverse effect upon our results of operations and financial condition. Currently, foreign exchange in the countries where we operate is carried out on a free-market basis. We can give no assurances, however, that the local monetary authorities in these countries will not implement exchange controls in the future. Please read "Quantitative and Qualitative Disclosure About Market Risks" in item 7A of this annual report.

Seasonality

   In general, our business activities are not significantly affected by seasonal fluctuations. Our rigs are located in geographical areas that are not subject to severe weather that would halt operations for prolonged periods.

Employees

   We currently employ approximately 5,900 employees. Approximately 1,000 of the employees are located in the United States and 4,900 are located abroad. Hourly rig crewmembers constitute the vast majority of our employees. None of our U.S. employees are represented by a collective bargaining unit. Many of our international employees are subject to industry-wide labor contracts within their respective countries. Management believes that our employee relations are good.

Segment Information

   Information with respect to revenues, earnings from operations and identifiable assets attributable to our industry segments and geographic areas of operations for the last three fiscal years is presented in note 16 to our consolidated financial statements included in item 8 of this annual report.

Risk Factors

 Low oil and gas prices negatively affected our financial results in 1999, resulting in a loss for that year; depressed market conditions may continue to affect our results in 2000 and beyond.

   Depressed market conditions may adversely affect our results of operations and our liquidity. The profitability of our operations depends significantly upon conditions in the oil and gas industry and, specifically, the level of ongoing exploration and production expenditures of oil and gas company customers. The demand for contract drilling and related services is directly influenced by many factors beyond our control, including:

  . oil and gas prices and expectations about future prices

  . the cost of producing and delivering oil and gas

  . government regulations

  . local and international political and economic conditions

  . the ability of the Organization of Petroleum Exporting Countries (OPEC) to set and maintain production levels and prices

  . the level of production by non-OPEC countries

  . the policies of various governments regarding exploration and development of their oil and gas reserves

   Despite recent improvement in oil and gas prices, both offshore drilling activity, particularly in the U.S. Gulf of Mexico, and international land-based activity have been relatively depressed. During 1999, a significant number of companies exploring for oil and gas curtailed or canceled some of their drilling programs, thereby reducing demand for drilling services. This reduction in demand significantly eroded daily rates and utilization of our rigs, particularly in our offshore Gulf of Mexico and onshore South American operations. This erosion in daily rates and utilization had a negative impact on our financial results in 1999. In addition, there are a number of deepwater rigs currently under construction, a few of which are not under contract. If demand for deepwater drilling services does not increase to meet this increased capacity, we could face competition from these and other rigs for future deepwater contracts.

   Our EBITDA (consisting of earnings before interest, taxes, depreciation and amortization) in 1999 was insufficient to cover our interest expense in that year, and our earnings (consisting of earnings before income taxes plus fixed charges less capitalized interest) were insufficient to cover our fixed charges (consisting of interest expense, capitalized interest and that portion of operation lease rental expense deemed to represent the interest factor) for the year. Industry conditions will adversely affect results of operations for at least the near term, substantially reducing our revenues, cash flows, EBITDA and earnings and may result in losses in future quarters. In addition, earnings in future quarters may be insufficient to cover fixed charges in those quarters, and further deterioration in market conditions may result in EBITDA being insufficient to cover interest expense in those quarters.

 International events may hurt our operations.

   We derive a significant portion of our revenues from international operations. In 1999, we derived approximately 67% of our revenues from operations in South America and approximately 11% of our revenues from operations in West Africa and the Middle East. Our operations in these areas are most subject to the following risks:

  . foreign currency fluctuations and devaluations

  . restrictions on currency repatriation

  . political instability

  . war and civil disturbances

   We limit the risks of currency fluctuation and restrictions on currency repatriation by obtaining contracts providing for payment in U.S. dollars or freely convertible foreign currency. To the extent possible, we seek to limit our exposure to potentially devaluating currencies by matching our acceptance of local currencies to our expense requirements in those currencies. We may not be able to continue to take these actions in the future, thereby exposing us to foreign currency fluctuations that could have a material adverse effect upon our results of operations and financial condition. Although foreign exchange in the countries where we operate is currently carried out on a free-market basis, we can give no assurance that local monetary authorities in these countries will not implement exchange controls in the future.

   In addition, from time to time, certain of our foreign subsidiaries operate in Libya and Iran. These countries are subject to sanctions and embargoes imposed by the U.S. Government. Although these sanctions and embargoes do not prohibit those subsidiaries from completing existing contracts or from entering into new contracts to provide drilling services in such countries, they do prohibit us and our domestic subsidiaries, as well as employees of our foreign subsidiaries who are U.S. citizens, from participating in or approving any aspect of the business activities in those countries. These constraints on our ability to have U.S. persons, including all of our senior management, provide managerial oversight and supervision may adversely affect the financial or operating performance of such business activities.

   Our international operations are also subject to other risk, including foreign monetary and tax policies, expropriation, nationalization and nullification or modification of contracts. Additionally, our ability to compete in international contract drilling markets may be adversely affected by foreign governmental regulations that favor or require the awarding of contracts to local contractors or by regulations requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. Furthermore, our foreign subsidiaries may face governmentally imposed restrictions from time to time on their ability to transfer funds to us.

 Our customers may seek to cancel or renegotiate some of our drilling contracts during depressed market conditions or if we experience operational difficulties.

   During depressed market conditions, a customer may no longer need a rig that is currently under contract or may be able to obtain a comparable rig at a lower daily rate. As a result, customers may seek to renegotiate the terms of their existing drilling contracts or avoid their obligations under those contracts. In addition, our customers may seek to terminate existing contracts if we experience operational problems. The deepwater markets in which we operate require the use of floating rigs with sophisticated positioning, subsea and related systems designed for drilling in deep water. If this equipment fails to function properly, the rig cannot engage in drilling operations, and customers may have the right to terminate the drilling contracts. The likelihood that a customer may seek to terminate a contract for operational difficulties is increased during market downturns. The cancellation of a number of our drilling contracts could adversely affect our results of operations.

 Our significant debt levels and debt agreement restrictions may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

   As of December 31, 1999, we had approximately $1.2 billion in debt and capital lease obligations. In addition, we have provided direct guarantees of the repayment of up to $88.9 million of the obligations of our unconsolidated subsidiaries. The level of our indebtedness will have several important effects on our future operations, including:

  . a significant portion of our cash flow from operations will be dedicated to the payment of interest and principal on such debt and will not be available for other purposes

  . covenants contained in our existing debt arrangements require us to meet certain financial tests, which may affect our flexibility in planning for, and reacting to, changes in our business and may limit our ability to dispose of assets, withstand current or future economic or industry downturns and compete with others in our industry for strategic opportunities

  . our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited

   Our ability to meet our debt service obligations and to reduce our total indebtedness will be dependent upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control.

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

   Many aspects of our operations are subject to numerous governmental regulations that may relate directly or indirectly to the contract drilling and well servicing industries, including those relating to the protection of the environment. We have spent and could continue to spend material amounts to comply with these regulations. Laws and regulations protecting the environment have become more stringent in recent years and may in certain circumstances impose strict liability, rendering us liable for environmental damage without regard to negligence or fault on our part. These laws and regulations may expose us to liability for the conduct of, or conditions caused by, others or for acts that were in compliance with all applicable laws at the time the acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on us. In addition, the modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or development drilling for oil and gas could have a material adverse effect on our operations by limiting future contract drilling opportunities.

Item 2. Property

   Our property consists primarily of mobile offshore and land-based drilling rigs, well servicing rigs and ancillary equipment, a majority of which we own. We operate some rigs under joint venture arrangements, management agreements and lease agreements. We also own and operate transport and heavy-duty trucks and other ancillary equipment. We own approximately 750 vehicles and lease approximately 100 others.

   Our corporate office in Houston, Texas occupies approximately 40,000 square feet of leased space under a lease that expires in February 2005. In Argentina, we lease 4,500 square feet of office space in Buenos Aires and own five operating bases and lease three others. In Venezuela, we lease two operating bases with an office facility at one. In Colombia, we lease office space in Bogota and two operating bases. In France, we lease approximately 18,000 square feet of office space. Shore-based operations for our Gulf of Mexico operations are conducted from our owned facility in Houma, Louisiana. The shore facility is located on the Intracoastal waterway and provides direct access to the Gulf of Mexico. We own 5,000 square feet of office space and related facilities in Nigeria, and we lease 2,500 square feet of office space in Malaysia.

   We incorporate by reference in response to this item the information set forth in item 1 of this annual report and the information set forth in Note 5 of the Notes to Consolidated Financial Statements included in item 8 of this annual report.

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

Item 4. Submission of Matters to a Vote of Security Holders

   There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

Executive Officers of the Registrant

   We have presented below information about our executive officers as of March 30, 2000. Officers are elected annually by the Board of Directors and serve until their successors are chosen or until their resignation or removal.

               Name           Age                     Position
               ----           ---                     --------
     Paul A. Bragg...........  44 President and Chief Executive Officer
     James W. Allen..........  56 Senior Vice President and Chief Operating Officer
     John O'Leary............  44 Vice President--International Marketing
     Gary W. Casswell........  47 Vice President--Eastern Hemisphere Operations
     John Blocker, Jr........  48 Vice President--Latin American Operations
     David Bourgeois.........  55 Vice President--U.S. Operations
     Marcelo D. Guiscardo....  47 Vice President--E&P Services
     Earl W. McNiel..........  41 Vice President and Chief Financial Officer
     Robert W. Randall.......  58 Vice President--General Counsel and Secretary

   Paul A. Bragg has been Chief Executive Officer since March 1999, President since February 1997 and was Chief Operating Officer from February 1997 to April 1999. He joined Pride in July 1993 as its Vice President and Chief Financial Officer. From 1988 until he joined Pride, Mr. Bragg was an independent business consultant and managed private investments. He previously served as Vice President and Chief Financial Officer of Energy Service Company, Inc. (now ENSCO International, Inc.), an oilfield services company, from 1983 through 1987.

   James W. Allen was named Senior Vice President--Operations in February 1996 and Chief Operating Officer in April 1999. He joined Pride in January 1993 as its Vice President--International Operations (Latin America). From 1988 through 1992, Mr. Allen was an independent business consultant and managed private investments. From 1984 to 1988, he was Vice President Latin America for ENSCO. Mr. Allen has 28 years of oilfield experience with several different companies.

   John O'Leary was named Vice President--International Marketing in March 1997 in connection with the Forasol transaction. Mr. O'Leary had been Manager, Marketing and Business Development of Forasol since June 1993, with primary responsibility for worldwide business development. Mr. O'Leary joined Forasol S.A. in August 1985.

   Gary W. Casswell was named Vice President--Eastern Hemisphere Operations in May 1999. He joined Pride in August 1998 and has approximately 21 years of oilfield drilling experience. From 1974 through 1998, Mr. Casswell was Operations Manager and Technical Development Manager of Santa Fe International Corporation.

   John Blocker, Jr. was named Vice President--Latin American Operations in March 2000. He joined Pride in 1993 as President of our Argentina subsidiary, Pride International, S.A. From 1987 through 1993, Mr. Blocker managed private investments. He has more than 20 years of oilfield experience with several companies.

   David Bourgeois was named Vice President--U.S. Operations in May 1999. He joined Pride in April 1994 with the purchase of Offshore Rigs, Inc., where he was Chief Operating Officer. From April 1994 to June 1996 he was Sales and Marketing Manager of Pride Offshore, Inc. and from June 1996 until May 1999 he was Vice President and General Manager of Pride Offshore, Inc.

   Marcelo D. Guiscardo joined Pride in March 2000 as Vice President--E&P Services. From September 1999 until joining Pride, he was President of GDM Business Development, a private company providing consulting services to the energy industry. From November 1993 to September 1999, Mr. Guiscardo held various senior management positions with YPF S.A., including Vice President-- Exploration & Production.

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

   Our common stock is listed on the New York Stock Exchange under the symbol "PDE." As of March 29, 2000, there were 1,796 shareholders of record. The following table presents the range of high and low sales prices of our common stock for the periods shown:

                                                               Price
                                                             --------------
                                                             High      Low
                                                             ----      ----
      1998
      First Quarter......................................... $25 1/2   $18 1/8
      Second Quarter........................................  27 1/2    16 7/16
      Third Quarter.........................................  17 1/8     7 11/16
      Fourth Quarter........................................  12 5/8     6 1/8

      1999
      First Quarter......................................... $ 9 3/4   $ 4 13/16
      Second Quarter........................................  12 1/4     7 1/16
      Third Quarter.........................................  18 5/16    9 15/16
      Fourth Quarter........................................  16 11/16  11 1/2

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

Item 6. Selected Financial Data

   We have derived the following selected consolidated financial information as of December 31, 1999 and 1998, and for each of the years in the three-year period ended December 31, 1999, from our audited consolidated financial statements included in item 8 of this annual report. You should read this information in conjunction with those consolidated financial statements and the notes thereto. We have derived the selected consolidated financial information as of December 31, 1997, 1996 and 1995, and for each of the years in the two-year period ended December 31, 1996, from our audited consolidated financial statements that are not included herein. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
item 7 of this annual report.

                                      Year Ended December 31,
                         -----------------------------------------------------
                           1995      1996       1997       1998        1999
                         --------  --------  ---------- ----------  ----------
                              (In thousands, except per share amounts)
Statement of Operations
 Data:
Revenue................. $263,599  $407,174  $  699,788 $  835,563  $  619,385
Operating costs.........  187,203   292,599     458,861    524,344     441,903
Restructuring charges--
 operating(1)...........       --        --          --      5,500      12,817
Depreciation and
 amortization...........   16,657    29,065      58,661     79,931      95,723
Selling, general and
 administrative.........   32,418    45,368      73,881     84,825      78,825
Restructuring charges--
 general and
 administrative(1)......       --        --          --         --      23,831
                         --------  --------  ---------- ----------  ----------
Earnings (loss) from
 operations.............   27,321    40,142     108,385    140,963     (33,714)
Other income (expense)
 net(2).................   (4,898)   (9,323)     47,249    (38,720)    (45,311)
                         --------  --------  ---------- ----------  ----------
Earnings (loss) before
 income taxes(1)(2).....   22,423    30,819     155,634    102,243     (79,025)
Income tax provision
 (benefit)..............    7,064     8,091      51,639     24,726     (23,258)
Extraordinary item,
 net....................       --        --          --         --       3,884
                         --------  --------  ---------- ----------  ----------
Net earnings
 (loss)(1)(2)........... $ 15,359  $ 22,728  $  103,995 $   77,517  $  (51,883)
                         ========  ========  ========== ==========  ==========
Net earnings (loss) per
 share before
 extraordinary
 gain(1)(2)
  Basic................. $    .63  $    .85  $     2.42 $     1.55  $    (1.06)
                         ========  ========  ========== ==========  ==========
  Diluted............... $    .61  $    .77  $     2.16 $     1.39  $    (1.06)
                         ========  ========  ========== ==========  ==========
Net earnings (loss) per
 share after
 extraordinary
 gain(1)(2)
  Basic................. $    .63  $    .85  $     2.42 $     1.55  $     (.99)
                         ========  ========  ========== ==========  ==========
  Diluted............... $    .61  $    .77  $     2.16 $     1.39  $     (.99)
                         ========  ========  ========== ==========  ==========
Weighted average shares
 outstanding
  Basic.................   24,551    26,719      43,036     50,135      52,526
  Diluted...............   25,128    33,755      49,143     60,851      52,526
Balance Sheet Data (as
 of December 31):
Working capital......... $ 31,302  $ 62,722  $  103,733 $   64,617  $  132,671
Property and equipment,
 net....................  178,488   375,249   1,171,647  1,725,787   1,893,680
Total assets............  257,605   542,062   1,541,501  2,177,507   2,388,677
Long-term debt and
 capital leases, net of
 current portion........   61,136   106,508     471,375    680,668     932,413
Zero coupon convertible
 subordinated
 debentures.............       --        --          --    237,327     216,473
6 1/4% convertible
 subordinated
 debentures.............       --    80,500      52,500     52,480          --
Shareholders' equity....  131,239   201,797     685,157    763,402     825,269

--------
(1) Restructuring charges consist of cash costs incurred and to be incurred for regional base consolidations, down-sizing of administrative staffs and other reductions in personnel. Charges include the cost of involuntary employee termination benefits, including severance, wage continuation, medical and other benefits, facility closures and related personnel relocation costs and other costs in connection with our restructuring plan. Please read note 7 of the notes to our consolidated financial statements in item 8 of this annual report for more information about these charges.
(2) Other income (expense) net, earnings (loss) before income taxes and net earnings (loss) for the year ended December 31, 1997 include a pretax gain of $83.6 million ($53.5 million, net of income tax) on the divestiture of our U.S. land-based well servicing business. The gain was partially offset by non-recurring charges totaling $4.2 million, net of income taxes, relating principally to the induced conversion of $28.0 million principal amount of our 6 1/4% convertible subordinated debentures. Excluding such non-recurring items, other income (expense), net increased from 1997 to 1998 due primarily to an $11.4 million increase in interest expense resulting from higher debt levels in 1998, and net earnings for the year ended December 31, 1997 were $54.7 million, or $1.16 per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   You should read the following discussion and analysis in conjunction with our consolidated financial statements as of December 31, 1999 and 1998, and for the years ended December 31, 1999, 1998 and 1997, included in item 8 of this annual report. The following information contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of certain limitations inherent in such statements.

General

   Our operations have been, and our future results will be, significantly affected by a series of strategic transactions that have transformed us from solely a provider of land-based workover and related well services in the United States into a diversified international drilling contractor operating both offshore and on land. With the sale of our domestic land-based well servicing operations in February 1997, we ceased to provide rig services onshore in the United States.

   Since 1996, we have completed several transactions that have significantly expanded our international and offshore operations, including the following:

  . Through three acquisitions completed in 1996, we significantly expanded our South American operations, principally in Argentina, Venezuela and Colombia. We have continued to expand these operations by deploying rigs from our former U.S. land-based fleet and by acquiring other rigs in the region.

  . In February 1997, we completed the divestiture of our domestic land-based well servicing operations, which included 407 workover rigs operating in Texas, California, New Mexico and Louisiana.

  . In March 1997, we completed the acquisition of the operating subsidiaries of Forasol-Foramer N.V., adding two semisubmersible rigs, three jackup rigs, seven tender-assisted rigs, four barge rigs and 29 land-based rigs operating in various locations in South America, Africa, the Middle East and Southeast Asia.

  . In May 1997, we purchased 13 mat-supported jackup drilling rigs, 11 of which are currently located in the Gulf of Mexico, one of which is located in West Africa and one of which is located in Southeast Asia.

  . In July 1998, we acquired 60% of a Bolivian company, Compania Boliviana de Perforacion S.A.M., in a joint initiative with the Bolivian national oil company, Yacimientos Petroliferos Fiscales Bolivianos. CBP was capitalized through the contribution of 13 land-based drilling and workover rigs, oilfield trucks and other related drilling assets by YPFB and $17 million in cash by us. We have recently agreed to acquire the remaining 40% of CBP for $11.3 million in cash. We expect to conclude the transaction in April 2000.

  . In October 1998, we purchased the Amethyst 1, a dynamically positioned, self-propelled semisubmersible drilling rig. The rig is currently working offshore Brazil under a charter and service contract that expires in 2001.

   Most recently, we have focused on increasing the size of our fleet capable of drilling in deeper waters. We have a 51% ownership interest in joint ventures that own and operate two ultra-deepwater drillships, the Pride Africa and the Pride Angola, and we have a 26.4% interest in a joint venture engaged in the construction of four fourth-generation Amethyst class semisubmersible rigs. Please read "Business--General" in item 1 of this annual report and "-- Liquidity and Capital Resources" in this item 7.

Outlook

   With market conditions improving as a result of the increases in oil and gas prices since mid-1999, management anticipates continued increases in utilization and dayrates through 2000. If commodity prices remain near their current levels, we expect that our financial results will improve throughout the year. However, due to the volatility of oil and gas prices, which affect the demand for our drilling services, we cannot predict with any certainty whether these improving conditions will continue to affect our financial results positively or whether commodity prices, and demand for our services, will decline substantially.

   The depressed industry conditions over the latter part of 1998 and in 1999 led us to reduce our workforce significantly. In the first quarter of 1999, we recorded charges of $28.9 million, net of income taxes, for current and future cash expenditures related to a company-wide restructuring plan implemented to address the dramatic decline in drilling and workover activity. We expect the restructuring to result in annual cost savings in excess of $25 million.

Results of Operations

   The following table presents selected consolidated financial information by operating segment for the periods indicated. Operating costs for the year ended December 31, 1999 include restructuring charges.

                                           Year Ended December 31,
                                 ----------------------------------------------
                                      1997            1998            1999
                                 --------------  --------------  --------------
                                            (Dollars in thousands)
Revenue:
  United States land............ $ 16,485   2.4% $     --    --% $     --    --%
  United States offshore........  135,281  19.3   160,829  19.2    85,649  13.8
  International land............  385,590  55.1   401,899  48.1   263,110  42.5
  International offshore........  162,432  23.2   272,835  32.7   270,626  43.7
                                 -------- -----  -------- -----  -------- -----
    Total revenues.............. $699,788 100.0% $835,563 100.0% $619,385 100.0%
                                 ======== =====  ======== =====  ======== =====
Operating Costs:
  United States land............ $ 12,776   2.8% $     --    --% $     --    --%
  United States offshore........   72,927  15.9    90,311  17.1    68,207  15.0
  International land............  276,185  60.2   293,073  55.3   206,953  45.5
  International offshore........   96,973  21.1   146,460  27.6   179,560  39.5
                                 -------- -----  -------- -----  -------- -----
    Total operating costs....... $458,861 100.0% $529,844 100.0% $454,720 100.0%
                                 ======== =====  ======== =====  ======== =====
Gross Margin:
  United States land............ $  3,709   1.5% $     --    --% $     --    --%
  United States offshore........   62,354  25.9    70,518  23.1    17,442  10.6
  International land............  109,405  45.4   108,826  35.6    56,157  34.1
  International offshore........   65,459  27.2   126,375  41.3    91,066  55.3
                                 -------- -----  -------- -----  -------- -----
    Total gross margin.......... $240,927 100.0% $305,719 100.0% $164,665 100.0%
                                 ======== =====  ======== =====  ======== =====

 1999 Compared with 1998

   Revenue. Revenue for 1999 decreased $216.2 million, or 26%, as compared to 1998. Of this decrease, approximately $138.8 million was the result of significantly reduced rig utilization of our international land-based fleet, primarily in Argentina, Colombia and Venezuela. Revenue from our United States offshore operations decreased $75.1 million due to deterioration during the year in dayrates and utilization for our Gulf of Mexico jackup and platform rigs.

   Operating Costs. Operating costs decreased $75.1 million, or 14%, as compared to 1998. Of this decrease, approximately $83.9 million was due to lower rig utilization of our international land-based rigs and $22.1 million was attributable to the lower dayrates and utilization of our domestic offshore fleet, as discussed above. These lower operating costs were offset by a $36.6 million increase in operating costs for international offshore operations, primarily due to the addition of lease charges associated with the sale and leaseback of the semisubmersible rig Amethyst 1 and an increase in non-recurring restructuring charges of $12.8 million.

   Depreciation and Amortization. Depreciation and amortization for 1999 increased $15.8 million, or 20%, compared to 1998, primarily as a result of the expansion of our fleet.

   Selling, General and Administrative. Selling, general and administrative costs in 1999 increased $17.8 million, or 21%, as compared to 1998, primarily as a result of restructuring costs of $23.8 million offset by a decrease of $11.7 million as a result of base consolidation and reductions in administrative staff.

   Other Income (Expense). Other income (expense) increased $6.6 million in 1999 as a result of an increase of $15.2 million in interest expense offset by an increase in other income of $5.9 million and an increase in interest income of $2.7 million. During 1999 we capitalized $29.6 million of interest expense in connection with construction projects, as compared to $16.4 million of interest capitalized in 1998.

   Income Tax Provision (Benefit). Our consolidated effective income tax rate for 1999 was approximately 29%, as compared to approximately 24% for 1998. The increase was attributable to the 1999 losses being incurred in the United States and foreign jurisdictions where we have higher effective rates.

 1998 Compared with 1997

   Revenue. Revenue for 1998 increased $135.8 million, or 19%, as compared to 1997. Of this increase, approximately $73.0 million was due to a full year of operations for the assets acquired in the Forasol acquisition completed in March 1997 and the 13 mat-supported jackup rigs acquired in May 1997. Also, during 1998, we placed four previously idle jackup rigs into service accounting for approximately $53.0 million of the increase. Additionally, $28.0 million of the increase in revenue is related to increased contract dayrates and utilization for two of our semisubmersible rigs. In South America, we had a 29% increase in average dayrates, or approximately $10 million, offset by a 16% decrease in overall utilization, or approximately $8 million. Of the remaining amount, $16 million relates to the sale of our domestic land-based well servicing operations in February 1997.

   Operating Costs. Operating costs for 1998 increased $71.0 million, or 15%, as compared to 1997. Of this increase, approximately $52.0 million was due to a full year of operations for the assets acquired in the Forasol acquisition completed in March 1997 and the 13 mat-supported jackup rigs acquired in May 1997. We also incurred charges of $3.8 million, net of income taxes, related to workforce reductions primarily in response to decreased activity levels. Also, during 1998, we placed four jackup rigs into service accounting for approximately $20.0 million of the increase. These increases were partially offset by $12.8 million in reduced costs due to the sale of the domestic land-based well servicing operations.

   Depreciation and Amortization. Depreciation and amortization for 1998 increased $21.3 million, or 36%, as compared to 1997, primarily as a result of a full year of depreciation for the Forasol assets acquired in March 1997, the 13 mat-supported jackup rigs acquired in May 1997 and four jackup rigs placed into service during 1998.

   Selling, General and Administrative. Selling, general and administrative costs in 1998 increased $10.9 million, or 15%, as compared to 1997, primarily as a result of a full year of operations for the assets acquired in the Forasol acquisition completed in March 1997 and the 13 mat-supported jackup rigs acquired in May 1997. As a percentage of revenues, total selling, general and administrative costs decreased to 10.2% for 1998 from 10.6% for 1997.

   Other Income (Expense). Other income in 1998 decreased $76.6 million compared to 1997. The decrease was primarily due to a pretax gain of $83.6 million on the divestiture of our U.S. land-based well servicing business in 1997. The gain was partially offset by non-recurring charges totaling $4.2 million, net of income taxes, relating principally to the induced conversion of $28.0 million principal amount of our 6 1/4% convertible subordinated debentures. Interest expense for 1998 increased $11.4 million, or 33%, as compared to 1997. This increase is due to higher debt levels in 1998, resulting primarily from the issuance of $230 million of Zero Coupon Convertible Subordinated Debentures in April 1998 and from recognition of a full year of interest expense in 1998 on $325 million of 9 3/8% Senior Notes issued in May 1997. During 1998 we capitalized approximately $16.3 million in interest expense related to capital projects, as compared to approximately $5.7 million in 1997.

   Income Tax Provision (Benefit). Our consolidated effective income tax rate for 1998 was approximately 24%, as compared to approximately 33% for 1997. The decrease was attributable to the significant increase in the portion of income derived from foreign operations, which is taxed at lower statutory rates, and the reduction in U.S. income, which is taxed at a higher statutory rate. In addition, the effective tax rate for 1997 was significantly impacted by the gain from the sale of our U.S. land-based well servicing operations, which was taxed at an effective rate of 36%.

Liquidity and Capital Resources

   We had net working capital of $132.7 million and $64.6 million at December 31, 1999 and 1998, respectively. Our current ratio, the ratio of current assets to current liabilities, was 1.5 and 1.2 at December 31, 1999 and 1998, respectively. The increases in the amount of working capital and the current ratio were attributable primarily to the net increase in cash, cash equivalents and short-term investments from our capital transactions in 1999 described below, and a decrease in short-term borrowings.

   During 1999 our capital expenditures primarily consisted of approximately $254 million related to the construction of the Pride Africa and Pride Angola, approximately $71 million attributable to other construction and refurbishment projects begun in 1998 and approximately $60 million of other enhancement and sustaining capital expenditures.

   At December 31, 1999 we had a senior revolving bank credit facility under which up to $50 million (including $30 million for letters of credit) was available. The credit facility was terminated in March 2000. We currently have senior bank credit facilities with aggregate availability of up to $76.8 million. The credit facilities terminate between March 2001 and December 2004. Borrowings under each of the credit facilities bear interest at variable rates based on LIBOR plus a spread ranging from 0.35% to 1.25%. As of March 29, 2000, there were no advances outstanding under these credit facilities.

   We have a senior secured credit facility with a bank under which up to $25 million of letters of credit may be issued. Outstanding letters of credit issued under this credit facility are secured by our cash and cash equivalents maintained at such bank. The letter of credit facility expires in March 2003. As of March 21, 2000, there were $12.4 million of letters of credit issued under this credit facility.

   In connection with the construction of the Pride Africa and the Pride Angola, we and the two joint venture companies in which we have a 51% interest entered into financing arrangements with a group of banks that provided $400 million of the drillships' total construction cost of $470 million. The loans with respect to the Pride Africa became non-recourse to the joint venture participants in October 1999, and the loans with respect to the Pride Angola will become non-recourse upon the acceptance of the rig by the customer (expected to occur in April 2000). As of December 31, 1999, $176.0 million was outstanding under the non-recourse loan for the Pride Africa and $180.5 million was outstanding under the construction period loans for the Pride Angola.

   Pride has a 26.4% equity interest in a joint venture company organized to construct, own and operate four dynamically positioned, Amethyst-class semisubmersible drilling rigs. Two of the rigs, the Amethyst 6 and the Amethyst 7, are being constructed in South Korea and are expected to be delivered by the shipyard in June 2000. The other two rigs, the Amethyst 4 and Amethyst 5, are under construction in the U.S.; however, in early January 2000, the shipyard notified the joint venture that construction of the rigs was being suspended because of alleged delays in receiving detailed engineering work and the joint venture's previous rejection of the shipyard's requests for extensions of the construction contract delivery dates. The joint venture is actively pursuing a legal remedy for the shipyard's actions, which are believed to be in violation of the contracts. No prediction can be made as to whether the Amethyst 4 and the Amethyst 5 will be completed or, if completed, when they will be delivered. If the joint venture is unable to complete construction of the rigs, our ability to realize our equity investment in the joint venture could be impaired. The joint venture was formed to build, own and operate its four rigs under charter and service contracts with Petrobras having initial terms of six to eight years. Petrobras has threatened to cancel those contracts for late delivery of the rigs, and the joint venture has obtained a preliminary injunction in a Brazilian court against that cancellation. Furthermore, based on Petrobras' announced deepwater drilling program and related rig requirements, we believe that Petrobras likely will employ all of the joint venture's rigs upon completion; however, there can be no assurance that any of the four rigs will be chartered to Petrobras or to any other customer.

   If Petrobras were to successfully cancel the charters for the rigs, such cancellation would constitute an event of default under the joint venture company's financing arrangements that are providing substantially all of the financing for construction of the rigs. Pride has provided the lenders financing construction of the Amethyst 6 and Amethyst 7 with certain commitments and guarantees, the principal one being a guarantee for repayment of up to $32.4 million of loans aggregating up to $340 million. In November 1999, the joint venture issued $53 million of senior secured notes, which are partially secured by a Pride guarantee of up to $30 million. The $32.4 million Pride guarantee of borrowings under the credit facilities is separate from, and in addition to, Pride's guarantee of up to $30 million of the venture's senior secured notes. Pride's other commitments and guarantees to the lenders under the credit facilities for the Amethyst 6 and Amethyst 7 include (a) a guarantee of the cost overruns of up to an aggregate of $6 million; (b) a guarantee of the cost of the two rigs in excess of related refund guarantees supporting their construction contracts and (c) guarantees relating to the performance of our subsidiaries and affiliates under their management agreements relating to the rigs.

   If Petrobras accepts delivery of the joint venture's rigs under the existing charters, it will be entitled to impose late delivery penalties which, in the case of the Amethyst 6 and Amethyst 7, could be as much as $17.2 million based on the dates those rigs are currently expected to commence operations under their respective Petrobras charters. In connection with the credit facilities for the Amethyst 4 and Amethyst 5, Pride has guaranteed payment of up to $20.5 million of late delivery penalties that are accruing and may be payable under the charters relating to those two rigs. If the Amethyst 4 and Amethyst 5 are completed and delivered to Petrobras under their existing charters, the maximum late delivery penalties Petrobras would be entitled to impose for those rigs would be $56.6 million. Pride has no direct or indirect obligation to pay more than $20.5 million of late delivery penalties for any of the Amethyst rigs but may be called upon to advance its share if the venture does not have or is unable to obtain funds to pay those penalties or if Petrobras refuses to allow such penalties to be paid or charged against charter payments over the terms of the charters (as it has done in the past with offshore drilling rigs it has chartered from other firms).

   In 1994, we entered into long-term financing arrangements in connection with the construction and operation of two drilling/workover barge rigs. The limited-recourse term loans are collateralized by the rigs and related charter contracts. At December 31, 1999, the outstanding balance of these loans was $26.7 million. The loans are being repaid from the proceeds of the related charter contracts in equal monthly installments of principal and interest through July 2004. In addition, a portion of the contract proceeds is being held in trust to assure the timely payment of future debt service obligations. At December 31, 1999, $2.4 million of such contract proceeds are being held in trust as security for the lenders, and are not presently available for use by us.

   In May 1997, we issued $325 million of 9 3/8% Senior Notes due 2007. The notes contain provisions that limit our ability and the ability of our subsidiaries, with certain exceptions, to pay dividends or make other restricted payments; incur additional debt or issue preferred stock; create or permit to exist liens; incur dividend or other payment restrictions affecting subsidiaries; consolidate, merge or transfer all or substantially all our assets; sell assets; enter into transactions with affiliates and engage in sale and leaseback transactions.

   In April 1998, we completed a public sale of Zero Coupon Convertible Subordinated Debentures. The debentures, which mature on April 24, 2018, are convertible into our common stock at a conversion rate of 13.794 shares of common stock per $1,000 principal amount at maturity. As of December 31, 1999, the amortized aggregate amount payable at maturity under the debentures, including accrued original issue discount, would be approximately $511.1 million.

   In October 1998, we purchased the semisubmersible rig Amethyst 1 for $85 million. The purchase price consisted of $63.7 million in cash, with the balance financed by a $21.3 million senior note convertible into our common stock at a conversion price of $28.50 per share for the first year and decreasing $1.00 per share annually thereafter until maturity. The convertible note bears interest at 6% per annum for the first year and escalates 1% per annum annually commencing December 1, 1998. The note matures on September 1, 2001, and no principal payments are required until maturity.

   In February 1999, we completed the sale and leaseback of the Amethyst 1, pursuant to which we received $97 million in cash. The lease is for a maximum term of 13.5 years, and we have options to purchase the rig exercisable at the end of eight and one-half years and at the end of the maximum term. Annual rentals for the rig range from $11.7 million to $15.9 million.

   In May 1999, we issued $200 million principal amount of 10% Senior Notes due 2009. The notes contain provisions that limit our ability and the ability of our subsidiaries, with certain exceptions, to pay dividends or make other restricted payments; incur additional debt or issue preferred stock; create or permit to exist liens; incur dividend or other payment restrictions affecting subsidiaries; consolidate, merge or transfer all or substantially all our assets; sell assets; enter into transactions with affiliates and engage in sale and leaseback transactions.

   In June 1999, we issued 4.7 million shares of common stock to two funds managed by First Reserve Corporation for $25 million in cash and the delivery of approximately $77 million principal amount at maturity of our Zero Coupon Convertible Subordinated Debentures due 2018 that the First Reserve funds had previously acquired. Those debentures had an accreted value of approximately $31.8 million. In connection with the cancellation of the debentures, we recognized an extraordinary gain of $3.9 million, net of income taxes. In July 1999, we issued an additional 1.0 million shares to the two funds for $12.5 million in cash. In September 1999, the two funds invested an additional $12.5 million cash in the common equity of the Amethyst joint venture company, which is exchangeable after three years (or earlier in certain events) at the funds' option for an additional 1.0 million shares of Pride's common stock. Pride will have the option to purchase the stock of the affiliate for cash or shares of Pride's common stock once the affiliate stock becomes exchangeable for Pride's common stock.

   In September 1999, we issued a redemption notice relating to all outstanding 6 1/4% Convertible Subordinated Debentures. Holders of an aggregate of $51.7 million principal amount of such debentures converted such debentures into 4.2 million shares of common stock.

   In March 2000, we entered into a letter of intent to acquire Servicios Especiales San Antonio S.A., a subsidiary of Perez Companc S.A., for total consideration of $95 million, consisting of $52 million cash, a note payable to the seller for $26 million and the assumption of a net $17 million of debt. The purchase price may be increased by an additional $12 million upon the achievement by San Antonio of certain performance objectives.

To finance the acquisition, we have agreed to sell 4.5 million shares of common stock to two funds managed by First Reserve for $72 million cash. After completion of this transaction, the First Reserve funds will own a total of
10.2 million shares of our common stock, or approximately 15.8% of our total shares outstanding.

   At December 31, 1999, we had approximately $1.2 billion of debt and capital lease obligations. We do not expect that our level of total indebtedness will have a material adverse impact on our financial position, results of operations or liquidity in future periods. Please read "Risk Factors--Our significant debt levels and debt agreement restrictions may limit our flexibility in obtaining additional financing and in pursuing other business opportunities" in item 1 of this annual report.

   Management believes that the cash and cash equivalents on hand, together with the cash generated from our operations, the remaining net proceeds from the March 2000 First Reserve transaction and borrowings under our credit facilities, will be adequate to fund normal ongoing capital expenditures, working capital and debt service requirements for the foreseeable future.

   From time to time, we may review possible expansion and acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. From time to time, we have one or more bids outstanding for contracts that could require significant capital expenditures and mobilization costs. We expect to fund acquisitions and project opportunities primarily through a combination of working capital, cash flow from operations and full or limited recourse debt or equity financing.

Accounting Matters

   In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued by the Financial Accounting Standards Board ("FASB"). SFAS 133 requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are reordered in Other Comprehensive Income pending recognition in earnings. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The impact of SFAS 133 on our financial statements will depend on a variety of factors, including future interpretive guidance from the FASB, the future level of actual foreign currency transactions, the extent of our hedging activities, the types of hedging instruments used and the effectiveness of such instruments. We are evaluating the effect of adopting SFAS 133.

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

   Interest Rate Risk. We are exposed to interest rate risk through our convertible and fixed rate long-term debt. The fair market value of fixed rate debt will increase as prevailing interest rates decrease. The fair value of our long-term debt is estimated based on quoted market prices where applicable, or based on the present value of expected cash flows relating to the debt discounted at rates currently available to us for long-term borrowings with similar terms and maturities. The estimated fair value of our long-term debt as of December 31, 1999 was approximately $1.17 billion, which is less that its carrying value of $1.21 billion. A hypothetical 10% decrease in interest rates would increase the fair market value of our long-term debt by approximately $48 million.

   We enter into interest rate swap and cap agreements to manage our exposure to interest rate risk. As of December 31, 1999, we held interest rate swap agreements covering $438 million, fixing our interest payments on related debt at 7.30%. The weighted average interest rate incurred on the related debt in 1999 excluding the swap agreements was 6.52%. As of December 31, 1999, we held interest rate cap agreements covering $11 million, capping our interest rate at 7.00%. The interest incurred on related capital lease obligations in 1999 was 6.79%. The fair market value of our interest rate swap and cap agreements is determined based upon discounted expected future cash flows using the market interest rate at year end. The estimated fair value of our interest rate swap and cap agreements as of December 31, 1999 was a loss of approximately $1.7 million. A hypothetical 10% decrease in interest rates would decrease the fair market value of our interest rate swap and cap agreements by approximately $8.3 million. The change in the cash flows from the interest rate swap and cap agreements would be offset by a corresponding change in interest expense on the related debt.

   Foreign Currency Exchange Rate Risk. We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which expose us to foreign exchange rate risk. We utilize forward exchange contracts, local currency borrowings and the payment structure of customer contracts to selectively hedge our exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currencies. A hypothetical 10% decrease in the U.S. dollar relative to the value of all foreign currencies as of December 31, 1999 would result in an approximate $4.0 million decrease in the fair value of our forward exchange contracts. We do not hold or issue forward exchange contracts or other derivative financial instruments for speculative purposes.

                          FORWARD-LOOKING STATEMENTS

   This annual report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this annual report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

  . future capital expenditures and investments in the construction, acquisition and refurbishment of rigs (including the amount and nature thereof and the timing of completion thereof)

  . repayment of debt

  . expansion and other development trends in the contract drilling industry

  . business strategies

  . expansion and growth of operations

  . utilization rates and contract rates for rigs

  . future operating results and financial condition

   We have based these statements on assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including:

  . general economic and business conditions

  . prices of oil and gas and industry expectations about future prices

  . foreign exchange controls and currency fluctuations

  . the business opportunities (or lack thereof) that may be presented to and pursued by us

  . changes in laws or regulations

   Most of these factors are beyond our control. Please read "Business--Risk Factors" in item 1 of this annual report. We caution you that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in these statements.

Item 8. Financial Statements and Supplementary Data

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Pride International, Inc.:

   In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of Pride International, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management, our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PricewaterhouseCoopers LLP

Houston, Texas
March 29, 2000

                           PRIDE INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEET

                      (In thousands, except share amounts)

                                                            December 31,
                                                        ----------------------
                        ASSETS                             1999        1998
                        ------                          ----------  ----------
CURRENT ASSETS
  Cash and cash equivalents............................ $  111,627  $   86,540
  Short-term investments...............................     42,877          --
  Trade receivables, net...............................    129,311     187,351
  Parts and supplies...................................     36,295      29,161
  Other current assets.................................     77,380      52,070
                                                        ----------  ----------
    Total current assets...............................    397,490     355,122
                                                        ----------  ----------
PROPERTY AND EQUIPMENT, net............................  1,893,680   1,725,787
                                                        ----------  ----------
OTHER ASSETS
  Investments in affiliates............................     51,012      48,582
  Other assets, net....................................     46,495      48,016
                                                        ----------  ----------
    Total other assets.................................     97,507      96,598
                                                        ----------  ----------
                                                        $2,388,677  $2,177,507
                                                        ==========  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES
  Accounts payable..................................... $  106,391  $  151,514
  Accrued expenses.....................................     96,593      85,120
  Short-term borrowings................................        402      16,522
  Current portion of long-term debt....................     53,097      27,452
  Current portion of long-term lease obligations.......      8,336       9,897
                                                        ----------  ----------
    Total current liabilities..........................    264,819     290,505
                                                        ----------  ----------
OTHER LONG-TERM LIABILITIES............................     51,163      48,987
LONG-TERM DEBT, net of current portion.................    898,237     630,520
LONG-TERM LEASE OBLIGATIONS, net of current portion....     34,176      50,148
6 1/4% CONVERTIBLE SUBORDINATED DEBENTURES.............         --      52,480
ZERO COUPON CONVERTIBLE SUBORDINATED DEBENTURES........    216,473     237,327
DEFERRED INCOME TAXES..................................     48,064      81,316
MINORITY INTEREST......................................     50,476      22,822
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Common stock, no par value; 100,000,000 shares
   authorized;
   60,470,552 and 50,437,261 shares issued and
   60,416,332 and
   50,383,041 shares outstanding, respectively.........          1           1
  Paid-in capital......................................    637,424     523,674
  Treasury stock, at cost..............................       (191)       (191)
  Retained earnings....................................    188,035     239,918
                                                        ----------  ----------
    Total shareholders' equity.........................    825,269     763,402
                                                        ----------  ----------
                                                        $2,388,677  $2,177,507
                                                        ==========  ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    (In thousands, except per share amounts)

                                                  Year Ended December 31,
                                                 ----------------------------
                                                   1999      1998      1997
                                                 --------  --------  --------
REVENUE......................................... $619,385  $835,563  $699,788
OPERATING COSTS.................................  441,903   524,344   458,861
RESTRUCTURING CHARGES...........................   12,817     5,500        --
                                                 --------  --------  --------
  Gross Margin..................................  164,665   305,719   240,927
DEPRECIATION AND AMORTIZATION...................   95,723    79,931    58,661
SELLING, GENERAL AND ADMINISTRATIVE.............   78,825    84,825    73,881
RESTRUCTURING CHARGES...........................   23,831        --        --
                                                 --------  --------  --------
EARNINGS (LOSS) FROM OPERATIONS.................  (33,714)  140,963   108,385
                                                 --------  --------  --------
OTHER INCOME (EXPENSE)
  Other income..................................    7,129     1,206    77,844
  Interest income...............................    8,552     5,850     3,773
  Interest expense..............................  (60,992)  (45,776)  (34,368)
                                                 --------  --------  --------
    Total other income (expense), net...........  (45,311)  (38,720)   47,249
                                                 --------  --------  --------
EARNINGS (LOSS) BEFORE INCOME TAXES.............  (79,025)  102,243   155,634
INCOME TAX PROVISION (BENEFIT)..................  (23,258)   24,726    51,639
                                                 --------  --------  --------
NET EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM...  (55,767)   77,517   103,995
EXTRAORDINARY ITEM, NET.........................    3,884        --        --
                                                 --------  --------  --------
NET EARNINGS (LOSS)............................. $(51,883) $ 77,517  $103,995
                                                 ========  ========  ========
NET EARNINGS (LOSS) PER SHARE BEFORE
 EXTRAORDINARY ITEM
  Basic......................................... $  (1.06) $   1.55  $   2.42
  Diluted....................................... $  (1.06) $   1.39  $   2.16
NET EARNINGS (LOSS) PER SHARE AFTER
 EXTRAORDINARY ITEM
  Basic......................................... $   (.99) $   1.55  $   2.42
  Diluted....................................... $   (.99) $   1.39  $   2.16
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic.........................................   52,526    50,135    43,036
  Diluted.......................................   52,526    60,851    49,143


   The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                 (In thousands)

                         Common Stock           Treasury               Total
                         ------------- Paid-In   Stock   Retained  Shareholders'
                         Shares Amount Capital  at Cost  Earnings     Equity
                         ------ ------ -------- -------- --------  -------------
BALANCE--DECEMBER 31,
 1996................... 28,518  $ 1   $143,581  $(191)  $ 58,406    $201,797
  Net earnings..........     --   --         --     --    103,995     103,995
  Issuance of common
   stock in public
   offerings............  7,257   --    168,400     --         --     168,400
  Issuance of common
   stock in connection
   with acquisition..... 11,099   --    172,422     --         --     172,422
  Issuance of common
   stock in connection
   with conversion of
   debentures...........  2,340   --     27,463     --         --      27,463
  Exercise of stock
   options..............    883   --      6,138     --         --       6,138
  Tax benefit of non-
   qualified stock
   options..............     --   --      4,942     --         --       4,942
                         ------  ---   --------  -----   --------    --------
BALANCE--DECEMBER 31,
 1997................... 50,097    1    522,946   (191)   162,401     685,157
  Net earnings..........     --   --         --     --     77,517      77,517
  Issuance of common
   stock in connection
   with conversion of
   debentures...........      2   --         20     --         --          20
  Exercise of stock
   options..............    338   --        689     --         --         689
  Tax benefit of non-
   qualified stock
   options..............     --   --         19     --         --          19
                         ------  ---   --------  -----   --------    --------
BALANCE--DECEMBER 31,
 1998................... 50,437    1    523,674   (191)   239,918     763,402
  Net loss..............     --   --         --     --    (51,883)    (51,883)
  Issuance of common
   stock in connection
   with conversion of
   debentures...........  6,768   --     75,825     --         --      75,825
  Issuance of common
   stock in private
   placement............  3,141   --     37,446     --         --      37,446
  Exercise of stock
   options..............     70   --        457     --         --         457
  Tax benefit of non-
   qualified stock
   options..............     --   --         22     --         --          22
                         ------  ---   --------  -----   --------    --------
BALANCE--DECEMBER 31,
 1999................... 60,416  $ 1   $637,424  $(191)  $188,035    $825,269
                         ======  ===   ========  =====   ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (In thousands)

                                                   Year Ended December 31,
                                                -------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  ---------
OPERATING ACTIVITIES
  Net earnings (loss).........................  $ (51,883) $  77,517  $ 103,995
  Adjustments to reconcile net earnings (loss)
   to net cash provided by (used in) operating
   activities--
    Depreciation and amortization.............     95,723     79,931     58,661
    Discount amortization on zero coupon
     convertible subordinated debentures......     10,986      7,327         --
    Gain on sale of assets....................     (9,829)    (2,626)   (83,845)
    Deferred tax provision....................    (33,252)    15,748     13,692
    Minority interest.........................      3,096        (59)        --
    Extraordinary item........................     (6,825)        --         --
    Changes in assets and liabilities, net of
     effects of acquisitions--
      Trade receivables.......................     58,040      7,622    (37,963)
      Parts and supplies......................     (7,134)    (2,262)       743
      Other current assets....................    (25,310)    (9,479)        --
      Other assets............................        211    (21,721)   (11,696)
      Accounts payable........................    (73,300)     4,902     32,304
      Accrued expenses........................     11,495     20,145    (19,063)
      Other liabilities.......................      2,176     20,076    (16,777)
                                                ---------  ---------  ---------
        Net cash provided by (used in)
         operating activities.................    (25,806)   197,121     40,051
                                                ---------  ---------  ---------
INVESTING ACTIVITIES
  Purchase of net assets of acquired entities,
   including acquisition costs, less cash
   acquired...................................         --    (17,000)  (360,412)
  Purchases of property and equipment.........   (343,588)  (574,257)  (264,571)
  Proceeds from dispositions of property and
   equipment..................................    118,276     12,868    131,536
  Investments in affiliates...................     (2,430)   (44,906)    (9,020)
  Proceeds from sales of short-term
   investments................................    204,970         --        836
  Purchases of short-term investments.........   (247,847)        --       (686)
                                                ---------  ---------  ---------
        Net cash used in investing
         activities...........................   (270,619)  (623,295)  (502,317)
                                                ---------  ---------  ---------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock......     37,500         --    168,400
  Proceeds from exercise of stock options.....        457        709      6,138
  Proceeds from minority interest owners......     24,558     22,113         --
  Proceeds from issuance of convertible
   subordinated debentures....................         --    223,080         --
  Proceeds from debt borrowings...............    493,040    352,810    550,778
  Reduction of debt...........................   (234,043)  (160,393)  (198,965)
                                                ---------  ---------  ---------
        Net cash provided by financing
         activities...........................    321,512    438,319    526,351
                                                ---------  ---------  ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS.....     25,087     12,145     64,085
CASH AND CASH EQUIVALENTS, beginning of year..     86,540     74,395     10,310
                                                ---------  ---------  ---------
CASH AND CASH EQUIVALENTS, end of year........  $ 111,627  $  86,540  $  74,395
                                                =========  =========  =========

   The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization and Basis of Presentation

   Pride International, Inc. (the "Company"), a Louisiana corporation, is an international provider of contract drilling and related services, operating both offshore and on land. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

 Cash and Cash Equivalents

   The Company considers all highly liquid debt instruments having maturities of three months or less at the date of purchase to be cash equivalents.

 Short Term Investments

   Short-term investments include marketable securities, which in the case of debt instruments have maturities in excess of three months at the date of purchase, are classified as available for sale and are carried at the lower of cost or market value. Due to the short-term maturities of investments, realized and unrealized gains and losses are not significant.

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

   For financial reporting purposes, depreciation of property and equipment is provided using the straight-line method based upon expected useful lives of each class of assets. Estimated useful lives of the assets for financial reporting purposes are as follows:

                                                    Years
                                                    -----
            Rigs and rig equipment.................  5-25
            Transportation equipment...............   3-7
            Buildings and improvements............. 10-20
            Furniture and fixtures.................     5

   Rigs and rig equipment have salvage values not exceeding 20% of the cost of the rig or rig equipment.

   Properties held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. In general, analyses are based on expected day rates and utilization rates.

                           PRIDE INTERNATIONAL, INC.

 Other Assets

   Other assets include goodwill and other costs allocated to service contracts, employment contracts, covenants not to compete and client lists acquired in business acquisitions. Goodwill is being amortized using the straight-line method over ten to fifteen years. Other assets are being amortized using the straight-line method over their estimated useful lives, which range from three to ten years.

 Revenue Recognition

   The Company recognizes revenue as services are performed based upon contracted day rates and the number of operating days during the period. Revenue from turnkey contracts is generally recognized upon completion. Anticipated losses on turnkey contracts are recognized in operating results when known.

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

 Foreign Currency Translation

   The Company accounts for translation of foreign currency in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The majority of the Company's revenues and expenditures are denominated in U.S. dollars to limit the Company's exposure to foreign currency fluctuations, resulting in the use of the U.S. dollar as the functional currency. In addition, the Company's Venezuelan and certain other foreign operations are in "highly inflationary" economies resulting in the use of the U.S. dollar as the functional currency. As a result, certain assets and liabilities of foreign operations are translated at historical exchange rates, revenues and expenses in these countries are translated at the average rate of exchange on a monthly basis, and all translation gains or losses are reflected in the period's results of operations.

 Financial Instruments

   Currency exchange contracts are used to reduce the risk of adverse foreign currency movements related to certain foreign currency expenditures. The gains or losses arising from currency exchange contracts offset foreign exchange gains or losses on the underlying payables and are recognized as offsetting adjustments to the carrying amounts. Interest rate swap and cap agreements are used to modify the interest rates on certain debt obligations. The interest differentials to be paid or received under such swaps and caps are recognized over the life of the agreements as adjustments to interest expense. Related amounts payable to or receivable from counterparties are included in current assets and liabilities.

 Concentration of Credit Risk

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash balances and short term investments and trade receivables. The Company places its temporary cash and short term investments in U.S. Government securities and other high quality financial instruments. By policy, the Company limits the amount of credit exposure to any one financial institution or issuer. The Company's customer base consists primarily of major integrated and government-owned international oil companies as well as smaller independent oil and gas producers. Management believes the credit quality of its customers is generally high. The Company has in place insurance to cover certain exposure in its foreign operations and provides allowances for potential credit losses when necessary.

                           PRIDE INTERNATIONAL, INC.

 Management Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While it is believed that such estimates are reasonable, actual results could differ from those estimates.

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

 Stock-Based Compensation

   Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), established financial accounting and reporting standards for stock-based employee compensation plans. It defined a fair value based method of accounting for an employee stock option or similar equity instrument and encouraged all entities to adopt that method of accounting for all of their employee stock compensation plans and include the cost in the income statement as compensation expense. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company accounts for compensation cost for stock option plans in accordance with APB Opinion No. 25.

 New Accounting Pronouncements

   In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board (the "FASB"). SFAS 133 requires that, upon adoption, all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value, and that changes in such fair values be recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged items; effects of certain changes in fair value are recorded in Other Comprehensive Income pending recognition in earnings. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The impact of SFAS 133 on our financial statements will depend on a variety of factors, including future interpretive guidance from the FASB, the future level of actual foreign currency transactions, the extent of our hedging activities, the types of hedging instruments used and the effectiveness of such instruments. The Company is evaluating the effect of adopting SFAS 133.

   The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity, except those resulting from investments by and distribution to owners. There was no difference between comprehensive income (loss) and net earnings
(loss) for the years ended December 31, 1999, 1998 and 1997.

                           PRIDE INTERNATIONAL, INC.

2. PROPERTY AND EQUIPMENT

   Property and equipment as of December 31, 1999 and 1998 consists of the following:

                                                             December 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
                                                            (in thousands)
      Land.............................................. $    3,197  $    3,248
      Rigs and rig equipment............................  1,718,961   1,419,372
      Transportation equipment..........................     17,760      16,747
      Buildings.........................................     14,271      10,806
      Other.............................................     26,619         630
      Construction-in-progress..........................    358,941     440,487
                                                         ----------  ----------
                                                          2,139,749   1,891,290
      Accumulated depreciation and amortization.........   (246,069)   (165,503)
                                                         ----------  ----------
        Net property and equipment...................... $1,893,680  $1,725,787
                                                         ==========  ==========

   As of December 31, 1999, construction-in-progress included $237.3 million related to the construction of the drillship Pride Angola, and $74.8 million related to the refurbishment of three offshore jackup drilling rigs.

   The Company capitalizes interest applicable to the construction of significant additions to property and equipment. For the years ended December 31, 1999, 1998, and 1997, total interest incurred was $90.9 million, $62.1 million and $40.0 million, respectively, of which $29.6 million, $16.1 million and $5.7 million, respectively, was capitalized.

   During the years ended December 31, 1999, 1998, and 1997, maintenance and repair costs included in operating costs on the accompanying consolidated statement of operations were $61.3 million, $61.7 million and $51.4 million, respectively.

3. ACQUISITIONS AND DISPOSITIONS

   In October 1998, the Company purchased for $85 million a dynamically positioned, self-propelled semisubmersible drilling rig, the Amethyst 1.

   In July 1998, the Company acquired 60% of a Bolivian company, Compania Boliviana de Perforacion S.A.M. ("CBP"), pursuant to a joint initiative with the Bolivian national oil company, Yacimientos Petroliferos Fiscales Bolivianos ("YPFB"). CBP was capitalized through the contribution of 13 land-based drilling and workover rigs, oilfield trucks and other related drilling assets by YPFB and $17 million of cash by the Company. The Company has agreed to acquire the remaining 40% of CBP for $11.3 million in cash. The Company expects to conclude this transaction in April 2000.

   In May 1997, the Company acquired 13 mat-supported jackup drillings rigs (the "Jackup Rigs") for approximately $269.0 million in cash. The acquisition was financed through the sale of senior notes and common stock, which was completed concurrently with the acquisition.

   In March 1997, the Company acquired the operating subsidiaries of Forasol-Foramer N.V. (collectively, "Forasol") for aggregate consideration of $285.6 million, consisting of $113.2 million in cash and 11.1 million shares of common stock valued at $172.4 million, based on the approximate market value of the common stock of $15.50 per share.

                           PRIDE INTERNATIONAL, INC.

   The assets acquired and liabilities assumed in the Forasol acquisition were as follows:

                                                                      Assets
                                                                  (Liabilities)
                                                                  --------------
                                                                  (in thousands)
      Cash and cash equivalents..................................    $ 13,438
      Trade receivables..........................................      56,831
      Deferred income taxes......................................       2,012
      Other current assets.......................................      18,624
      Property and equipment.....................................     369,527
      Investments in affiliates..................................       9,431
      Other assets...............................................       5,227
      Accounts payable...........................................     (30,514)
      Accrued expenses...........................................     (57,053)
      Short-term borrowings......................................     (15,354)
      Long-term debt.............................................     (31,361)
      Long-term lease obligations................................     (35,514)
      Other long-term liabilities................................      (4,805)
      Deferred income taxes......................................     (12,721)
      Minority interest..........................................      (2,124)
                                                                     --------
        Net assets acquired......................................    $285,644
                                                                     ========

   Each of the acquisitions discussed above was recorded using the purchase method of accounting. The operating results of each acquisition have been included in the Company's consolidated results of operations from the date of acquisition.

   In February 1997, the Company sold substantially all of the assets used in its U.S. land-based well servicing operations for $135.7 million in cash. After federal and state income taxes of approximately $42.1 million, repayment of $3.9 million of indebtedness collateralized by certain of the assets sold, $65,000 of interest accrued thereon and repayment of $4.0 million of lease payments on transferred assets subject to operating leases, the net proceeds to the Company were $85.6 million. The Company recognized a pretax gain on the sale of $83.6 million, which amount is included in other income on the accompanying consolidated statement of operations.

   Unaudited pro forma results of operations, assuming the acquisitions of Forasol and the Jackup Rigs and the sale of the Company's U.S. land-based well servicing operations had occurred on January 1, 1997, are as follows:

                                                                Year Ended
                                                             December 31, 1997
                                                           ---------------------
                                                           (in thousands, except
                                                            per share amounts)
      Revenue.............................................       $755,952
      Net earnings........................................       $ 52,050
      Earnings per share
        Basic.............................................       $   1.12
        Diluted...........................................       $   1.03


   The pro forma results of operations presented above do not purport to be indicative of the results of operations of the Company that might have occurred if such transactions had occurred as of January 1, 1997, nor are they indicative of future results.

                           PRIDE INTERNATIONAL, INC.

4. DEBT

 Short-Term Borrowings

   The Company has agreements with several banks for short-term lines of credit denominated in U.S. dollars, French francs and Argentine pesos. The facilities are renewable annually and bear interest at variable rates based on LIBOR for the U.S. dollar and Argentine peso denominated facilities, and PIBOR for the French franc denominated facilities. The interest rates on such borrowings at December 31, 1999 range from 4.3% to 8.0%. As of December 31, 1999, $402,000 was outstanding under these borrowings and $56.5 million was available.

 Long-Term Debt

   Long-term debt at December 31, 1999 and 1998 consisted of the following:

                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
                                                               (in thousands)
      9 3/8% Senior Notes due 2007........................... $325,000 $325,000
      10% Senior Notes due 2009..............................  200,000       --
      Drillship loans........................................  356,491  158,866
      Limited-recourse collateralized term loans.............   26,699   31,112
      Senior convertible note payable........................   21,250   21,250
      Collateralized term loans..............................   18,771   70,558
      Other notes payable....................................    3,123   12,186
      Revolving credit facility..............................       --   39,000
                                                              -------- --------
                                                               951,334  657,972
      Current portion of long-term debt......................   53,097   27,452
                                                              -------- --------
        Long-term debt, net of current portion............... $898,237 $630,520
                                                              ======== ========

 9 3/8% Senior Notes due 2007

   In May 1997, the Company issued $325.0 million of 9.375% Senior Notes due May 1, 2007 (the "9.375% Senior Notes"). Interest on the 9.375% Senior Notes is payable semi-annually on May 1 and November 1 of each year. The 9.375% Senior Notes are not redeemable prior to May 1, 2002, after which they will be redeemable, in whole or in part, at the option of the Company at redemption prices starting at 104.688% and declining to 100% by May 1, 2005. In the event the Company consummates a public equity offering on or prior to May 1, 2000, the Company at its option may use all or a portion of the proceeds from such public equity offering to redeem up to $108.3 million principal amount of the 9.375% Senior Notes at a redemption price equal to 109.375% of the aggregate principal amount thereof, together with accrued and unpaid interest to the date of redemption. The indenture governing the 9.375% Senior Notes contains provisions that limit the ability of the Company and its subsidiaries, with certain exemptions, to pay dividends or make other restricted payments; incur additional debt or issue preferred stock; create or permit to exist liens; incur dividend or other payment restrictions affecting subsidiaries; consolidate, merge or transfer all or substantially all of its assets; sell assets; enter into transactions with affiliates and engage in sale and leaseback transactions. As of December 31, 1999, the outstanding principal amount of the 9.375% Senior Notes had a fair value of approximately $315 million.

 10% Senior Notes due 2009

   In May 1999, the Company completed the public sale of $200.0 million principal amount of 10% Senior Notes due June 1, 2009 (the "10% Senior Notes"). Interest on the notes is payable semi-annually on June 1 and December 1 of each year. The 10% Senior Notes are not redeemable prior to June 1, 2004, after which they will

                           PRIDE INTERNATIONAL, INC.

be redeemable, in whole or in part, at the option of the Company at redemption prices starting at 105% of the principal amount and declining to 100% by June 1, 2007. In the event the Company consummates a qualified equity offering on or prior to June 1, 2002, the Company may use all or a portion of the proceeds to redeem up to 33% of the principal amount of the 10% Senior Notes at a redemption price equal to 110% of the aggregate principal amount thereof, together with accrued and unpaid interest to the date of redemption. The 10% Senior Notes contain provisions that limit the ability of the Company and its subsidiaries, with certain exemptions, to pay dividends or make other restricted payments; incur additional debt or issue preferred stock; create or permit to exist liens; incur dividend or other payment restrictions affecting subsidiaries; consolidate, merge or transfer all or substantially all of its assets; sell assets; enter into transactions with affiliates and engage in sale and leaseback transactions. As of December 31, 1999, the outstanding principal amount of the 10% Senior Notes had a fair value of approximately $196 million.

 Drillship Loans

   In connection with the construction of two ultra-deepwater drillships, the Pride Africa and the Pride Angola, the Company and the two joint venture companies in which the Company has a 51% interest entered into financing arrangements with a group of banks that provided $400 million of the drillships' total cost of $470 million. The loans with respect to the Pride Africa became non-recourse to the joint venture participants in October 1999, and the loans with respect to the Pride Angola will become non-recourse upon the acceptance of the rig by the customer (expected to occur in April 2000). As of December 31, 1999, $176.0 million was outstanding under the loans for the Pride Africa and $180.5 million was outstanding under the loans for the Pride Angola. In accordance with the debt agreements, certain cash balances are held in trust to assure that timely interest and principal payments are made. At December 31, 1999, $14.3 million of such cash balances, which amount is included in cash and cash equivalents, is held in trust and is not available for use by the Company.

 Limited-Recourse Collateralized Term Loans

   The limited-recourse collateralized term loans are collateralized by two of the Company's drilling/workover barge rigs and related charter contracts. The loans are being repaid from the proceeds of the related charter contracts in equal monthly installments of principal and interest through July 2004. In addition, a portion of contract proceeds is being held in trust to assure that timely payment of future debt service obligations is made. At December 31, 1999 and 1998, $2.2 million and $2.4 million, respectively, of such contract proceeds, which amount is included in cash and cash equivalents on the accompanying consolidated balance sheet, is being held in trust as security for the lenders, and is not presently available for use by the Company.

 Senior Convertible Note Payable

   In connection with the purchase of the Amethyst 1, the Company issued to the seller a $21.3 million senior note payable convertible into common stock at a conversion price of $28.50 per share for the first year and decreasing $1.00 per share annually thereafter until maturity. The senior convertible note bears interest at 6% per annum for the first year and escalates 1% per annum annually thereafter until maturity. Interest is payable semi-annually on December 1 and June 1 of each year commencing December 1, 1998. The note matures on September 1, 2001 and no principal payments are required until maturity.

 Collateralized Term Loans

   In April 1996, the Company completed two separate financing arrangements with lending institutions pursuant to which it borrowed an aggregate amount of $40.0 million and an additional $6.5 million in November 1996. The collateralized term loans bore interest initially at a floating rate of prime plus 0.5% and are repayable in monthly installments of principal and interest over a period of five to six years. In December 1996, the

                           PRIDE INTERNATIONAL, INC.

Company elected to convert the interest on the term loans to a fixed rate basis. As a result, the collateralized term loans currently bear interest at fixed rates ranging from 7.95% to 8.50% per annum. The loans are collateralized by certain of the Company's domestic offshore rig fleet and ancillary equipment. The loan agreement includes restrictive financial covenants with respect to cash flow coverage and tangible net worth.

   In connection with the March 1997 Forasol acquisition, the Company assumed certain borrowing arrangements with various banks, including a $20 million bank loan, payable in semi-annual installments beginning August 1995 through 2002. The loan bore interest at a stated rate of six-month LIBOR plus a margin ranging from 1.25% to 2.50%. In conjunction with this loan, the Company simultaneously entered into an interest rate swap agreement, which fixed the rate of interest on this loan at 7.55% over the term of the debt agreement. A semisubmersible rig was pledged as security for this loan. The Company also assumed a $30 million bank loan, secured by another semisubmersible rig, payable in semi-annual installments beginning May 1997 through 2003, which bore interest at a rate of six-month LIBOR plus a margin ranging from 1.00% to 2.00%, depending on the day rate earned and the amount outstanding under the facility as it relates the market value of the rig. Both of these loans were repaid during 1999.

 Other Notes Payable

   Other notes payable consist of an acquisition note payable to sellers and notes payable in connection with financed insurance premiums.

 Credit Facilities

   At December 31, 1999 the Company had a senior revolving bank credit facility under which up to $50 million (including $30 million of letters of credit) was available. The credit facility was terminated in March 2000. The Company has senior bank credit facilities with aggregate availability of up to $76.8 million. The credit facilities terminate between March 2001 and December 2004. Borrowings under each of the credit facilities bear interest at variable rates used on LIBOR plus a spread ranging from 0.35% to 1.25%.

   The Company has a senior secured credit facility with a bank under which up to $25 million of letters of credit may be issued. Outstanding letters of credit issued under this credit facility are secured by the Company's cash and cash equivalents maintained at such bank. The letter of credit facility expires in March 2003.

 6 1/4% Convertible Subordinated Debentures

   In January 1996, the Company completed the public sale of $80.5 million principal amount of 6 1/4% convertible subordinated debentures. The debentures, which were due February 15, 2006, were convertible into common stock of the Company at a price of $12.25 per share. In September 1999, the Company issued a redemption notice for all outstanding debentures. Holders of $52.5 million principal amount of debentures converted such debentures into
4.2 million shares of common stock during 1999.

   During 1997, an aggregate of $28.0 million principal amount of the debentures was converted into 2.3 million shares of common stock. In connection therewith, the Company paid an aggregate of $3.7 million in cash to induce such conversions. Such amount has been included in other income in the accompanying consolidated statement of operations. In addition, $917,000 of deferred offering costs associated with the debentures converted has been charged against additional paid-in capital in the accompanying consolidated balance sheet.

                           PRIDE INTERNATIONAL, INC.

   Future maturities of long-term debt are as follows:

                                               Amount
                                           --------------
                                           (in thousands)
            2000..........................    $ 53,097
            2001..........................      90,768
            2002..........................      67,628
            2003..........................      64,394
            2004..........................      61,864
            Thereafter....................     613,583
                                              --------
              Total long-term debt........    $951,334
                                              ========

 Zero Coupon Convertible Subordinated Debentures

   In April 1998, the Company completed a public sale of zero coupon convertible subordinated debentures. The net proceeds to the Company in connection with the sale, after deducting underwriting discounts and offering expenses, amounted to approximately $233.1 million. The issue price of $391.06 for each debenture represents a yield to maturity of 4.75% per annum (computed on a semiannual bond equivalent basis) calculated from the issue date. The difference between the issue price and face amount of the debentures are recorded as discounts and amortized to interest expense on a straight-line basis over the term of the debentures. As of December 31, 1999, the aggregate amount payable at maturity would be $511.1 million. The debentures, which mature on April 24, 2018, are convertible into common stock of the Company at a conversion rate of 13.794 shares of common stock per $1,000 principal amount at maturity. The Company will become obligated to purchase the debentures, at the option of the holders, in whole or in part, on April 24, 2003, 2008 and 2013 at a price per debenture of $494.52, $625.35 and $790.79, respectively, settled either in cash, common stock or a combination thereof at the option of the Company. On or subsequent to April 24, 2003, the debentures are redeemable at the option of the Company, in whole or in part, for cash at a price equal to the issue price plus accrued original issue discount to the date of redemption. As of December 31, 1999, the outstanding principal amount of the debentures had a fair value of approximately $187 million.

5. LEASES

   In February 1999, the Company completed the sale and leasebacks of a semisubmersible drilling rig pursuant to which it received $97 million as the sales price. The net book value of the rig has been removed from the balance sheet and the excess of funding over the net book value of the rig has been deferred and is being amortized as a reduction of lease expense over the lease term. The lease is for a maximum term of 13.5 years and the Company has options to purchase the rig at the end of 8.5 years and at the end of the maximum term. Rentals on the rig range from $11.7 to $15.9 million annually.

   The Company has entered into agreements with a financial institution for the sale and leaseback of up to $22.0 million of equipment to be used in the Company's business. The Company has received aggregate proceeds of $15.9 million pursuant to these facilities attributable to two offshore platform rigs placed in service in 1996. The Company has purchase and lease renewal options at projected future fair market values under the agreements. The leases have been classified as operating leases for financial statement purposes. The net book value of the equipment has been removed from the balance sheet and the excess of funding over such net book value has been deferred and is being amortized as a reduction of lease expense over the maximum lease term of five years. Rentals on these transactions total $3.1 million annually.

   Rental expense for operating leases for equipment, vehicles and various facilities of the Company for the years ended December 31, 1999, 1998, and 1997 were $29.2 million, $26.8 million and $19.4 million, respectively.

                           PRIDE INTERNATIONAL, INC.

   In connection with the acquisition of Forasol, the Company assumed capital lease obligations pursuant to a sale and leaseback agreement of three tender-assisted rigs. The obligation is payable in semiannual installments through October 2002, and bears interest at 7.67%. In October 1997, the lease was extended by $11.0 million in respect of the financing of a new derrick set for a tender-assisted rig. The obligation is repayable in semiannual installments through October 2002 and bears interest at 7.00%.

   Future maturities of capital lease obligations are as follows:

                                               Amount
                                           --------------
                                           (in thousands)
            2000..........................    $11,547
            2001..........................     11,547
            2002..........................     11,547
            2003..........................      4,027
            2004..........................      6,351
            Thereafter....................      7,498
                                              -------
                                               52,517
            Less amounts representing
             interest.....................    (10,005)
                                              -------
            Total capital lease
             obligations..................    $42,512
                                              =======

6. FINANCIAL INSTRUMENTS

   Short-term investments include high-quality, short-term instruments classified as available for sale. As of December 31, 1999, investments at fair value included $23.9 million in U.S. corporate debt securities maturing in one year, $7.9 million in U.S. corporate debt securities maturing in two years, $5.0 million in U.S. agency securities maturing in one year and $6.0 million in other debt securities.

   The Company's operations are subject to foreign exchange risk principally related to the Argentine peso, the French franc and the Venezuelan bolivar. The Company attempts to mitigate its exposure to foreign currency exchange risks by matching the local currency component of its contracts to the amount of operating costs transacted in the local currency. Moreover, the Company purchases forward exchange contracts to hedge its French franc and euro denominated expenses. These contracts are accounted for as hedges to the extent they relate to anticipated expenses.

   Realized and unrealized gains or losses on forward exchange contracts which are designated as, and are effective as hedges are deferred and are recognized in results of operations when the hedged expenses are recognized. The cash flows from these transactions are classified consistent with the cash flows for the transaction being hedged.

   Realized and unrealized gains or losses on forward exchange contracts which do not qualify as hedges or are no longer effective as hedges are reported in results of operations as other expense.

   As of December 31, 1999 and 1998, the Company had approximately $48 million and $30 million, respectively, in forward exchange contracts to buy foreign currency to hedge anticipated expenses. The fair market value of all forward exchange contracts based on quoted market prices of comparable instruments was a liability of $4 million at December 31, 1999 and a liability of $2 million as of December 31, 1998. The value of the contracts upon ultimate settlement is dependent upon actual currency exchange rates at the various maturity dates.

   The Company enters into interest rate swap and cap agreements to manage its exposure to interest rate risk. As of December 31, 1999, the Company held interest rate swap agreements covering $438 million, fixing its interest payments on related debt at 7.30%. The weighted average interest rate incurred on the related debt in 1999 excluding the swap agreements was 6.52%. As of December 31, 1999, the Company held interest rate cap agreements covering $11 million, capping its interest rate at 7.00%. The interest incurred on related capital lease

                           PRIDE INTERNATIONAL, INC.

obligations in 1999 was 6.79%. The fair market value of the Company's interest rate swap and cap agreements is determined based upon discounted expected future cash flows using the market interest rate at year end. The estimated fair value of the Company's interest rate swap and cap agreements as of December 31, 1999 was a loss of approximately $1.7 million.

7. RESTRUCTURING CHARGES

   During the first quarter of 1999, the Company implemented a restructuring plan to address the dramatic decline in drilling and workover activity that had occurred since the third quarter of 1998. The restructuring consisted of regional base consolidations, downsizing of administrative staffs and other reductions in personnel and resulted in a pretax charge of $38.5 million for current and future cash expenditures. Charges included the estimated costs of involuntary employee termination benefits, including severance, wage continuation, medical and other benefits, facility closures and other costs in connection with the restructuring plan. The Company has identified approximately $34.7 million of such costs attributable to involuntary employee termination benefits relating to 767 operational employees and 88 management and administrative employees, $900,000 attributable to facility closures and $1.1 million of other costs in connection with the restructuring. As of December 31, 1999, the Company has paid $31.8 million of such costs, has settled approximately $4.9 million of remaining costs that it expects to pay in the first quarter of 2000 and has recovered $1.8 million of the estimated expenses charged in the first quarter.

8. INCOME TAXES

   The components of the provision (benefit) for income taxes were as follows:

                                                     Year Ended December 31,
                                                    ---------------------------
                                                      1999      1998     1997
                                                    --------  --------  -------
                                                         (in thousands)
      United States
        Federal:
          Current.................................. $    236  $(23,888) $27,221
          Deferred.................................  (25,657)   28,322    6,427
                                                    --------  --------  -------
            Total--Federal.........................  (25,421)    4,434   33,648
                                                    --------  --------  -------
        State:
          Current..................................       --        --    1,601
          Deferred.................................       --        --      378
                                                    --------  --------  -------
            Total--State...........................       --        --    1,979
                                                    --------  --------  -------
            Total--United States...................  (25,421)    4,434   35,627
                                                    --------  --------  -------
        Foreign:
          Current..................................    9,758    14,200    9,125
          Deferred.................................   (7,595)    6,092    6,887
                                                    --------  --------  -------
            Total--Foreign.........................    2,163    20,292   16,012
                                                    --------  --------  -------
              Income tax provision (benefit)....... $(23,258) $ 24,726  $51,639
                                                    ========  ========  =======

   The difference between the effective federal income tax rate reflected in the income tax provision (benefit) and the amounts which would be determined by applying the statutory federal tax rate to earnings (loss) before income taxes is summarized as follows:

                                                               Year Ended
                                                              December 31,
                                                            -------------------
                                                            1999    1998   1997
                                                            -----   -----  ----
      U.S. statutory rate.................................. (35.0)%  35.0% 35.0%
      Foreign..............................................   8.9   (14.9) (3.1)
      State and local taxes................................    --      --   1.3
      Other................................................  (3.3)    4.1    --
                                                            -----   -----  ----
        Effective tax rate................................. (29.4)%  24.2% 33.2%
                                                            =====   =====  ====

                           PRIDE INTERNATIONAL, INC.

   The domestic and foreign components of earnings (loss) before income taxes were as follows:

                                                     Year Ended December 31,
                                                   ----------------------------
                                                     1999       1998     1997
                                                   ---------  -------- --------
                                                         (in thousands)
   Domestic....................................... $(101,479) $  3,312 $ 96,560
   Foreign........................................    22,454    98,931   59,074
                                                   ---------  -------- --------
     Earnings (loss) before income taxes.......... $ (79,025) $102,243 $155,634
                                                   =========  ======== ========

   The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets as of December 31, 1999 and 1998 were as follows:

                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
                                                              (in thousands)
   Deferred tax liabilities:
     Depreciation........................................... $111,279  $ 96,833
     Other..................................................    2,522     7,939
                                                             --------  --------
       Total deferred tax liabilities.......................  113,801   104,772
                                                             --------  --------
   Deferred tax assets:
     Net operating loss carryforwards.......................  (53,251)   (7,322)
     Alternative Minimum Tax Credits........................  (13,142)  (13,142)
     Bad debts..............................................       --       (53)
     Other..................................................   (9,610)   (9,188)
                                                             --------  --------
       Total deferred tax assets............................  (76,003)  (29,705)
     Valuation allowance for deferred tax assets............   10,266     6,249
                                                             --------  --------
       Net deferred tax assets..............................  (65,737)  (23,456)
                                                             --------  --------
       Net deferred tax liability........................... $ 48,064  $ 81,316
                                                             ========  ========

   Applicable U.S. income taxes have not been provided on approximately $195.5 million of undistributed earnings of the Company's foreign subsidiaries. The Company considers such earnings to be permanently invested outside the U.S. These earnings could be subject to U.S. income tax if distributed to the Company as dividends or otherwise. The Company anticipates that foreign tax credits would reduce certain portions of the U.S. income tax that would be payable if these earnings were to be repatriated.

   The Company has recognized a valuation allowance as of December 31, 1999 and 1998 for certain foreign net operating loss carryforwards due to uncertainties regarding the Company's ability to realize such tax benefits.

9. NET EARNINGS PER SHARE

   Basic net earnings per share has been computed based on the weighted average number of shares of common stock outstanding during the applicable period. Diluted net earnings per share has been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during

                           PRIDE INTERNATIONAL, INC.

the period, as if the convertible subordinates debentures were converted into common stock on the date of sale, after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the convertible subordinated debentures.

   The following table presents information necessary to calculate basic and diluted net earnings per share:

                                                    Year Ended December 31,
                                                   ---------------------------
                                                     1999     1998      1997
                                                   --------  -------  --------
                                                   (in thousands, except per
                                                        share amounts)
Net earnings (loss) before extraordinary gain....  $(55,767) $77,517  $103,995
Extraordinary gain...............................     3,884       --        --
                                                   --------  -------  --------
Net earnings (loss) after extraordinary gain.....   (51,883)  77,517   103,995
Interest expense on convertible subordinated
 debentures......................................        --   11,337     3,700
Income tax effect................................        --   (4,081)   (1,335)
                                                   --------  -------  --------
  Adjusted net earnings (loss) after
   extraordinary gain............................  $(51,883) $84,773  $106,360
                                                   ========  =======  ========
Weighted average shares outstanding..............    52,526   50,135    43,036
Convertible subordinated debentures..............        --   10,401     4,779
Stock options and warrants.......................        --      315     1,328
                                                   --------  -------  --------
  Adjusted weighted average shares outstanding...    52,526   60,851    49,143
                                                   ========  =======  ========
Net earnings (loss) per share before
 extraordinary gain
  Basic..........................................  $  (1.06) $  1.55  $   2.42
                                                   ========  =======  ========
  Diluted........................................  $  (1.06) $  1.39  $   2.16
                                                   ========  =======  ========
Net earnings (loss) per share after extraordinary
 gain
  Basic..........................................  $   (.99) $  1.55  $   2.42
                                                   ========  =======  ========
  Diluted........................................  $   (.99) $  1.39  $   2.16
                                                   ========  =======  ========

   The effects of assumed conversion of the convertible subordinated debentures and the stock options is excluded in 1999 because the effect is antidilutive.

   The calculation of adjusted weighted average shares outstanding excludes
1.6 million options and warrants outstanding for the year ended December 31, 1998 because their effect was antidilutive. There were no antidilutive options or warrants for the year ended December 31, 1997.

10. EMPLOYEE BENEFITS

   The Company has a 401k defined contribution plan for its employees, which allows eligible employees to contribute up to 15% of their eligible annual compensation. The Company may at its discretion make matching contributions of up to 6.00% of compensation. The Company made matching contributions to the plan for the years ended December 31, 1999, 1998, and 1997 totaling $1.2 million, $1.6 million, and $817,000, respectively.

   The Company has a deferred compensation plan, which provides its officers and key employees with the opportunity to participate in an unfunded deferred compensation program. The plan is non-qualified and compensation deferred is deposited in a grantor trust. Eligible employees may defer up to 100% of compensation, including bonuses and proceeds from the exercise of stock options.

11. SHAREHOLDERS' EQUITY

 Common Stock

   In May 1997, the Company sold 4.4 million shares of common stock to the public, which resulted in net proceeds to the Company of approximately $70.9 million, after deducting underwriting discounts and

                           PRIDE INTERNATIONAL, INC.

estimated offering expenses. In November 1997, the Company sold 2.9 million shares of common stock to the public, which resulted in net proceeds to the Company of approximately $97.5 million after deducting underwriting discounts and estimated offering expenses.

   In June 1999, the Company issued approximately 4.7 million shares of common stock to a private investment firm for $25 million in cash and the delivery of approximately $77 million principal amount at maturity of the Company's Zero Coupon Convertible Subordinated Debentures due 2018 that the investment firm had previously acquired. Those debentures had an accreted value of approximately $31.8 million. In connection with the cancellation of debentures, the Company recognized an extraordinary gain of $3.9 million, net of income taxes. In July 1999, the Company issued an additional 1.0 million shares to the investment firm for $12.5 million in cash. In September 1999, the investment firm invested an additional $12.5 million cash in the common equity of one of the Company's unconsolidated affiliates. The investment firm's $12.5 million investment in the affiliate is exchangeable after three years (or earlier in certain events) at the investment firm's option for an additional approximately 1.0 million shares of the Company's common stock. The Company will have the option to purchase the stock of the affiliate for cash or shares of the Company's common stock once the affiliate stock becomes exchangeable for the Company's common stock.

 Shareholders' Rights Plan

   In September 1998, the Board of Directors of the Company adopted a shareholders' rights plan and declared a dividend of one preferred share purchase right ("Right") for each share of the Company's common stock outstanding on September 30, 1998. Each Right initially entitled its holder to purchase 1/100th of a share of the Company's Series A Junior Participating Preferred Stock for $50.00, subject to adjustment. The Rights generally will not become exercisable until 10 days after a public announcement that a person or group has acquired 15% or more of the Company's common stock (thereby becoming an "Acquiring Person") or the commencement of a tender or exchange offer upon consummation of which such person or group would own 15% or more of the Company's common stock (the earlier of such dates being called the "Distribution Date"). In certain circumstances, the Company's Board of Directors can increase or decrease the 15% threshold generally or as it applies to a specific person or group. Rights will be issued with all shares of the Company's common stock issued from September 30, 1998 to the Distribution Date. Until the Distribution Date, the Rights will be evidenced by the certificates representing the Company's common stock and will be transferrable only with the Company's common stock. If any person or group becomes an Acquiring Person, each Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter entitle its holder to purchase, at the Rights' then current exercise price, shares of the Company's common stock having a market value of two times the exercise price of the Right. If, after a person or group has become an Acquiring Person, the Company is acquired in a merger or other business combination transaction or 50% or more of its assets or earning power are sold, each Right (other than Rights owned by an Acquiring Person which will have become void) will entitle its holder to purchase, at the Rights' then current exercise price, that number of shares of common stock of the person with whom the company has engaged in the foregoing transaction (or its parent) which at the time of such transaction will have a market value of two times the exercise price of the Right. After any person or group has become an Acquiring Person, the Company's Board of Directors may, under certain circumstances, exchange each Right (other than Rights of the Acquiring Person) for shares of the Company's common stock having a value equal to the difference between the market value of the shares of the Company's common stocks receivable upon exercise of the Right and the exercise price of the Right. The Company will generally be entitled to redeem the Rights for $.01 per Right at any time until 10 days after a public announcement that a 15% position has been acquired. The Rights expire on September 9, 2008.

 Stock Option Plans

   The Company has a Long-Term Incentive Plan which provides for the granting or awarding of stock options, restricted stock, stock appreciation rights and stock indemnification rights to officers and other key employees.

                           PRIDE INTERNATIONAL, INC.

The number of shares authorized and reserved for issuance under the Long-Term Incentive Plan is limited to 10% of total issued and outstanding shares, subject to adjustment in the event of certain changes in the Company's corporate structure of capital stock. Stock options may be exercised in whole or in part within six months of termination of employment or one year after retirement, total disability or death of an employee.

   Options granted under the Long-Term Incentive Plan prior to 1998 were vested 25% immediately, 50% after one year, 75% after two years and 100% after three years. Options granted in 1998 were vested 20% after one year, 40% after two years, 60% after three years, 80% after four years and 100% after five years. Options granted in 1999 were vested 20 percent immediately, 40% after six months, 60% after 18 months, 80% after two years and 100% after 30 months.

   In 1993, the shareholders of the Company approved and ratified the 1993 Directors' Stock Option Plan. The purpose of the plan is to afford the Company's directors who are not full-time employees of the Company or any subsidiary of the Company an opportunity to acquire a greater proprietary interest in the Company. A maximum of 400,000 shares of the Company's common stock is to be available for purchase upon the exercise of options granted pursuant to the 1993 Directors' Stock Option Plan. The exercise price of options is the fair market value per share on the date the option is granted. Directors' stock options vest over two years at the rate of 50% per year and expire ten years from date of grant.

   Stock option transactions pursuant to the Long-Term Incentive Plan and the 1993 Directors' Stock Option Plan (the "Plans") for the last three years are summarized as follows:

                            Long-Term Incentive Plan    1993 Directors' Plan
                            -------------------------  -----------------------
                                Price        Shares         Price      Shares
                            -------------- ----------  --------------- -------
Outstanding as of December
 31, 1996..................                 2,822,150                   70,000
  Granted.................. $17.25-$22.75   1,835,200  $19.895-$20.625  32,000
  Exercised................ $2.25-$14.125    (869,479)       --             --
  Forfeited................       --               --        --             --
                                           ----------                  -------
Outstanding as of December
 31, 1997..................                 3,787,871                  102,000
  Granted..................  $8.00-$10.44   2,024,040      $19.44       97,998
  Exercised................  $2.25-$14.00    (404,652)       --             --
  Forfeited................ $14.125-$22.75    (20,000)       --             --
                                           ----------                  -------
Outstanding as of December
 31, 1998..................                 5,387,259                  199,998
  Granted.................. $10.00-$10.50     457,500      $9.4375      28,500
  Exercised................  $5.50-$10.50     (26,125)                      --
  Forfeited................ $5.125-$22.75  (1,104,014)                      --
                                           ----------                  -------
Outstanding as of December
 31, 1999..................                 4,714,620                  228,498
                                           ==========                  =======
Exercisable as of December
 31, 1999..................                 3,060,654                  222,498
                                           ==========                  =======

   The weighted average fair values per share of options granted during the years ended December 31, 1999, 1998 and 1997 were $5.43 and $4.36 and $8.60, respectively. The fair values were estimated using the Black-Scholes option-pricing model with the following significant assumptions:

                                                       1999     1998     1997
                                                      -------  -------  -------
Dividend yield.......................................    0.00%    0.00%    0.00%
Volatility...........................................   52.50%   45.12%   36.93%
Risk free interest rate..............................    5.75%    4.85%    6.37%
Expected term........................................ 5 years  5 years  5 years

                           PRIDE INTERNATIONAL, INC.

   The following table summarizes information on stock options outstanding and exercisable at December 31, 1999 pursuant to the Long-Term Incentive Plan:

                                      Options Outstanding                  Options Exercisable
                         --------------------------------------------- ----------------------------
        Range of           Options   Weighted Average Weighted Average   Options   Weighted Average
    Exercise Prices      Outstanding  Remaining Life   Exercise Price  Exercisable  Exercise Price
    ---------------      ----------- ---------------- ---------------- ----------- ----------------
$2.25-$5.00.............     20,000        3.35            $ 4.75          20,000       $ 4.75
$5.01-$12.00............  3,077,320        7.95            $ 8.86       1,682,229       $ 8.48
$12.01-$22.75...........  1,617,300        7.24            $19.97       1,358,425       $19.44
                          ---------                                     ---------
$2.25-$22.75............  4,714,620        7.69            $12.65       3,060,654       $13.32
                          =========                                     =========

   The following table summarizes information on stock options outstanding and exercisable at December 31, 1999 pursuant to the 1993 Directors' Plan:

                                      Options Outstanding                  Options Exercisable
                         --------------------------------------------- ----------------------------
        Range of           Options   Weighted Average Weighted Average   Options   Weighted Average
    Exercise Prices      Outstanding  Remaining Life   Exercise Price  Exercisable  Exercise Price
    ---------------      ----------- ---------------- ---------------- ----------- ----------------
$4.25-$10.00............    86,500         5.95            $ 7.32         86,500        $ 7.32
$10.01-$20.625..........   141,998         7.73            $19.47        135,998        $19.42
                           -------                                       -------
$4.25-$20.625...........   228,498         7.06            $14.87        222,498        $14.71
                           =======                                       =======

   If the fair value based method of accounting prescribed by SFAS No. 123 had been applied, the Company's net income and earnings per share would approximate the pro forma amounts indicated below. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

                                                      Year Ended December 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     --------  ------- --------
                                                     (in thousands, except per
                                                          share amounts)
Net earnings (loss)................................. $(57,504) $74,654 $100,416
Net earnings (loss) per share
  Basic............................................. $  (1.09) $  1.49 $   2.33
  Diluted........................................... $  (1.09) $  1.35 $   2.09

12. COMMITMENTS AND CONTINGENCIES

   The Company is routinely involved in litigation incidental to its business, which at times involves claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the Company's existing litigation should have any material adverse effect on the Company's financial position, results of operations or cash flows.

                           PRIDE INTERNATIONAL, INC.

13. INVESTMENT IN AMETHYST JOINT VENTURES

   The Company has a 26.4% equity interest in a joint venture that is constructing four dynamically positioned, Amethyst-class semisubmersible drilling rigs. The Company's total investment in the joint venture was $51.0 million at December 31, 1999 and $46.3 million at December 31, 1998. This investment includes an excess of $3.7 million at December 31, 1999 over its equity in and advances to the joint venture, which represents capitalized interest on the investment. This excess will be allocated to the four completed rigs and amortized on a straight-line basis over estimated useful lives of 25 years starting at the completion of each rig. The Company's share of the joint venture's net income is not significant for any of the years reported.

   Two of the rigs, the Amethyst 6 and the Amethyst 7, are being constructed in South Korea and are expected to be delivered by the shipyard in June 2000. The other two rigs, the Amethyst 4 and Amethyst 5, are under construction in the U.S.; however, in early January 2000, the shipyard notified the joint venture that construction of the rigs was being suspended because of alleged delays in receiving detailed engineering work and the joint venture's previous rejection of the shipyard's requests for extensions of the construction contract delivery dates. The joint venture is actively pursuing a legal remedy for the shipyard's actions, which are believed to be in violation of the contract. No prediction can be made as to whether the Amethyst 4 and the Amethyst 5 will be completed or, if completed, when they will be delivered. If the joint venture is unable to complete construction of the rigs, the Company's ability to realize its equity investment in the joint venture could be impaired. The joint venture was formed to build, own and operate its four rigs under charter and service contracts with Petrobras having initial terms of six to eight years. Petrobras has threatened to cancel those contracts for late delivery of the rigs, and the joint venture has obtained a preliminary injunction in a Brazilian court against that cancellation. Furthermore, based on Petrobras' announced deepwater drilling program and related rig requirements, the Company believes that Petrobras likely will employ all of the joint venture's rigs upon completion; however, there can be no assurance that any of the four rigs will be chartered to Petrobras or to any other customer.

   If Petrobras were to successfully cancel the charters for the rigs, such cancellation would constitute an event of default under the joint venture company's financing arrangements that are providing substantially all of the financing for construction of the rigs. The Company has provided the lenders financing construction of the Amethyst 6 and Amethyst 7 with certain commitments and guarantees, the principal one being a guarantee for repayment of up to $32.4 million of loans aggregating up to $340 million. In November 1999, the joint venture issued $53 million of senior secured notes, which are partially secured by a Company guarantee of up to $30 million. The $32.4 million Company guarantee of borrowings under the credit facilities is separate from, and in addition to, the Company's guarantee of up to $30 million of the venture's senior secured notes. The Company's other commitments and guarantees to the lenders under the credit facilities for the Amethyst 6 and Amethyst 7 include (a) a guarantee of the cost overruns of up to an aggregate of $6 million; (b) a guarantee of the cost of the two rigs in excess of related refund guarantees supporting their construction contracts and (c) guarantees relating to the performance of its subsidiaries and affiliates under their management agreements relating to the rigs.

   If Petrobras accepts delivery of the joint venture's rigs under the existing charters, it will be entitled to impose late delivery penalties which, in the case of the Amethyst 6 and Amethyst 7, could be as much as $17.2 million based on the dates those rigs are currently expected to commence operations under their respective Petrobras charters. In connection with the credit facilities for the Amethyst 4 and Amethyst 5, the Company has guaranteed payment of up to $20.5 million of late delivery penalties that are accruing and may be payable under the charters relating to those two rigs. If the Amethyst 4 and Amethyst 5 are completed and delivered to Petrobras under their existing charters, the maximum late delivery penalties Petrobras would be entitled to impose for those rigs would be $56.6 million. The Company has no direct or indirect obligation to pay more than $20.5 million of late delivery penalties for any of the Amethyst rigs but may be called upon to advance its share if the venture

                           PRIDE INTERNATIONAL, INC.

does not have or is unable to obtain funds to pay those penalties or if Petrobras refuses to allow such penalties to be paid or charged against charter payments over the terms of the charters (as it has done in the past with offshore drilling rigs it has chartered from other firms).

14. SUBSEQUENT EVENT

   In March 2000, the Company announced that it had entered into a letter of intent to acquire Servicios Especiales San Antonio S.A. for consideration of $95 million, consisting of $52 million cash, a note payable to the seller for $26 million and the assumption of net indebtedness of approximately $17 million. The purchase price may be increased by an additional $12 million upon the achievement of certain future performance objectives. Completion of the transaction is subject to normal conditions, including completion of satisfactory due diligence, regulatory approval and negotiation of a definitive purchase agreement. To finance the acquisition, the Company has agreed to sell 4.5 million shares of common stock to a private investment firm for $72 million cash.

15. SUPPLEMENTAL FINANCIAL INFORMATION

 Other Current Assets

   Other current assets as of December 31, 1999 and 1998 consisted of the following:

                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
                                                                (in thousands)
      Income tax receivable.................................... $ 6,700 $20,748
      Insurance receivable.....................................  16,386      --
      Receivable from affiliate................................   3,636   6,522
      Other receivables........................................   2,762   1,543
      Deferred mobilization costs..............................   8,695     821
      Deferred financing costs.................................  11,996   9,064
      Prepaid expenses.........................................  15,912   9,761
      Deposits.................................................  11,293   3,611
                                                                ------- -------
        Total other current assets............................. $77,380 $52,070
                                                                ======= =======

 Other Assets

   Other assets as of December 31, 1999 and 1998 consisted of the following:

                                                                December 31,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
                                                               (in thousands)
      Goodwill................................................ $ 4,317  $ 4,317
      Prepaid expense.........................................     516      798
      Deferred financing costs................................  16,265   18,088
      Deferred mobilization costs.............................  10,940    3,349
      Employee savings plan...................................  15,654    7,646
      Other...................................................      --   14,717
      Accumulated amortization................................  (1,197)    (899)
                                                               -------  -------
        Total other assets.................................... $46,495  $48,016
                                                               =======  =======

   Amortization expense amounted to $298,000, $205,000 and $198,000 for the years ended December 31, 1999, 1998 and 1997.

                           PRIDE INTERNATIONAL, INC.

 Accrued Expenses

   Accrued expenses as of December 31, 1999 and 1998 consisted of the following:

                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
                                                                (in thousands)
      Insurance................................................ $ 2,754 $ 1,111
      Payroll..................................................  12,746  15,087
      Taxes, other than income.................................  13,277  10,347
      Foreign social benefits and vacation.....................  21,659  29,069
      Interest.................................................   8,574   6,705
      Deferred mobilization revenue............................   8,695   2,277
      Restructuring charges....................................   3,829      --
      Other....................................................  25,059  20,524
                                                                ------- -------
        Total accrued expenses................................. $96,593 $85,120
                                                                ======= =======

 Other Long-Term Liabilities

   Other long-term liabilities as of December 31, 1999 and 1998 consisted of the following:

                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
                                                                (in thousands)
      Foreign social benefits.................................. $22,312 $21,743
      Insurance................................................      --      43
      Deferred compensation....................................  14,621   7,646
      Deferred mobilization revenue............................  14,230  19,555
                                                                ------- -------
        Total other long-term liabilities...................... $51,163 $48,987
                                                                ======= =======

 Operating Expenses

   Operating expenses for the years ended December 31, 1999 and 1997 include gains on insurance recoveries from damaged or destroyed rigs of $7.4 million and $1.8 million, respectively. There were no such insurance recoveries during the year ended December 31, 1998.

 Other Income

   Other income for the year ended December 31, 1997 included a gain of $83.6 million as a result of the sale of substantially all of the Company's assets used in its U.S. land-based well servicing operations.

   Foreign exchange transaction gains (losses) included in other income were ($1.7 million), $395,000 and $3.7 million for the years ended December 31, 1999, 1998 and 1997, respectively.

 Cash Flow Information

   Supplemental cash flow and non-cash transactions are as follows:

                                                     Year Ended December 31,
                                                     --------------------------
                                                      1999      1998     1997
                                                     -------  --------  -------
                                                          (in thousands)
      Cash paid (received) during the year for:
        Interest, net of amounts capitalized........ $60,992  $ 45,776  $32,810
        Income taxes--U.S...........................  (2,676)  (10,042)  34,117
        Income taxes--foreign.......................   6,504     8,616    8,433
      Capital expenditures in accounts payable......  28,177    51,876   11,845

                           PRIDE INTERNATIONAL, INC.

16. FINANCIAL DATA OF DOMESTIC AND INTERNATIONAL OPERATIONS

   The following table sets forth certain consolidated information with respect to the Company and its subsidiaries by operating segment:

                          United States        International
                         ----------------  -----------------------
                          Land   Offshore    Land      Offshore      Total
                         ------- --------  --------  ------------- ----------
                                           (in thousands)
          1999
          ----
Revenues................ $    -- $ 85,709  $263,050   $  270,626   $  619,385
Earnings from
 operations.............      --  (49,624)  (14,972)      30,882      (33,714)
Total assets............      --  445,783   563,325    1,379,569    2,388,677
Capital expenditures,
 including
 acquisitions...........      --   58,372    61,213      258,890      378,475
Depreciation and
 amortization...........      --   26,097    44,214       25,412       95,723
          1998
          ----
Revenues................ $    -- $160,829  $401,899   $  272,835   $  835,563
Earnings from
 operations.............      --   40,446    18,014       82,503      140,963
Total assets............      --  409,198   588,273    1,180,036    2,177,507
Capital expenditures,
 including
 acquisitions...........      --  122,281   140,888      394,757      657,926
Depreciation and
 amortization...........      --   20,233    34,895       24,803       79,931
          1997
          ----
Revenues................ $16,485 $135,281  $385,590   $  162,432   $  699,788
Earnings from
 operations.............     519   40,965    42,500       24,401      108,385
Total assets............   1,503  395,598   519,327      625,073    1,541,501
Capital expenditures,
 including
 acquisitions...........   8,465  330,252   132,729      418,538      889,984
Depreciation and
 amortization...........     818   13,076    33,801       10,966       58,661

   The following table sets forth certain information with respect to the Company and its subsidiaries by geographic area:

                                  United    South        Other
                                  States   America   International   Total
                                 --------  --------  ------------- ----------
                                               (in thousands)
              1999
              ----
Revenues........................ $ 85,649  $402,858   $  130,878   $  619,385
Earnings from operations........  (49,624)    8,030        7,880      (33,714)
Long-term assets................  367,248   599,412    1,024,527    1,991,187
Capital expenditures, including
 acquisitions...................   58,372    61,213      258,890      378,475
Depreciation and amortization...   26,097    47,711       21,915       95,723
              1998
              ----
Revenues........................ $160,829  $455,837   $  218,897   $  835,563
Earnings from operations........   40,446    30,993       69,524      140,963
Long-term assets................  392,675   596,411      833,299    1,822,385
Capital expenditures, including
 acquisitions...................  122,281   147,788      387,857      657,926
Depreciation and amortization...   20,233    38,149       21,549       79,931
              1997
              ----
Revenues........................ $151,766  $451,693   $   96,329   $  699,788
Earnings from operations........   41,484    53,302       13,599      108,385
Long-term assets................  359,198   374,371      473,722    1,207,291
Capital expenditures, including
 acquisitions...................  338,717   119,932      431,335      889,984
Depreciation and amortization...   13,894    34,478       10,289       58,661

                           PRIDE INTERNATIONAL, INC.

   For the years ended December 31, 1999, 1998 and 1997, revenues from Argentina were $131.8 million, $196.3 million and $238.6 million, respectively. As of December 31, 1999, 1998 and 1997, total assets in Argentina were $244.1 million, $249.8 million and $242.4 million, respectively.

Significant Customers

   One customer accounted for approximately 13% of consolidated revenues for the year ended December 31, 1999, two customers accounted for approximately 14% and 11%, respectively, of consolidated revenues for the year ended December 31, 1998 and one customer accounted for approximately 16% of consolidated revenues for the year ended December 31, 1997.

17. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

   Summarized quarterly financial data for the years ended December 31, 1999 and 1998 were as follows:

                                         First     Second    Third     Fourth
                                        Quarter   Quarter   Quarter   Quarter
                                        --------  --------  --------  --------
                                          (in thousands, except per share
                                                     amounts)
                 1999
                 ----
  Revenues............................. $153,819  $168,083  $142,128  $155,355
  Earnings (loss) from operations......  (44,095)    4,184     3,035     3,162
  Net (loss) before extraordinary
   gain................................  (39,457)   (6,855)   (6,340)   (3,115)
  Net (loss) after extraordinary gain..  (39,457)   (2,971)   (6,340)   (3,115)
  Net (loss) per share before
   extraordinary gain
    Basic..............................     (.78)     (.13)     (.11)     (.05)
    Diluted............................     (.78)     (.13)     (.11)     (.05)
  Net (loss) per share after
   extraordinary gain
    Basic..............................     (.78)     (.06)     (.11)     (.05)
    Diluted............................     (.78)     (.06)     (.11)     (.05)
  Weighted average common shares and
   equivalents outstanding
    Basic..............................   50,043    51,098    56,194    60,110
    Diluted............................   50,043    51,098    56,194    60,110
                 1998
                 ----
  Revenues............................. $213,686  $219,186  $209,964  $192,727
  Earnings from operations.............   37,521    42,765    38,582    22,095
  Net earnings.........................   21,434    24,516    20,808    10,759
  Net earnings per share
    Basic..............................      .43       .49       .42       .21
    Diluted............................      .40       .43       .37       .21
  Weighted average common shares and
   equivalents outstanding
    Basic..............................   50,058    50,087    50,101    50,291
    Diluted............................   55,312    61,351    63,008    63,732

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   There have been no changes in or disagreements with the Company's independent accountants regarding accounting and financial disclosure matters.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this item is incorporated by reference to the Company's definitive proxy statement, which is to be filed with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") within 120 days of the end of the Company's fiscal year on December 31, 1999.

   Information with respect to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I of this annual report.

Item 11. Executive Compensation

   The information required by this item is incorporated by reference to the Company's definitive proxy statement, which is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year on December 31, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is incorporated by reference to the Company's definitive proxy statement, which is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year on December 31, 1999.

Item 13. Certain Relationships and Related Transactions

   The information required by this item is incorporated by reference to the Company's definitive proxy statement, which is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year on December 31, 1999.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) The following documents are included as part of this report:

     (1) Financial Statements:

                                                                            Page
                                                                            ----
      Report of Independent Accountants....................................  23
      Consolidated Balance Sheet--
       December 31, 1999 and 1998..........................................  24
      Consolidated Statement of Operations--
       Years ended December 31, 1999, 1998, and 1997.......................  25
      Consolidated Statement of Shareholders' Equity--
       Years ended December 31, 1999, 1998, and 1997.......................  26
      Consolidated Statement of Cash Flows--
       Years ended December 31, 1999, 1998 and 1997........................  27
      Notes to Consolidated Financial Statements...........................  28

     (2) Consolidated Financial Statement Schedules:

       All financial statement schedules have been omitted because they are not applicable or not required, or the information required thereby is included in the consolidated financial statements or the notes thereto included in this annual report.

     (3) Exhibits:

 Exhibit
   No.                                 Description
 -------                               -----------
    3.1  --Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K
          for the year ended December 31, 1996, File Nos. 0-16961 and 1-13289).
    3.2  --Amendment to Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K
          for the year ended December 31, 1996, File Nos. 0-16961 and 1-13289).
    3.3  --Amendment to Restated Articles of Incorporation (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K
          for the year ended December 31, 1996, File Nos. 0-16961 and 1-13289).
    3.4  --Amendment to Restated Articles of Incorporation (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on
          Form S-8 dated September 8, 1997, Registration No. 333-35089).
    3.5  --Amendment to Restated Articles of Incorporation of the Company
          (incorporated by reference to Exhibit 3.5 to the Company's Quarterly
          Report on Form 10-Q for the quarterly period ended September 30,
          1998, File No. 1-13289).
    3.6  --Bylaws of the Company, as amended (incorporated by reference to
          Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the
          quarterly period ended June 30, 1999, File No. 1-13289).
    4.1  --Form of Common Stock Certificate (incorporated by reference to
          Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-13289).
    4.2  --Rights Agreement dated as of September 9, 1998 between the Company and American Stock Transfer & Trust Company, as Rights Agent
          (incorporated by reference to Exhibit 1 to the Company's Current
          Report on Form 8-K dated September 10, 1998, File No. 1-13289).
    4.3  --Indenture, dated as of May 1, 1997, by and between the Company and
          The Chase Manhattan Bank, as trustee (incorporated by reference to
          Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the
          quarter ended March 31, 1997, File Nos. 0-16961 and 1-13289).
    4.4  --First Supplemental Indenture, dated as of May 1, 1997, by and between the Company and The Chase Manhattan Bank, as trustee, relating to $325,000,000 principal amount of 9 3/8% Senior Notes due
          2007 (incorporated by reference to Exhibit 4.2 to the Company's
          Quarterly Report on Form 10-Q for the quarter ended March 31, 1997,
          File Nos. 0-16961 and 1-13289).
    4.5  --Indenture, dated as of April 1, 1998, between the Company and Marine
          Midland Bank, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, File No. 1-13289).
    4.6  --First Supplemental Indenture, dated as of April 24, 1998, between the Company and Marine Midland Bank, as Trustee, relating to Zero
          Coupon Convertible Subordinated Debentures Due 2018 (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form
          10-Q for the quarterly period ended March 31, 1998, File No. 1-
          13289).

     The Company is a party to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.
     Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, the
     Company agrees to furnish a copy of such instruments to the Commission upon request.

  +10.1 --Form of Indemnity Agreement between the Company and certain executive officers and directors (incorporated by reference to Exhibit 10(g) to the Company's Registration Statement on Form S-1 dated January 29, 1990, Registration No. 33-33233).

 Exhibit
   No.                                 Description
 -------                               -----------
 +10.2   --Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4A to the Company's Registration Statement on
          Form S-8 dated February 6, 1989, Registration No. 33-26854).
 +10.3   --First Amendment to Pride International, Inc. Long-Term Incentive
          Plan (incorporated by reference to Exhibit 4.7 to the Company's
          Registration Statement on Form S-8 dated September 8, 1997,
          Registration No. 333-35089).
 +10.4   --Second Amendment to Pride International, Inc. Long-Term Incentive
          Plan (incorporated by reference to Exhibit 4.8 to the Company's
          Registration Statement on Form S-8 dated September 8, 1997,
          Registration No. 333-35089).
 +10.5   --Third Amendment to Pride International, Inc. Long-Term Incentive
          Plan (incorporated by reference to Exhibit 10.5 to the Company's
          Annual Report on Form 10-K for the year ended December 31, 1997, File
          No. 1-13289).
 +10.6   --Pride Petroleum Services, Inc. Salary Deferral Plan (incorporated by reference to Exhibit 10(i) to the Company's Registration Statement on
          Form S-1 dated January 29, 1990, Registration No. 33-33233).
 +10.7   --Summary of Pride Petroleum Services, Inc. Group Life Insurance and
          Accidental Death and Dismemberment Insurance (incorporated by reference to Exhibit 10(j) to the Company's Registration Statement on
          Form S-1 dated January 29, 1990, Registration No. 33-33233).
 +10.8   --Pride International, Inc. 1993 Directors' Stock Option Plan
          (incorporated by reference to Exhibit 10(j) to the Company's Annual
          Report on Form 10-K for the year ended December 31, 1992, File Nos.
          0-16961 and 1-13289).
 +10.9   --First Amendment to Pride International, Inc. 1993 Directors' Stock
          Option Plan (incorporated by reference to Exhibit 4.7 to the
          Company's Registration Statement on Form S-8 dated September 8, 1997,
          Registration No. 333-35093).
 +10.10  --Second Amendment to Pride International, Inc. 1993 Directors' Stock
          Option Plan (incorporated by reference to Exhibit 10.10 to the
          Company's Annual Report on Form 10-K for the year ended December 31,
          1997, File No. 1-13289).
 +10.11  --Third Amendment to Pride International, Inc. 1993 Directors' Stock
          Option Plan (incorporated by reference to Exhibit 10.11 of the
          Company's Annual Report on Form 10-K for the year ended December 31,
          1998, File No. 1-13289).
 +10.12  --Pride Petroleum Services, Inc. 401(k) Restoration Plan (incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form
          10-K for the year ended December 31, 1993, File
          Nos. 0-16961 and 1-13289).
 +10.13  --Pride Petroleum Services, Inc. Employee Stock Purchase Plan
          (incorporated by reference to Exhibit 4.4 to the Company's
          Registration Statement on Form S-8 filed June 26, 1996, Registration
          No. 333-06825).
 +10.14  --First Amendment to Pride International, Inc. Employee Stock Purchase
          Plan (incorporated by reference to Exhibit 10.14 to the Company's
          Annual Report on Form 10-K for the year ended December 31, 1997, File
          No. 1-13289).
 +10.15  --Pride International, Inc. Supplemental Executive Retirement Plan
          (incorporated by reference to Exhibit 10.15 to the Company's Annual
          Report on Form 10-K for the year ended December 31, 1997, File No. 1-
          13289).
 +10.16  --First Amendment to Pride International, Inc. Supplemental Executive
          Retirement Plan (incorporated by reference to Exhibit 10.16 to the
          Company's Annual Report on Form 10-K for the year ended December 31,
          1997, File No. 1-13289).
 +10.17  --Second Amendment to Pride International, Inc. Supplemental Executive
          Retirement Plan (incorporated by reference to Exhibit 10.17 to the
          Company's Annual Report on Form 10-K for the year ended December 31,
          1997, File No. 1-13289).
 +10.18  --Pride International, Inc. 1998 Long-Term Incentive Plan
          (incorporated by reference to Appendix A to the Company's Proxy
          Statement on Schedule 14A for the 1998 Annual Meeting of Shareholders
          of the Company, File No. 1-13289).

 Exhibit
   No.                                 Description
 -------                               -----------
 +10.19  --Employment/Non-Competition/Confidentiality Agreement dated February
          5, 1999 between the Company and Paul A. Bragg (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-
          K for the year ended December 31, 1998, File No. 1-13289).
 +10.20  --Employment/Non-Competition/Confidentiality Agreement dated February
          5, 1999 between the Company and James W. Allen (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-
          K for the year ended December 31, 1998, File No. 1-13289).
 +10.21  --Employment/Non-Competition/Confidentiality Agreement dated February
          5, 1999 between the Company and John C.G. O'Leary (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-
          K for the year ended December 31, 1998, File No. 1-13289).
 +10.22  --Employment/Non-Competition/Confidentiality Agreement dated February
          5, 1999 between the Company and Robert W. Randall (incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-
          K for the year ended December 31, 1998, File No. 1-13289).
 +10.23  --Employment/Non-Competition/Confidentiality Agreement dated February
          5, 1999 between the Company and Earl W. McNiel (incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-
          K for the year ended December 31, 1998, File No. 1-13289).
 10.24   --Securities Purchase Agreement, dated as of May 5, 1999 (the
          "Purchase Agreement"), between Pride International, Inc. (the
          "Company") and First Reserve Fund VIII, Limited Partnership ("First
          Reserve") (incorporated by reference to Exhibit 10.2 of the Company's
          Quarterly Report on
          Form 10-Q for the quarterly period ended March 31, 1999, File No. 1-
          13289).
 10.25   --Letter Agreement dated June 4, 1999 between the Company and First
          Reserve, amending the Purchase Agreement (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for
          the quarterly period ended June 30, 1999, File No. 1-13289).
 10.26   --Letter Agreement dated June 18, 1999 between the Company and First
          Reserve, amending the Purchase Agreement (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for
          the quarterly period ended June 30, 1999, File No. 1-13289).
 10.27   --Letter Agreement dated June 21, 1999 between the Company and First
          Reserve, amending the Purchase Agreement (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for
          the quarterly period ended June 30, 1999, File No. 1-13289).
 10.28   --Letter Agreement dated July 14, 1999 between the Company and First
          Reserve, amending the Purchase Agreement (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for
          the quarterly period ended June 30, 1999, File No. 1-13289).
 10.29   --Put and Exchange Agreement, dated as of September 14, 1999, between
          Pride International, Inc. (the "Company") and First Reserve Fund
          VIII, L.P. (incorporated by reference to Exhibit 10.1 of the
          Company's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1999, File
          No. 1-13289).
 10.30   --Shareholders Agreement, dated as of June 21, 1999 (the "Shareholders
          Agreement"), between the Company and First Reserve (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form
          10-Q for the quarterly period ended June 30, 1999, File No. 1-13289).
 10.31   --Letter Agreement dated June 21, 1999 between the Company and First
          Reserve, amending the Shareholders Agreement (incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form
          10-Q for the quarterly period ended June 30, 1999, File No. 1-13289).
 10.32   --First Amendment to Shareholders Agreement, dated as of September 14,
          1999, between the Company and First Reserve Fund VIII, L.P.
          (incorporated by reference to Exhibit 10.2 of the Company's Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1999, File
          No. 1-13289).
 10.33   --Separation Agreement, dated as of March 10, 1999, between the
          Company and Ray A. Tolson (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, File No. 1-13289).

 Exhibit
   No.                  Description
 -------                -----------
 *21               --Subsidiaries of the Company.
 *23     --Consent of PricewaterhouseCoopers LLP.
 *27                   --Financial Data Schedule.

--------
*Filed herewith.
+Compensatory plan or arrangement.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 30, 2000.

                                          PRIDE INTERNATIONAL, INC.

                                                   /s/ PAUL A. BRAGG
                                          By: _________________________________
                                                       Paul A. Bragg
                                               President and Chief Executive
                                                          Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2000.

                   Signature                                 Title
                   ---------                                 -----

            /s/ James B. Clement                Chairman of the Board and
 _____________________________________________   Director
                James B. Clement

             /s/ Paul A. Bragg                  President, Chief Executive
 _____________________________________________   Officer and Director
                 Paul A. Bragg                   (Principal Executive Officer)

               /s/ Earl W. McNiel               Vice President and Chief
 _____________________________________________   Financial Officer
                 Earl W. McNiel                  (Principal Financial Officer)

            /s/ Terry L. Vandal                 Controller
 _____________________________________________   (Principal Accounting Officer)
                Terry L. Vandal

       /s/ Christian J. Boon Falleur            Director
 _____________________________________________
           Christian J. Boon Falleur

              /s/ Remi Dorval                   Director
 _____________________________________________
                  Remi Dorval

          /s/ Jorge E. Estrada M.               Director
 _____________________________________________
              Jorge E. Estrada M.

          /s/ William E. Macaulay               Director
 _____________________________________________
              William E. Macaulay

            /s/ Ralph D. McBride                Director
 _____________________________________________
                Ralph D. McBride

             /s/ James T. Sneed                 Director
  ____________________________________________
                 James T. Sneed