Form 10-Q
period 2000-03-31
PRIDE INTERNATIONAL INC
filed 2000-05-15
CIK 833081

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

                                              Outstanding as of May 10, 2000
      Common Stock, no par value                        65,173,546

================================================================================

                           PRIDE INTERNATIONAL, INC.

                                     INDEX


                                                            PAGE NO.
                                                            --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Consolidated Balance Sheet as of March 31, 2000
      and December 31, 1999                                     2
     Consolidated Statement of Operations for the three
      months ended March 31, 2000 and 1999                      3
     Consolidated Statement of Cash Flows for the three
      months ended March 31, 2000 and 1999                      4
     Notes to Unaudited Consolidated Financial Statements       5
     Report of Independent Accountants                          9

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                10

  Item 3.  Quantitative and Qualitative Disclosures about
            Market Risk                                        15

PART II.  OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds           16

  Item 6.  Exhibits and Reports on Form 8-K                    16

  Signatures                                                   17

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           PRIDE INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET
                     (In thousands, except share amounts)

                                                                  March 31,     December 31,
                                                                    2000            1999
                                                                 ----------      ----------
                                                                 (Unaudited)
                            ASSETS
CURRENT ASSETS
 Cash and cash equivalents....................................   $  150,192      $  111,627
 Short-term investments.......................................       72,931          42,877
 Trade receivables, net.......................................      126,086         129,311
 Parts and supplies...........................................       38,880          36,295
 Other current assets.........................................       64,355          77,380
                                                                 ----------      ----------
  Total current assets........................................      452,444         397,490
                                                                 ----------      ----------

PROPERTY AND EQUIPMENT, net...................................    1,919,179       1,893,680
                                                                 ----------      ----------

OTHER ASSETS
 Investments in affiliates....................................       52,012          51,012
 Other assets, net............................................       47,943          46,495
                                                                 ----------      ----------
  Total other assets..........................................       99,955          97,507
                                                                 ----------      ----------
                                                                 $2,471,578      $2,388,677
                                                                 ==========      ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable.............................................   $   90,871      $  106,391
 Accrued expenses.............................................      102,105          96,593
 Short-term borrowings........................................        8,237             402
 Current portion of long-term debt............................       53,920          53,097
 Current portion of long-term lease obligations...............        8,314           8,336
                                                                 ----------      ----------
  Total current liabilities...................................      263,447         264,819
                                                                 ----------      ----------

OTHER LONG-TERM LIABILITIES...................................       59,273          51,163
LONG-TERM DEBT, net of current portion........................      907,014         898,237
LONG-TERM LEASE OBLIGATIONS, net of current portion...........       33,682          34,176
ZERO COUPON CONVERTIBLE SUBORDINATED DEBENTURES...............      219,403         216,473
DEFERRED INCOME TAXES.........................................       43,647          48,064
MINORITY INTEREST.............................................       53,925          50,476
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
 Common stock, no par value; 100,000,000 shares authorized;
  65,061,636 and 60,470,552 shares issued and 65,007,416
  and 60,416,332 shares outstanding, respectively.............            1               1
 Paid-in capital..............................................      710,235         637,424
 Treasury stock, at cost......................................         (191)           (191)
 Retained earnings............................................      181,142         188,035
                                                                 ----------      ----------
  Total shareholders' equity..................................      891,187         825,269
                                                                 ----------      ----------
                                                                 $2,471,578      $2,388,677
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

                           PRIDE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                              --------------------
                                                                2000       1999
                                                              --------  ----------
REVENUE...................................................    $170,083    $153,819
OPERATING COSTS...........................................     114,505     114,112
RESTRUCTURING CHARGES.....................................           -      12,817
                                                              --------    --------
 Gross margin.............................................      55,578      26,890
DEPRECIATION AND AMORTIZATION.............................      27,948      23,392
SELLING, GENERAL AND ADMINISTRATIVE.......................      16,309      21,893
RESTRUCTURING CHARGES.....................................           -      25,700
                                                              --------    --------
EARNINGS (LOSS) FROM OPERATIONS...........................      11,321     (44,095)
                                                              --------    --------
OTHER INCOME (EXPENSE)
 Other income (expense), net..............................      (1,403)        563
 Interest income..........................................       2,147       1,244
 Interest expense.........................................     (19,005)    (12,559)
                                                              --------    --------
  Total other income (expense), net.......................     (18,261)    (10,752)
                                                              --------    --------
EARNINGS (LOSS) BEFORE INCOME TAXES & MINORITY INTEREST...      (6,940)    (54,847)

INCOME TAX PROVISION (BENEFIT)............................      (3,107)    (15,377)

MINORITY INTEREST.........................................       3,060         (13)
                                                              --------    --------
NET EARNINGS (LOSS).......................................    $ (6,893)   $(39,457)
                                                              ========    ========
NET EARNINGS (LOSS) PER SHARE:
  Basic...................................................       $(.11)      $(.78)
  Diluted.................................................       $(.11)      $(.78)
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic...................................................      60,500      50,403
  Diluted.................................................      60,500      50,403

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                              Three Months Ended
                                                                                    March 31,
                                                                              ---------------------
                                                                                 2000        1999
                                                                               --------    --------
OPERATING ACTIVITIES
  Net earnings (loss)......................................................    $ (6,893)   $(39,457)
  Adjustments to reconcile net earnings (loss) to net
     cash provided by (used in) operating activities -
     Depreciation and amortization.........................................      27,948      23,392
     Discount amortization on zero coupon convertible subordinated
       debentures..........................................................       2,930       2,796
     Gain on sale of assets................................................      (1,183)       (206)
     Deferred tax provision (benefit)......................................      (4,417)    (13,320)
     Minority interest.....................................................       3,060         (13)
     Changes in assets and liabilities, net of effects of acquisitions -
       Trade receivables...................................................       3,225      26,024
       Parts and supplies..................................................      (2,585)        137
       Other current assets................................................      13,025       4,967
       Other assets........................................................      (1,531)      4,966
       Accounts payable....................................................     (30,307)    (53,576)
       Accrued expenses....................................................       5,901      25,193
       Other liabilities...................................................       8,110       1,293
                                                                               --------    --------
          Net cash used in (provided by) operating activities..............      17,283     (17,804)
                                                                               --------    --------

INVESTING ACTIVITIES
  Purchases of property and equipment......................................     (39,266)    (55,747)
  Proceeds from sales of property and equipment............................       1,872      97,395
  Investments in affiliates................................................      (1,000)     (1,278)
  Purchases of short-term investments......................................     (30,054)          -
                                                                               --------    --------
          Net cash provided by (used in) investing activities..............     (68,448)     40,370
                                                                               --------    --------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock...................................      72,000           -
  Proceeds from exercise of stock options..................................         811         261
  Proceeds from debt borrowings............................................      22,581      48,047
  Reduction of debt........................................................      (5,662)    (16,268)
  Proceeds from minority interest owners...................................           -          82
                                                                               --------    --------
          Net cash provided by financing activities........................      89,730      32,122
                                                                               --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS..................................      38,565      54,688
CASH AND CASH EQUIVALENTS, beginning of period.............................     111,627      86,540
                                                                               --------    --------

CASH AND CASH EQUIVALENTS, end of period...................................    $150,192    $141,228
                                                                               ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Capital expenditures in accounts payable.................................    $ 14,787    $ 16,617

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

     The unaudited consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Pride International, Inc. (the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

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

2.  Debt

 Long-Term Debt

     Long-term debt as of March 31, 2000 and December 31, 1999 consisted of the following:


                                                     March 31,    December 31,
                                                       2000           1999
                                                      --------    ------------
                                                          (in thousands)
     9 3/8% Senior Notes due 2007.................    $325,000       $325,000
     10% Senior Notes due 2009....................     200,000        200,000
     Drillship loans..............................     370,646        356,491
     Limited-recourse collateralized term loans...      25,502         26,699
     Senior convertible note payable..............      21,250         21,250
     Collateralized term loans....................      16,488         18,771
     Other notes payable..........................       2,048          3,123
                                                      --------       --------
                                                       960,934        951,334
     Current portion of long-term debt............      53,920         53,097
                                                      --------       --------
     Long-term debt, net of current portion.......    $907,014       $898,237
                                                      ========       ========

     In connection with the construction of two new ultra-deepwater drillships, the Pride Africa and the Pride Angola, the Company and the two joint venture companies in which the Company has a 51% interest entered into financing arrangements with a group of banks that provided $400 million of the drillships' total cost of $470 million. The loans with respect to the Pride Africa are non-recourse to the joint venture participants, and the loans with respect to the Pride Angola will become non-recourse upon commencement of operations of the drillship, which is expected to occur in May 2000. As of March 31, 2000, $176.0 million was outstanding under the non-recourse loans for the Pride Africa and $194.6 million was outstanding under the loans for the Pride Angola.

                           PRIDE INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.  Restructuring Charges

     During the first quarter of 1999, the Company implemented a restructuring plan to address the dramatic decline in drilling and workover activity that had occurred since the third quarter of 1998. The restructuring consisted of regional base consolidations, downsizing of administrative staffs and other reductions in personnel and resulted in a pretax charge of $38.5 million for current and future cash expenditures. Charges included the estimated costs of involuntary employee termination benefits, including severance, wage continuation, medical and other benefits, facility closures and other costs in connection with the restructuring plan. The Company identified approximately $34.7 million of such costs attributable to involuntary employee termination benefits relating to 767 operational employees and 88 management and administrative employees (all but two of which had been terminated as of March 31, 2000), $900,000 attributable to facility closures and $1.1 million of other costs in connection with the restructuring. As of March 31, 2000, the Company had paid $33.8 million of such costs, had accrued liabilities for $2.9 million of such costs and had reversed during the fourth quarter of 1999 $1.8 million of the estimated expenses charged in the first quarter of 1999.

4.  Income Taxes

     The Company's consolidated effective income tax rate for the three months ended March 31, 2000 was approximately 31.1%, as compared to approximately 28.0% for the corresponding period in 1999. The increase in the effective tax rate for the three months ended March 31, 2000 resulted from net losses being subject to taxation in higher effective tax rate jurisdictions.

5.  Net Earnings Per Share

     Basic net earnings per share has been computed based on the weighted average number of shares of common stock outstanding during the applicable period. As a result of net losses for the three months ended March 31, 2000 and March 31, 1999, potential common stock equivalents of 7,327,834 and 13,226,840, respectively, have been excluded from the calculation of diluted earnings (loss) per share because their effect is antidilutive for those periods.

6.  Acquisition and Sale of Common Equity

     In April 2000, the Company's wholly owned subsidiary, Twin Oaks Financial Ltd. ("Twin Oaks"), acquired all the outstanding capital stock of Servicios Especiales San Antonio S.A. ("San Antonio") from Perez Companc S.A. The purchase price was $61 million, consisting of $35 million in cash and a $26 million promissory note of Twin Oaks guaranteed by San Antonio and payable in monthly installments equal to the lesser of (1) 25% of the revenues of San Antonio for the relevant month from services provided by it to Perez Companc and its affiliates or (2) $722,222. Interest on the outstanding balance of the note is payable quarterly at LIBOR plus 2.75%. Perez Companc is also entitled to four "earn-out" payments of up to $3.0 million each at the end of each of the first four anniversary dates of the closing if San Antonio's revenues from services provided to Perez Companc and its affiliates exceed $40 million during the 12 calendar months ending immediately prior to the relevant anniversary date. In addition to the consideration for San Antonio's capital stock, Twin Oaks provided $17 million in cash at closing for the repayment of a portion of San Antonio's outstanding debt. To finance the acquisition and to improve the Company's overall liquidity, the Company capitalized Twin Oaks with 4.5 million shares of the Company's common stock, and Twin Oaks, in turn, sold those shares to a fund managed by First Reserve Corporation for $72 million cash. As a result of this transaction, First Reserve funds currently own a total of 10.2 million shares of the Company's common stock, or approximately 15.7% of the total shares outstanding.

                           PRIDE INTERNATIONAL, INC.
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.  Commitments and Contingencies

     The Company is routinely involved in litigation incidental to its business, which at times involves claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the Company's existing litigation should have a material adverse effect on the Company's financial position, results of operations or cash flows.

8.  Other Events

     The Company has a 26.4% equity interest in a joint venture company organized to construct, own and operate four dynamically positioned, Amethyst-class semisubmersible drillings rigs. Two of the rigs, the Pride Brazil and the Pride Carlos Walter, have been constructed in South Korea and are now undergoing equipment commissioning and testing. These two rigs are expected to be delivered by the shipyard mid-year 2000, subject to satisfactory completion of testing and resolution of outstanding construction contract matters. The other two rigs, the Amethyst 4 and Amethyst 5, are under construction in the U.S.; however, in early January 2000, the shipyard notified the joint venture that construction of the rigs was being suspended because of alleged delays in receiving detailed engineering work and the joint venture's previous rejection of the shipyard's requests for extensions of the construction contract delivery dates. In March 2000, following a preliminary hearing, the Commercial Court in London ruled that the rights and obligations of the parties to the construction contracts remain in full force and effect and that the shipyard remains obligated to construct and complete the Amethyst 4 and Amethyst 5. Recently, work was resumed on a limited scale by the shipyard. The joint venture and the shipyard are currently engaged in negotiations with a view toward reaching an agreement on an acceptable basis for the full-scale resumption by the shipyard of construction of those rigs. No prediction can be made as to whether the Amethyst 4 and the Amethyst 5 will be completed or, if completed, when they will be delivered. If the joint venture is unable to complete construction of the rigs, the Company's ability to realize its equity investment in the joint venture could be impaired. The joint venture was formed to build, own and operate its four rigs under charter and service contracts with Petroleo Brasilerio S.A. ("Petrobras") having initial terms of six to eight years. Petrobras has threatened to cancel those contracts for late delivery of the rigs, and the joint venture has obtained a preliminary injunction in a Brazilian court against that cancellation. Based on Petrobras' announced deepwater drilling program and related rig requirements, the Company believes that Petrobras likely will employ all of the joint venture's rigs upon completion; however, there can be no assurance that any of the four rigs will be chartered to Petrobras or to any other customer.

  If Petrobras were to successfully cancel the charters for the rigs, such cancellation would constitute an event of default under the joint venture company's financing arrangements that are providing substantially all of the financing for construction of the rigs. The Company has provided the lenders financing construction of the Pride Brazil and Pride Carlos Walter with certain commitments and guarantees, the principal one being a guarantee for repayment of up to $32.4 million of loans aggregating up to $340 million. In November 1999, the joint venture issued $53 million of senior secured notes, which are partially secured by a Company guarantee of up to $30 million. The $32.4 million Company guarantee of borrowings under the credit facilities is separate from, and in addition to, the Company's guarantee of up to $30 million of the venture's senior secured notes. The Company's other commitments and guarantees to the lenders under the credit facilities for the Pride Brazil and Pride Carlos Walter include (a) a guarantee of the cost overruns of up to an aggregate of $6 million; (b) a guarantee of the cost of the two rigs in excess of related refund guarantees supporting their construction contracts and (c) guarantees relating to the performance of its subsidiaries and affiliates under their management agreements relating to the rigs.

                           PRIDE INTERNATIONAL, INC.
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     If Petrobras accepts delivery of the joint venture's rigs under the existing charters, it will be entitled to impose late delivery penalties which, in the case of the Pride Brazil and Pride Carlos Walter, could be as much as $17.2 million based on the dates those rigs are currently expected to commence operations under their respective Petrobras charters. In connection with the credit facilities for the Amethyst 4 and Amethyst 5, the Company has guaranteed payment of up to $20.5 million of late delivery penalties that are accruing and may be payable under the charters relating to those two rigs. If the Amethyst 4 and Amethyst 5 are completed and delivered to Petrobras under their existing charters, the maximum late delivery penalties Petrobras would be entitled to impose for those rigs would be $56.6 million. The Company has no direct or indirect obligation to pay more than $20.5 million of late delivery penalties for any of the Amethyst rigs but may be called upon to advance its share if the venture does not have or is unable to obtain funds to pay those penalties or if Petrobras refuses to allow such penalties to be paid or charged against charter payments over the terms of the charters (as it has done in the past with offshore drilling rigs it has chartered from other firms).

9.  Segment Information

     The following table sets forth selected consolidated financial information of the Company by operating segment for the periods indicated (operating costs include restructuring costs):

                                        Three Months Ended March 31,
                                       --------------------------------
                                            2000              1999
                                       --------------    --------------
                                       (in millions, except percentages)
Revenue:
 United States offshore.............   $ 22.0    12.9%   $ 28.4    18.5%
 International offshore.............     74.4    43.8      58.2    37.8
 International land.................     73.7    43.3      67.2    43.7
                                       ------   -----    ------   -----
  Total revenue.....................   $170.1   100.0%   $153.8   100.0%
                                       ------   -----    ------   -----

Operating Costs:
 United States offshore.............   $ 17.6    15.4%   $ 22.4    17.7%
 International offshore.............     40.1    35.0      41.5    32.7
 International land.................     56.8    49.6      63.0    49.6
                                       ------   -----    ------   -----
  Total operating costs.............   $114.5   100.0%   $126.9   100.0%
                                       ------   -----    ------   -----

Gross Margin:
 United States offshore.............   $  4.4     7.9%   $  6.0    22.3%
 International offshore.............     34.3    61.7      16.7    62.1
 International land.................     16.9    30.4       4.2    15.6
                                       ------   -----    ------   -----
  Total gross margin................   $ 55.6   100.0%   $ 26.9   100.0%
                                       ======   =====    ======   =====

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of Pride International, Inc.:

     We have reviewed the accompanying consolidated balance sheet of Pride International, Inc. as of March 31, 2000, and the related consolidated statement of operations for each of the three-month periods ended March 31, 2000 and 1999, and the related consolidated statement of cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

     We have previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                                      PricewaterhouseCoopers LLP

Houston, Texas
May 12, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements as of March 31, 2000 and for the three-month period ended March 31, 2000 and 1999 included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 1999. The following information contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.

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

     Most recently, we have focused on increasing the size of our fleet capable of drilling in deeper waters. We have a 51% ownership interest in joint ventures that own and operate two ultra-deepwater drillships, the Pride Africa and the Pride Angola, and we have a 26.4% interest in a joint venture engaged in the construction of four fourth-generation Amethyst-class semisubmersible rigs.

Outlook

          With market conditions improving as a result of the increases in oil and gas prices since mid-1999, management anticipates continued increases in utilization and dayrates through the remainder of 2000. If commodity prices remain near their current levels, we expect that our financial results will improve throughout the year. However, due to the volatility of oil and gas prices, which affect the demand for our drilling services, we cannot predict with any certainty whether these improving conditions will continue to affect our financial results positively or whether commodity prices, and demand for our services will decline substantially.

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

Results of Operations

     We have presented in the following table selected consolidated financial information by operating segment for the periods indicated. Operating costs for the three month period ended March 31, 1999 include restructuring charges.

                                         Three Months Ended March 31,
                                       --------------------------------
                                            2000              1999
                                       --------------    --------------
                                       (in millions, except percentages)
Revenue:
 United States offshore.............   $ 22.0    12.9%   $ 28.4    18.5%
 International offshore.............     74.4    43.8      58.2    37.8
 International land.................     73.7    43.3      67.2    43.7
                                       ------   -----    ------   -----
  Total revenue.....................   $170.1   100.0%   $153.8   100.0%
                                       ------   -----    ------   -----

Operating Costs:
 United States offshore.............   $ 17.6    15.4%   $ 22.4    17.7%
 International offshore.............     40.1    35.0      41.5    32.7
 International land.................     56.8    49.6      63.0    49.6
                                       ------   -----    ------   -----
 Total operating costs..............   $114.5   100.0%   $126.9   100.0%
                                       ------   -----    ------   -----

Gross Margin:
 United States offshore.............   $  4.4     7.9%   $  6.0    22.3%
 International offshore.............     34.3    61.7      16.7    62.1
 International land.................     16.9    30.4       4.2    15.6
                                       ------   -----    ------   -----
  Total gross margin................   $ 55.6   100.0%   $ 26.9   100.0%
                                       ======   =====    ======   =====

  Three Months Ended March 31, 2000 Compared to Three Months Ended March 31,
1999.

     Revenue. Revenue for the three months ended March 31, 2000 increased $16.3 million, or 10.6%, as compared to the corresponding period in 1999. Of this increase, $6.5 million resulted from moderately increased utilization of our international land-based rigs, primarily in Argentina, Colombia and Venezuela. Revenue from our international offshore operations increased by $16.2 million due to higher utilization for our international offshore rigs and business interruption insurance receipts relating to the Pride Africa. Conversely, revenue from our United States offshore operations decreased $6.4 million due to lower dayrates and utilization of our Gulf of Mexico jackup and platform rigs.

     Operating Costs. Operating costs for the three months ended March 31, 2000 decreased $12.4 million, or 9.8%, as compared to the corresponding period in 1999. Operating costs attributable to our international land-based and international offshore operations decreased $6.2 million and $1.4 million, respectively, attributable to the restructuring charges incurred in the first quarter 1999 partially offset by higher utilization and dayrates. Furthermore, the United States offshore operations expense decreased $4.8 million due to decreased utilization.

     Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2000 increased $4.6 million, or 19.5%, as compared to the corresponding period in 1999, due to the expansion of our deepwater fleet.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2000 decreased $31.3 million, or 65.7%, as compared to the corresponding period in 1999, as a result of $25.7 million of restructuring charges relating to the base consolidations and down-sizing of administrative staff undertaken in the first quarter of 1999 and the resulting savings in overhead costs.

     Other Income (Expense). Other expense for the three months ended March 31, 2000 increased $7.5 million, or 70.1%, as compared to the corresponding period in 1999. Of this increase, $6.4 million related to increased interest expense due to increased borrowings to fund drillship construction and other expansion projects as well as to enhance liquidity. Interest income increased by $0.9 million due to an increase in cash available for investment. Other income (expense) declined by $2.0 million, primarily due to losses recognized on our foreign currency exchange contracts.

     Income Tax Provision. Our consolidated effective income tax rate for the three months ended March 31, 2000 was approximately 31.1%, as compared to approximately 28.0% for the corresponding period in 1999. The increase in the effective income tax rate for the three months ended March 31, 2000 resulted from the net losses in the current period being in higher effective tax rate jurisdictions.

Liquidity and Capital Resources

     We had working capital of $189.0 million and $132.7 million as of March 31, 2000 and December 31, 1999, respectively. Our current ratio, the ratio of current assets to current liabilities, was 1.7 as of March 31, 2000 and 1.5 as of December 31, 1999. The increases in the amount of working capital and the current ratio were attributable to the net increase in cash and cash equivalents from our capital transactions in 2000, described below.

     During the three months ended March 31, 2000, our capital expenditures consisted primarily of approximately $3.8 million related to the construction of the Pride Africa and the Pride Angola, approximately $6.3 million for the acquisition of a 3,000 horsepower land rig, approximately $3.4 million attributable to certain other construction and refurbishment projects begun in 1998 and 1999 as well as approximately $5.1 million of other enhancement and sustaining capital expenditures. We expect to spend approximately $30 to 35 million during the remainder of 2000 for enhancements and sustaining capital expenditures.

     At December 31, 1999 we had a senior revolving bank credit facility under which up to $50 million (including $30 million for letters of credit) was available. The credit facility was terminated in March 2000. We currently have senior bank credit facilities with foreign banks that provide aggregate availability of up to $76.8 million. The credit facilities terminate between March 2001 and December 2004. Borrowings under each of the credit facilities bear interest at variable rates based on LIBOR plus a spread ranging from 0.35% to 1.25%. As of March 31, 2000, there were no advances outstanding under these credit facilities.

     We have a senior secured credit facility with a U.S. bank under which up to $25 million of letters of credit may be issued. Outstanding letters of credit issued under this credit facility are secured by our cash and cash equivalents maintained at such bank. The letter of credit facility expires in March 2003. As of March 31, 2000, there were $12.6 million of letters of credit issued under this credit facility.

     In connection with the construction of the Pride Africa and the Pride Angola, we and the two joint venture companies in which we have a 51% interest entered into financing arrangements with a group of banks that provided $400 million of the drillships' total construction cost of $470 million. The loans with respect to the Pride Africa became non-recourse to the joint venture participants in June 1999, and the loans with respect to the Pride Angola will become non-recourse upon the acceptance of the rig by the customer, which is expected to occur in May 2000. As of March 31, 2000, $176.0 million was outstanding under the non-recourse loan for the Pride Africa and $194.6 million was outstanding under the construction period loans for the Pride Angola.

     Pride has a 26.4% equity interest in a joint venture company organized to construct, own and operate four dynamically positioned, Amethyst-class semisubmersible drilling rigs. Two of the rigs, the Pride Brazil and the Pride Carlos Walter, have been constructed in South Korea and are now undergoing equipment commissioning and testing. These two rigs are expected to be delivered by the shipyard mid-year 2000, subject to satisfactory completion of testing and resolution of outstanding construction contract matters.

     The other two rigs, the Amethyst 4 and Amethyst 5, are under construction in the U.S.; however, in early January 2000, the shipyard notified the joint venture that construction of the rigs was being suspended because of alleged delays in receiving detailed engineering work and the joint venture's previous rejection of the shipyard's requests for extensions of the construction contract delivery dates. In March 2000, following a preliminary hearing, the Commercial Court in London ruled that the rights and obligations of the parties to the construction contracts remain in full force and effect and that the shipyard remains obligated to construct and complete the Amethyst 4 and Amethyst 5. Recently, work was resumed on a limited scale by the shipyard. The joint venture and the shipyard are currently engaged in negotiations with a view toward reaching an agreement on an acceptable basis for the full-scale resumption by the shipyard of construction of those rigs. No prediction can be made as to whether the Amethyst 4 and the Amethyst 5 will be completed or, if completed, when they will be delivered. If the joint venture is unable to complete construction of the rigs, our ability to realize our equity investment in the joint venture could be impaired. The joint venture was formed to build, own and operate its four rigs under charter and service contracts with Petrobras having initial terms of six to eight years. Petrobras has threatened to cancel those contracts for late delivery of the rigs, and the joint venture has obtained a preliminary injunction in a Brazilian court against that cancellation. Based on Petrobras' announced deepwater drilling program and related rig requirements, we believe that Petrobras likely will employ all of the joint venture's rigs upon completion; however, there can be no assurance that any of the four rigs will be chartered to Petrobras or to any other customer.

     If Petrobras were to successfully cancel the charters for the rigs, such cancellation would constitute an event of default under the joint venture company's financing arrangements that are providing substantially all of the financing for construction of the rigs. Pride has provided the lenders financing construction of the Pride Brazil and Pride Carlos Walter with certain commitments and guarantees, the principal one being a guarantee for repayment of up to $32.4 million of loans aggregating up to $340 million. In November 1999, the joint venture issued $53 million of senior secured notes, which are partially secured by a Pride guarantee of up to $30 million. The $32.4 million Pride guarantee of borrowings under the credit facilities is separate from, and in addition to, Pride's guarantee of up to $30 million of the venture's senior secured notes. Pride's other commitments and guarantees to the lenders under the credit facilities for the Pride Brazil and Pride Carlos Walter include (a) a guarantee of the cost overruns of up to an aggregate of $6 million; (b) a guarantee of the cost of the two rigs in excess of related refund guarantees supporting their construction contracts and (c) guarantees relating to the performance of our subsidiaries and affiliates under their management agreements relating to the rigs.

     If Petrobras accepts delivery of the joint venture's rigs under the existing charters, it will be entitled to impose late delivery penalties which, in the case of the Pride Brazil and Pride Carlos Walter, could be as much as $17.2 million based on the dates those rigs are currently expected to commence operations under their respective Petrobras charters. In connection with the credit facilities for the Amethyst 4 and Amethyst 5, Pride has guaranteed payment of up to $20.5 million of late delivery penalties that are accruing and may be payable under the charters relating to those two rigs. If the Amethyst 4 and Amethyst 5 are completed and delivered to Petrobras under their existing charters, the maximum late delivery penalties Petrobras would be entitled to impose for those rigs would be $56.6 million. Pride has no direct or indirect obligation to pay more than $20.5 million of late delivery penalties for any of the Amethyst rigs but may be called upon to advance its share if the venture does not have or is unable to obtain funds to pay those penalties or if Petrobras refuses to allow such penalties to be paid or charged against charter payments over the terms of the charters, as it has done in the past with offshore drilling rigs it has chartered from other firms.

     In April 2000, our wholly owned subsidiary, Twin Oaks Financial
Ltd., acquired all the outstanding capital stock of Servicios Especiales San Antonio S.A. from Perez Companc S.A. The purchase price was $61 million, consisting of $35 million in cash and a $26 million promissory note of Twin Oaks guaranteed by San Antonio and payable in monthly installments equal to the lesser of (1) 25% of the revenues of San Antonio for the relevant month from services provided by it to Perez Companc and its affiliates or (2) $722,222. Interest on the outstanding balance of the note is payable quarterly at LIBOR plus 2.75%. Perez Companc is also entitled to four "earn-out" payments of up to $3.0 million each at the end of each of the first four anniversary dates of the closing if San Antonio's revenues from services provided to Perez Companc and its affiliates exceed $40 million during the 12 calendar months ending immediately prior to the relevant anniversary date. In addition to the consideration for San Antonio's capital stock, Twin Oaks provided $17 million in cash at closing for the repayment of a portion of San Antonio's outstanding debt. To finance the acquisition and to improve our overall liquidity, we capitalized Twin Oaks with 4.5 million shares of our common stock, and Twin Oaks, in turn, sold those shares to a fund managed by First Reserve for $72 million cash. As a result of this transaction, First Reserve funds currently own a total of 10.2 million shares of our common stock, or approximately 15.7% of our total shares outstanding.

     At March 31, 2000, we had approximately $1.2 billion of debt and capital lease obligations. We do not expect that our level of total indebtedness will have a material adverse impact on our financial position, results of operations or liquidity in future periods.

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

Forward-Looking Statements

     This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

  . future capital expenditures and investments in the construction, acquisition and refurbishment of rigs (including the amount and nature thereof and the timing of completion thereof)

  . repayment of debt

  . expansion and other development trends in the contract drilling industry

  . business strategies

  . expansion and growth of operations

  . utilization rates and contract rates for rigs and

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

     Interest Rate Risk. We are exposed to interest rate risk through our convertible and fixed rate long-term debt. The fair market value of fixed rate debt will increase as prevailing interest rates decrease. The fair value of our long-term debt is estimated based on quoted market prices where applicable, or based on the present value of expected cash flows relating to the debt discounted at rates currently available to us for long-term borrowings with similar terms and maturities. The estimated fair value of our long-term debt as of March 31, 2000 was approximately $1.13 billion, which is less that its carrying value of $1.16 billion. A hypothetical 10% decrease in interest rates would increase the fair market value of our long-term debt by approximately $48 million.

     We enter into interest rate swap and cap agreements to manage our exposure to interest rate risk. As of March 31, 2000, we held interest rate swap agreements covering $418 million, fixing our interest payments on related debt at 7.30%. The weighted average interest rate incurred on the related debt in the first quarter of 2000 excluding the swap agreements was 6.91%. As of March 31, 2000, we held interest rate cap agreements covering $11 million, capping our interest rate at 7.00%. The interest incurred on related capital lease obligations in the first quarter of 2000 was 7.77%. The fair market value of our interest rate swap and cap agreements is determined based upon discounted expected future cash flows using the market interest rate at the balance sheet date. The estimated fair value of our interest rate swap and cap agreements as of March 31, 2000 was a gain of approximately $3.2 million. A hypothetical 10% decrease in interest rates would decrease the fair market value of our interest rate swap and cap agreements by approximately $8.5 million. The change in the cash flows from the interest rate swap and cap agreements would be offset by a corresponding change in interest expense on the related debt.

     Foreign Currency Exchange Rate Risk. We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which expose us to foreign exchange rate risk. We utilize forward exchange contracts, local currency borrowings and the payment structure of customer contracts to selectively mitigate our exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currencies. A hypothetical 10% increase in the U.S. dollar relative to the value of all foreign currencies as of March 31, 2000 would result in an approximate $4.8 million decrease in the fair value of our forward exchange contracts. We do not hold or issue forward exchange contracts or other derivative financial instruments for speculative purposes.

                          PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

  The information set forth under the caption "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this Quarterly Report on Form 10-Q regarding the issuance on March 31, 2000 of 4,500,000 shares of our common stock to a fund managed by First Reserve Corporation for $72,000,000 in cash is incorporated by reference in response to this item. In our opinion, this issuance is exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof in that such transaction did not involve any public offering.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits*

EXHIBIT NO.               DESCRIPTION
-----------               -----------

  10.1   --   Securities Purchase Agreement, dated as of March 31, 2000, among
              Pride International, Inc. (the "Company"), Twin Oaks Financial
              Ltd. and First Reserve Fund VIII, L.P.

  10.2   --   First Amended and Restated Shareholders Agreement, dated as of
              March 31, 2000, among the Company, First Reserve Fund VIII, L.P.
              and First Reserve Fund VII, L.P.

  15.1   --   Awareness Letter of PricewaterhouseCoopers LLP

  27     --   Financial Data Schedule




______________
* During the three months ended March 31, 2000 the Company entered into debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(v) of Item 601(b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.


(b)  Reports on Form 8-K

     The Company has filed no reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                     PRIDE INTERNATIONAL, INC.


                                     By: /s/ EARL W. MCNIEL
                                         ---------------------------------------
                                         (Earl W. McNiel)
                                         Vice President and Chief
                                         Financial Officer

Date:  May 15, 2000