Form 10-K405/A
period 1999-12-31
PRIDE INTERNATIONAL INC
filed 2000-06-16
CIK 833081

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                               FORM 10-K/A

                            (Amendment No. 1)
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant at June 12, 2000, based on the closing price on the New York Stock Exchange on such date, was $1.3 billion. (The officers and directors of the registrant are considered affiliates for the purposes of this calculation.)

   The number of shares of the registrant's Common Stock outstanding on June 12, 2000 was 65,215,216.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

   Pride International, Inc. hereby amends Items 1, 7 and 7A of its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (SEC File No. 1-13289) to read in their entirety as follows:

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

  . Drillship Joint Ventures. We have a 51% interest in joint ventures that own and operate the ultra-deepwater drillships Pride Africa and Pride Angola. The drillships, which are capable of operating in water depths of up to 10,000 feet, are contracted to work for Elf Exploration Angola for initial terms of five and three years, respectively. The Pride Africa commenced operations in October 1999 and operated for 10 days until certain of its drilling equipment was damaged. The damaged equipment has been replaced and the Pride Africa is expected to resume operations in June 2000. The Pride Angola commenced operations in May 2000. Financing for approximately $400 million of the drillships' total construction cost of $470 million was provided by a group of banks. The loans with respect to the Pride Africa are nonrecourse to the joint venture participants, and the loans with respect to the Pride Angola will become nonrecourse upon the transfer of the ownership of the rig from Pride to the joint venture, which is expected to occur in June 2000. Our total equity investment in the ventures is approximately $38 million.

  . Amethyst Joint Venture. We have a 26.4% equity interest in a joint venture company organized to construct, own and operate four Amethyst-class dynamically positioned semisubmersible drilling rigs. The rigs will be larger, enhanced versions of the Amethyst 1. Two of the rigs, the Pride Brazil and the Pride Carlos Walter, have been constructed in South Korea and are now undergoing equipment commissioning and testing. These rigs are expected to be delivered by the shipyard in the third quarter of 2000, subject to satisfactory completion of testing and resolution of outstanding construction contract matters. The other two rigs, the Amethyst 4 and Amethyst 5, are under construction in the U.S.; however, in early January 2000, the shipyard notified the joint venture that construction of the rigs was being suspended because of alleged delays in receiving detailed engineering work and the joint venture's previous rejection of the shipyard's requests for extensions of the construction contract delivery dates. In May 2000, the joint venture and the shipyard entered into an amendment to the construction contracts providing for, among other things, (1) new delivery dates for the Amethyst 4 and Amethyst 5 of September 2001 and December 2001, respectively, (2) an increase in the construction contract price of $3.0 million per rig, (3) a bonus of up to $6.4 million per rig, payable upon delivery, for timely completion, (4) liquidated damages for late delivery of up to $4.2 million per rig and (5) a waiver of all material claims between the parties. The shipyard has resumed construction of the Amethyst 4 and Amethyst 5. The joint venture was formed to build, own and operate its four rigs under charter and service contracts with Petroleo Brasilerio S.A. ("Petrobras") having initial terms of six to eight years. Petrobras has threatened to cancel those contracts for late delivery of the rigs, and the joint venture has obtained a preliminary injunction in a Brazilian court against that cancellation. Based on Petrobras' announced deepwater drilling program and related rig requirements, we believe that Petrobras likely will employ all of the joint venture's rigs upon completion; however, there can be no assurance that any of the four rigs will be chartered to Petrobras or to any other customer.

    We have made aggregate equity contributions in the Amethyst joint venture of approximately $47.3 million as of March 31, 2000. The total estimated cost to construct, equip and mobilize the four rigs is approximately $750 million, excluding late delivery penalties. Approximately $665 million of that amount is being provided by separate credit facilities for each of the four rigs and the issuance by the joint venture of senior secured notes. We have provided direct guarantees of the repayment of up to $88.9 million of these obligations, $68.4 million of which relates solely to the Pride Brazil and Pride Carlos Walter. For additional information regarding our contingent obligations with respect to the Amethyst joint venture, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in item 7 of this annual report.

   We intend to continue to pursue expansion of our operations through acquisitions, rig upgrades and redeployment of assets to active geographic regions, as well as through participation in strategic new projects such as those described above. On April 6, 2000, our wholly owned subsidiary, Twin Oaks Financial Ltd., acquired all the outstanding capital stock of Servicios Especiales San Antonio S.A. from Perez Companc S.A. San Antonio provides a variety of oilfield services to customers in Argentina, Venezuela, Bolivia and Peru. The purchase price was $61 million, consisting of $35 million in cash and a $26 million promissory note of Twin Oaks guaranteed by San Antonio and payable in monthly installments over not less than three years based on the level of San Antonio's revenues from services provided by it to Perez Companc. Interest on the outstanding balance of the note is payable quarterly at LIBOR plus 2.75% per annum. Perez Companc also is entitled to four "earn-out" payments of up to $3.0 million each at the end of each of the first four anniversary dates of the closing if San Antonio's revenues from services provided to Perez Companc and its affiliates exceed $40 million during the 12 calendar months ending immediately prior to the relevant anniversary date. Upon completion of the earn-out payments and repayment of the $26 million note, neither Twin Oaks nor San Antonio will have any obligation to make further payments to Perez Companc. In addition to the consideration for San Antonio's capital stock, Twin Oaks provided $17 million in cash at closing for the repayment of a portion of San Antonio's outstanding debt.

   To finance the San Antonio acquisition and to improve our overall liquidity, we capitalized Twin Oaks with 4.5 million shares of our common stock, and Twin Oaks, in turn, sold those shares to a fund managed by First Reserve Corporation for $72 million in cash. First Reserve is a private equity firm specializing in the energy industry. In 1999, two First Reserve funds purchased 5.7 million shares of common stock for $37.5 million in cash and the delivery of approximately $77 million principal amount at maturity of our Zero Coupon Convertible Subordinated Debentures due 2018 that the funds had previously acquired. The First Reserve funds also invested an additional $12.5 million in cash in the common equity of the Amethyst joint venture company, which is exchangeable after three years (or earlier in certain events) at their option for an additional 1.0 million shares of our common stock. As a result of the sale of 4.5 million shares, First Reserve funds currently own a total of 10.2 million shares of our common stock, or approximately 15.7% of our total shares outstanding.

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

 Gulf of Mexico

   In May 1997, we acquired 13 mat-supported jackup rigs, 11 of which are currently located in the Gulf of Mexico. The remaining two rigs are located in West Africa and Southeast Asia. This acquisition positioned us as the second largest operator in the Gulf of Mexico of mat-supported jackup rigs capable of operating in water depths of 200 feet or greater. We also operate a fleet of 21 offshore modular platform rigs in the Gulf of Mexico. We believe our platform rig fleet is one of the most technologically advanced fleets in the industry. Most of our mat-supported jackup rigs and platform rigs operate under short-term or well-to-well contracts.

   The declines experienced in 1999 in the offshore drilling markets had their greatest impact on demand for our platform and jackup fleets in this region.

 Other International

   Offshore. Our two ultra-deepwater drillships, the Pride Africa and Pride Angola, are owned by joint ventures in which we have a 51% interest. The drillships are contracted to work offshore West Africa for Elf Exploration Angola for initial terms of five and three years, respectively. Our semisubmersible rig, the South Seas Driller, is currently operating offshore South Africa under a contract extending through June 2000. We are in negotiations to secure a new contract for this rig at the end of its current contract. We operate four jackup rigs in the eastern hemisphere, including the Pride Pennsylvania, which is working offshore India under a contract that expires in 2001, the Pride California and Pride Utah, which are currently stacked in Singapore and Nigeria, respectively, and the PB XI, which we have agreed to acquire and which is currently working offshore Angola under a short-term contract. We will complete the acquisition of the PB XI through our 51%-owned joint venture that owns the Pride Africa and Pride Angola once the rig completes its current contract. The joint venture expects to enter into a new multi-year contract with a major oil company for the rig to work offshore Angola. We also operate six tender-assisted rigs. The Ile de Sein is under contract in Indonesia and will begin work under a new two-year contract in May 2000. The Barracuda is expected to commence operations offshore Angola in July 2000 under a six-month contract with a three-month option. The Alligator is contracted until June 2000, and we are in negotiations to extend the contract for an additional year. The remaining three tender-assisted rigs, the Piranha, the Al Baraka I and the Comorant, do not currently have contracts. We also own one swamp barge rig, the Bintang Kalimantan, which is available in Nigeria.

   Land. We currently operate five land-based rigs in North Africa, three in the Middle East and one in Europe.

Rig Fleet

 Offshore Rigs

   The table below presents information about our offshore rig fleet as of May 31, 2000:

                                 OFFSHORE RIGS

                                                      Built/
                                                     Upgraded
                                                        or     Water  Drilling
                                                     Expected  Depth   Depth
       Rig Name               Rig Type/Design       Completion Rating  Rating     Location     Status
       --------          -------------------------- ---------- ------ -------- -------------- --------
                                                               (feet)  (feet)
Drillships--2
Pride Africa(1)          Gusto 10,000                  1999    10,000  30,000      Angola       (2)
Pride Angola(1)          Gusto 10,000                  1999    10,000  30,000      Angola     Working
Semisubmersible Rigs--7
Nymphea                  F&G Pacesetter                1987     1,500  25,000      Brazil     Working
South Seas Driller       Aker H-3                   1977/1997   1,000  20,000   South Africa  Working
Amethyst 1(3)            Amethyst Class                1989     4,000  20,000      Brazil     Working
Amethyst 4(4)            Amethyst Class                2001     5,000  25,000   Mississippi   Shipyard
Amethyst 5(4)            Amethyst Class                2001     5,000  25,000   Mississippi   Shipyard
Pride Brazil(4)          Amethyst Class                2000     5,000  25,000      Korea      Shipyard
Pride Carlos Walter(4)   Amethyst Class                2000     5,000  25,000      Korea      Shipyard
Jackup Rigs--18
Pride Pennsylvania       Independent leg cantilever 1973/1998     300  20,000      India      Working
Ile du Levant            Independent leg cantilever    1991       270  20,000    Venezuela    Working
PB XI(5)                 Independent leg cantilever    1982       300  25,000      Angola     Working
GP-19(6)                 Independent leg cantilever    1987       150  20,000    Venezuela    Working
GP-20(6)                 Independent leg cantilever    1987       200  20,000    Venezuela    Working
Pride Alabama            Mat-supported cantilever      1982       200  25,000  Gulf of Mexico Working
Pride Alaska             Mat-supported cantilever      1982       250  25,000  Gulf of Mexico Working
Pride Arkansas           Mat-supported cantilever      1982       200  25,000  Gulf of Mexico Working
Pride Colorado           Mat-supported cantilever      1982       200  25,000  Gulf of Mexico Working
Pride Kansas             Mat-supported cantilever      1999       250  25,000  Gulf of Mexico Working

                                                  Built/Upgraded Water  Drilling
                                                   or Expected   Depth   Depth
       Rig Name              Rig Type/Design        Completion   Rating  Rating     Location     Status
       --------          ------------------------ -------------- ------ -------- -------------- ---------
                                                                 (feet)  (feet)
Pride Mississippi        Mat-supported cantilever      1990       200    25,000  Gulf of Mexico  Working
Pride New Mexico         Mat-supported cantilever      1982       200    25,000  Gulf of Mexico  Working
Pride Texas              Mat-supported cantilever      1999       300    20,000  Gulf of Mexico  Working
Pride California         Mat-supported slot            1997       250    20,000    Singapore     Stacked
Pride Louisiana          Mat-supported slot            1981       250    25,000  Gulf of Mexico  Working
Pride Oklahoma           Mat-supported slot            1996       250    20,000  Gulf of Mexico  Stacked
Pride Wyoming            Mat-supported slot            1976       250    25,000  Gulf of Mexico  Working
Pride Utah               Mat-supported slot         1990/1998      45    20,000                  Stacked
Tender-Assisted Rigs--6
Alligator                Self-erecting barge        1992/1998     330    20,000      Angola      Working
Barracuda                Self-erecting barge           1992       330    20,000      Angola     Available
Al Baraka I(7)           Self-erecting barge           1994       650    20,000       UAE       Available
Ile de Sein              Self-erecting barge        1990/1997     450    16,000    Indonesia     Working
Piranha                  Self-erecting barge        1978/1998     600    20,000      Brunei     Available
Cormorant                Converted ship                1991       300    16,400      Angola      Stacked
Barge Rigs--3
Pride I                  Floating cantilever           1995       150    20,000    Venezuela     Working
Pride II                 Floating cantilever           1995       150    20,000    Venezuela     Working
Bintang Kalimantan       Posted swamp barge            1995       N/A    16,000     Nigeria     Available
Platform Rigs--21
Rig 1501E                Heavy electrical              1996       N/A    25,000  Gulf of Mexico  Working
Rig 1502E                Heavy electrical              1998       N/A    25,000  Gulf of Mexico  Working
Rig 1002E                Heavy electrical              1996       N/A    20,000  Gulf of Mexico Available
Rig 1003E                Heavy electrical              1996       N/A    20,000  Gulf of Mexico  Working
Rig 1004E                Heavy electrical              1997       N/A    20,000  Gulf of Mexico  Working
Rig 1005E                Heavy electrical              1998       N/A    20,000  Gulf of Mexico Available
Rig 750E                 Heavy electrical              1992       N/A    16,500  Gulf of Mexico Available
Rig 751E                 Heavy electrical              1995       N/A    16,500  Gulf of Mexico Available
Rig 650E                 Intermediate electrical       1994       N/A    15,000  Gulf of Mexico Available
Rig 651E                 Intermediate electrical       1995       N/A    15,000  Gulf of Mexico  Working
Rig 653E                 Intermediate electrical       1995       N/A    15,000  Gulf of Mexico  Working
Rig 951                  Heavy mechanical              1995       N/A    18,000  Gulf of Mexico Available
Rig 952                  Heavy mechanical              1995       N/A    18,000  Gulf of Mexico  Stacked
Rig 100                  Intermediate mechanical       1990       N/A    15,000  Gulf of Mexico  Stacked
Rig 110                  Intermediate mechanical       1990       N/A    15,000  Gulf of Mexico  Stacked
Rig 130                  Intermediate mechanical       1991       N/A    15,000  Gulf of Mexico  Stacked
Rig 170                  Intermediate mechanical       1991       N/A    15,000  Gulf of Mexico  Stacked
Rig 200                  Intermediate mechanical       1993       N/A    15,000  Gulf of Mexico Available
Rig 210                  Intermediate mechanical       1996       N/A    15,000  Gulf of Mexico Available
Rig 220                  Intermediate mechanical       1995       N/A    15,000  Gulf of Mexico Available
Rig 14                   Light mechanical              1994       N/A    10,000  Gulf of Mexico  Working

--------
(1) These rigs are owned by joint ventures in which we have a 51% interest.

(2) The Pride Africa is expected to resume operations in June 2000.
(3) In February 1999, we completed a transaction in which we sold the rig to a third party and leased the rig back under a charter expiring in 2012.
(4) Currently under construction. These rigs will be owned by a joint venture in which we have a 26.4% interest.

(5) We have entered into an agreement to purchase this rig for approximately $25 million, which is expected to close in June 2000.

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

 Land-Based Rigs

   The table below presents information about our land-based rig fleet as of May 31, 2000:

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

 Engineering and Other Services

   We employ a technical staff dedicated to industry research and development and to designing specialized drilling equipment to fulfill specific customer requirements. The engineering staff has designed and managed the fabrication of several of the rigs in our offshore rig fleet and has been actively involved in our newbuild projects. We also provide turnkey, project management and other engineering services, which enhance our contract drilling services. With the acquisition of Servicios Especiales San Antonio S.A. in early April 2000, we now provide a wide variety of additional oilfield services to customers in Argentina, Venezuela, Bolivia and Peru, including directional drilling, coiled tubing services, cementing and well stimulation. The purchase also positions us to offer our customers a package of services and to provide comprehensive project management at the well site.

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

Employees

   As of March 31, 2000, we employed approximately 5,900 employees. Approximately 1,000 of the employees were located in the United States and 4,900 were located abroad. Hourly rig crewmembers constitute the vast majority of our employees. None of our U.S. employees are represented by a collective bargaining unit. Many of our international employees are subject to industry-wide labor contracts within their respective countries. Management believes that our employee relations are good.

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

  . In July 1998, we acquired 60% of a Bolivian company, Compania Boliviana de Perforacion S.A.M., in a joint initiative with the Bolivian national oil company, Yacimientos Petroliferos Fiscales Bolivianos. CBP was capitalized through the contribution of 13 land-based drilling and workover rigs, oilfield trucks and other related drilling assets by YPFB and $17 million in cash by us. We have recently agreed to acquire the remaining 40% of CBP for $11.3 million in cash. We expect to conclude the transaction in June 2000.

  . In October 1998, we purchased the Amethyst 1, a dynamically positioned, self-propelled semisubmersible drilling rig. The rig is currently working offshore Brazil under a charter and service contract that expires in 2001.

   Most recently, we have focused on increasing the size of our fleet capable of drilling in deeper waters. We have a 51% ownership interest in joint ventures that own and operate two ultra-deepwater drillships, the Pride Africa and the Pride Angola, and we have a 26.4% interest in a joint venture engaged in the construction of four fourth-generation Amethyst class semisubmersible rigs. We also have expanded the range of services we provide to our customers in South America with the acquisition in April 2000 of Servicios Especiales San Antonio S.A. Please read "Business--General" in item 1 of this annual report and "--Liquidity and Capital Resources" in this item 7.

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
    Total gross margin.......... $240,927 100.0% $305,719 100.0% $164,665 100.0%
                                 ======== =====  ======== =====  ======== =====

 1999 Compared with 1998

   Revenue. Revenue for 1999 decreased $216.2 million, or 26%, as compared to 1998. Of this decrease, approximately $138.8 million was the result of significantly reduced rig utilization of our international land-based fleet, including $64.5 million in Argentina, $7.6 million in Colombia and $66.7 million in Venezuela. Revenue from our United States offshore operations decreased $75.1 million due to deterioration during the year in dayrates and utilization for our Gulf of Mexico jackup and platform rigs.

   Operating Costs. Operating costs decreased $75.1 million, or 14%, as compared to 1998. Of this decrease, approximately $86.1 million was due to lower rig utilization of our international land-based rigs and $22.1 million was attributable to the lower dayrates and utilization of our domestic offshore fleet, as discussed above. These lower operating costs were offset by a $33.1 million increase in operating costs for international offshore operations, of which $20.0 million was attributable to the operation of the semisubmersible rig Amethyst 1 for a full year in 1999 versus three months in 1998, and $12.8 million was attributable to non-recurring restructuring charges.

   Depreciation and Amortization. Depreciation and amortization for 1999 increased $15.8 million, or 20%, compared to 1998, as a result of the expansion of our deepwater fleet.

   Selling, General and Administrative. Selling, general and administrative costs in 1999 increased $17.8 million, or 21%, as compared to 1998. The increase resulted from restructuring costs of $23.8 million offset by a decrease of $11.7 million resulting from base consolidation and reductions in administrative staff. Please read Note 7 of the Notes to Consolidated Financial Statements included in item 8 of this annual report for more information about our restructuring costs.

   Other Income (Expense). Other income (expense) increased $6.6 million, or 17%, in 1999 as compared to 1998. Of this increase, $15.2 million related to increased interest expense due to increased borrowings to fund drillship construction and other expansion projects, as well as to enhance liquidity. Other income increased by $5.9 million due to an insurance gain of $7.4 million from the loss of a land-based drilling rig in Bolivia, partially offset by losses totaling $1.5 million from currency transactions, sales of assets and other miscellaneous items. Interest income increased by $2.7 million due to an increase in cash available for investment. During 1999 we capitalized $29.6 million of interest expense in connection with construction projects, as compared to $16.4 million in 1998.

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

   Operating Costs. Operating costs for 1998 increased $71.0 million, or 15%, as compared to 1997. Of this increase, approximately $52.0 million was due to a full year of operations for the assets acquired in the Forasol acquisition completed in March 1997 and the 13 mat-supported jackup rigs acquired in May 1997. We also incurred charges of $3.8 million, net of income taxes, related to workforce reductions primarily in response to decreased activity levels. Also, during 1998, we placed four jackup rigs into service accounting for approximately $20.0 million of the increase. These increases were partially offset by $12.8 million in reduced costs due to the sale of our domestic land-based well servicing operations.

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

Liquidity and Capital Resources

   We had net working capital of $132.7 million and $64.6 million at December 31, 1999 and 1998, respectively. Our current ratio, the ratio of current assets to current liabilities, was 1.5 and 1.2 at December 31, 1999 and 1998, respectively. The increases in the amount of working capital and the current ratio were attributable to the net increase in cash, cash equivalents and short-term investments from our capital transactions in 1999 described below, and a decrease in short-term borrowings.

   During 1999 our capital expenditures consisted primarily of approximately $254 million related to the construction of the Pride Africa and Pride Angola, approximately $71 million attributable to other construction and refurbishment projects begun in 1998 and approximately $60 million of other enhancement and sustaining capital expenditures.

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

   In connection with the construction of the Pride Africa and the Pride Angola, we and the two joint venture companies in which we have a 51% interest entered into financing arrangements with a group of banks that provided $400 million of the drillships' total construction cost of $470 million. The loans with respect to the Pride Africa became non-recourse to the joint venture participants in June 1999, and the loans with respect to the Pride Angola will become non-recourse upon the transfer of the ownership of the rig from Pride to the joint venture company, which is expected to occur in June 2000. As of December 31, 1999, $176.0 million was outstanding under the non-recourse loan for the Pride Africa and $180.5 million was outstanding under the construction period loans for the Pride Angola.

   Pride has a 26.4% equity interest in a joint venture company organized to construct, own and operate four dynamically positioned, Amethyst-class semisubmersible drilling rigs. Two of the rigs, the Pride Brazil and the Pride Carlos Walter, have been constructed in South Korea and are now undergoing equipment commissioning and testing. These two rigs are expected to be delivered by the shipyard in the third quarter of 2000, subject to satisfactory completion of testing and resolution of outstanding construction contract matters.

  The other two rigs, the Amethyst 4 and Amethyst 5, are under construction in the U.S.; however, in early January 2000, the shipyard notified the joint venture that construction of the rigs was being suspended because of alleged delays in receiving detailed engineering work and the joint venture's previous rejection of the shipyard's requests for extensions of the construction contract delivery dates. In May 2000, the joint venture and the shipyard entered into an amendment to the construction contracts providing for, among other things, (1) new delivery dates for the Amethyst 4 and Amethyst 5 of September 2001 and December 2001, respectively, (2) an increase in the construction contract price of $3.0 million per rig, (3) a bonus of up to $6.4 million per rig, payable upon delivery, for timely completion, (4) liquidated damages for late delivery of up to $4.2 million per rig and (5) a waiver of all material claims between the parties. The shipyard has resumed construction of the Amethyst 4 and Amethyst 5.

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

   In 1994, we entered into long-term financing arrangements with two Japanese trading companies in connection with the construction and operation of two drilling/workover barge rigs. The limited-recourse term loans are collateralized by the rigs and related charter contracts. At December 31, 1999, the outstanding balance of these loans was $26.7 million. The loans bear interest at 9.61% per annum and are being repaid from the proceeds of the related charter contracts in equal monthly installments of principal in the amount of $0.3 million plus accrued interest through July 2004. In addition, a portion of the contract proceeds is being held in trust to assure the timely payment of future debt service obligations. At December 31, 1999, $2.4 million of such contract proceeds are being held in trust as security for the lenders, and are not presently available for use by us.

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

   In April 2000, our wholly owned subsidiary, Twin Oaks Financial Ltd., acquired all the outstanding capital stock of Servicios Especiales San Antonio S.A. from Perez Companc S.A. The purchase price was $61 million, consisting of $35 million in cash and a $26 million promissory note of Twin Oaks guaranteed by San Antonio and payable in monthly installments equal to the lesser of (1) 25% of the revenues of San Antonio for the relevant month from services provided by it to Perez Companc and its affiliates or (2) $722,222. Interest on the outstanding balance of the note is payable quarterly at LIBOR plus 2.75%, which was 9.28% as of May 31, 2000. Perez Companc is also entitled to four "earn-out" payments of up to $3.0 million each at the end of each of the first four anniversary dates of the closing if San Antonio's revenues from services provided to Perez Companc and its affiliates exceed $40 million during the 12 calendar months ending immediately prior to the relevant anniversary date. Upon completion of the earn-out payments and repayment of the $26 million note, neither Twin Oaks nor San Antonio will have any obligation to make further payments to Perez Companc. In addition to the consideration for San Antonio's capital stock, Twin Oaks provided $17 million in cash at closing for the repayment of a portion of San Antonio's outstanding debt.

   To finance the San Antonio acquisition and to improve our overall liquidity, we capitalized Twin Oaks with 4.5 million shares of our common stock, and Twin Oaks, in turn, sold those shares to a fund managed by First Reserve for $72 million cash. As a result of this transaction, First Reserve funds currently own a total of 10.2 million shares of our common stock, or approximately 15.7% of our total shares outstanding.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   We are exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. These risks arise primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuation in interest rates and foreign currency exchange rates as discussed below. We entered into these instruments other than for trading purposes. Please read Note 6 of the Notes to Consolidated Financial Statements included in item 8 of this annual report.

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

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on June 16, 2000.

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