Form 10-Q
period 2000-06-30
PRIDE INTERNATIONAL INC
filed 2000-08-14
CIK 833081

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

                                      OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                       COMMISSION FILE NUMBER:  1-13289

                              -------------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

                                               Outstanding as of August 10, 2000
Common Stock, no par value                                65,648,307


===============================================================================

                           PRIDE INTERNATIONAL, INC.

                                     INDEX

                                                                               PAGE NO.
                                                                               --------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

     Consolidated Balance Sheet as of June 30, 2000 and December 31, 1999....        2
     Consolidated Statement of Operations for the three months ended
       June 30, 2000 and 1999................................................        3
     Consolidated Statement of Operations for the six months ended
       June 30, 2000 and 1999................................................        4
     Consolidated Statement of Cash Flows for the six months ended
       June 30, 2000 and 1999................................................        5
     Notes to Unaudited Consolidated Financial Statements....................        6
     Report of Independent Accountants.......................................       10

  Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................       11

  Item 3. Quantitative and Qualitative Disclosures about Market Risk.........       17

PART II. OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders................       18

  Item 6. Exhibits and Reports on Form 8-K...................................       18

  Signatures.................................................................       19

                         PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
                           PRIDE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                                                                  June 30,     December 31,
                                                                    2000            1999
                                                                 ----------      ----------
                                                                 (Unaudited)
                            ASSETS
CURRENT ASSETS
 Cash and cash equivalents....................................   $  117,701      $  111,627
 Short-term investments.......................................            -          42,877
 Trade receivables, net.......................................      167,640         129,311
 Parts and supplies...........................................       48,162          36,295
 Other current assets.........................................       80,580          77,380
                                                                 ----------      ----------
  Total current assets........................................      414,083         397,490
                                                                 ----------      ----------
PROPERTY AND EQUIPMENT, net...................................    1,980,003       1,893,680
                                                                 ----------      ----------
OTHER ASSETS
 Investments in affiliates....................................       53,012          51,012
 Goodwill.....................................................       53,949           3,120
 Other assets, net............................................       50,770          43,375
                                                                 ----------      ----------
  Total other assets..........................................      157,731          97,507
                                                                 ----------      ----------
                                                                 $2,551,817      $2,388,677
                                                                 ==========      ==========
             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable.............................................   $  127,813      $  106,391
 Accrued expenses.............................................      103,481          96,593
 Short-term borrowings........................................       50,275             402
 Current portion of long-term debt............................       57,989          53,097
 Current portion of long-term lease obligations...............        8,554           8,336
                                                                 ----------      ----------
  Total current liabilities...................................      348,112         264,819
                                                                 ----------      ----------
OTHER LONG-TERM LIABILITIES...................................       71,573          51,163
LONG-TERM DEBT, net of current portion........................      890,162         898,237
LONG-TERM LEASE OBLIGATIONS, net of current portion...........       29,620          34,176
ZERO COUPON CONVERTIBLE SUBORDINATED DEBENTURES...............      221,606         216,473
DEFERRED INCOME TAXES.........................................       45,088          48,064
MINORITY INTEREST.............................................       55,103          50,476
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
 Common stock, no par value; 100,000,000 shares authorized;
  65,217,786 and 60,470,552 shares issued and 65,163,566
  and 60,416,332 shares outstanding, respectively.............            1               1
 Paid-in capital..............................................      711,632         637,424
 Treasury stock, at cost......................................         (191)           (191)
 Retained earnings............................................      179,111         188,035
                                                                 ----------      ----------
  Total shareholders' equity..................................      890,553         825,269
                                                                 ----------      ----------
                                                                 $2,551,817      $2,388,677
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

                           PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (UNAUDITED)

                                                               Three Months Ended
                                                                    June 30,
                                                              ---------------------
                                                                2000        1999
                                                              --------    ---------
REVENUE....................................................   $225,064    $168,083
OPERATING COSTS............................................    149,734     123,666
                                                              --------    --------
 Gross margin..............................................     75,330      44,417
DEPRECIATION AND AMORTIZATION..............................     33,086      23,107
SELLING, GENERAL AND ADMINISTRATIVE........................     21,250      17,126
                                                              --------    --------
EARNINGS FROM OPERATIONS...................................     20,994       4,184
                                                              --------    --------
OTHER INCOME (EXPENSE)
 Other income (expense), net...............................        (62)        865
 Interest income...........................................      2,316       1,015
 Interest expense..........................................    (23,156)    (14,931)
                                                              --------    --------
  Total other income (expense), net........................    (20,902)    (13,051)
                                                              --------    --------
EARNINGS (LOSS) BEFORE INCOME TAXES & MINORITY INTEREST....         92      (8,867)
INCOME TAX PROVISION (BENEFIT).............................        556      (2,888)
MINORITY INTEREST..........................................      1,567         876
                                                              --------    --------
NET EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM..............     (2,031)     (6,855)
EXTRAORDINARY ITEM, NET....................................          -       3,884
                                                              --------    --------
NET EARNINGS (LOSS)........................................   $ (2,031)   $ (2,971)
                                                              ========    ========
NET EARNINGS (LOSS) PER SHARE BEFORE EXTRAORDINARY ITEM:
  Basic....................................................   $   (.03)   $   (.13)
  Diluted..................................................   $   (.03)   $   (.13)
NET EARNINGS (LOSS) PER SHARE AFTER EXTRAORDINARY ITEM:
  Basic....................................................   $   (.03)   $   (.06)
  Diluted..................................................   $   (.03)   $   (.06)
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic....................................................     65,099      51,098
  Diluted..................................................     65,099      51,098

       The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (UNAUDITED)

                                                                       Six Months Ended
                                                                            June 30,
                                                                     ----------------------
                                                                        2000        1999
                                                                     ---------    ---------
REVENUE....................................................           $395,147    $321,902
OPERATING COSTS............................................            264,239     237,778
RESTRUCTURING CHARGES......................................                  -      12,817
                                                                      --------    --------
 Gross margin..............................................            130,908      71,307
DEPRECIATION AND AMORTIZATION..............................             61,034      46,499
SELLING, GENERAL AND ADMINISTRATIVE........................             37,559      39,019
RESTRUCTURING CHARGES......................................                  -      25,700
                                                                      --------    --------
EARNINGS (LOSS) FROM OPERATIONS............................             32,315     (39,911)
                                                                      --------    --------
OTHER INCOME (EXPENSE)
 Other income (expense), net...............................             (1,465)      1,428
 Interest income...........................................              4,463       2,259
 Interest expense..........................................            (42,161)    (27,490)
                                                                      --------    --------
  Total other income (expense), net........................            (39,163)    (23,803)
                                                                      --------    --------
EARNINGS (LOSS) BEFORE INCOME TAXES & MINORITY INTEREST....             (6,848)    (63,714)
INCOME TAX PROVISION (BENEFIT).............................             (2,551)    (18,265)
MINORITY INTEREST..........................................              4,627         863
                                                                      --------    --------
NET EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM..............             (8,924)    (46,312)
EXTRAORDINARY ITEM, NET....................................                  -       3,884
                                                                      --------    --------
NET EARNINGS (LOSS)........................................           $ (8,924)   $(42,428)
                                                                      ========    ========
NET EARNINGS (LOSS) PER SHARE BEFORE EXTRAORDINARY ITEM:
  Basic....................................................           $   (.14)   $   (.91)
  Diluted..................................................           $   (.14)   $   (.91)
NET EARNINGS (LOSS) PER SHARE AFTER EXTRAORDINARY ITEM:
  Basic....................................................           $   (.14)   $   (.84)
  Diluted..................................................           $   (.14)   $   (.84)
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic....................................................             62,800      50,752
  Diluted..................................................             62,800      50,752

        The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (UNAUDITED)

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                                   ----------------------
                                                                                      2000        1999
                                                                                   ---------    ---------
OPERATING ACTIVITIES
 Net earnings (loss).....................................................           $ (8,924)   $ (42,428)
 Adjustments to reconcile net earnings (loss) to net
  cash provided by operating activities -
   Depreciation and amortization.........................................             61,034       46,499
   Discount amortization on zero coupon convertible subordinated
    debentures...........................................................              5,133        5,636
   Gain on sale of assets................................................             (1,569)        (492)
   Deferred tax provision (benefit)......................................             (6,526)     (25,960)
   Minority interest.....................................................              4,627          945
   Extraordinary item....................................................                  -       (6,825)
   Changes in assets and liabilities, net of effects of acquisitions -
    Trade receivables....................................................            (16,947)      32,229
    Parts and supplies...................................................             (4,982)           8
    Other current assets.................................................             (1,189)       1,635
    Other assets.........................................................             (6,246)     (12,542)
    Accounts payable.....................................................              2,625      (26,638)
    Accrued expenses.....................................................             (5,289)      17,948
    Other liabilities....................................................             20,410       10,563
                                                                                    --------    ---------
     Net cash provided by operating activities...........................             42,157          578
                                                                                    --------    ---------
INVESTING ACTIVITIES
 Purchase of net assets of acquired entities, less cash acquired.........            (33,130)           -
 Purchases of property and equipment.....................................            (79,470)    (265,933)
 Proceeds from sales of property and equipment...........................              2,449       97,974
 Investments in affiliates...............................................             (2,000)       1,035
 Proceeds from sales of short-term investments...........................             72,931            -
 Purchases of short-term investments.....................................            (30,054)           -
                                                                                    --------    ---------
     Net cash used in investing activities...............................            (69,274)    (166,924)
                                                                                    --------    ---------
FINANCING ACTIVITIES
 Proceeds from issuance of common stock..................................             72,000       25,000
 Proceeds from exercise of stock options.................................              2,208          303
 Proceeds from debt borrowings...........................................             35,625      425,838
 Reduction of debt.......................................................            (76,642)    (194,446)
                                                                                    --------    ---------
     Net cash provided by financing activities...........................             33,191      256,695
                                                                                    --------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS................................              6,074       90,349
CASH AND CASH EQUIVALENTS, beginning of period...........................            111,627       86,540
                                                                                    --------    ---------
CASH AND CASH EQUIVALENTS, end of period.................................           $117,701    $ 176,889
                                                                                    ========    =========
SUPPLEMENTAL CASH FLOW INFORMATION
 Capital expenditures in accounts payable................................           $  9,416    $  35,536

       The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

     The unaudited consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Pride International, Inc. (the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

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

2.  LONG-TERM DEBT

     Long-term debt as of June 30, 2000 and December 31, 1999 consisted of the following:


                                                     June 30,      December 31,
                                                       2000           1999
                                                     --------      ------------
                                                         (in thousands)
     9 3/8% Senior Notes due 2007.................   $325,000       $325,000
     10% Senior Notes due 2009....................    200,000        200,000
     Drillship loans..............................    337,135        356,491
     Limited-recourse collateralized term loans...     24,277         26,699
     Senior convertible note payable..............     21,250         21,250
     Collateralized term loans....................     14,204         18,771
     Note payable to seller.......................     24,556              -
     Other notes payable..........................      1,729          3,123
                                                     --------       --------
                                                      948,151        951,334
     Current portion of long-term debt............     57,989         53,097
                                                     --------       --------
     Long-term debt, net of current portion.......   $890,162       $898,237
                                                     ========       ========

     In connection with the construction of two new ultra-deepwater drillships, the Pride Africa and the Pride Angola, the Company and the two joint venture companies in which the Company has a 51% interest have financing arrangements with a group of banks that provided $400 million of the total cost of $470 million for the drillships. The loans with respect to the drillships are non-recourse to the joint venture partners.

     In connection with the drillship loans and the limited-recourse collateralized term loans, at June 30, 2000, $31.2 million of the Company's cash balances, which amount is included in cash and cash equivalents, is held in trust and is not available for use by the Company.

                           PRIDE INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.  RESTRUCTURING CHARGES

     During the first quarter of 1999, the Company implemented a restructuring plan to address the dramatic decline in drilling and workover activity that had occurred since the third quarter of 1998. The restructuring consisted of regional base consolidations, downsizing of administrative staffs and other reductions in personnel which resulted in a pretax charge of $38.5 million for current and future cash expenditures. During the fourth quarter of 1999, $1.8 million of the charge was reversed. Charges included the estimated costs of involuntary employee termination benefits, including severance, wage continuation, medical and other benefits, facility closures and other costs in connection with the restructuring plan. The Company incurred approximately $34.7 million of such costs attributable to involuntary employee termination benefits relating to 767 operational employees and 88 management and administrative employees, $900,000 attributable to facility closures and $1.1 million of other costs in connection with the restructuring.

4.  INCOME TAXES

     Although the Company incurred a loss of $1.5 million before income taxes for the three months ended June 30, 2000, the Company recorded a tax provision of $0.6 million, attributable primarily to operations in countries with deemed profit tax regimes in which the Company's tax liability is based on revenues rather than actual income or loss.

     The Company's consolidated effective income tax rate for the six months ended June 30, 2000 was approximately 37.3%, as compared to approximately 28.7% for the corresponding period in 1999. The increase in the effective tax rate for the six months ended June 30, 2000 resulted from the tax effect of certain operations in high effective tax rate jurisdictions.

5.  NET EARNINGS PER SHARE

     Basic net earnings per share has been computed based on the weighted average number of shares of common stock outstanding during the applicable period. As a result of net losses for the three months and six months ended June 30, 2000 and 1999, dilutive net earnings per share is the same as basic net earnings per share for such periods. Common shares issuable pursuant to outstanding stock options and convertible debt securities have been excluded from the calculation of diluted loss per share because their effect is antidilutive for these periods. The following table presents the number of shares of common stock excluded for each period:

                                            Three Months        Six Months
                                           Ended June 30,      Ended June 30,
                                           --------------      --------------
                                           2000      1999      2000      1999
                                           ----      ----      ----      ----
                                                    (in thousands)
     Shares of common stock               11,141    17,460    11,204    17,722

6.  ACQUISITION AND SALE OF COMMON EQUITY

     In April 2000, the Company's wholly owned subsidiary, Twin Oaks Financial Ltd. ("Twin Oaks"), acquired all the outstanding capital stock of Servicios Especiales San Antonio S.A. ("San Antonio") from Perez Companc S.A. ("Perez Companc"). The purchase price was $61 million, consisting of $35 million in cash and a $26 million promissory note of Twin Oaks guaranteed by San Antonio and payable in monthly installments equal to the lesser of (1) 25% of the revenues of San Antonio for the relevant month from services provided by it to Perez Companc and its affiliates or (2) $722,222. Interest on the outstanding balance of the note is payable quarterly at LIBOR plus 2.75%, which was 9.395% at June 30, 2000. Perez Companc is also entitled to "earn-out" payments of up to $12 million in the aggregate over the next four years. Assets acquired and liabilities assumed consisted of current assets of $32.1 million, long-term assets of $59.6 million, current liabilities of $76.4 million and long-term liabilities of $32.1 million, resulting in acquisition goodwill of $51.8 million. To finance the acquisition and to improve the Company's overall liquidity, the Company capitalized Twin Oaks with 4.5 million shares of the Company's common stock, and Twin Oaks, in turn, sold those shares to a fund managed by First Reserve Corporation ("First Reserve") for $72 million in cash. As a result of this transaction, First Reserve funds owned a total of 10.2 million shares of the Company's common stock at June 30, 2000, or approximately 15.7% of the total shares outstanding at that date.

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

8.  OTHER EVENTS

     The Company has a 26.4% equity interest in a joint venture company organized to construct, own and operate four dynamically positioned, Amethyst-class semisubmersible drillings rigs. Two of the rigs, the Pride Brazil and the Pride Carlos Walter, have been constructed in South Korea and are now undergoing equipment commissioning and testing. These two rigs are expected to be delivered by the shipyard by the end of 2000, subject to satisfactory completion of testing and resolution of outstanding construction contract matters.

     The other two rigs, the Amethyst 4 and Amethyst 5, are under construction in the United States. In early January 2000, the shipyard building the Amethyst 4 and Amethyst 5 notified the joint venture that construction of the rigs was being suspended because of alleged delays in receiving detailed engineering work and the joint venture's previous rejection of the shipyard's requests for extensions of the construction contract delivery dates. Subsequently, the shipyard asserted claims against the joint venture for an extension of the construction contract delivery dates on grounds of permissible delay within the terms of the construction contracts and damages for alleged breach of those contracts. In May 2000, the joint venture settled all of the shipyard's significant claims and the shipyard resumed construction of the Amethyst 4 and Amethyst 5. The Company currently expects that the Amethyst 4 and Amethyst 5 will be delivered by the shipyard in late 2001. The joint venture was formed to build, own and operate its four rigs under charter and service contracts with Petroleo Brasilerio S.A. ("Petrobras") having initial terms of six to eight years. Petrobras has threatened to cancel those contracts for late delivery of the rigs, and the joint venture has obtained a preliminary injunction in a Brazilian court against that cancellation. Based on Petrobras' announced deepwater drilling program and related rig requirements, the Company believes that Petrobras likely will employ all of the joint venture's rigs upon completion; however, there can be no assurance that any of the four rigs will be chartered to Petrobras or to any other customer.

  If Petrobras were to successfully cancel the charters for the rigs, such cancellation would constitute an event of default under the joint venture company's financing arrangements that are providing substantially all of the financing for construction of the rigs. The Company has provided the lenders financing construction of the Pride Brazil and Pride Carlos Walter with certain commitments and guarantees, the principal one being a guarantee for repayment of up to $32.4 million of loans aggregating up to $340 million. In November 1999, the joint venture issued $53 million of senior secured notes, which are partially secured by a Company guarantee of up to $30 million. The $32.4 million Company guarantee of borrowings under the credit facilities is separate from, and in addition to, the Company's guarantee of up to $30 million of the venture's senior secured notes. The Company's other commitments and guarantees to the lenders under the credit facilities for the Pride Brazil and Pride Carlos Walter include (a) a guarantee of the cost overruns of up to an aggregate of $6 million; (b) a guarantee of the cost of the two rigs in excess of related refund guarantees supporting their construction contracts and (c) guarantees relating to the performance of its subsidiaries and affiliates under their management agreements and charters relating to the rigs.

                           PRIDE INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  If Petrobras accepts delivery of the joint venture's rigs under the existing charters, it will be entitled to impose late delivery penalties which, in the case of the Pride Brazil and Pride Carlos Walter, could be as much as $29.4 million based on the dates those rigs are currently expected to commence operations under their respective Petrobras charters. In connection with the credit facilities for the Amethyst 4 and Amethyst 5, the Company has guaranteed payment of up to $20.5 million of late delivery penalties that are accruing and may be payable under the charters relating to those two rigs. If the Amethyst 4 and Amethyst 5 are completed and delivered to Petrobras under their existing charters, the maximum late delivery penalties Petrobras would be entitled to impose for those rigs would be $56.0 million. The Company has not expressly guaranteed payment of more than $20.5 million of late delivery penalties for any of the Amethyst rigs but may be called upon to advance 30% of those penalties if the venture does not have or is unable to obtain funds to pay those penalties or if Petrobras refuses to allow such penalties to be paid or charged against charter payments over the terms of the charters, as it has done in the past with offshore drilling rigs it has chartered from other firms.

9.  SEGMENT INFORMATION

     The following table sets forth selected consolidated financial information of the Company by operating segment for the periods indicated. Operating costs for the six month period ended June 30, 1999 include restructuring charges.

                                          Three Months Ended June 30,                Six Months Ended June 30,
                                       ---------------------------------            ---------------------------
                                            2000              1999                2000               1999
                                       --------------    ---------------   ----------------   ------------------
                                                        (in millions, except percentages)
Revenue:
 United States offshore.............   $ 29.7    13.2%   $ 23.4    13.9%   $ 51.7      13.1%   $ 51.8     16.1%
 International offshore.............     84.5    37.5      85.1    50.6     158.9      40.2     143.3     44.5
 International land.................     83.0    36.9      59.6    35.5     156.7      39.7     126.8     39.4
 E&P services.......................     27.8    12.4         -       -      27.8       7.0         -        -
                                       ------   -----    ------   -----    ------     -----    ------    -----
  Total revenue.....................    225.0   100.0     168.1   100.0     395.1     100.0     321.9    100.0
                                       ------   -----    ------   -----    ------     -----    ------    -----
Operating Costs:....................
 United States offshore.............     20.8    13.9      15.0    12.1      38.4      14.5      37.4     14.9
 International offshore.............     46.8    31.3      64.7    52.3      86.9      32.9     106.1     42.3
 International land.................     62.0    41.4      44.0    35.6     118.8      45.0     107.1     42.8
 E&P services.......................     20.1    13.4         -       -      20.1       7.6         -        -
                                       ------   -----    ------   -----    ------     -----    ------    -----
  Total operating costs.............    149.7   100.0     123.7   100.0     264.2     100.0     250.6    100.0
                                       ------   -----    ------   -----    ------     -----    ------    -----
Gross Margin:.......................
 United States offshore.............      8.9    11.8       8.4    18.8      13.3      10.2      14.4     20.2
 International offshore.............     37.7    50.1      20.4    46.1      72.0      55.0      37.2     52.1
 International land.................     21.0    27.9      15.6    35.1      37.9      28.9      19.7     27.7
 E&P services.......................      7.7    10.2         -       -       7.7       5.9         -        -
                                       ------   -----    ------   -----    ------     -----    ------    -----
  Total gross margin................   $ 75.3   100.0%   $ 44.4   100.0%   $130.9     100.0%   $ 71.3    100.0%
                                       ======   =====    ======   =====    ======     =====    ======    =====

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of Pride International, Inc.:

     We have reviewed the accompanying consolidated balance sheet of Pride International, Inc. as of June 30, 2000, and the related consolidated statement of operations for each of the three-month and six-month periods ended June 30, 2000 and 1999, and the related consolidated statement of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

     We have previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated March 30, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                                      PricewaterhouseCoopers LLP

Houston, Texas
August 10, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements as of June 30, 2000 and for the three-month and six-month periods ended June 30, 2000 and 1999 included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 1999. The following information contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.

GENERAL

     Pride is a leading international provider of contract drilling and related services, operating both offshore and on land. Currently, we operate a global fleet of 294 rigs, including two ultra-deepwater drillships, three semisubmersible rigs, 19 jackup rigs, six tender-assisted rigs, three barge rigs, 21 offshore platform rigs and 240 land-based drilling and workover rigs. We operate in more than 20 countries and marine provinces. The significant diversity of our rig fleet and areas of operations enables us to provide a broad range of services and to take advantage of market upturns while reducing our exposure to sharp downturns in any particular market sector or geographic region.

     Most recently, we have focused on increasing the size of our fleet capable of drilling in deeper waters. We have a 51% ownership interest in joint ventures that own and operate two ultra-deepwater drillships, the Pride Africa and the Pride Angola, and we have a 26.4% interest in a joint venture engaged in the construction of four fourth-generation Amethyst-class semisubmersible rigs. Two of these rigs, the Pride Brazil and the Pride Carlos Walter, have been constructed in Korea and are presently undergoing equipment commission and testing. The other two are under construction in the United States. We also have expanded the range of services we provide to our customers in South America with the acquisition in April 2000 of Servicios Especiales San Antonio S.A.

OUTLOOK

     With market conditions improving as a result of the increases in oil and gas prices since mid-1999, management anticipates continued increases in utilization and dayrates through the remainder of 2000. If commodity prices remain near their current levels, we expect that our financial results will improve throughout the year. However, due to the volatility of oil and gas prices, which affect the demand for our drilling services, we cannot predict with any certainty whether these improving conditions will continue to affect our financial results positively or whether commodity prices and demand for our services will decline substantially.

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

RESULTS OF OPERATIONS

     We have presented in the following table selected consolidated financial information by operating segment for the periods indicated. Operating costs for the six-month period ended June 30, 1999 include restructuring charges.


                                          Three Months Ended June 30,                Six Months Ended June 30,
                                       ---------------------------------   -------------------------------------
                                             2000              1999                2000               1999
                                       --------------    --------------    -----------------   ------------------
                                                        (in millions, except percentages)
Revenue:
 United States offshore.............   $ 29.7    13.2%   $ 23.4    13.9%   $ 51.7      13.1%   $ 51.8     16.1%
 International offshore.............     84.5    37.5      85.1    50.6     158.9      40.2     143.3     44.5
 International land.................     83.0    36.9      59.6    35.5     156.7      39.7     126.8     39.4
 E&P services.......................     27.8    12.4         -       -      27.8       7.0         -        -
                                       ------   -----    ------   -----    ------     -----    ------    -----
  Total revenue.....................    225.0   100.0     168.1   100.0     395.1     100.0     321.9    100.0
                                       ------   -----    ------   -----    ------     -----    ------    -----
Operating Costs:
 United States offshore.............     20.8    13.9      15.0    12.1      38.4      14.5      37.4     14.9
 International offshore.............     46.8    31.3      64.7    52.3      86.9      32.9     106.1     42.3
 International land.................     62.0    41.4      44.0    35.6     118.8      45.0     107.1     42.8
 E&P services.......................     20.1    13.4         -       -      20.1       7.6         -        -
                                       ------   -----    ------   -----    ------     -----    ------    -----
  Total operating costs.............    149.7   100.0     123.7   100.0     264.2     100.0     250.6    100.0
                                       ------   -----    ------   -----    ------     -----    ------    -----
Gross Margin:
 United States offshore.............      8.9    11.8       8.4    18.8      13.3      10.2      14.4     20.2
 International offshore.............     37.7    50.1      20.4    46.1      72.0      55.0      37.2     52.1
 International land.................     21.0    27.9      15.6    35.1      37.9      28.9      19.7     27.7
 E&P services.......................      7.7    10.2         -       -       7.7       5.9         -        -
                                       ------   -----    ------   -----    ------     -----    ------    -----
  Total gross margin................   $ 75.3   100.0%   $ 44.4   100.0%   $130.9     100.0%   $ 71.3    100.0%
                                       ======   =====    ======   =====    ======     =====    ======    =====

  Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999.

     Revenue. Revenue for the three months ended June 30, 2000 increased $56.9 million, or 33.8%, as compared to the corresponding period in 1999. Of this increase, $27.9 million related to the initiation of E&P services through the acquisition of Servicios Especiales San Antonio S.A. ("San Antonio"). Revenue from international land operations increased $23.4 million, primarily due to higher utilization of our land-based fleet in South America. Revenue from United States offshore operations increased $6.3 million, due to increased utilization of our Gulf of Mexico jackup and platform rigs. Revenue from international offshore operations was essentially unchanged, as increases from commencement of operations of our two new drillships, which generate substantially higher margins, were offset by lower utilization and day rates for our tender-assisted rigs and lower revenue from our management of rigs that we do not own.

     Operating Costs. Operating costs for the three months ended June 30, 2000 increased $26.0 million, or 21.0%, as compared to the corresponding period in 1999. Of this increase, $20.1 million related to the addition of E&P services through the acquisition of San Antonio, discussed above. Operating costs for international land operations increased $18.0 million, primarily due to higher utilization of our land-based fleet in South America. Operating costs for our United States offshore operations increased $5.8 million, due to increased utilization of our Gulf of Mexico jackup and platform rigs. These increases were partially offset by a decrease in operating costs of $19.9 million for our international offshore operations. Although operating costs for this segment increased with the commencement of operations of our two new drillships, such increase was more than offset by reduced operating costs due to lower utilization of many of our other international offshore rigs, primarily our tender-assisted rigs, as well as a reduction in activity levels for non-owned rigs that we manage.

     Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2000 increased $10.0 million, or 43.2%, as compared to the corresponding period in 1999. Of this amount, $3.2 million related to our two new drillships, $3.2 million was due to the assets acquired in the San Antonio acquisition, $2.0 million was attributable to the expansion of our other deepwater fleet assets and $1.6 million was related to the expansion of our Gulf of Mexico jackup rig fleet.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2000 increased $4.1 million, or 24.1%, as compared to the corresponding period in 1999. Of this increase, $2.8 million was attributable to the addition of the San Antonio operations and the remaining amount was due to increased insurance and personnel related expenses.

     Other Income (Expense). Other expense for the three months ended June 30, 2000 increased $7.9 million, or 60.2%, as compared to the corresponding period in 1999. Of this increase, $5.3 million was due to a decrease in capitalized interest in the second quarter of 2000 with the commencement of operations of our two newly-built drillships and $2.9 million related to increased borrowings to fund drillship construction and other deepwater asset expansion projects. These higher expenses in the second quarter of 2000 were partially offset by increased interest income of $1.3 million attributable to an increase in the average cash balances available for investment. Additionally, we recognized net losses on foreign currency exchange contracts of $1.3 million and an insurance gain of $2.2 million in Bolivia during the second quarter of 1999.

     Income Tax Provision. Although we incurred a loss of $1.5 million before income taxes for the three months ended June 30, 2000, we recorded a tax provision of $0.6 million, attributable primarily to operations in countries with deemed profit tax regimes in which our tax liability is based on revenues rather than actual income or loss.

  Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999.

     Revenue. Revenue for the six months ended June 30, 2000 increased $73.2 million, or 22.8%, as compared to the corresponding period in 1999. Of this increase, $27.8 million related to the addition of E&P services through the April 2000 acquisition of San Antonio, discussed above. Revenue from international land operations increased $29.9 million, primarily due to higher utilization of our land-based fleet in South America. Revenue from international offshore operations increased $15.6 million, primarily due to the commencement of operations of our two new drillships, partially offset by lower utilization and day rates for our tender-assisted rigs and lower revenue from our management of non-owned rigs. Revenue from United States offshore operations was essentially unchanged.

     Operating Costs. Operating costs for the six months ended June 30, 2000 increased $13.6 million, or 5.4%, as compared to the corresponding period in 1999. Of this increase, $20.1 million related to the addition of E&P services through the acquisition of San Antonio, discussed above. Operating costs for our international land operations increased $11.7 million, primarily due to higher utilization of our land-based fleet in South America. Operating costs for our United States offshore operations increased $1.0 million, due to increased utilization of our Gulf of Mexico jackup and platform rigs. These increases were offset by a decrease in operating costs of $19.2 million for our international offshore operations. Although operating costs for this segment increased with the commencement of operations of our two new drillships, such increase was more than offset by reduced operating costs due to lower utilization of many of our other international offshore rigs, primarily our tender-assisted rigs, as well as a reduction in activity levels for non-owned rigs that we manage.

     Depreciation and Amortization. Depreciation and amortization increased $14.5 million, or 31.3%, for the six months ended June 30, 2000 as compared to the corresponding period in 1999. Of this increase, $3.2 million related to the San Antonio acquisition, $5.7 million related to our two new drillships, $2.1 million related to the expansion of our other deepwater fleet assets and $3.5 million related to the expansion of our Gulf of Mexico jackup rig fleet.

     Selling, General and Administrative. Selling, general and administrative expenses decreased $27.2 million, or 42.0%, for the six months ended June 30, 2000 as compared to the corresponding period in 1999, as a result of non-recurring restructuring charges recorded in the first quarter of 1999 and the effect of reduced expenses as a result of the restructuring in the second quarter of 2000, offset by increases related to the acquisition of San Antonio and increased insurance and personnel expenses.

     Other Income (Expense). Other expense for the six months ended June 30, 2000 increased $15.4 million, or 64.5%, over the corresponding period in 1999. Of this increase, $14.7 million related to increased borrowings to fund drillship construction and other deepwater asset expansion projects, and $2.0 million related to net losses recognized on foreign currency exchange contracts during the current year period. These higher expenses for the first six months of 2000 were partially offset by increased interest income of $2.2 million attributable to an increase in the average cash balances available for investment. In addition, we recognized an insurance gain of $2.2 million in Bolivia in 1999.

     Income Tax Provision. Our consolidated effective income tax rate for the six months ended June 30, 2000 was approximately 37.3% as compared to approximately 28.7% for the corresponding period in 1999. The increase in the effective income tax rate for the six months ended June 30, 2000 resulted from the tax effect of the operations in high effective tax rate jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

     We had working capital of $66.0 million and $132.7 million as of June 30, 2000 and December 31, 1999, respectively. Our current ratio, the ratio of current assets to current liabilities, was 1.2 as of June 30, 2000 and 1.5 as of December 31, 1999. The decreases were attributable to the expenditure of cash and incurrence and assumption of debt in connection with the April 2000 San Antonio acquisition, certain capital expenditures, and the partial repayment of drillship and other loans. At June 30, 2000, we had approximately $47 million outstanding under short-term loans that we intend to repay with future draws under the long-term drillship loans.

     During the six-months ended June 30, 2000, our capital expenditures consisted of $61.4 million for acquisition of San Antonio, $22.0 million for the construction of the Pride Africa and the Pride Angola, $10.7 million for the acquisition and outfitting of a 3,000 horsepower land rig, $12.1 million relating to the acquisition of the Pride Cabinda jackup rig, $41.1 million for certain other construction and refurbishment expenditures begun in 1998 and 1999 and approximately $2.1 million for other enhancement and sustaining capital projects. We expect to spend approximately $20 to $30 million during the remainder of 2000 for enhancements and sustaining capital expenditures.

     At December 31, 1999, we had a senior revolving bank credit facility under which up to $50 million (including $30 million for letters of credit) was available. The credit facility was terminated in March 2000. We currently have senior bank credit facilities with foreign banks that provide aggregate availability of up to $190.0 million. The credit facilities terminate between August 2000 and February 2005. Borrowings under each of the credit facilities bear interest at variable rates based on LIBOR plus a spread ranging from 0.35% to 1.70%. As of June 30, 2000, there were no advances outstanding under these credit facilities.

     We have a senior secured credit facility with a U.S. bank under which up to $25 million of letters of credit may be issued. Outstanding letters of credit issued under this credit facility are secured by our cash and cash equivalents maintained at such bank. The letter of credit facility expires in March 2003. As of June 30, 2000, there were $18.9 million of letters of credit issued under this credit facility.

     In connection with the construction of the Pride Africa and the Pride Angola, we and the two joint venture companies in which we have a 51% interest have financing arrangements with a group of banks that provided $400 million of the total cost of $470 million for the drillships. The loans with respect to the drillships are non-recourse to the joint venture partners.

     Pride has a 26.4% equity interest in a joint venture company organized to construct, own and operate four dynamically positioned, Amethyst-class semisubmersible drilling rigs. Two of the rigs, the Pride Brazil and the Pride Carlos Walter, have been constructed in South Korea and are now undergoing equipment commissioning and testing. These two rigs are expected to be delivered by the shipyard by the end of 2000, subject to satisfactory completion of testing and resolution of outstanding construction contract matters.

  The other two rigs, the Amethyst 4 and Amethyst 5, are under construction in the United States. In early January 2000, the shipyard building the Amethyst 4 and Amethyst 5 notified the joint venture that construction of the rigs was being suspended because of alleged delays in receiving detailed engineering work and the joint venture's previous rejection of the shipyard's requests for extensions of the construction contract delivery dates. Subsequently, the shipyard asserted claims against the joint venture for an extension of the construction contract delivery dates on grounds of permissible delay within the terms of the construction contracts and damages for alleged breech of those contracts. In May 2000, the joint venture settled all of the shipyard's significant claims and the shipyard resumed construction of the Amethyst 4 and Amethyst 5. We currently expect that the Amethyst 4 and Amethyst 5 will be delivered by the shipyard in late 2001. The joint venture was formed to build, own and operate its four rigs under charter and service contracts with Petroleo Brasilerio S.A. ("Petrobras") having initial terms of six to eight years. Petrobras has threatened to cancel those contracts for late delivery of the rigs, and the joint venture has obtained a preliminary injunction in a Brazilian court against that cancellation. Based on Petrobras' announced deepwater drilling program and related rig requirements, we believe that Petrobras likely will employ all of the joint venture's rigs upon completion; however, there can be no assurance that any of the four rigs will be chartered to Petrobras or to any other customer.

  If Petrobras were to successfully cancel the charters for the rigs, such cancellation would constitute an event of default under the joint venture company's financing arrangements that are providing substantially all of the financing for construction of the rigs. Pride has provided the lenders financing construction of the Pride Brazil and Pride Carlos Walter with certain commitments and guarantees, the principal one being a guarantee for repayment of up to $32.4 million of loans aggregating up to $340 million. In November 1999, the joint venture issued $53 million of senior secured notes, which are partially secured by a Pride guarantee of up to $30 million. The $32.4 million Pride guarantee of borrowings under the credit facilities is separate from, and in addition to, Pride's guarantee of up to $30 million of the venture's senior secured notes. Pride's other commitments and guarantees to the lenders under the credit facilities for the Pride Brazil and Pride Carlos Walter include (a) a guarantee of the cost overruns of up to an aggregate of $6 million; (b) a guarantee of the cost of the two rigs in excess of related refund guarantees supporting their construction contracts and (c) guarantees relating to the performance of our subsidiaries and affiliates under their management agreements and charters relating to the rigs.

  If Petrobras accepts delivery of the joint venture's rigs under the existing charters, it will be entitled to impose late delivery penalties which, in the case of the Pride Brazil and Pride Carlos Walter, could be as much as $29.4 million based on the dates those rigs are currently expected to commence operations under their respective Petrobras charters. In connection with the credit facilities for the Amethyst 4 and Amethyst 5, Pride has guaranteed payment of up to $20.5 million of late delivery penalties that are accruing and may be payable under the charters relating to those two rigs. If the Amethyst 4 and Amethyst 5 are completed and delivered to Petrobras under their existing charters, the maximum late delivery penalties Petrobras would be entitled to impose for those rigs would be $56.0 million. Pride has not expressly guaranteed payment of more than $20.5 million of late delivery penalties for any of the Amethyst rigs but may be called upon to advance 30% of those penalties if the venture does not have or is unable to obtain funds to pay those penalties or if Petrobras refuses to allow such penalties to be paid or charged against charter payments over the terms of the charters, as it has done in the past with offshore drilling rigs it has chartered from other firms.

     In April 2000, our wholly owned subsidiary, Twin Oaks Financial Ltd. ("Twin Oaks"), acquired all the outstanding capital stock of San Antonio from Perez Companc S.A. ("Perez Companc"). The purchase price was $61 million, consisting of $35 million in cash and a $26 million promissory note of Twin Oaks guaranteed by San Antonio and payable in monthly installments equal to the lesser of (1) 25% of the revenues of San Antonio for the relevant month from services provided by it to Perez Companc and its affiliates or (2) $722,222. Interest on the outstanding balance of the note is payable quarterly at LIBOR plus 2.75%, which was 9.395% at June 30, 2000. Perez Companc is also entitled to "earn-out" payments of up to $12 million in the aggregate over the next four years. To finance the acquisition and to improve the Company's overall liquidity, the Company capitalized Twin Oaks with 4.5 million shares of our common stock, and Twin Oaks, in turn, sold those shares to a fund managed by First Reserve Corporation ("First Reserve") for $72 million in cash. As a result of this transaction, First Reserve funds owned a total of 10.2 million shares of our common stock at June 30, 2000, or approximately 15.7% of the total shares outstanding at that date.

     In connection with our drillship loans and limited-recourse collateralized term loans, at June 30, 2000, $31.2 million of our cash balances, which amount is included in cash and cash equivalents, is held in trust and is not available for use by the company.

     At June 30, 2000, we had approximately $1.3 billion of debt and capital lease obligations. We do not expect that our level of total indebtedness will have a material adverse impact on our financial position, results of operations or liquidity in future periods.

     Management believes that the cash and cash equivalents on hand, together with the cash generated from our operations and borrowings under our credit facilities, will be adequate to fund normal ongoing capital expenditures, working capital and debt service requirements for the foreseeable future.

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

 .  employment of rigs by Petrobras and impact of late-delivery penalties and

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

     Interest Rate Risk. We are exposed to interest rate risk through our convertible and fixed rate long-term debt. The fair market value of fixed rate debt will increase as prevailing interest rates decrease. The fair value of our long-term debt is estimated based on quoted market prices where applicable, or based on the present value of expected cash flows relating to the debt discounted at rates currently available to us for long-term borrowings with similar terms and maturities. The estimated fair value of our long-term debt as of June 30, 2000 was approximately $1.14 billion, which is approximately the same as its carrying value. A hypothetical 10% decrease in interest rates would increase the fair market value of our long-term debt by approximately $47 million.

     We enter into interest rate swap and cap agreements to manage our exposure to interest rate risk. As of June 30, 2000, we held interest rate swap and cap agreements covering $354 million, fixing our interest payments on related debt at 7.5%. The weighted average interest rate incurred on the related debt in the first half of 2000 excluding the swap agreements was 8.2%. The fair market value of our interest rate swap and cap agreements is determined based upon discounted expected future cash flows using the market interest rate at the balance sheet date. The estimated fair value of our interest rate swap and cap agreements as of June 30, 2000 was a gain of approximately $9.3 million. A hypothetical 10% decrease in interest rates would decrease the fair market value of our interest rate swap and cap agreements by approximately $9.0 million. The change in the cash flows from the interest rate swap and cap agreements would be offset by a corresponding change in interest expense on the related debt.

     Foreign Currency Exchange Rate Risk. We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which expose us to foreign exchange rate risk. We utilize forward exchange contracts, local currency borrowings and the payment structure of customer contracts to selectively mitigate our exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currencies. A hypothetical 10% increase in the U.S. dollar relative to the value of all foreign currencies as of June 30, 2000 would result in an approximate $4.3 million decrease in the fair value of our forward exchange contracts. We do not hold or issue forward exchange contracts or other derivative financial instruments for speculative purposes.

                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Our annual meeting of shareholders was held in Houston, Texas on May 23, 2000 for the purpose of voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation.

     Shareholders approved and ratified the issuance on March 31, 2000 of 4,500,000 shares of our common stock to First Reserve Fund VIII, L.P. by the following vote:

     Affirmative votes................. 35,857,736
     Negative votes....................     57,623
     Abstentions.......................  1,509,016
     Shares not voted.................. 27,587,041

     Shareholders ratified the appointment of PricewaterhouseCoopers LLP as our independent accountants for 2000 by the following vote:

     Affirmative votes................. 37,253,850
     Negative votes....................     54,012
     Abstentions.......................    117,573
     Shares not voted.................. 27,585,981

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits*

EXHIBIT NO.           DESCRIPTION
-----------           -----------

    15.1       --   Awareness Letter of PricewaterhouseCoopers LLP

    27         --   Financial Data Schedule

______________
* During the three months ended June 30, 2000 the Company entered into debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(v) of Item 601(b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.


(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     PRIDE INTERNATIONAL, INC.


                                     By:     EARL W. McNIEL
                                        -----------------------------
                                            (Earl W. McNiel)
                                            Vice President and Chief
                                            Financial Officer

Date:  August 14, 2000