Form 10-Q
period 2000-09-30
PRIDE INTERNATIONAL INC
filed 2000-11-14
CIK 833081

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                      OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                       COMMISSION FILE NUMBER:  1-13289
                            ----------------------
                           PRIDE INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

                LOUISIANA                            76-0069030
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)             Identification No.)

    5847 SAN FELIPE, SUITE 3300
            HOUSTON, TEXAS                             77057
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

                                             Outstanding as of November 10, 2000
     Common Stock, no par value                67,087,764


===============================================================================

                           PRIDE INTERNATIONAL, INC.

                                     INDEX

                                                                               PAGE NO.
                                                                              --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheet as of September 30, 2000 and December 31, 1999...   2
     Consolidated Statement of Operations for the three months ended
       September 30, 2000 and 1999...............................................   3
     Consolidated Statement of Operations for the nine months ended
       September 30, 2000 and 1999...............................................   4
     Consolidated Statement of Cash Flows for the nine months ended
       September 30, 2000 and 1999...............................................   5
     Notes to Unaudited Consolidated Financial Statements........................   6
     Report of Independent Accountants...........................................  11

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..................................................  12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............  18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................  19

Item 6.  Exhibits and Reports on Form 8-K........................................  19

Signatures.......................................................................  20

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           PRIDE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)

                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                      2000            1999
                                                                 -------------    ------------
                                                                  (UNAUDITED)
                            ASSETS
CURRENT ASSETS
 Cash and cash equivalents....................................      $  129,507      $  111,627
 Short-term investments.......................................               -          42,877
 Trade receivables, net.......................................         204,349         129,311
 Parts and supplies...........................................          47,873          36,295
 Other current assets.........................................          68,655          77,380
                                                                    ----------      ----------
  Total current assets........................................         450,384         397,490
                                                                    ----------      ----------
PROPERTY AND EQUIPMENT, net...................................       1,997,362       1,893,680
                                                                    ----------      ----------
OTHER ASSETS
 Investments in affiliates....................................          54,012          51,012
 Goodwill, net................................................          53,926           3,120
 Other assets, net............................................          53,096          43,375
                                                                    ----------      ----------
  Total other assets..........................................         161,034          97,507
                                                                    ----------      ----------
                                                                    $2,608,780      $2,388,677
                                                                    ==========      ==========
              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable.............................................      $  134,875      $  106,391
 Accrued expenses.............................................         127,789          96,593
 Short-term borrowings........................................          55,291             402
 Current portion of long-term debt............................          89,028          53,097
 Current portion of long-term lease obligations...............           8,526           8,336
                                                                    ----------      ----------
  Total current liabilities...................................         415,509         264,819
                                                                    ----------      ----------
DEFERRED REVENUE AND OTHER LONG-TERM LIABILITIES.............          72,596          51,163
LONG-TERM DEBT, net of current portion........................         856,100         898,237
LONG-TERM LEASE OBLIGATIONS, net of current portion...........          28,911          34,176
ZERO COUPON CONVERTIBLE SUBORDINATED DEBENTURES...............         224,213         216,473
DEFERRED INCOME TAXES.........................................          38,130          48,064
MINORITY INTEREST.............................................          44,739          50,476
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
 Common stock, no par value; 100,000,000 shares authorized;
  66,844,561 and 60,470,552 shares issued and 66,790,341
  and 60,416,332 shares outstanding, respectively.............               1               1
 Paid-in capital..............................................         748,532         637,424
 Treasury stock, at cost......................................            (191)           (191)
 Retained earnings............................................         180,240         188,035
                                                                    ----------      ----------
  Total shareholders' equity..................................         928,582         825,269
                                                                    ----------      ----------
                                                                    $2,608,780      $2,388,677
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

                           PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                  ------------------
                                                                   2000        1999
                                                                  ------      ------
REVENUE...................................................        $231,810    $142,128
OPERATING COSTS...........................................         149,814      98,936
                                                                  --------    --------
 Gross margin.............................................          81,996      43,192
DEPRECIATION AND AMORTIZATION.............................          34,229      23,839
SELLING, GENERAL AND ADMINISTRATIVE.......................          20,799      16,318
                                                                  --------    --------
EARNINGS FROM OPERATIONS..................................          26,968       3,035
                                                                  --------    --------
OTHER INCOME (EXPENSE)
 Other income (expense), net..............................           2,797       2,586
 Interest income..........................................           2,470       3,180
 Interest expense.........................................         (24,539)    (16,913)
                                                                  --------    --------
  Total other income (expense), net.......................         (19,272)    (11,147)
                                                                  --------    --------
EARNINGS (LOSS) BEFORE INCOME TAXES & MINORITY INTEREST...           7,696      (8,112)
INCOME TAX PROVISION (BENEFIT)............................           2,382      (1,869)
MINORITY INTEREST.........................................           4,185          97
                                                                  --------    --------
NET EARNINGS (LOSS).......................................        $  1,129    $ (6,340)
                                                                  ========    ========
NET EARNINGS (LOSS) PER SHARE:
  Basic...................................................        $    .02    $   (.11)
  Diluted.................................................        $    .02    $   (.11)
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic...................................................          65,701      56,194
  Diluted.................................................          68,013      56,194

              The accompanying notes are an integral part of the
                       consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                        ------------------
                                                                         2000        1999
                                                                        ------      ------
REVENUE....................................................            $626,957    $464,030
OPERATING COSTS............................................             414,053     336,714
RESTRUCTURING CHARGES......................................                   -      12,817
                                                                       --------    --------
 Gross margin..............................................             212,904     114,499
DEPRECIATION AND AMORTIZATION..............................              95,263      70,338
SELLING, GENERAL AND ADMINISTRATIVE........................              58,358      55,337
RESTRUCTURING CHARGES......................................                   -      25,700
                                                                       --------    --------
EARNINGS (LOSS) FROM OPERATIONS............................              59,283     (36,876)
                                                                       --------    --------
OTHER INCOME (EXPENSE)
 Other income (expense), net...............................               1,332       4,014
 Interest income...........................................               6,933       5,439
 Interest expense..........................................             (66,700)    (44,403)
                                                                       --------    --------
  Total other income (expense), net........................             (58,435)    (34,950)
                                                                       --------    --------
EARNINGS (LOSS) BEFORE INCOME TAXES & MINORITY INTEREST....                 848     (71,826)
INCOME TAX PROVISION (BENEFIT).............................                (169)    (20,134)
MINORITY INTEREST..........................................               8,812         960
                                                                       --------    --------
NET EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM..............              (7,795)    (52,652)
EXTRAORDINARY GAIN, NET....................................                   -       3,884
                                                                       --------    --------
NET EARNINGS (LOSS)........................................            $ (7,795)   $(48,768)
                                                                       ========    ========
NET EARNINGS (LOSS) PER SHARE BEFORE EXTRAORDINARY ITEM:
  Basic....................................................            $   (.12)   $  (1.00)
  Diluted..................................................            $   (.12)   $  (1.00)
NET EARNINGS (LOSS) PER SHARE AFTER EXTRAORDINARY ITEM:
  Basic....................................................            $   (.12)   $   (.93)
  Diluted..................................................            $   (.12)   $   (.93)
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic....................................................              63,774      52,526
  Diluted..................................................              63,774      52,526

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                      ------------------
                                                                                         2000         1999
                                                                                      ---------    ---------
OPERATING ACTIVITIES
  Net earnings (loss)......................................................           $  (7,795)   $ (48,768)
  Adjustments to reconcile net earnings (loss) to net
     cash provided by operating activities -
     Depreciation and amortization.........................................              95,263       70,338
     Discount amortization on zero coupon convertible subordinated
       debentures..........................................................               7,740        8,183
     Gain on sale of assets................................................              (1,717)        (697)
     Deferred tax provision (benefit)......................................             (12,990)     (44,614)
     Minority interest.....................................................               8,812        1,042
     Extraordinary item....................................................                   -       (6,825)
     Changes in assets and liabilities, net of effects of acquisitions -
       Trade receivables...................................................             (53,656)      55,093
       Parts and supplies..................................................              (4,693)         493
       Other current assets................................................               1,613       (3,198)
       Other assets........................................................              (8,316)      (6,646)
       Accounts payable....................................................               4,743      (21,180)
       Accrued expenses....................................................              12,019       34,176
       Other liabilities...................................................              12,433       15,432
                                                                                      ---------    ---------
          Net cash provided by operating activities........................              53,456       52,829
                                                                                      ---------    ---------
INVESTING ACTIVITIES
  Purchase of net assets of acquired entities, less cash acquired..........             (45,755)           -
  Purchases of property and equipment......................................            (111,909)    (320,029)
  Proceeds from sales of property and equipment............................               2,858       98,104
  Investments in affiliates................................................              (3,000)       1,035
  Proceeds from sales of short-term investments............................              72,931            -
  Purchases of short-term investments......................................             (30,054)           -
                                                                                      ---------    ---------
          Net cash used in investing activities............................            (114,929)    (220,890)
                                                                                      ---------    ---------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock...................................             105,700       37,500
  Proceeds from exercise of stock options..................................               4,414          445
  Proceeds from debt borrowings............................................              52,047      454,281
  Reduction of debt........................................................             (82,808)    (215,228)
                                                                                      ---------    ---------
          Net cash provided by financing activities........................              79,353      276,998
                                                                                      ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS..................................              17,880      108,937
CASH AND CASH EQUIVALENTS, beginning of period.............................             111,627       86,540
                                                                                      ---------    ---------
CASH AND CASH EQUIVALENTS, end of period...................................           $ 129,507    $ 195,477
                                                                                      =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION
  Capital expenditures in accounts payable.................................           $  30,983    $   8,525

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

2.  LONG-TERM DEBT

     Long-term debt as of September 30, 2000 and December 31, 1999 consisted of the following:

                                                        SEPTEMBER 30,   DECEMBER 31,
                                                            2000           1999
                                                        -------------   ------------
                                                            (IN THOUSANDS)
     9 3/8% Senior Notes due 2007.................        $325,000       $325,000
     10% Senior Notes due 2009....................         200,000        200,000
     Drillship loans..............................         337,135        356,491
     Limited-recourse collateralized term loans...          23,021         26,699
     Senior convertible note payable..............          21,250         21,250
     Collateralized term loans....................          12,543         18,771
     Note payable to seller.......................          22,389              -
     Other notes payable..........................           3,790          3,123
                                                          --------       --------
                                                           945,128        951,334
     Current portion of long-term debt............          89,028         53,097
                                                          --------       --------
     Long-term debt, net of current portion.......        $856,100       $898,237
                                                          ========       ========

     In connection with the construction of two new ultra-deepwater drillships, the Pride Africa and the Pride Angola, the two joint venture companies in which the Company has a 51% interest have financing arrangements with a group of banks for up to $398 million of the total cost of $470 million for the drillships. As of September 30, 2000, loans totaling $337.1 million were outstanding under the arrangements, and $47.0 million was undrawn. These loans are secured by the two drillships and proceeds from the related drilling contracts and are non-recourse to the joint venture partners.

     As of September 30, 2000, $28.9 million of the Company's cash balances, which amount is included in cash and cash equivalents, consists of funds held in trust in connection with the drillship loans and the limited-recourse collateralized term loans and is not available for use by the Company.

     The Company has a senior secured credit facility with a U.S. bank under which up to $25 million of letters of credit may be issued. Outstanding letters of credit issued under this credit facility are secured by the Company's cash and cash equivalents maintained at such bank. The letter of credit facility expires in March 2003. As of September 30, 2000, there were $12.6 million of letters of credit issued under this credit facility.

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

4.  INCOME TAXES

     The Company's consolidated effective income tax rate for the three months ended September 30, 2000 was 31.0% as compared to 23.0% for the corresponding period in 1999. The increase in the effective tax rate resulted primarily from operations in certain non-U.S. countries with deemed profit tax regimes in which the Company's tax liability is based on revenues rather than actual income or loss.

     The Company's consolidated effective income tax rate for the nine months ended September 30, 2000 was 19.9%, as compared to 28.0% for the corresponding period in 1999. The decrease in the effective income tax rate for the nine months ended September 30, 2000 resulted from the tax effect of certain operations in low effective tax rate jurisdictions.

5.  NET EARNINGS PER SHARE

     Basic net earnings per share has been computed based on the weighted average number of shares of common stock outstanding during the applicable period. Diluted net earnings per share for the three months ended September 30, 2000 has been computed assuming the exercise of 2.3 million stock options and warrants outstanding during the period. Common shares issuable pursuant to outstanding convertible debt securities have been excluded from the calculation of diluted earnings per share for the three months ended September 30, 2000, because their effect is antidilutive. As a result of net losses for the three months ended September 30, 1999 and nine months ended September 30, 2000 and 1999, diluted net earnings per share is the same as basic net earnings per share for such periods. Common shares issuable pursuant to outstanding stock options and convertible debt securities have been excluded from the calculation of diluted loss per share because their effect is antidilutive for these periods. The following table presents the number of shares of common stock excluded for each period:


                                                               THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                              -------------------   ------------------------
                                                                 2000       1999           2000        1999
                                                              -------    -------        -------    --------
                                                                             (IN THOUSANDS)
Shares of common stock excluded from diluted calculation...     7,340     15,291         11,394      17,314

                           PRIDE INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6.  ACQUISITIONS AND SALES OF COMMON EQUITY

     In April 2000, the Company's wholly-owned subsidiary, Twin Oaks Financial Ltd. ("Twin Oaks"), acquired all the outstanding capital stock of Servicios Especiales San Antonio S.A. ("San Antonio") from Perez Companc S.A. ("Perez Companc"). The purchase price was $61 million, consisting of $35 million in cash and a $26 million promissory note of Twin Oaks guaranteed by San Antonio and payable in monthly installments equal to the lesser of (a) 25% of the revenues of San Antonio for the relevant month from services provided by it to Perez Companc and its affiliates or (b) $722,222. Interest on the outstanding balance of the note is payable quarterly at LIBOR plus 2.75%, (9.3675% as of September 30, 2000). Perez Companc is also entitled to "earn-out" payments of up to $12 million in the aggregate until April 2004. Assets acquired and liabilities assumed consisted of current assets of $32.1 million, long-term assets of $59.6 million, current liabilities of $77.4 million and long-term liabilities of $32.1 million, resulting in acquisition goodwill of $52.8 million. To finance the acquisition and to improve the Company's overall liquidity, the Company capitalized Twin Oaks with 4.5 million shares of the Company's common stock, and Twin Oaks, in turn, sold those shares to a fund managed by First Reserve Corporation ("First Reserve") for $72 million in cash. First Reserve funds owned a total of 10.2 million shares of the Company's common stock as of September 30, 2000, or approximately 15.3% of the total shares outstanding at that date.

  In June 2000, the Company established the Pride International, Inc. Direct Stock Purchase Plan which provides a convenient way for investors to purchase shares of the Company's common stock without paying brokerage commissions or service charges. Under this plan, the Company sold 1.4 million shares during the three months ended September 30, 2000 for $33.7 million.

  In September 2000, the Company acquired the remaining 40% minority interest in Compania Boliviana de Perforacion S.A.M. for $11.6 million in cash, increasing the Company's ownership to 100%.

                           PRIDE INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

  In September 2000, the Company entered into an agreement to buy two semisubmersible drilling rigs located in the North Sea for $42 million in cash, $75 million in shares of its common stock and a warrant to purchase 400,000 shares of the Company's common stock. The transaction is subject to execution of a definitive purchase agreement and certain other conditions, and is expected to be completed by year-end.

  In October 2000, the Company acquired a 250-foot water depth jackup drilling rig for $22 million in cash. The Company had been operating the rig under a bare boat charter arrangement offshore Bangladesh since September 1999.


7.  COMMITMENTS AND CONTINGENCIES

     The Company is routinely involved in litigation incidental to its business, which at times involves claims for significant monetary amounts, some of which would not be covered by insurance. The Company was recently named as a defendant in a proposed class action suit filed on behalf of offshore workers against a number of major offshore drilling companies. The allegation is that the companies "conspired to fix wages and benefits paid to drilling employees." The plaintiff seeks an unspecified amount of treble damages and other relief on behalf of himself and the alleged class. The Company believes the case is without merit and will vigorously contest it. In the opinion of management, none of the Company's existing litigation should have a material adverse effect on the Company's financial position, results of operations or cash flows.

8.  OTHER EVENTS

     The Company has a 26.4% equity interest in a joint venture company organized to construct, own and operate four dynamically positioned, Amethyst-class semisubmersible drillings rigs. Two of the rigs, the Pride Brazil and the Pride Carlos Walter, have been constructed in South Korea and are now undergoing equipment commissioning and testing. These two rigs are expected to be delivered by the shipyard in December 2000 and January 2001, respectively.

     The other two rigs, the Amethyst 4 and Amethyst 5, are under construction in the United States. The Company currently expects that the Amethyst 4 and Amethyst 5 will be delivered by the shipyard in late 2001. The joint venture was formed to build, own and operate its four rigs under charter and service contracts with Petroleo Brasilerio S.A. ("Petrobras") having initial terms of six to eight years. Petrobras has given notice of its intention to cancel those contracts for late delivery of the rigs, and the joint venture has obtained a preliminary injunction in a Brazilian court against that cancellation. Based on Petrobras' announced deepwater drilling program and related rig requirements, the Company believes that Petrobras likely will employ at least two of the joint venture's rigs, the Pride Brazil and the Pride Carlos Walter. However, there can be no assurance that any of the four rigs will be chartered to Petrobras or to any other customer.

  If Petrobras were to cancel the charters for the Pride Brazil and the Pride Carlos Walter, such cancellation would constitute an event of default under the joint venture company's financing arrangements that are providing substantially all of the financing for construction of those rigs. The Company has provided the lenders financing construction of the Pride Brazil and Pride Carlos Walter with certain commitments and guarantees, the principal one being a guarantee for repayment of up to $32.4 million of loans aggregating up to $340 million. In November 1999, the joint venture issued $53 million of senior secured notes, which are partially secured by a Company guarantee of up to $30 million. The $32.4 million Company guarantee of borrowings under the credit facilities is separate from, and in addition to, the Company's guarantee of up to $30 million of the venture's senior secured notes. The Company's other commitments and guarantees to the lenders under the credit facilities for the Pride Brazil and Pride Carlos Walter include (a) a guarantee of cost overruns of up to an aggregate of $6 million; (b) a guarantee of the cost of the two rigs in excess of related refund guarantees supporting their construction contracts and (c) guarantees relating to the performance of its subsidiaries and affiliates under their management agreements and charters relating to the rigs.

                           PRIDE INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

9.  SEGMENT INFORMATION

     The following table sets forth selected consolidated financial information of the Company by operating segment for the periods indicated. Operating costs for the nine-month period ended September 30, 1999 include restructuring charges.


                                        THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                       ----------------------------------   ---------------------------------
                                             2000               1999              2000              1999
                                       --------------     --------------    --------------    --------------
                                                         (in millions, except percentages)
Revenue:
 United States offshore.............   $ 37.5     16.2%   $ 16.8    11.8%   $ 89.2    14.2%   $ 68.6    14.8%
 International offshore.............     78.9     34.0      60.7    42.7     237.8    37.9     204.0    44.0
 International land.................     88.9     38.4      64.6    45.5     245.6    39.2     191.4    41.2
 E&P services.......................     26.5     11.4         -       -      54.3     8.7         -       -
                                       ------    -----    ------   -----    ------   -----    ------   -----
  Total revenue.....................    231.8    100.0     142.1   100.0     626.9   100.0     464.0   100.0
                                       ------    -----    ------   -----    ------   -----    ------   -----
Operating Costs:....................
 United States offshore.............     23.8     15.9      14.7    14.9      62.2    15.0      52.1    14.9
 International offshore.............     42.5     28.4      36.3    36.7     129.4    31.3     142.4    40.8
 International land.................     64.3     42.9      47.9    48.4     183.1    44.2     155.0    44.3
 E&P services.......................     19.2     12.8         -       -      39.3     9.5         -       -
                                       ------    -----    ------   -----    ------   -----    ------   -----
  Total operating costs.............    149.8    100.0      98.9   100.0     414.0   100.0     349.5   100.0
                                       ------    -----    ------   -----    ------   -----    ------   -----
Gross Margin:.......................
 United States offshore.............     13.7     16.7       2.1     4.8      27.0    12.7      16.5    14.5
 International offshore.............     36.4     44.4      24.4    56.5     108.4    50.9      61.6    53.7
 International land.................     24.6     30.0      16.7    38.7      62.5    29.4      36.4    31.8
 E&P services.......................      7.3      8.9         -       -      15.0     7.0         -       -
                                       ------    -----    ------   -----    ------   -----    ------   -----
  Total gross margin................   $ 82.0    100.0%   $ 43.2   100.0%   $212.9   100.0%   $114.5   100.0%
                                       ======    =====    ======   =====    ======   =====    ======   =====

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Pride International, Inc.:

     We have reviewed the accompanying consolidated balance sheet of Pride International, Inc. as of September 30, 2000, and the related consolidated statement of operations for each of the three-month and nine-month periods ended September 30, 2000 and 1999, and the related consolidated statement of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Houston, Texas
November 13, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements as of September 30, 2000 and for the three-month and nine-month periods ended September 30, 2000 and 1999 included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 1999. The following information contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.

GENERAL

     Pride is a leading international provider of contract drilling and related services, operating both offshore and on land. Currently, we operate a global fleet of 294 rigs, including two ultra-deepwater drillships, three semisubmersible rigs, 19 jackup rigs, five tender-assisted rigs, three barge rigs, 21 offshore platform rigs and 241 land-based drilling and workover rigs. We operate in more than 20 countries and marine provinces. The significant diversity of our rig fleet and areas of operations enables us to provide a broad range of services and to take advantage of market upturns while reducing our exposure to sharp downturns in any particular market sector or geographic region.

          Most recently, we have focused on increasing the size of our fleet capable of drilling in deeper waters. We have a 51% ownership interest in joint ventures that own and operate two ultra-deepwater drillships, the Pride Africa and the Pride Angola, that were placed in service in October 1999 and May 2000, respectively. We have a 26.4% interest in a separate joint venture that is engaged in the construction of four fourth-generation Amethyst-class semisubmersible rigs. Two of these rigs, the Pride Brazil and the Pride Carlos Walter, have been constructed in Korea and are currently undergoing equipment commissioning and testing. The other two rigs are under construction in the United States. In September 2000, we entered into an agreement to buy two semisubmersible drilling rigs located in the North Sea. We also have expanded the range of services we provide to our customers in South America with the acquisition in April 2000 of Servicios Especiales San Antonio S.A. ("San Antonio").

OUTLOOK

          With market conditions improving as a result of the increases in oil and gas prices since mid-1999, management anticipates continued increases in utilization and dayrates through the remainder of 2000. If commodity prices remain near their current levels, we expect that our financial results will improve in the fourth quarter of 2000 and throughout 2001. However, due to the volatility of oil and gas prices, which affect the demand for our drilling services, we cannot predict with any certainty whether these improving conditions will continue to affect our financial results positively or whether commodity prices and demand for our services will decline substantially.

          The depressed industry conditions over the latter part of 1998 and in 1999 led us to reduce our workforce significantly. In the first quarter of 1999, we recorded charges of $28.9 million, net of income taxes, for current and future cash expenditures related to a company-wide restructuring plan implemented to address the dramatic decline in drilling and workover activity. We believe the restructuring has resulted in annual cost savings in excess of $25 million.

RESULTS OF OPERATIONS

     We have presented in the following table selected consolidated financial information by operating segment for the periods indicated. Operating costs for the nine-month period ended September 30, 1999 include restructuring charges.

                                        THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                       ----------------------------------   ---------------------------------
                                             2000               1999              2000              1999
                                       ---------------    --------------    --------------    --------------
                                                           (in millions, except percentages)
Revenue:
 United States offshore.............   $ 37.5     16.2%   $ 16.8    11.8%   $ 89.2    14.2%   $ 68.6    14.8%
 International offshore.............     78.9     34.0      60.7    42.7     237.8    37.9     204.0    44.0
 International land.................     88.9     38.4      64.6    45.5     245.6    39.2     191.4    41.2
 E&P services.......................     26.5     11.4         -       -      54.3     8.7         -       -
                                       ------    -----    ------   -----    ------   -----    ------   -----
  Total revenue.....................    231.8    100.0     142.1   100.0     626.9   100.0     464.0   100.0
                                       ------    -----    ------   -----    ------   -----    ------   -----
Operating Costs:....................
 United States offshore.............     23.8     15.9      14.7    14.9      62.2    15.0      52.1    14.9
 International offshore.............     42.5     28.4      36.3    36.7     129.4    31.3     142.4    40.8
 International land.................     64.3     42.9      47.9    48.4     183.1    44.2     155.0    44.3
 E&P services.......................     19.2     12.8         -       -      39.3     9.5         -       -
                                       ------    -----    ------   -----    ------   -----    ------   -----
  Total operating costs.............    149.8    100.0      98.9   100.0     414.0   100.0     349.5   100.0
                                       ------    -----    ------   -----    ------   -----    ------   -----
Gross Margin:.......................
 United States offshore.............     13.7     16.7       2.1     4.8      27.0    12.7      16.5    14.5
 International offshore.............     36.4     44.4      24.4    56.5     108.4    50.9      61.6    53.7
 International land.................     24.6     30.0      16.7    38.7      62.5    29.4      36.4    31.8
 E&P services.......................      7.3      8.9         -       -      15.0     7.0         -       -
                                       ------    -----    ------   -----    ------   -----    ------   -----
  Total gross margin................   $ 82.0    100.0%   $ 43.2   100.0%   $212.9   100.0%   $114.5   100.0%
                                       ======    =====    ======   =====    ======   =====    ======   =====

  Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999.

     Revenue. Revenue for the three months ended September 30, 2000 increased $89.7 million, or 63.1%, as compared to the corresponding period in 1999. Of this increase, $26.5 million related to the initiation of E&P services through the acquisition of San Antonio. Revenue from international land operations increased $24.3 million, primarily due to higher utilization of our land-based fleet in South America. Revenue from United States offshore operations increased $20.7 million, due to increased utilization and higher dayrates for our Gulf of Mexico jackup and platform rigs. Revenue from international offshore operations increased $18.2 million, which reflects commencement of operations of our two new drillships, partially offset by lower utilization of our semi-submersible rigs and rigs that we manage for others.

     Operating Costs. Operating costs for the three months ended September 30, 2000 increased $50.9 million, or 51.5%, as compared to the corresponding period in 1999. Of this increase, $19.2 million related to the addition of San Antonio. Operating costs for international land operations increased $16.4 million, primarily due to higher utilization of our land-based fleet in South America. Operating costs for our United States offshore operations increased $9.1 million, due to increased utilization of our Gulf of Mexico jackup and platform rigs. Operating costs for our international offshore operations increased $6.2 million primarily due to commencement of operations of our two new drillships, partially offset by reduced operating costs due to lower utilization of our international semi-submersible rigs and rigs that we manage for others.

     Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2000 increased $10.4 million, or 43.6%, as compared to the corresponding period in 1999. Of this amount, $4.7 million related to our two new drillships, $3.3 million related to the assets acquired in the San Antonio acquisition, $1.3 million was attributable to the additions of other deepwater fleet assets and $1.1 million related to the expansion of our Gulf of Mexico jackup rig fleet.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2000 increased $4.5 million, or 27.5%, as compared to the corresponding period in 1999. Of this increase, $1.9 million was attributable to the addition of the San Antonio operations and $2.2 million was due to increased insurance and personnel related expenses.

     Other Income (Expense). Other expense for the three months ended September 30, 2000 increased $8.1 million, or 72.9%, as compared to the corresponding period in 1999. Of this increase, $6.5 million was due to interest expense on the permanent financing for our two newly-built drillships, which had been capitalized prior to the commencement of operations of each of the vessels. Interest expense increased an additional $1.0 million due to increased borrowings to fund other asset additions. Interest income decreased by $0.7 million due to a decrease in average cash balances available for investment. Other income for the three months ended September 30, 2000 includes a gain from settlement of a lawsuit, partially offset by losses on foreign currency exchange contracts.

     Income Tax Provision. Our consolidated effective income tax rate for the three months ended September 30, 2000 was 31.0% as compared to approximately 23.0% for the corresponding period in 1999. The increase in effective tax rate resulted primarily from operations in certain non-U.S. countries with deemed profit tax regimes in which our tax liability is based on revenues rather than actual income or loss.

  Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999.

     Revenue. Revenue for the nine months ended September 30, 2000 increased $162.9 million, or 35.1%, as compared to the corresponding period in 1999. Of this increase, $54.3 million related to the addition of San Antonio in April 2000. Revenue from international land operations increased $54.2 million, primarily due to higher utilization and dayrates for our land-based fleet in South America. Revenue from United States offshore operations increased $20.6 million due to higher utilization and dayrates for our Gulf of Mexico jack-up and platform rigs. Revenue from international offshore operations increased $33.8 million, due to commencement of operations of our two new drillships, partially offset by lower utilization and day rates for certain of our other international offshore rigs and rigs that we manage for others.

     Operating Costs. Operating costs for the nine months ended September 30, 2000 increased $64.5 million, or 18.5%, as compared to the corresponding period in 1999. Of this increase, $39.3 million related to the addition of San Antonio. Operating costs for our international land operations increased $28.1 million, primarily due to higher utilization of our land-based fleet in South America. Operating costs for our United States offshore operations increased $10.1 million, due to increased utilization of our Gulf of Mexico jackup and platform rigs. These increases were offset by a decrease in operating costs of $13.0 million for our international offshore operations. Although operating costs for this segment increased with the commencement of operations of our two new drillships, such increase was more than offset by reduced operating costs due to lower utilization of several of our other international offshore rigs, as well as a reduction in activity levels for rigs that we manage for others.

     Depreciation and Amortization. Depreciation and amortization increased $24.9 million, or 35.4%, for the nine months ended September 30, 2000 as compared to the corresponding period in 1999. Of this increase, $6.5 million related to the San Antonio acquisition, $10.3 million related to our two new drillships, $3.5 million related to the expansion of our other deepwater fleet assets and $4.6 million related to the additions to our Gulf of Mexico jackup rig fleet.

     Selling, General and Administrative. Selling, general and administrative expenses decreased $22.7 million, or 28.0%, for the nine months ended September 30, 2000 as compared to the corresponding period in 1999, as a result of non-recurring restructuring charges recorded in the first quarter of 1999 and the effect of reduced expenses as a result of the restructuring in the third quarter of 2000, partially offset by increases related to the acquisition of San Antonio and increased insurance and personnel expenses.

     Other Income (Expense). Other expense for the nine months ended September 30, 2000 increased $23.5 million, or 67.2%, over the corresponding period in 1999. Of this increase, $11.9 million related to increased borrowings to fund drillship construction and other deepwater asset expansion projects, and $9.5 million related to interest expense on the permanent financing for our two newly-built drillships, which had been capitalized prior to the commencement of operations of each of the vessels. Other income for the nine months ended September 30, 2000 includes a gain from settlement of a lawsuit, partially offset by losses on foreign currency exchange contracts. Interest income increased $1.5 million due to an increase in the average cash balances available for investment.

     Income Tax Provision. Our consolidated effective income tax rate for the nine months ended September 30, 2000 was 19.9% as compared to 28.0% for the corresponding period in 1999. The decrease in the effective income tax rate resulted from tax effect of the operations in lower effective tax rate jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

     We had working capital of $34.9 million and $132.7 million as of September 30, 2000 and December 31, 1999, respectively. Our current ratio, the ratio of current assets to current liabilities, was 1.1 as of September 30, 2000 and 1.5 as of December 31, 1999. The decreases were attributable to the expenditure of cash and incurrence and assumption of debt in connection with the April 2000 San Antonio acquisition, certain capital expenditures, and the partial repayment of drillship and other loans partially offset by sales of common equity and net sales of certain short-term investments. As of September 30, 2000, we had approximately $47 million outstanding under short-term loans for which we intend to be reimbursed from the drillship joint venture companies described below with future draws under the long-term drillship loans.

     During the nine months ended September 30, 2000, our capital expenditures consisted of $58.4 million for the acquisition of San Antonio, $22.0 million for the construction of the Pride Africa and the Pride Angola, $13.8 million for the acquisition and outfitting of a 3,000 horsepower land rig, $25.7 million relating to the acquisition and refurbishment of the Pride Cabinda jackup rig, $43.2 million for certain other construction and refurbishment expenditures begun in 1998 and 1999 and approximately $38.2 million for other enhancement and sustaining capital projects. We expect to spend approximately $10 to $15 million during the remainder of 2000 for enhancements and sustaining capital projects.

     We currently have senior bank credit facilities with foreign banks that provide aggregate availability of up to $165.0 million. The credit facilities terminate between January 2002 and February 2005. Borrowings under each of the credit facilities bear interest at variable rates based on LIBOR plus a spread ranging from 0.55% to 1.70%. As of September 30, 2000, there were no advances outstanding under these credit facilities.

     We have a senior secured credit facility with a U.S. bank under which up to $25 million of letters of credit may be issued. Outstanding letters of credit issued under this credit facility are secured by our cash and cash equivalents maintained at such bank. The letter of credit facility expires in March 2003. As of September 30, 2000, there were $12.6 million of letters of credit issued under this credit facility.

     In connection with the construction of the Pride Africa and the Pride Angola, the two joint venture companies in which we have a 51% interest have financing arrangements with a group of banks for up to $398 million of the total cost of $470 million for the drillships. As of September 30, 2000, loans totaling $337.1 million were outstanding under these arrangements, and $47.0 million was undrawn. These loans are secured by the two drillships and proceeds from the related drilling contracts and are non-recourse to the joint venture partners.

     Pride has a 26.4% equity interest in a joint venture company organized to construct, own and operate four dynamically positioned, Amethyst-class semisubmersible drilling rigs. Two of the rigs, the Pride Brazil and the Pride Carlos Walter, have been constructed in South Korea and are now undergoing equipment commissioning and testing. These two rigs are expected to be delivered by the shipyard in December 2000 and January 2001, respectively.

     The other two rigs, the Amethyst 4 and Amethyst 5, are under construction in the United States. We currently expect that the Amethyst 4 and Amethyst 5 will be delivered by the shipyard in late 2001. The joint venture was formed to build, own and operate its four rigs under charter and service contracts with Petroleo Brasilerio S.A. ("Petrobras") having initial terms of six to eight years. Petrobras has given notice of its intention to cancel those contracts for late delivery of the rigs, and the joint venture has obtained a preliminary injunction in a Brazilian court against that cancellation. Based on Petrobras' announced deepwater drilling program and related rig requirements, we believe that Petrobras likely will employ at least two of the joint venture's rigs, the Pride Brazil and the Pride Carlos Walter. However, there can be no assurance that any of the four rigs will be chartered to Petrobras or to any other customer.

      If Petrobras were to cancel the charters for the Pride Brazil and the Pride Carlos Walter, such cancellation would constitute an event of default under the joint venture company's financing arrangements that are providing substantially all of the financing for construction of those rigs. Pride has provided the lenders financing construction of the Pride Brazil and Pride Carlos Walter with certain commitments and guarantees, the principal one being a guarantee for repayment of up to $32.4 million of loans aggregating up to $340 million. In November 1999, the joint venture issued $53 million of senior secured notes, which are partially secured by a Pride guarantee of up to $30 million. The $32.4 million Pride guarantee of borrowings under the credit facilities is separate from, and in addition to, Pride's guarantee of up to $30 million of the venture's senior secured notes. Pride's other commitments and guarantees to the lenders under the credit facilities for the Pride Brazil and Pride Carlos Walter include (a) a guarantee of cost overruns of up to an aggregate of $6 million; (b) a guarantee of the cost of the two rigs in excess of related refund guarantees supporting their construction contracts and (c) guarantees relating to the performance of our subsidiaries and affiliates under their management agreements and charters relating to the rigs.

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

     In April 2000, our wholly owned subsidiary, Twin Oaks Financial Ltd. ("Twin Oaks"), acquired all the outstanding capital stock of San Antonio from Perez Companc S.A. ("Perez Companc"). The purchase price was $61 million, consisting of $35 million in cash and a $26 million promissory note of Twin Oaks guaranteed by San Antonio and payable in monthly installments equal to the lesser of (a) 25% of the revenues of San Antonio for the relevant month from services provided by it to Perez Companc and its affiliates or (b) $722,222. Interest on the outstanding balance of the note is payable quarterly at LIBOR plus 2.75%, which was 9.3675% at September 30, 2000. Perez Companc is also entitled to "earn-out" payments of up to $12 million in the aggregate until April 2004. To finance the acquisition and to improve the Company's overall liquidity, the Company capitalized Twin Oaks with 4.5 million shares of our common stock, and Twin Oaks, in turn, sold those shares to a fund managed by First Reserve Corporation ("First Reserve") for $72 million in cash. First Reserve funds owned a total of
10.2 million shares of our common stock at September 30, 2000, or approximately 15.3% of the total shares outstanding at that date.

     In connection with our drillship loans and limited-recourse collateralized term loans, at September 30, 2000, $28.9 million of our cash balances, which amount is included in cash and cash equivalents, is held in trust and is not available for our use.

     In June 2000, we established the Pride International, Inc. Direct Stock Purchase Plan which provides a convenient way for investors to purchase shares of our common stock without paying brokerage commissions or service charges. Under this plan, we sold 1.4 million shares during the three months ended September 30, 2000 for $33.7 million.

  In September 2000, we paid $11.6 million to acquire the outstanding 40% minority interest in Compania Boliviana de Perforacion S.A.M. increasing our ownerhsip to 100%.

  In September 2000, we entered into an agreement to buy two semisubmersible drilling rigs located in the North Sea for $42 million in cash, $75 million in shares of our common stock and a warrant to purchase 400,000 shares of our common stock. The transaction is subject to execution of a definitive purchase agreement and certain other conditions, and is expected to be completed by year end.

  In October 2000, we acquired a 250-foot water depth jack up drilling rig for $22 million cash. We had been operating the rig under a bareboat charter arrangement offshore Bangladesh since September 1999.

     As of September 30, 2000, we had approximately $1.3 billion of debt and capital lease obligations. We do not expect that our level of total indebtedness will have a material adverse impact on our financial position, results of operations or liquidity in future periods.

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

     Interest Rate Risk. We are exposed to interest rate risk through our convertible and fixed rate long-term debt. The fair market value of fixed rate debt will increase as prevailing interest rates decrease. The fair value of our long-term debt is estimated based on quoted market prices where applicable, or based on the present value of expected cash flows relating to the debt discounted at rates currently available to us for long-term borrowings with similar terms and maturities. The estimated fair value of our long-term debt as of September 30, 2000 was approximately $1.11 billion, which is approximately the same as its carrying value. A hypothetical 10% decrease in interest rates would increase the fair market value of our long-term debt by approximately $45 million.

     We enter into interest rate swap and cap agreements to manage our exposure to interest rate risk. As of September 30, 2000, we held interest rate swap and cap agreements covering $354 million, fixing our interest payments on related debt at 7.5%. The weighted average interest rate incurred on the related debt in the first nine months of 2000 excluding the swap agreements was 7.8%. The fair market value of our interest rate swap and cap agreements is determined based upon discounted expected future cash flows using the market interest rate at the balance sheet date. The estimated fair value of our interest rate swap and cap agreements as of September 30, 2000 was a gain of approximately $6.3 million. A hypothetical 10% decrease in interest rates would decrease the fair market value of our interest rate swap and cap agreements by approximately $8.6 million. The change in the cash flows from the interest rate swap and cap agreements would be offset by a corresponding change in interest expense on the related debt.

     Foreign Currency Exchange Rate Risk. We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which expose us to foreign exchange rate risk. We utilize forward exchange contracts foreign currency contracts, local currency borrowings and the payment structure of customer contracts to selectively mitigate our exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currencies. A hypothetical 10% increase in the U.S. dollar relative to the value of all foreign currencies as of September 30, 2000 would result in an approximate $3.4 million decrease in the fair value of our forward exchange contracts. We do not hold or issue forward exchange contracts or other derivative financial instruments for speculative purposes.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

        We are routinely involved in litigation incidental to our business, which at times involves claims for significant monetary amounts, some of which would not be covered by insurance. We were recently named as a defendant in a proposed class action suit filed on behalf of offshore workers against a number of major offshore drilling companies. The allegation is that the companies "conspired to fix wages and benefits paid to drilling employees." The plaintiff seeks an unspecified amount of treble damages and other relief on behalf of himself and the alleged class. We believe the case is without merit and will vigorously contest it. In the opinion of management, none of our existing litigation should have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
15.1 --  Awareness Letter of PricewaterhouseCoopers LLP

27   --  Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                     PRIDE INTERNATIONAL, INC.


                                     By:     EARL W. McNIEL
                                             ----------------------
                                             (EARL W. McNIEL)
                                             VICE PRESIDENT AND CHIEF
                                             FINANCIAL OFFICER

Date:  November 14, 2000