Form 10-K405
period 2000-12-31
PRIDE INTERNATIONAL INC
filed 2001-04-02
CIK 833081

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

                  For the fiscal year ended December 31, 2000

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

     5847 San Felipe, Suite 3300                       77057
            Houston, Texas                           (Zip Code)
   (Address of principal executive
               offices)


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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant at March 29, 2001, based on the closing price on the New York Stock Exchange on such date, was $1.4 billion. (The officers and directors of the registrant are considered affiliates for the purposes of this calculation.)

   The number of shares of the registrant's Common Stock outstanding on March 29, 2001 was 72,295,629.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held in May 2001 are incorporated by reference into Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                          Page
                                                                          ----
 Item 1.  Business......................................................    1
 Item 2.  Property......................................................   11
 Item 3.  Legal Proceedings.............................................   11
 Item 4.  Submission of Matters to a Vote of Security Holders...........   12
          Executive Officers of the Registrant..........................   12

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related Shareholder
           Matters......................................................   13
 Item 6.  Selected Financial Data.......................................   14
 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   15
 Item 7A. Quantitative and Qualitative Disclosures about Market Risk....   21
          Forward-Looking Statements....................................   22
 Item 8.  Financial Statements and Supplementary Data...................   23
 Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................   50

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant............   50
 Item 11. Executive Compensation........................................   50
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................   50
 Item 13. Certain Relationships and Related Transactions................   50

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on
           Form 8-K.....................................................   50

                                    PART I

Item 1. Business

   In this Annual Report on Form 10-K, we refer to Pride International, Inc. and its subsidiaries as "we," the "Company" or "Pride," unless the context clearly indicates otherwise.

General

   Pride is a leading international provider of contract drilling and related services, operating both offshore and on land. In recent years, we have focused our growth strategy on the higher margin offshore and international drilling markets. As of March 30, 2001, we operated a global fleet of 304 rigs, including two ultra-deepwater drillships, eight semisubmersible rigs, 19 jackup rigs, five tender-assisted rigs, three barge rigs, 21 offshore platform rigs and 246 land-based drilling and workover rigs. We operate in more than 20 countries and marine provinces. The significant diversity of our rig fleet and areas of operation enables us to provide a broad range of services and to take advantage of market upturns while reducing our exposure to sharp downturns in any particular market sector or geographic region.

   Recently, we have increased the size of our fleet capable of drilling in deeper waters. The deepwater market generally supports longer-term, higher-rate contracts, and we believe that our experience in deepwater markets positions us to compete effectively in this sector. We have recently completed or are participating in the following offshore rig acquisition and construction projects:

  . Amethyst 1 Purchase. In October 1998, we purchased for $85 million the
    Amethyst 1, a dynamically-positioned, self-propelled semisubmersible drilling rig capable of working in water depths of up to 4,000 feet. The Amethyst 1 is currently working offshore Brazil under a charter and service contract that expires in June 2001.

  . Drillships. We have a 51% interest in and operate the ultra-deepwater drillships Pride Africa and Pride Angola. The drillships, which are capable of operating in water depths of up to 10,000 feet, are contracted to work for Elf Exploration Angola through June 2005 and May 2003, respectively. Financing for approximately $400 million of the drillships' total construction cost of $495 million was provided by bank loans, which are nonrecourse to the joint owners.

  . Pride Carlos Walter and Pride Brazil. We originally had a 26.4% interest in a joint venture engaged in the construction of four fourth-generation semisubmersible rigs. Two of the rigs, the Pride Carlos Walter and the Pride Brazil, were recently completed and are currently in transit to Brazil. We expect the rigs to commence operations in May and June, respectively, of 2001, under five-year charter and service rendering contracts for Petroleos Brasilerio S.A. ("Petrobras"). In March 2001, we increased our ownership of these two rigs to 100% in exchange for an aggregate $86 million principal amount of three-year senior convertible notes and approximately 500,000 shares of our common stock. The senior convertible notes bear interest at 9% and are convertible into 4.0 million shares of our common stock. The new charter and service rendering contracts with Petrobras for these rigs, together with our acquisition of 100% ownership, resulted in the termination of previous seven-year charter and service rendering contracts and resolved all outstanding issues with Petrobras relating to those rigs, including the elimination of late delivery penalties due under the previous charters.

  . Amethyst 4 and Amethyst 5 Joint Venture. We own a 26.4% equity interest in a joint venture that is constructing two additional dynamically-positioned, deepwater semi-submersible drilling rigs yet to be named and currently referred to as the Amethyst 4 and the Amethyst 5. We currently expect those rigs to be delivered by the shipyard in late 2001 or early 2002. Those rigs are being built to operate under charter and service rendering contracts with Petrobras having initial terms of six and eight years, respectively; however, Petrobras has given notice of its intention to cancel those contracts for late delivery. Based on Petrobras' announced deepwater drilling program and related rig requirements, we believe that it will employ the Amethyst 4 and Amethyst 5 under new or amended contracts, as it has agreed similarly to employ the Pride Carlos Walter and the Pride Brazil under new contracts. There can be no assurance, however, that either the Amethyst 4 or Amethyst 5 will be chartered to Petrobras or to any other customer. Construction of those rigs is being financed through credit facilities, with repayment of up to 87.5% of the borrowings under those facilities guaranteed by the United States Maritime Administration. Advances under the credit facilities are being provided without recourse to any of the joint venture participants; however, we and our principal joint venture partner have each guaranteed payment of up to $20.5 million of any late delivery penalties that Petrobras may impose.

  . Other Recent Acquisitions and Agreements. In November 2000, we acquired a
    250-foot water depth jackup drilling rig for $22.5 million in cash, which we have renamed the Pride Ohio. We had been operating the rig under a bareboat charter arrangement offshore Bangladesh since September 1999. In February 2001, we acquired two additional semisubmersible drilling rigs, both of which are currently located in the North Sea, for $44.7 million in cash and 3.0 million shares of our common stock. The Pride North Sea is a second generation AKER H-3, and the Pride North Atlantic a third generation F&G Enhanced Pacesetter. The Pride North Sea is presently idle, but being prepared for reactivation, while the Pride North Atlantic is under charter through September 2001.

   We have expanded the range of services we provide our customers in South America with our acquisition in April 2000 of Servicios Especiales San Antonio S.A. ("San Antonio") from Perez Companc S.A. for $35 million in cash and a $26 million installment note. We also agreed to make four "earn-out" payments to Perez Companc of up to $3.0 million each if revenue from services provided to that firm exceed a minimum threshold. Through San Antonio, we provide a variety of oilfield services in Argentina, Peru, Bolivia, Colombia and Venezuela, including cementing, fracturing, coiled tubing drilling and completion, directional drilling and other services that are closely aligned to our contract drilling services. In addition, in September 2000, we acquired the 40% minority interest in Compania Boliviana de Perforacion S.A.M. for $11.6 million in cash, increasing our ownership to 100%. We also recently signed an agreement to operate five land-based rigs in central Africa, beginning in the latter half of 2001.

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

Operations

 South America

   Through a series of acquisitions, we have significantly expanded our South American operations and now operate two semisubmersible rigs, two jackup rigs, two floating barge rigs and 224 land-based rigs in the region.

   Brazil. Our semisubmersible rig, Nymphea, has been operating offshore Brazil for Petrobras since September 1997. The rig is working under a contract expiring in late 2001. The Amethyst 1, a dynamically-positioned, self-propelled semisubmersible rig we acquired in October 1998, is equipped to provide offshore drilling, subsea well intervention, well tie-back and related construction services, and is currently working offshore Brazil under a charter and service rendering contract that expires in June 2001. We are currently seeking new contracts for both the Nymphea and the Amethyst 1 to become effective when the current contracts expire. The Pride Carlos Walter and Pride Brazil, which are deepwater, dynamically-positioned semisubmersible rigs, are expected to commence work under new, five-year charter and service rendering contracts for Petrobras in May and June, respectively, of 2001. Our land-based fleet in Brazil consists of one drilling rig, which is being mobilized into the country. We expect it to be operational by the second quarter of 2001.

   Venezuela. Our offshore fleet in Venezuela includes two jackup rigs and two barge rigs operating on Lake Maracaibo. The two jackup rigs that we operate are owned by Petroleos de Venezuela, S.A. ("PDVSA"). The contracts for the rigs expire in October 2002. In 1995, we placed two floating barge rigs into service on Lake Maracaibo that are working under ten-year contracts for PDVSA. Our land-based fleet in Venezuela currently consists of 46 rigs, of which 10 are drilling rigs and 36 are workover rigs.

   Argentina. In Argentina, we currently operate 144 land-based rigs, which we believe comprise approximately 50% of the land-based rigs in the Argentine market. Of these rigs, 42 are drilling rigs and 102 are workover rigs. Argentine rig operations are generally conducted in remote regions of the country and require substantial fixed infrastructure and operating support costs. We believe that our established infrastructure and scale of operations provide us with a competitive advantage in this market.

   Colombia. In Colombia, we currently operate 12 land-based drilling rigs and nine land-based workover rigs under contracts with major international oil operators and with the national oil company.

   Bolivia. In recent years, demand for rig services has increased in Bolivia as a result of the privatization of components of the Bolivian national oil company. Exploration has also increased due to several significant sales of exploration blocks to private-sector operators and due to the construction of a major natural gas pipeline from Bolivia to markets in Brazil. While development drilling continues to be stable, exploration drilling has declined recently due to concerns about the availability of sufficient pipeline capacity. We currently operate six land-based drilling rigs and six land-based workover rigs in Bolivia.

   E&P Services. In April 2000, we acquired San Antonio from Perez Companc S.A. Through San Antonio, we provide a variety of services to exploration and production companies in Argentina, Peru, Bolivia, Colombia and Venezuela, including cementing, fracturing, coil tubing, directional drilling and fishing services. We believe that San Antonio has approximately 20% of the aggregate market in these countries. San Antonio also coordinates with our other drilling operations on several integrated services projects in Argentina and is competing for similar projects in other countries.

 Gulf of Mexico

   We operate 13 mat-supported jackup rigs, all of which are currently located in the Gulf of Mexico. We are the second largest operator in the Gulf of Mexico of mat-supported jackup rigs capable of operating in water depths of 200 to 350 feet. We also operate a fleet of 21 offshore modular platform rigs in the Gulf of Mexico. We believe our platform rig fleet is one of the most technologically advanced fleets in the industry. Most of our mat-supported jackup rigs and platform rigs operate under short-term or well-to-well contracts. During the second half of 2000, we moved two of our 16 modular platform rigs to the Bay of Campeche pursuant to long term drilling contracts for Petroleos Mexicanos S.A. These contracts expire in September 2002 and January 2003. We also operate one semisubmersible rig, the Viking, in the Gulf of Mexico, which is currently available.

 Other International

   Offshore. We have a 51% ownership interest in our two ultra-deepwater drillships, the Pride Africa and Pride Angola. The drillships are contracted to work offshore West Africa for Elf Exploration Angola for initial terms extending through 2005 and 2003, respectively. Our semisubmersible rig, the South Seas Driller, is currently operating offshore South Africa under a contract extending through June 2001. We are in negotiations to secure a new contract for this rig at the end of its current contract. We also signed a contract to operate another semisubmersible rig, the Omega, offshore South Africa, which we will manage under contract for a third party beginning in June 2001.

   In February 2001, we acquired two additional semisubmersible drilling rigs, both of which are currently located in the North Sea. The Pride North Sea is a second generation AKER H-3, and the Pride North Atlantic is a third generation F&G Enhanced Pacesetter. The Pride North Sea is presently idle, but being prepared for reactivation, while the Pride North Atlantic is under charter through September 2001. We plan to market both rigs for long-term contracts in the North Sea and elsewhere with major oil and gas producers when they are available.

   We operate four jackup rigs in the eastern hemisphere. The Pride Pennsylvania is working offshore India under a contract that expires in 2003, and the Pride Cabinda is currently working offshore Angola under a long-term contract expiring in 2005. We also operate the Pride Ohio offshore Bangladesh under a well-to-well contract. The Pride Montana is currently in transit to Saudi Arabia to begin working under a contract expiring in 2004.

   We operate five tender-assisted rigs. The Ile de Sein and the Alligator are working under two-year contracts expiring in May 2002 and June 2002, respectively. The Barracuda is working under a three-month contract in Angola, while the Al Baraka I is under contract and moving to the Ivory Coast to complete a four-well contract. The remaining tender-assisted rig, the Piranha, is undergoing maintenance work in Malaysia prior to commencing a 15-month contract in June 2001. We also own one swamp barge rig, the Bintang Kalimantan, for which we recently obtained a contract to operate in Nigeria.

   Land. We currently operate five land-based rigs in North Africa and three in the Middle East. We have entered into a contract with a major oil company to provide drilling and related services for exploration and development in the central African country of Chad. Under the terms of the agreement, we will operate three land-based drilling rigs and two workover rigs and will provide various other support services for an initial period of five years. Operations are planned to commence in the latter half of 2001, with all five rigs (which are currently under construction) operational by mid-2002.

Rig Fleet

 Offshore Rigs

   The table below presents information about our offshore rig fleet as of March 30, 2001:

                                 OFFSHORE RIGS

                                                       Built/
                                                      Upgraded
                                                         or     Water  Drilling
                                                      Expected  Depth   Depth
        Rig Name               Rig Type/Design       Completion Rating  Rating     Location      Status
        --------          -------------------------- ---------- ------ -------- -------------- ----------
                                                                (feet)  (feet)
Drillships--2
Pride Africa(1)           Gusto 10,000                  1999    10,000  30,000      Angola      Working
Pride Angola(1)           Gusto 10,000                  1999    10,000  30,000      Angola      Working
Semisubmersible Rigs--11
Pride Carlos Walter       Amethyst                      2001     5,000  25,000      Brazil     In Transit
Pride Brazil              Amethyst                      2001     5,000  25,000      Brazil     In Transit
Amethyst 1(2)             Amethyst                      1989     4,000  20,000      Brazil      Working
Amethyst 4(3)             Amethyst                      2001     5,000  25,000   Mississippi    Shipyard
Amethyst 5(3)             Amethyst                      2001     5,000  25,000   Mississippi    Shipyard
Omega(4)                  Bingo 3000                    1983     3,000  30,000   South Africa   Working
Viking(5)                 Neptune Pentagon              1973     2,625  22,000  Gulf of Mexico Available
Nymphea                   F&G Enhanced Pacesetter       1987     1,500  25,000      Brazil      Working
South Seas Driller        Aker H-3                   1977/1997   1,000  20,000   South Africa   Working
Pride North Atlantic      F&G Enhanced Pacesetter       1982     1,500  25,000    North Sea     Working
Pride North Sea           Aker H-3                      1975     1,000  25,000    North Sea    Available
Jackup Rigs--19
Pride Pennsylvania        Independent leg cantilever 1973/1998     300  20,000      India       Working
Pride Montana             Independent leg cantilever    1991       270  20,000   Saudi Arabia  In Transit
Pride Cabinda             Independent leg cantilever    1983       300  25,000      Angola      Working
Pride Ohio                Independent leg cantilever 1975/1998     250  20,000    Bangladesh    Working
GP-19(5)                  Independent leg cantilever    1987       150  20,000    Venezuela     Working
GP-20(5)                  Independent leg cantilever    1987       200  20,000    Venezuela     Working
Pride Alabama             Mat-supported cantilever      1982       200  25,000  Gulf of Mexico  Working
Pride Alaska              Mat-supported cantilever      1982       250  25,000  Gulf of Mexico  Working
Pride Arkansas            Mat-supported cantilever      1982       200  25,000  Gulf of Mexico  Working
Pride Colorado            Mat-supported cantilever      1982       200  25,000  Gulf of Mexico  Working
Pride Kansas              Mat-supported cantilever      1999       250  25,000  Gulf of Mexico  Working
Pride Mississippi         Mat-supported cantilever      1990       200  25,000  Gulf of Mexico  Working
Pride New Mexico          Mat-supported cantilever      1982       200  25,000  Gulf of Mexico  Working
Pride Texas               Mat-supported cantilever      1999       300  20,000  Gulf of Mexico  Working
Pride California          Mat-supported slot            1997       250  20,000  Gulf of Mexico  Working
Pride Louisiana           Mat-supported slot            1981       250  25,000  Gulf of Mexico  Working
Pride Oklahoma            Mat-supported slot            1996       250  20,000  Gulf of Mexico  Working
Pride Wyoming             Mat-supported slot            1976       250  25,000  Gulf of Mexico  Working
Pride Utah                Mat-supported slot         1990/2001      45  20,000  Gulf of Mexico  Shipyard

                                                   Built/
                                                  Upgraded
                                                     or     Water  Drilling
                                                  Expected  Depth   Depth
       Rig Name              Rig Type/Design     Completion Rating  Rating     Location      Status
       --------          ----------------------- ---------- ------ -------- -------------- ----------
                                                            (feet)  (feet)
Tender-Assisted Rigs--5
Alligator                Self-erecting barge     1982/1998   330    20,000      Angola      Working
Barracuda                Self-erecting barge        1992     330    20,000      Angola      Working
Al Baraka I(6)           Self-erecting barge        1994     650    20,000   Ivory Coast   In transit
Ile de Sein              Self-erecting barge     1981/1997   450    16,000    Indonesia     Working
Piranha                  Self-erecting barge     1978/1998   600    20,000     Malaysia    Available
Barge Rigs--3
Pride I                  Floating cantilever        1995     150    20,000    Venezuela     Working
Pride II                 Floating cantilever        1995     150    20,000    Venezuela     Working
Bintang Kalimantan       Swamp barge                1995     N/A    16,000     Nigeria     In transit
Platform Rigs--21
Rig 1501E                Heavy electrical           1996     N/A    25,000  Gulf of Mexico  Working
Rig 1502E                Heavy electrical           1998     N/A    25,000  Gulf of Mexico  Working
Rig 1002E                Heavy electrical           1996     N/A    20,000  Gulf of Mexico  Working
Rig 1003E                Heavy electrical           1996     N/A    20,000  Gulf of Mexico  Working
Rig 1004E                Heavy electrical           1997     N/A    20,000  Gulf of Mexico  Working
Rig 1005E                Heavy electrical           1998     N/A    20,000  Gulf of Mexico  Working
Rig 750E                 Heavy electrical           1992     N/A    16,500  Gulf of Mexico Available
Rig 751E                 Heavy electrical           1995     N/A    16,500  Gulf of Mexico Available
Rig 650E                 Intermediate electrical    1994     N/A    15,000  Gulf of Mexico  Working
Rig 651E                 Intermediate electrical    1995     N/A    15,000  Gulf of Mexico  Working
Rig 653E                 Intermediate electrical    1995     N/A    15,000  Gulf of Mexico  Working
Rig 951                  Heavy mechanical           1995     N/A    18,000  Gulf of Mexico Available
Rig 952                  Heavy mechanical           1995     N/A    18,000  Gulf of Mexico  Stacked
Rig 200                  Intermediate mechanical    1993     N/A    15,000  Gulf of Mexico Available
Rig 210                  Intermediate mechanical    1996     N/A    15,000  Gulf of Mexico  Working
Rig 220                  Intermediate mechanical    1995     N/A    15,000  Gulf of Mexico Available
Rig 100                  Intermediate mechanical    1990     N/A    15,000  Gulf of Mexico  Stacked
Rig 110                  Intermediate mechanical    1990     N/A    15,000  Gulf of Mexico  Stacked
Rig 130                  Intermediate mechanical    1991     N/A    15,000  Gulf of Mexico  Stacked
Rig 170                  Intermediate mechanical    1991     N/A    15,000  Gulf of Mexico  Stacked
Rig 14                   Light mechanical           1994     N/A    10,000  Gulf of Mexico Available

--------
(1) These rigs are owned by joint ventures in which we have a 51% interest.
(2) This rig is subject to a sale and leaseback agreement.
(3) Currently under construction. These rigs are owned by a joint venture in which we have a 26.4% interest.
(4) Not owned by us, but to be managed by us beginning in June 2001.
(5) Not owned by us, but operated by us.
(6) Owned by a joint venture in which we have a 12.5% interest.

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

   Tender-Assisted Rigs. Our tender-assisted rigs are generally non-self-propelled barges moored alongside a platform and containing crew quarters, mud tanks, mud pumps and power generation systems. The only equipment transferred to the platform for drilling or workover operations is the derrick equipment set consisting of the substructure, drillfloor, derrick and drawworks. As a result, tender-assisted rigs are less hazardous and allow smaller, less costly platforms to be used for development projects. Self-erecting tenders carry their own derrick equipment set and have a crane capable of erecting the derrick on the platform, thereby eliminating the cost associated with a separate derrick barge and related equipment.

   Barge Rigs. We operate barge rigs on Lake Maracaibo, Venezuela that have been designed to work in a floating mode with a cantilever feature and a mooring system that enables the rig to operate in waters up to 150 feet deep. In Nigeria, we operate a swamp barge rig. This rig is held on location by submerging the hull onto the sea floor before commencement of work.

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

 Land-Based Rigs

   The table below presents information about our land-based rig fleet as of March 30, 2001:

                                LAND-BASED RIGS

Country                                                  Total Drilling Workover
-------                                                  ----- -------- --------
South America--224
  Argentina.............................................  144     42      102
  Venezuela.............................................   46     10       36
  Colombia..............................................   21     12        9
  Bolivia...............................................   12      6        6
  Brazil................................................    1      1       --
Africa/Middle East--13
  North Africa..........................................    5      4        1
  Oman..................................................    3      3       --
  Chad(1)...............................................    5      3        2
Other--9................................................    9      6        3
                                                          ---    ---      ---
    Total Land-Based Rigs...............................  246     87      159
                                                          ===    ===      ===

--------
(1)  Currently under construction.

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

 Engineering and Other Services

   We employ a technical staff dedicated to designing specialized drilling equipment to fulfill specific customer requirements and to research and development. The engineering staff has designed and managed the fabrication of numerous rigs in our fleet. We also provide turnkey, project management and other engineering services, which enhance our contract drilling services. We also provide a wide variety of additional oilfield services to customers in Argentina, Peru, Bolivia, Colombia and Venezuela, including directional drilling, coiled tubing services, cementing, well stimulation and fishing operations. We also offer integrated services and comprehensive project management at the well site.

Competition

   Our competition ranges from large multinational competitors offering a wide range of drilling services and well servicing to smaller, locally owned businesses. We believe that we are competitive in terms of pricing, performance, equipment, safety, availability of equipment to meet customer needs and availability of experienced, skilled personnel.

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

Customers

   We work for large multinational oil and gas companies, government-owned oil companies and independent oil and gas producers. In 2000, we had one customer, PDVSA, that accounted for more than 10% of our consolidated revenues.

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

Seasonality

   In general, our business activities are not significantly affected by seasonal fluctuations. Most of our rigs are located in geographical areas that are not subject to severe weather changes that would halt operations for prolonged periods.

Employees

   As of March 30, 2001, we employed approximately 8,700 employees. Approximately 1,400 of our employees were located in the United States and 7,300 were located abroad. Hourly rig crewmembers constitute the vast majority of our employees. None of our U.S. employees are represented by a collective bargaining unit. Many of our international employees are subject to industry-wide labor contracts within their respective countries. We believe that our employee relations are good.

Segment Information

   Information with respect to revenues, earnings from operations and identifiable assets attributable to our industry segments and geographic areas of operations for the last three fiscal years is presented in Note 17 to our consolidated financial statements included in Item 8 of this annual report.

Risk Factors

 Our business depends on the level of activity in the oil and gas industry, which is significantly affected by volatile oil and gas prices.

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

  . local and international political and economic conditions

  . the ability of the Organization of Petroleum Exporting Countries (OPEC) to set and maintain production levels and prices

  . the level of production by non-OPEC countries

  . the policies of various governments regarding exploration and development of their oil and gas reserves

   Depending on the market prices of oil and gas, companies exploring for oil and gas may cancel or curtail their drilling programs, thereby reducing demand for drilling services. Such a reduction in demand may erode daily rates and utilization of our rigs, negatively impacting our financial results.

 International events may hurt our operations.

   We derive a significant portion of our revenues from international operations. In 2000, we derived approximately 60% of our revenues from operations in South America and approximately 16% of our revenues from operations in West Africa and the Middle East. Our operations in these areas are most subject to the following risks:

  . foreign currency fluctuations and devaluation

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

   Our international operations are also subject to other risks, including foreign monetary and tax policies, expropriation, nationalization and nullification or modification of contracts. Additionally, our ability to compete in international contract drilling markets may be adversely affected by foreign governmental regulations that favor or require the awarding of contracts to local contractors or by regulations requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. Furthermore, our foreign subsidiaries may face governmentally imposed restrictions from time to time on their ability to transfer funds to us.

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

   As of December 31, 2000, as adjusted to give effect to (1) our offering in January 2001 of $431.5 million aggregate principal amount at maturity of Zero Coupon Convertible Senior Debentures Due 2021 and the application of the $254.5 million of net proceeds therefrom and (2) our purchase in March 2001 of our joint venture partners' interests in the Pride Carlos Walter and the Pride Brazil, we would have had approximately $1.5 billion in debt and capital lease obligations. At that date, we also had provided direct guarantees of the repayment of up to $20.5 million of the obligations of our unconsolidated subsidiaries. The level of our indebtedness will have several important effects on our future operations, including:

  . a significant portion of our cash flow from operations will be dedicated to the payment of interest and principal on such debt and will not be available for other purposes

  . covenants contained in our existing debt arrangements require us to meet certain financial tests, which may affect our flexibility in planning for, and reacting to, changes in our business and may limit our ability to dispose of assets, withstand current or future economic or industry downturns and compete with others in our industry for strategic opportunities

  . our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited

   Our earnings (consisting of earnings before income taxes plus fixed charges less capitalized interest) were insufficient to cover our fixed charges (consisting of interest expense, capitalized interest and that portion of operating lease rental expense deemed to represent the interest factor) for either of the years ended December 31, 2000 or 1999.

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

   We own certain office and operating facilities in Houma, Louisiana and in France, Argentina, Venezuela, Algeria, Peru, Angola and Colombia.
Additionally, we lease other office and operating facilities in other international locations.


   We incorporate by reference in response to this item the information set forth in Item 1 of this annual report and the information set forth in Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this annual report.

Item 3. Legal Proceedings

   We and a number of other offshore drilling contractors with operations in the Gulf of Mexico are defendants in a lawsuit in the U.S. District Court for the Southern District of Texas entitled Verdin v. R&B Falcon Drilling

USA, Inc. The plaintiff in this suit, who purports to be an "offshore worker" previously employed by R&B Falcon Drilling USA, alleges that the defendants have engaged in a conspiracy to depress wages and benefits paid to the defendants' offshore employees. Plaintiff contends that this alleged conduct violates federal and state antitrust laws. Plaintiff seeks treble damages, attorneys' fees and costs on behalf of himself and an alleged class of offshore workers. We vigorously deny these allegations. A preliminary agreement has been negotiated on our behalf that, subject to certification of a settlement class by the court and the satisfaction of other conditions, would resolve the matter for an amount within the policy limits of our insurance. While our insurance carrier has not yet agreed to pay this amount, we believe that we are insured for the amount of the settlement. We do not believe the settlement will have a material adverse effect on our company.

   We are routinely involved in other litigation incidental to our business, which at times involves claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the existing litigation will have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

   There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

Executive Officers of the Registrant

   We have presented below information about our executive officers as of March 30, 2001. Officers are elected annually by the Board of Directors and serve until their successors are chosen or until their resignation or removal.

        Name                     Age                  Position
        ----                     --- ------------------------------------------
        Paul A. Bragg...........  45 President and Chief Executive Officer
        James W. Allen..........  57 Senior Vice President and Chief Operating
                                     Officer
        John C. G. O'Leary......  45 Vice President--International Marketing
        John R. Blocker, Jr.....  49 Vice President--Latin American Operations
        Gary W. Casswell........  48 Vice President--Eastern Hemisphere
                                     Operations
        David A. Bourgeois......  56 Vice President--U.S. Operations
        Marcelo D. Guiscardo....  48 Vice President--E&P Services
        Earl W. McNiel..........  42 Vice President and Chief Financial Officer
        Robert W. Randall.......  59 Vice President--General Counsel and
                                     Secretary

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

   John C. G. O'Leary was named Vice President--International Marketing in March 1997 in connection with our acquisition of Forasol-Foramer N.V. Mr. O'Leary had been Manager, Marketing and Business Development of Forasol since June 1993, with primary responsibility for worldwide business development. Mr. O'Leary joined Forasol S.A. in August 1985.

   John R. Blocker, Jr. was named Vice President--Latin American Operations in March 2000. He joined Pride in 1993 as President of our Argentina subsidiary, Pride International, S.R.L. From 1987 through 1993, Mr. Blocker managed private investments. He has more than 20 years of oilfield experience with several companies.

   Gary W. Casswell was named Vice President--Eastern Hemisphere Operations in May 1999. He joined Pride in August 1998 and has approximately 21 years of oilfield drilling experience. From 1974 through 1998, Mr. Casswell was Operations Manager and Technical Development Manager of Santa Fe International Corporation, an oilfield services company.

   David A. Bourgeois was named Vice President--U.S. Operations in May 1999. He joined Pride in April 1994 with the purchase of Offshore Rigs, L.L.C., where he was Chief Operating Officer. From April 1994 to June 1996 he was Sales and Marketing Manager of Pride Offshore, Inc. and from June 1996 until May 1999 he was Vice President and General Manager of Pride Offshore, Inc.

   Marcelo D. Guiscardo joined Pride in March 2000 as Vice President--E&P Services. From September 1999 until joining Pride, he was President of GDM Business Development, a private company providing consulting services to the energy industry. From November 1993 to September 1999, Mr. Guiscardo held various senior management positions with YPF Sociedad Anonima, an integrated energy company, including Vice President--Exploration & Production.

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

   Our common stock is listed on the New York Stock Exchange under the symbol "PDE." As of March 29, 2001, there were 1,608 shareholders of record. The following table presents the range of high and low sales prices of our common stock for the periods shown:

                                                                       Price
                                                                   -------------
                                                                    High   Low
                                                                   ------ ------
      1999
      First Quarter............................................... $ 9.75 $ 4.81
      Second Quarter..............................................  12.25   7.06
      Third Quarter...............................................  18.31   9.94
      Fourth Quarter..............................................  16.69  11.50

      2000
      First Quarter............................................... $22.94 $13.25
      Second Quarter..............................................  26.75  19.69
      Third Quarter...............................................  29.63  19.06
      Fourth Quarter..............................................  28.88  18.06

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

Item 6. Selected Financial Data

   We have derived the following selected consolidated financial information as of December 31, 2000 and 1999, and for each of the years in the three-year period ended December 31, 2000, from our audited consolidated financial statements included in Item 8 of this annual report. You should read this information in conjunction with those consolidated financial statements and the notes thereto. We have derived the selected consolidated financial information as of December 31, 1998, 1997 and 1996, and for each of the years in the two-year period ended December 31, 1997, from our audited consolidated financial statements that are not included herein. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 of this annual report.

                                       Year Ended December 31,
                         -------------------------------------------------------
                           1996       1997       1998        1999        2000
                         --------  ---------- ----------  ----------  ----------
                               (In thousands, except per share amounts)
Statement of Operations
 Data:
Revenues................ $407,174  $  699,788 $  835,563  $  619,385  $  909,007
Operating costs.........  292,599     458,861    524,344     441,903     604,580
Restructuring charges-
 operating(1)...........       --          --      5,500      12,817          --
Depreciation and
 amortization...........   29,065      58,661     79,931      95,723     130,255
Selling, general and
 administrative.........   45,368      73,881     84,825      78,825      80,496
Restructuring charges-
 general and
 administrative(1)......       --          --         --      23,831          --
                         --------  ---------- ----------  ----------  ----------
Earnings (loss) from
 operations.............   40,142     108,385    140,963     (33,714)     93,676
Other income (expense)
 net(2).................   (9,323)     47,507    (38,780)    (41,315)    (76,787)
                         --------  ---------- ----------  ----------  ----------
Earnings (loss) before
 income taxes and
 minority
 interest(1)(2).........   30,819     155,892    102,183     (75,029)     16,889
Income tax provision
 (benefit)..............    8,091      51,639     24,726     (23,258)      5,341
Minority interest.......       --         258        (60)      3,996      10,812
                         --------  ---------- ----------  ----------  ----------
Earnings (loss) before
 extraordinary item.....   22,728     103,995     77,517     (55,767)        736
Extraordinary item,
 net....................       --          --         --       3,884          --
                         --------  ---------- ----------  ----------  ----------
Net earnings
 (loss)(1)(2)........... $ 22,728  $  103,995 $   77,517  $  (51,883) $      736
                         ========  ========== ==========  ==========  ==========
Net earnings (loss) per
 share before
 extraordinary
 gain(1)(2)
Basic................... $    .85  $     2.42 $     1.55  $    (1.06) $      .01
                         ========  ========== ==========  ==========  ==========
Diluted................. $    .77  $     2.16 $     1.39  $    (1.06) $      .01
                         ========  ========== ==========  ==========  ==========
Net earnings (loss) per
 share after
 extraordinary
 gain(1)(2)
  Basic................. $    .85  $     2.42 $     1.55  $     (.99) $      .01
                         ========  ========== ==========  ==========  ==========
  Diluted............... $    .77  $     2.16 $     1.39  $     (.99) $      .01
                         ========  ========== ==========  ==========  ==========
Weighted average shares
 outstanding
  Basic.................   26,719      43,036     50,135      52,526      64,634
  Diluted...............   33,755      49,143     60,851      52,526      67,418
Balance Sheet Data (as
 of December 31):
Working capital......... $ 62,722  $  103,733 $   64,617  $  132,671  $   90,532
Property and equipment,
 net....................  375,249   1,171,647  1,725,787   1,893,680   2,020,123
Total assets............  542,062   1,541,501  2,177,507   2,388,677   2,676,928
Long-term debt, net of
 current portion........  106,508     471,375    680,668     932,413     935,459
Zero coupon convertible
 subordinated
 debentures.............       --          --    237,327     216,473     226,861
6 1/4% convertible
 subordinated
 debentures.............   80,500      52,500     52,480          --          --
Shareholders' equity....  201,797     685,157    763,402     825,269     958,096

--------
(1) Restructuring charges consist of cash costs incurred for regional base consolidations, down-sizing of administrative staffs and other reductions in personnel. Charges include the cost of involuntary employee termination benefits, including severance, wage continuation, medical and other benefits, facility closures and related personnel relocation costs and other costs in connection with our restructuring plan implemented in 1999. Please read Note 8 of the Notes to Consolidated Financial Statements in
    Item 8 of this annual report for more information about these charges.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   You should read the following discussion and analysis in conjunction with our consolidated financial statements as of December 31, 2000 and 1999, and for the years ended December 31, 2000, 1999 and 1998, included in Item 8 of this annual report. The following information contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of certain limitations inherent in such statements.

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

   We have completed several transactions that have significantly expanded our international and offshore operations, including the following:

  . In July 1998, we acquired 60% of a Bolivian company, Compania Boliviana de Perforacion S.A.M. ("CBP"), in a joint initiative with the Bolivian national oil company, Yacimientos Petroliferos Fiscales Bolivianos. CBP was organized through the contribution of 13 land-based drilling and workover rigs, oilfield trucks and other related drilling assets by YPFB and $17 million in cash by us. Subsequently, in September 2000, we acquired the remaining 40% of CBP for $11.6 million in cash.

  . In October 1998, we purchased the Amethyst 1, a dynamically-positioned, self-propelled semisubmersible drilling rig. The rig is currently working offshore Brazil under a charter and service contract that expires in June 2001. In February 1999, we completed the sale and leaseback of the Amethyst 1, pursuant to which we received $97 million in cash. The lease is for a maximum term of 13.5 years, and we have options to purchase the rig exercisable at the end of eight and one-half years and at the end of the maximum term. Annual rentals for the rig range from $11.7 million to $15.9 million.

  . We have a 51% equity interest in two ultra-deepwater drillships, the Pride Africa and the Pride Angola. In October 1999 and July 2000, these drillships commenced operations for Elf Exploration Angola under contracts initially expiring in June 2005 and May 2003, respectively.

  . In April 2000, we acquired Servicios Especiales San Antonio S.A. ("San
    Antonio"), which provides a variety of oilfield services in Argentina, Peru, Bolivia, Colombia and Venezuela that are closely aligned to our contract drilling services.

  . In November 2000, we acquired an additional jackup drilling rig, the Pride Ohio, which is capable of working in up to 250 feet of water. We had been operating that rig under a bareboat charter since 1999. The rig is currently operating offshore Bangladesh under a well-to-well contract.

   Recently, we have continued to focus on increasing the size of our fleet capable of drilling in deepwater. In February 2001, we purchased two semisubmersible drilling rigs located in the North Sea, the Pride North Atlantic and the Pride North Sea. The Pride North Atlantic is under charter to one of the sellers through September 2001. In March 2001, we increased our ownership from 26.4% to 100% of two newly built, dynamically-positioned semisubmersible rigs, the Pride Carlos Walter and the Pride Brazil. These rigs are currently in transit to Brazil to work under five-year charters commencing in the second quarter of 2001.

   Please read "Business--General" in Item 1 of this annual report and "-- Liquidity and Capital Resources" in this Item 7.

Outlook

   With market conditions improving as a result of the increases in oil and gas prices since mid-1999, management anticipates continued increases in utilization and dayrates through 2001. If commodity prices remain near their current levels, we expect that our financial results will improve throughout the year. However, due to the volatility of oil and gas prices, which affect the demand for our drilling services, we cannot predict with any certainty whether these improving conditions will continue to affect our financial results positively or whether commodity prices, and demand for our services, will decline substantially.

   The depressed industry conditions over the latter part of 1998 and in 1999 led us to reduce our workforce significantly. In 1999, we recorded charges of $28.9 million, net of income taxes, related to a company-wide restructuring plan implemented to address the dramatic decline in drilling and workover activity.

Results of Operations

   The following table presents selected consolidated financial information by operating segment for the periods indicated. Operating costs for the year ended December 31, 1999 include restructuring charges.

                                           Year Ended December 31,
                                 ----------------------------------------------
                                      1998            1999            2000
                                 --------------  --------------  --------------
                                            (Dollars in thousands)
Revenue:
  United States offshore........ $160,829  19.2% $ 85,649  13.8% $136,092  15.0%
  International land............  401,899  48.1   263,110  42.5   364,461  40.1
  International offshore........  272,835  32.7   270,626  43.7   322,581  35.5
  E&P Services..................       --    --        --    --    85,873   9.4
                                 -------- -----  -------- -----  -------- -----
    Total revenue............... $835,563 100.0% $619,385 100.0% $909,007 100.0%
                                 ======== =====  ======== =====  ======== =====
Operating Costs:
  United States offshore........ $ 90,311  17.1% $ 68,207  15.0% $ 90,020  14.9%
  International land............  293,073  55.3   206,953  45.5   268,832  44.4
  International offshore........  146,460  27.6   179,560  39.5   184,954  30.6
  E&P Services..................       --    --        --    --    60,774  10.1
                                 -------- -----  -------- -----  -------- -----
    Total operating costs....... $529,844 100.0% $454,720 100.0% $604,580 100.0%
                                 ======== =====  ======== =====  ======== =====
Gross Margin:
  United States offshore........ $ 70,518  23.1% $ 17,442  10.6% $ 46,072  15.1%
  International land............  108,826  35.6    56,157  34.1    95,629  31.4
  International offshore........  126,375  41.3    91,066  55.3   137,627  45.2
  E&P Services..................       --    --        --    --    25,099   8.3
                                 -------- -----  -------- -----  -------- -----
    Total gross margin.......... $305,719 100.0% $164,665 100.0% $304,427 100.0%
                                 ======== =====  ======== =====  ======== =====

 2000 Compared with 1999

   Revenue. Revenue for 2000 increased $289.6 million, or 47%, as compared to 1999. Of this increase, $85.9 million related to the initiation of E&P Services through our acquisition in April 2000 of San Antonio and approximately $101.4 million was the result of significantly increased rig utilization of our international land-based fleet, primarily in Argentina and Colombia. Revenue from our United States offshore operations increased $50.4 million due to increased utilization and higher day rates for our Gulf of Mexico jackup and platform rigs. Revenue from our international offshore operations increased $52.0 million, which includes an increase of $83.7 million from the commencement of drillship operations, partially offset by a decrease of $29.8 million from rig management contracts.

   Operating Costs. Operating costs in 2000 increased $149.9 million, or 33%, as compared to 1999. Of this increase, $60.8 million related to the initiation of E&P Services through the acquisition of San Antonio and approximately $61.9 million was due to higher rig utilization of our international land-based rigs, mostly in Argentina and Colombia. An additional $21.8 million was attributable to higher utilization of our domestic offshore fleet and $5.4 million was attributable to international offshore operations, which includes higher costs for drillships, tender-assisted rigs and semisubmersibles partially offset by lower costs for management contracts and jack-up rigs. The increases for international land-based rigs and international offshore operations, discussed above, are net of the non-recurring restructuring charges incurred in 1999 of $8.9 million and $3.9 million, respectively.

   Depreciation and Amortization. Depreciation and amortization for 2000 increased $34.5 million, or 36%, compared to 1999, primarily as a result of the expansion of our fleet.

   Selling, General and Administrative. Selling, general and administrative costs in 2000 decreased $22.2 million, or 22%, as compared to 1999. Costs for 1999 include restructuring costs of $23.8 million resulting from our restructuring plan implemented in 1999. Please read Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this annual report for more information about our restructuring costs. Excluding these costs, selling, general and administrative costs in 2000 increased $1.7 million, or 2%, as compared to 1999, primarily as a result of the initiation of E&P Services through the acquisition of San Antonio, which recorded $7.4 million of selling, general and administrative costs, partially offset by reduced wages and related expenses company-wide associated with staff reductions resulting from the restructuring activity in 1999.

   Other Income (Expense). Other expense in 2000 increased $35.5 million, or 86%, as compared to 1999 mostly as a result of an increase of $29.8 million in interest expense on debt incurred to construct our two new drillships and the additional interest related to the debt incurred in the San Antonio acquisition, partially offset by an increase in interest income of $3.6 million related to our increase of cash available for investment. The increase in other expense was also attributable to a reduction of other income of $4.9 million due to foreign exchange losses, partially offset by a litigation settlement. In addition, other income (expense) in 1999 included an insurance gain of $7.4 million related to the loss of a land-based drilling rig in Bolivia. During 2000, we capitalized $11.2 million of interest expense in connection with construction projects, as compared to $29.6 million of interest capitalized in 1999.

   Minority Interest. Minority interest increased $6.8 million or, 171%, in 2000 as compared to 1999. Minority interest increased $10.6 million due to the 49% minority share of net income from the Pride Africa and Pride Angola drillships, which commenced operations in October 1999 and May 2000, respectively. This increase was offset by a decrease in the minority share of net income from CBP due to a decrease in the net income generated by CBP and our acquisition of the 40% minority interest during September 2000.

   Income Tax Provision (Benefit). Our consolidated effective income tax rate in 2000 was approximately 32% as compared to approximately 31% in 1999.

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

   Selling, General and Administrative. Selling, general and administrative costs in 1999 increased $17.8 million, or 21%, as compared to 1998. The increase resulted from restructuring costs of $23.8 million offset by a decrease of $11.7 million resulting from base consolidation and reductions in administrative staff. Please read Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of this annual report for more information about our restructuring costs.

   Other Income (Expense). Other income (expense) increased $2.5 million, or 7%, in 1999 as compared to 1998. Of this increase $15.2 million related to increased interest expense due to increased borrowings to fund drillship construction and other expansion projects, as well as to enhance liquidity. Other income increased by $10.0 million due to an insurance gain of $7.4 million from the loss of a land-based drilling rig in Bolivia and increases in gains on sale of assets of $7.2 million, partially offset by losses totaling $4.6 million from currency transactions and other miscellaneous items. Interest income increased by $2.7 million due to an increase in cash available for investment. During 1999 we capitalized $29.6 million of interest expense in connection with construction projects, as compared to $16.4 million in 1998.

   Minority Interest. Minority interest increased $4.1 million in 1999 as compared to 1998. This increase is primarily due to the 40% minority share of net income from CBP, which commenced operation in late 1998.

   Income Tax Provision (Benefit). Our consolidated effective income tax rate in 1999 was approximately 31% as compared to approximately 24% in 1998. The increase was attributable to increased U.S. tax on foreign income offset by lower effective foreign taxes as a result of higher foreign income in low foreign tax jurisdictions.

Liquidity and Capital Resources

   We had net working capital of $90.5 million and $132.7 million at December 31, 2000 and 1999, respectively. Our current ratio, the ratio of current assets to current liabilities, was 1.2 and 1.5 at December 31, 2000 and 1999, respectively. The decreases in the amount of working capital and the current ratio were attributable primarily to higher accounts payable, accrued expenses and current debt compared to lesser increases in accounts receivable, short-term investments and other current assets. In January 2001, we added a total of $149.1 million of working capital from the net cash proceeds of $254.5 million from our public issuance of Zero Coupon Convertible Senior Debentures Due 2021 of which we used $45 million to purchase the Pride North Atlantic and the Pride North Sea and $60.4 million to repay debt.

   During 2000, our capital expenditures primarily consisted of $30.4 million related to the construction of the Pride Angola; $28.5 million for refurbishment projects; $27.0 million for the purchase and refurbishment of the

Pride Cabinda, $76 million for certain additions to our offshore fleet (including refurbishments and repairs), and $64.0 million of other enhancement and sustaining capital expenditures. Capital expenditures also include $45.8 million of net assets related to the San Antonio acquisition in April 2000.

   As a result of our acquisition in March 2001 of our partners' interests in the Pride Carlos Walter and the Pride Brazil, both of which are scheduled to commence operations for Petroleo Brasilerio S.A. ("Petrobras") in the second quarter of 2001 under five-year contracts, we have added to our consolidated balance sheet approximately $410 million of assets represented by the two rigs, approximately $300 million of indebtedness incurred by the joint venture to finance the construction of the two rigs and $86 million of three-year convertible senior notes that bear interest at 9% per annum and are convertible into approximately 4.0 million shares of Pride common stock. An aggregate of $53 million of the construction-related indebtedness, which matures in November 2001 and bears interest at 11 3/4% per annum, has been called for redemption. We expect that about half of the remaining construction debt (which bears interest at 12%) will be refinanced at substantially lower interest rates once the rigs begin working for Petrobras. We expect to repay the balance of the construction debt using a portion of the proceeds from our January 2001 public issue of Zero Coupon Convertible Senior Debentures Due 2021 and from other available cash.

   We have a 51% ownership interest in and operate the ultra-deepwater drillships Pride Africa and Pride Angola, which are contracted to work for Elf Exploration Angola through June 2005 and May 2003, respectively. Financing for approximately $400 million of the drillships' total construction cost of $495 million was provided by a group of banks. The loans are nonrecourse to the joint owners. As of December 31, 2000, a total of $351.8 million was outstanding under these loans.

   In 1997 and 1999, respectively, we issued $325 million of 9 3/8% Senior Notes due 2007 and $200 million of 10% Senior Notes due 2009. The notes contain provisions that limit our ability and the ability of our subsidiaries, with certain exceptions, to pay dividends or make other restricted payments; incur additional debt or issue preferred stock; create or permit to exist liens; incur dividend or other payment restrictions affecting subsidiaries; consolidate, merge or transfer all or substantially all our assets; sell assets; enter into transactions with affiliates and engage in sale and leaseback transactions.

   In 1998, we completed a public sale of $588.1 million face amount of Zero Coupon Convertible Subordinated Debentures that mature in 2018, subject to the holders' rights to require us to repurchase the debentures beginning in 2003 at the original issue price (39.1% of face amount) plus accrued original issue discount to the repurchase date. We have the option to pay the purchase price in cash or common stock. The debentures outstanding as of December 31, 2000 had a face amount of $511.1 million. The debentures are convertible at any time into a total of approximately 7.0 million shares of our common stock (equal to a conversion rate of 13.794 shares of common stock per $1,000 principal amount at maturity).

   In January 2001, we completed a public sale of $431.5 million face amount of Zero Coupon Convertible Senior Debentures that mature in 2021, subject to the holders' rights to require us to repurchase the debentures beginning in 2003 for cash at the original issue price (60.8% of face amount) plus accrued original issue discount to the repurchase date. In connection with this sale, we received proceeds of $254.5 million, net of offering costs. These debentures are convertible at any time into a total of approximately 9.4 million shares of our common stock (equal to a conversion rate of 21.729 shares of common stock per $1,000 principal amount at maturity). The debentures contain provisions that limit our ability and the ability of our subsidiaries, with certain exceptions, to pay dividends or make other restricted payments; incur additional debt or issue preferred stock; create or permit to exist liens; incur dividend or other payment restrictions affecting subsidiaries; consolidate, merge or transfer all or substantially all our assets; sell assets; enter into transactions with affiliates and engage in sale and leaseback transactions.

   In connection with our purchase of San Antonio in April 2000 from Perez Companc S.A., we issued a $26 million promissory note payable in monthly installments equal to the lesser of (1) 25% of the revenues of San Antonio for the relevant month from services provided by it to Perez Companc and its affiliates or (2) $722,222. Interest on the outstanding balance of the note is payable quarterly at LIBOR plus 2.75%, which was 9.31% at December 31, 2000. Perez Companc is also entitled to four "earn-out" payments of up to $3.0 million each at the end of each of the first four anniversary dates of the closing if San Antonio's revenue from services provided to Perez Companc and its affiliates exceeds $40 million during the 12 calendar months ending immediately prior to the relevant anniversary date.

   We currently have senior bank credit facilities with foreign banks that provide aggregate availability of up to $177.3 million. The credit facilities terminate between January 2002 and February 2005. Borrowings under each of the credit facilities bear interest at variable rates based on LIBOR plus a spread ranging from 0.50% to 1.70%. As of December 31, 2000, there was $50 million outstanding under these credit facilities which was repaid from the proceeds of our debentures issued in January 2001.

   We have a senior secured credit facility with a U.S. bank under which up to $25 million of letters of credit may be issued. Outstanding letters of credit issued under this credit facility are secured by our cash and cash equivalents maintained at such bank. The letter of credit facility expires in March 2003. As of March 30, 2001, there were $12.6 million of letters of credit issued under this credit facility.

   In addition to the debt obligations described above, we had, as of December 31, 2000, approximately $78 million of other debt and capital lease obligations incurred primarily in connection with expansions of our offshore rig fleet. These include (1) a $21.3 million senior convertible note issued in connection with the purchase of the Amethyst 1 that matures on September 1, 2001, currently bears interest at 8% per annum and is convertible into approximately 801,887 shares of our common stock and (2) a balance of $21.7 principal amount of limited-recourse collateralized term loans made with two Japanese trading companies in 1994 to finance construction of our barge rigs, the Pride I and the Pride II. The term loans are being repaid from charter payments for the rigs in equal monthly installments of principal and interest (at 9.61% per annum) through July 2004. Accordingly, at December 31, 2000, we had approximately $1.3 billion of debt and capital lease obligations. Please read "Risk Factors--Our significant debt levels and debt agreement restrictions may limit our flexibility in obtaining additional financing and in pursuing other business opportunities" in Item 1 of this annual report.

   We own a 26.4% equity interest in a joint venture that is constructing two dynamically-positioned, deepwater semisubmersible drilling rigs yet to be named and currently referred to as the Amethyst 4 and the Amethyst 5. We currently expect those rigs to be delivered by the shipyard in late 2001 or early 2002. Those rigs are being built to operate under charter and service rendering contracts with Petrobras having initial terms of six and eight years, respectively; however, Petrobras has given notice of its intention to cancel those contracts for late delivery. Based on Petrobras' announced deepwater drilling program and related rig requirements, we believe that it will employ the Amethyst 4 and Amethyst 5 under new or amended contracts, as it has agreed similarly to employ the Pride Carlos Walter and the Pride Brazil under new contracts. There can be no assurance, however, that either the Amethyst 4 or Amethyst 5 will be chartered to Petrobras or to any other customer. Construction of those rigs is being financed through credit facilities, with repayment of up to 87.5% of the borrowings under those facilities guaranteed by the United States Maritime Administration. Advances under the credit facilities are being provided without recourse to any of the joint venture participants; however, we and our principal joint venture partner have each guaranteed payment of up to $20.5 million of any late delivery penalties that Petrobras may impose.

   During 2000, in order to finance the $35 million cash portion of the consideration paid for San Antonio and to improve our overall liquidity, we sold 4.5 million shares of our common stock to a fund managed by First Reserve Corporation for $72 million. As a result of this and other sales of our common stock to First Reserve-managed funds, those funds currently own a total of
10.7 million shares of our common stock, or approximately 14.9% of the total shares outstanding. Also during 2000, we established the Pride International, Inc. Direct Stock Purchase Plan, which provides a convenient way for investors to purchase shares of our common stock without paying brokerage commissions or service charges. Through December 31, 2000, we sold 2.3 million shares under this plan for $54.4 million.

   Management believes that the cash and cash equivalents on hand, together with the cash generated from our operations, the remaining net proceeds from the January 2001 public issue of Zero Coupon Convertible Senior Debentures and borrowings under our credit facilities, will be adequate to fund normal ongoing capital expenditures, working capital and debt service requirements for the foreseeable future. Approximately $30.4 million of the amount included in cash and cash equivalents on our consolidated balance sheet as of December 31, 2000 is currently held in trust in connection with our drillship loans and limited-recourse collateralized term loans and, accordingly, is not available for our use.

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

Accounting Matters

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment to FASB Statement No. 133". SFAS No. 133 requires that all derivative financial instruments, including certain derivative instruments imbedded in other contracts, be recognized in the balance sheet at fair value, and that changes in such fair value be recognized in earnings unless specific hedging criteria are met. We adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 on January 1, 2001. Adoption of SFAS No. 133, as amended by SFAS No. 138, has not had nor is it expected to have a material impact on our consolidated results of operations, financial position or cash flows.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The bulletin summarizes certain of the SEC Staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. This bulletin through its subsequent revised releases, SAB No. 101A and SAB No. 101B, was effective for registrants no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The implementation of this bulletin did not have any impact on our results of operations or equity.

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

   Interest Rate Risk. We are exposed to interest rate risk through our convertible and fixed rate long-term debt. The fair market value of fixed rate debt will increase as prevailing interest rates decrease. The fair value of our long-term debt is estimated based on quoted market prices where applicable, or based on the present value of expected cash flows relating to the debt discounted at rates currently available to us for long-term borrowings with similar terms and maturities. The estimated fair value of our long-term debt as of December 31, 2000 and 1999, was approximately $1,254 million and $1,170 million, respectively, which is less than its carrying value as of December 31, 2000 and 1999 of $1,230 million and $1,210 million, respectively. A hypothetical 10% decrease in interest rates would increase the fair market value of our long-term debt at December 31, 2000 by approximately $45 million.

   We enter into interest rate swap and cap agreements to manage our exposure to interest rate risk. As of December 31, 2000, we held interest rate swap and cap agreements covering $352 million, fixing our interest payments on related debt at 7.5%. The weighted average interest rate incurred on the related debt in 2000 excluding the swap agreements was 7.8%. The fair market value of our interest rate swap and cap agreements is determined based upon discounted expected future cash flows using the market interest rate at year end. The estimated fair value of our interest rate swap and cap agreements as of December 31, 2000 and 1999 would result in a loss of approximately $0.7 million and $1.7 million, respectively, over the remaining terms of the agreements. A hypothetical 10% decrease in interest rates would decrease the fair market value of our interest rate swap and cap agreements at December 31, 2000 by approximately $5.6 million. The change in the cash flows from the interest rate swap and cap agreements would be offset by a corresponding change in interest expense on the related debt.

   Foreign Currency Exchange Rate Risk. We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which expose us to foreign exchange rate risk. We utilize forward exchange and option contracts, local currency borrowings and the payment structure of customer contracts to selectively reduce our exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currencies. The estimated unrealized loss of our forward exchange and option contracts as of December 31, 2000 and 1999 was approximately $6.8 million and $4.3 million, respectively. A hypothetical 10% decrease in the U.S. dollar relative to the value of all foreign currencies as of December 31, 2000 would result in an approximate $3.3 million decrease in the fair value of our forward exchange and option contracts. We do not hold or issue forward exchange contracts, option contracts or other derivative financial instruments for speculative purposes.

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

  . business strategies

  . expansion and growth of operations

  . utilization rates and contract rates for rigs

  . future operating results and financial condition

   We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including:

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

Item 8. Financial Statements and Supplementary Data

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Pride International, Inc.:

   In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of Pride International, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PricewaterhouseCoopers LLP

Houston, Texas
March 26, 2001

                           PRIDE INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (In thousands)

                                                            December 31,
                                                       -----------------------
                                                          2000         1999
                                                       -----------  ----------
                        ASSETS
                        ------
CURRENT ASSETS
  Cash and cash equivalents (includes restricted cash
   of $30,400 and $16,700)............................ $   123,488  $  111,627
  Short-term investments..............................          --      42,877
  Trade receivables, net..............................     234,990     129,311
  Parts and supplies..................................      53,938      36,295
  Deferred income taxes...............................         601          --
  Other current assets................................      65,131      77,380
                                                       -----------  ----------
    Total current assets..............................     478,148     397,490
                                                       -----------  ----------
PROPERTY AND EQUIPMENT, net...........................   2,020,123   1,893,680
                                                       -----------  ----------
OTHER ASSETS
  Investments in and advances to affiliates...........      59,420      51,012
  Goodwill, net.......................................      51,940       3,120
  Other assets, net...................................      67,297      43,375
                                                       -----------  ----------
    Total other assets................................     178,657      97,507
                                                       -----------  ----------
                                                       $ 2,676,928  $2,388,677
                                                       ===========  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES
  Accounts payable.................................... $   144,710  $  106,391
  Accrued expenses....................................     131,218      96,593
  Short-term borrowings...............................      22,135         402
  Current portion of long-term debt...................      85,286      53,097
  Current portion of long-term lease obligations......       4,267       8,336
                                                       -----------  ----------
    Total current liabilities.........................     387,616     264,819
                                                       -----------  ----------
OTHER LONG-TERM LIABILITIES...........................      81,364      51,163
LONG-TERM DEBT, net of current portion................     917,777     898,237
LONG-TERM LEASE OBLIGATIONS, net of current portion...      17,682      34,176
ZERO COUPON CONVERTIBLE SUBORDINATED DEBENTURES.......     226,861     216,473
DEFERRED INCOME TAXES.................................      40,793      48,064
MINORITY INTEREST.....................................      46,739      50,476
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Common stock, no par value; 100,000 shares
   authorized; 67,743 and 60,470 shares issued and
   67,689 and 60,416 shares outstanding,
   respectively.......................................           1           1
  Paid-in capital.....................................     769,515     637,424
  Treasury stock at cost..............................        (191)       (191)
  Retained earnings...................................     188,771     188,035
                                                       -----------  ----------
    Total shareholders' equity........................     958,096     825,269
                                                       -----------  ----------
                                                       $ 2,676,928  $2,388,677
                                                       ===========  ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    (In thousands, except per share amounts)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
REVENUES........................................  $909,007  $619,385  $835,563
OPERATING COSTS.................................   604,580   441,903   524,344
RESTRUCTURING CHARGES...........................        --    12,817     5,500
                                                  --------  --------  --------
  Gross Margin..................................   304,427   164,665   305,719
DEPRECIATION AND AMORTIZATION...................   130,255    95,723    79,931
SELLING, GENERAL AND ADMINISTRATIVE.............    80,496    78,825    84,825
RESTRUCTURING CHARGES...........................        --    23,831        --
                                                  --------  --------  --------
EARNINGS (LOSS) FROM OPERATIONS.................    93,676   (33,714)  140,963
                                                  --------  --------  --------
OTHER INCOME (EXPENSE)
  Other income, net.............................     1,808    11,125     1,146
  Interest income...............................    12,169     8,552     5,850
  Interest expense..............................   (90,764)  (60,992)  (45,776)
                                                  --------  --------  --------
    Total other income (expense), net...........   (76,787)  (41,315)  (38,780)
                                                  --------  --------  --------
EARNINGS (LOSS) BEFORE INCOME TAXES AND MINORITY
 INTEREST.......................................    16,889   (75,029)  102,183
INCOME TAX PROVISION (BENEFIT)..................     5,341   (23,258)   24,726
MINORITY INTEREST...............................    10,812     3,996       (60)
                                                  --------  --------  --------
NET EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM...       736   (55,767)   77,517
EXTRAORDINARY ITEM, NET.........................        --     3,884        --
                                                  --------  --------  --------
NET EARNINGS (LOSS).............................  $    736  $(51,883) $ 77,517
                                                  ========  ========  ========
NET EARNINGS (LOSS) PER SHARE BEFORE
 EXTRAORDINARY GAIN
  Basic.........................................  $    .01  $  (1.06) $   1.55
  Diluted.......................................  $    .01  $  (1.06) $   1.39
NET EARNINGS (LOSS) PER SHARE AFTER
 EXTRAORDINARY GAIN
  Basic.........................................  $    .01  $   (.99) $   1.55
  Diluted.......................................  $    .01  $   (.99) $   1.39
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic.........................................    64,634    52,526    50,135
  Diluted.......................................    67,418    52,526    60,851

   The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                 (In thousands)

                         Common Stock           Treasury               Total
                         ------------- Paid-In   Stock   Retained  Shareholders'
                         Shares Amount Capital  at Cost  Earnings     Equity
                         ------ ------ -------- -------- --------  -------------
BALANCE--DECEMBER 31,
 1997................... 50,097  $ 1   $522,946  $(191)  $162,401    $685,157
  Net earnings..........     --   --         --     --     77,517      77,517
  Issuance of common
   stock in connection
   with conversion of
   debentures...........      2   --         20     --         --          20
  Exercise of stock
   options..............    338   --        689     --         --         689
  Tax benefit of non-
   qualified stock
   options..............     --   --         19     --         --          19
                         ------  ---   --------  -----   --------    --------
BALANCE--DECEMBER 31,
 1998................... 50,437    1    523,674   (191)   239,918     763,402
  Net loss..............     --   --         --     --    (51,883)    (51,883)
  Issuance of common
   stock in connection
   with conversion or
   cancellation of
   debentures...........  6,768   --     75,825     --         --      75,825
  Issuance of common
   stock in connection
   with private
   investment...........  3,141   --     37,446     --         --      37,446
  Other issuance of
   common stock.........     44   --        262     --         --         262
  Exercise of stock
   options..............     26   --        195     --         --         195
  Tax benefit of non-
   qualified stock
   options..............     --   --         22     --         --          22
                         ------  ---   --------  -----   --------    --------
BALANCE--DECEMBER 31,
 1999................... 60,416    1    637,424   (191)   188,035     825,269
  Net earnings..........     --   --         --     --        736         736
  Issuance of common
   stock in connection
   with Direct Stock
   Purchase Plan........  2,282   --     54,400     --         --      54,400
  Issuance of common
   stock in connection
   with private
   investment...........  4,500   --     72,000     --         --      72,000
  Other issuance of
   common stock.........     36   --        228     --         --         228
  Exercise of stock
   options..............    455   --      4,365     --         --       4,365
  Tax benefit of non-
   qualified stock
   options..............     --   --      1,098     --         --       1,098
                         ------  ---   --------  -----   --------    --------
BALANCE--DECEMBER 31,
 2000................... 67,689  $ 1   $769,515  $(191)  $188,771    $958,096
                         ======  ===   ========  =====   ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (In thousands)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
OPERATING ACTIVITIES
  Net earnings (loss)............................ $    736  $(51,883) $ 77,517
  Adjustments to reconcile net earnings (loss) to
   net cash provided by (used in) operating
   activities --
    Depreciation and amortization................  130,255    95,723    79,931
    Discount amortization on zero coupon
     convertible subordinated debenture..........   10,388    10,986     7,327
    Gain on sale of assets.......................   (2,170)   (9,829)   (2,626)
    Deferred tax provision.......................  (14,810)  (33,252)   15,748
    Minority interest............................   10,812     3,096       (59)
    Extraordinary item...........................       --    (6,825)       --
    Changes in assets and liabilities, net of
     effects of acquisitions --
      Trade receivables..........................  (84,297)   58,040     7,622
      Parts and supplies.........................  (10,758)   (7,134)   (2,262)
      Other current assets.......................   14,260   (25,310)   (9,479)
      Other assets...............................  (22,755)      211   (21,721)
      Accounts payable...........................    7,694   (73,300)    4,902
      Accrued expenses...........................   26,923    11,495    20,145
      Other liabilities..........................   21,201     2,176    20,076
                                                  --------  --------  --------
        Net cash provided by (used in) operating
         activities..............................   87,479   (25,806)  197,121
                                                  --------  --------  --------
INVESTING ACTIVITIES
  Purchase of net assets of acquired entities,
   including acquisition costs, less cash
   acquired......................................  (45,755)       --   (17,000)
  Purchases of property and equipment............ (177,458) (343,588) (574,257)
  Proceeds from dispositions of property and
   equipment.....................................    3,370   118,276    12,868
  Investments in and advances to affiliates......   (8,408)   (2,430)  (44,906)
  Proceeds from sales of short-term investments..   72,931   204,970        --
  Purchases of short-term investments............  (30,054) (247,847)       --
                                                  --------  --------  --------
        Net cash used in investing activities.... (185,374) (270,619) (623,295)
                                                  --------  --------  --------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock.........  126,628    37,500        --
  Proceeds from exercise of stock options........    4,365       457       709
  Proceeds from minority interest owners.........       --    24,558    22,113
  Proceeds from issuance of convertible
   subordinated debentures.......................       --        --   223,080
  Proceeds from debt borrowings..................  127,222   493,040   352,810
  Reduction of debt.............................. (148,459) (234,043) (160,393)
                                                  --------  --------  --------
        Net cash provided by financing
         activities..............................  109,756   321,512   438,319
                                                  --------  --------  --------
NET INCREASE IN CASH AND CASH EQUIVALENTS........   11,861    25,087    12,145
CASH AND CASH EQUIVALENTS, beginning of year.....  111,627    86,540    74,395
                                                  --------  --------  --------
CASH AND CASH EQUIVALENTS, end of year........... $123,488  $111,627  $ 86,540
                                                  ========  ========  ========

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

   For financial reporting purposes, depreciation of property and equipment is provided using the straight-line method based upon expected useful lives of each class of assets. Estimated useful lives of the assets for financial reporting purposes are as follows:

                                                        Years
                                                        -----
           Rigs and rig equipment......................  5-25
           Transportation equipment....................   3-7
           Buildings and improvements.................. 10-20
           Furniture and fixtures......................     5

   Rigs and rig equipment have salvage values not exceeding 20% of the cost of the rig or rig equipment.

   Property and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company estimates the future undiscounted cash flows of the affected assets to judge the recoverability of carrying amounts. In general, analyses are based on expected day rates and utilization rates.

                           PRIDE INTERNATIONAL, INC.

   Interest is capitalized on construction in progress at the interest rate on debt incurred for construction or at the weighted average cost of debt outstanding during the period of construction.

 Goodwill

   Goodwill is being amortized using the straight-line method over ten to fifteen years.

 Revenue Recognition

   The Company recognizes revenue as services are performed based upon contracted day rates and the number of operating days during the period. Revenue from turnkey contracts is generally recognized upon completion. Anticipated losses on turnkey contracts are recognized in operating results when known. Mobilization fees received as compensation for the cost of relocating the drilling rigs from one major operating area to another are recognized as earned, which is generally over the term of the related drilling contract.

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

 Financial Instruments

   Currency exchange contracts are used to reduce the risk of adverse foreign currency movements related to certain foreign currency expenditures. The gains or losses arising from currency exchange contracts offset foreign exchange gains or losses on the underlying payables and are recognized as offsetting adjustments to the carrying amounts. Interest rate swap and cap agreements are used to reduce the Company's exposure to adverse interest rate movements on certain variable-rate debt obligations. The interest differentials to be paid or received under such swaps and caps are recognized over the life of the agreements as adjustments to interest expense. Related amounts payable to or receivable from counterparties are included in current assets and liabilities.

   Realized and unrealized gains or losses on forward exchange contracts which are designated as, and are effective as hedges are deferred and are recognized in results of operations when the hedged expenses are recognized. The cash flows from these transactions are classified consistently with the cash flows for the transaction being hedged.

                           PRIDE INTERNATIONAL, INC.

   Realized and unrealized gains or losses on forward exchange contracts which do not qualify as hedges or are no longer effective as hedges are reported in results of operations as other expense.

 Concentration of Credit Risk

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash balances, short-term investments and trade receivables. The Company places its temporary cash and short term investments in U.S. Government securities and other high quality financial instruments. The Company limits the amount of credit exposure to any one financial institution or issuer. The Company's customer base consists primarily of major integrated and government-owned international oil companies as well as smaller independent oil and gas producers. Management believes the credit quality of its customers is generally high. The Company has in place insurance to cover certain exposure in its foreign operations and provides allowances for potential credit losses when necessary.

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

 Stock-Based Compensation

   Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), established financial accounting and reporting standards for stock-based employee compensation plans. It defined a fair value based method of accounting for an employee stock option or similar equity instrument and encouraged all entities to adopt that method of accounting for all of their employee stock compensation plans and include the cost in the income statement as compensation expense. However, SFAS No. 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company accounts for compensation cost for stock option plans in accordance with APB Opinion No. 25.

 New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment to FASB Statement No. 133". SFAS No. 133 requires that all derivative financial instruments, including certain derivative instruments

                           PRIDE INTERNATIONAL, INC.

imbedded in other contracts, be recognized in the balance sheet at fair value, and that changes in such fair value be recognized in earnings unless specific hedging criteria are met. The Company adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 on January 1, 2001. Adoption of SFAS No. 133, as amended by SFAS No. 138, has not had nor is it expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The bulletin summarizes certain of the SEC Staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. This bulletin through its subsequent revised releases, SAB No. 101A and SAB No. 101B, was effective for registrants no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The implementation of this bulletin did not have a significant impact on the results of operations or equity of the Company.

2. PROPERTY AND EQUIPMENT

   Property and equipment as of December 31, 2000 and 1999 consists of the following:

                                                             December 31,
                                                         ----------------------
                                                            2000        1999
                                                         ----------  ----------
                                                            (in thousands)
      Rigs and rig equipment............................ $2,186,594  $1,718,961
      Transportation equipment..........................     21,524      17,760
      Buildings.........................................     29,627      14,271
      Other.............................................     33,754      26,619
      Construction-in-progress..........................    105,127     358,941
      Land..............................................      7,905       3,197
                                                         ----------  ----------
                                                          2,384,531   2,139,749
      Accumulated depreciation and amortization.........   (364,408)   (246,069)
                                                         ----------  ----------
      Net property and equipment........................ $2,020,123  $1,893,680
                                                         ==========  ==========

   The Company capitalizes interest applicable to the construction of significant additions to property and equipment. For the years ended December 31, 2000, 1999, and 1998, total interest incurred was $102.0 million, $90.6 million and $62.1 million, respectively, of which $11.2 million, $29.6 million and $16.1 million, respectively, was capitalized.

   During the years ended December 31, 2000, 1999, and 1998, maintenance and repair costs included in operating costs on the accompanying consolidated statement of operations were $99.4 million, $61.3 million and $61.7 million, respectively.

3. ACQUISITIONS

   In April 2000, the Company acquired Servicios Especiales San Antonio S.A. ("San Antonio"), which provides a variety of oilfield services in Argentina, Peru, Bolivia, Colombia and Venezuela, including cementing, fracturing, coiled tubing drilling and completion, directional drilling and other services that are closely aligned to the Company's contract drilling services. The purchase price was $61 million, consisting of $35 million in cash and a $26 million promissory note payable in monthly installments equal to the lesser of (1) 25% of the revenues of San Antonio for the relevant month from services provided by it to the seller and its affiliates or (2) $722,222. Interest on the outstanding balance of the note is payable quarterly at LIBOR plus 2.75%, which was 9.31% at

                           PRIDE INTERNATIONAL, INC.

December 31, 2000. The seller is also entitled to four "earn-out" payments of up to $3.0 million each at the end of each of the first four anniversary dates of the closing if San Antonio's revenues from services provided to the seller and its affiliates exceed $40 million during the 12 calendar months ending immediately prior to the relevant anniversary date. In addition to the consideration paid for San Antonio, the Company provided $17 million in cash at closing for the repayment of a portion of San Antonio's outstanding debt. Assets acquired and liabilities assumed consisted of current assets of $33.3 million, long-term assets of $59.6 million, current liabilities of $77.6 million, deferred tax liabilities of $3.5 million and other long-term liabilities of $28.6 million, resulting in acquisition goodwill of $51.8 million.

   In September 2000, the Company acquired the 40% ownership interest it did not own in Compania Boliviana Perforacion S.A.M. ("CBP") for $11.6 million in cash, increasing its ownership to 100%. The Company acquired a 60% ownership interest in CBP in July 1998 pursuant to a joint initiative with the Bolivian national oil company in which the oil company contributed 13 land-based drilling and workover rigs, oilfield trucks and other related drilling assets and the Company contributed $17 million in cash.

   In November 2000, the Company acquired a 250-foot water depth jackup drilling rig for $22.5 million in cash, which it has renamed the Pride Ohio. The Company had been operating the rig under a bareboat charter arrangement offshore Bangladesh since September 1999.

   Each of the acquisitions discussed above was recorded using the purchase method of accounting. The operating results of each acquisition have been included in the Company's consolidated results of operations from the date of acquisition.

4. DEBT

 Short-Term Borrowings

   The Company has agreements with several banks for short-term lines of credit denominated in U.S. dollars, French francs and Argentine pesos. The facilities are renewable annually and bear interest at variable rates based on LIBOR for the U.S. dollar and Argentine peso denominated facilities, and PIBOR for the French franc denominated facilities. The weighted average interest rates on such borrowings at December 31, 2000 was 8.7%. As of December 31, 2000, $22.1 million was outstanding under these borrowings and $82 million was available.

 Long-Term Debt

   Long-term debt at December 31, 2000 and 1999 consisted of the following:

                                                               December 31,
                                                            -------------------
                                                              2000      1999
                                                            --------- ---------
                                                              (in thousands)
      9 3/8% Senior Notes due 2007......................... $ 325,000 $ 325,000
      10% Senior Notes due 2009............................   200,000   200,000
      Drillship loans......................................   351,826   356,491
      Limited-recourse collateralized term loans...........    21,736    26,699
      Senior convertible note payable......................    21,250    21,250
      Collateralized term loans............................        --    18,771
      Other notes payable..................................    33,251     3,123
      Credit facilities....................................    50,000        --
                                                            --------- ---------
                                                            1,003,063   951,334
      Current portion of long-term debt....................    85,286    53,097
                                                            --------- ---------
        Long-term debt, net of current portion............. $ 917,777 $ 898,237
                                                            ========= =========

                           PRIDE INTERNATIONAL, INC.

 9 3/8% Senior Notes due 2007

   In May 1997, the Company issued $325.0 million of 9.375% Senior Notes due May 1, 2007 (the "9.375% Senior Notes"). Interest on the 9.375% Senior Notes is payable semi-annually on May 1 and November 1 of each year. The 9.375% Senior Notes are not redeemable prior to May 1, 2002, after which they will be redeemable, in whole or in part, at the option of the Company at redemption prices starting at 104.688% and declining to 100% by May 1, 2005. The indenture governing the 9.375% Senior Notes contains provisions that limit the ability of the Company and its subsidiaries, with certain exemptions, to pay dividends or make other restricted payments; incur additional debt or issue preferred stock; create or permit to exist liens; incur dividend or other payment restrictions affecting subsidiaries; consolidate, merge or transfer all or substantially all of its assets; sell assets; enter into transactions with affiliates and engage in sale and leaseback transactions. As of December 31, 2000, the outstanding principal amount of the 9.375% Senior Notes had a fair value of approximately $336 million.

 10% Senior Notes due 2009

   In May 1999, the Company completed the public sale of $200.0 million principal amount of 10% Senior Notes due June 1, 2009 (the "10% Senior Notes"). Interest on the notes is payable semi-annually on June 1 and December 1 of each year. The 10% Senior Notes are not redeemable prior to June 1, 2004, after which they will be redeemable, in whole or in part, at the option of the Company at redemption prices starting at 105% of the principal amount and declining to 100% by June 1, 2007. In the event the Company consummates a qualified equity offering on or prior to June 1, 2002, the Company may use all or a portion of the proceeds to redeem up to 33% of the principal amount of the 10% Senior Notes at a redemption price equal to 110% of the aggregate principal amount thereof, together with accrued and unpaid interest to the date of redemption. The 10% Senior Notes contain provisions that limit the ability of the Company and its subsidiaries, with certain exemptions, to pay dividends or make other restricted payments; incur additional debt or issue preferred stock; create or permit to exist liens; incur dividend or other payment restrictions affecting subsidiaries; consolidate, merge or transfer all or substantially all of its assets; sell assets; enter into transactions with affiliates and engage in sale and leaseback transactions. As of December 31, 2000, the outstanding principal amount of the 10% Senior Notes had a fair value of approximately $211 million.

 Drillship Loans

   In connection with the construction of two ultra-deepwater drillships, the Pride Africa and the Pride Angola, the Company and the two joint venture companies in which the Company has a 51% interest entered into financing arrangements with a group of banks that provided $400 million of the drillships' total cost of $495 million. The loans with respect to the Pride Africa became non-recourse to the joint venture participants in October 1999, and the loans with respect to the Pride Angola became non-recourse in May 2000. As of December 31, 2000, $151.8 million was outstanding under the loans for the Pride Africa and $200.0 million was outstanding under the loans for the Pride Angola. The loans are being repaid from the proceeds of the related charter contracts in semi-annual installments of principal and interest through December 2004 and July 2005 for the Pride Africa and Pride Angola, respectively. The payment terms of the Pride Angola loan may be extended to July 2007 if the related drilling contract is extended from three to five years by the customer. The drillship loans bear interest at LIBOR plus 1.10% to 1.25% and had a weighted average interest rate of 7.74% at December 31, 2000. In accordance with the debt agreements, certain cash balances are held in trust to assure that timely interest and principal payments are made. At December 31, 2000 and 1999, $28.0 million and $14.3 million, respectively, of such cash balances, which amount is included in cash and cash equivalents, was held in trust and is not available for use by the Company.

                           PRIDE INTERNATIONAL, INC.

 Limited-Recourse Collateralized Term Loans

   The limited-recourse collateralized term loans are collateralized by two of the Company's drilling/workover barge rigs, the Pride I and the Pride II, and related charter contracts. The loans are being repaid from the proceeds of the related charter contracts in equal monthly installments of principal and interest through July 2004. These loans are non-interest bearing and have implied interest rates of 9.61%. In addition, a portion of contract proceeds is being held in trust to assure that timely payment of future debt service obligations is made. At December 31, 2000 and 1999, $2.4 million and $2.2 million, respectively, of such contract proceeds, which amount is included in cash and cash equivalents, was being held in trust as security for the lenders, and is not available for use by the Company.

 Senior Convertible Note Payable

   In connection with the purchase of the Amethyst 1, the Company issued to the seller a $21.3 million senior note that is convertible into common stock at a conversion price of $26.50 per share. The senior convertible note bears interest at 8% per annum. Interest is payable semi-annually on December 1 and June 1 of each year. The note matures on September 1, 2001 and no principal payments are required until maturity.

 Collateralized Term Loans

   In April 1996, the Company completed two separate financing arrangements with lending institutions pursuant to which it borrowed an aggregate amount of $40.0 million and an additional $6.5 million in November 1996. The loans were collateralized by certain of the Company's domestic offshore rig fleet and ancillary equipment. The outstanding balance of the loans was repaid in full in 2000.

 Other Notes Payable

   Other notes payable consist of $20.2 million remaining balance due on the promissory note from the San Antonio acquisition and notes payable in connection with financed insurance premiums. The promissory note is payable in monthly installments through March 2003 and bears interest at LIBOR plus 2.75%, which was 9.31% at December 31, 2000.

 Credit Facilities

   At December 31, 2000, the Company had senior bank credit facilities with aggregate availability of up to $177.3 million. As of December 31, 2000, borrowings under the credit facilities were $50 million. The credit facilities terminate between January 2002 and February 2005. Borrowings under each of the credit facilities bear interest at variable rates based on LIBOR plus a spread ranging from 0.50% to 1.70%.

   The Company has a senior secured credit facility with a bank under which up to $25 million of letters of credit may be issued. Outstanding letters of credit issued under this credit facility are secured by the Company's cash and cash equivalents maintained at such bank. The letter of credit facility expires in March 2003.

 Future Maturities

   Future maturities of long-term debt are as follows:

                                                   Amount
                                               --------------
                                               (in thousands)
           2001...............................   $   85,286
           2002...............................       97,020
           2003...............................       80,074
           2004...............................       65,257
           2005...............................       90,027
           Thereafter.........................      585,399
                                                 ----------
             Total long-term debt.............   $1,003,063
                                                 ==========

                           PRIDE INTERNATIONAL, INC.

   During the first quarter of 2001, the Company refinanced $60.4 million of long-term debt outstanding at December 31, 2000 using a portion of the net cash proceeds from zero coupon convertible senior debentures issued in January 2001. Accordingly, the current maturities under the existing debt agreements were classified as non-current. See Note 15.

5. ZERO COUPON CONVERTIBLE SUBORDINATED DEBENTURES

   In April 1998, the Company completed a public sale of zero coupon convertible subordinated debentures. The net proceeds to the Company in connection with the sale, after deducting underwriting discounts and offering expenses, amounted to approximately $222.6 million. The issue price of $391.06 for each debenture represents a yield to maturity of 4.75% per annum (computed on a semiannual bond equivalent basis) calculated from the issue date. The difference between the issue price and face amount of the debentures is recorded as discounts and amortized to interest expense on a straight-line basis over the term of the debentures. The debentures outstanding as of December 31, 2000 had a fair value of approximately $228.7 million and a face amount of $511.1 million. The debentures, which mature on April 24, 2018, are convertible into a total of approximately 7.0 million shares of common stock of the Company (equal to a conversion rate of 13.794 shares of common stock per $1,000 principal amount at maturity). The Company will become obligated to purchase the debentures, at the option of the holders, in whole or in part, on April 24, 2003, 2008 and 2013 at a price per debenture of $494.52, $625.35 and $790.79, respectively, settled either in cash, common stock or a combination thereof at the option of the Company. On or subsequent to April 24, 2003, the debentures are redeemable at the option of the Company, in whole or in part, for cash at a price equal to the issue price plus accrued original issue discount to the date of redemption. See Note 12.

6. LEASES

   In February 1999, the Company completed the sale and leaseback of the Amethyst 1 semisubmersible drilling rig pursuant to which it received $97 million as the sales price. The excess of funding over net book value of the rig has been deferred and is being amortized as a reduction of lease expense over the lease term. The lease is for a maximum term of 13.5 years and the Company has options to purchase the rig at the end of 8.5 years and at the end of the maximum term. Rentals on the rig range from $11.7 to $15.9 million annually.

   The Company has entered into agreements with a financial institution for the sale and leaseback of up to $22.0 million of equipment to be used in the Company's business. The Company has received aggregate proceeds of $15.9 million pursuant to these facilities attributable to two offshore platform rigs placed in service in 1996. The Company has purchase and lease renewal options at projected future fair market values under the agreements. The leases have been classified as operating leases for financial statement purposes. The excess of funding over net book value has been deferred and is being amortized as a reduction of lease expense over the maximum lease term of five years. Rentals on these transactions total $3.1 million annually.

   Rental expense for operating leases for equipment, vehicles and various facilities of the Company for the years ended December 31, 2000, 1999, and 1998 were $37.7 million, $29.2 million and $26.8 million, respectively.

   The Company has capital lease obligations pursuant to sale and leaseback agreements or financing arrangements for three tender-assisted rigs, four platform rigs and a derrick set for a tender-assisted rig. The obligations are payable in semiannual installments through June 2009, and bear interest at a weighted average rate of 7.84%.

                           PRIDE INTERNATIONAL, INC.

   Future maturities of capital lease obligations at December 31, 2000 are as follows:

                                                Capital Leases
                                                --------------
                                                (in thousands)
           2001...............................     $ 5,156
           2002...............................       1,912
           2003...............................       3,380
           2004...............................       3,302
           2005...............................       8,169
           Thereafter.........................       5,332
                                                   -------
                                                    27,251
           Less amounts representing
            interest..........................      (5,302)
                                                   -------
             Total capital lease obligations..     $21,949
                                                   =======

7. FINANCIAL INSTRUMENTS

   As of December 31, 2000, the Company held no short-term investments.

   The Company's operations are subject to foreign exchange risk principally related to the Argentine peso, the French franc, the Euro and the Venezuelan bolivar. The Company attempts to mitigate its exposure to foreign currency exchange risks by matching the local currency component of its contracts to the amount of operating costs transacted in the local currency. Moreover, the Company purchases forward exchange contracts and option contracts to manage foreign currency exchange risk associated with its French franc and Euro denominated expenses. These contracts are accounted for as hedges to the extent they relate to recorded liabilities.

   The unrealized loss of all forward exchange contracts and option contracts based on quoted market prices of comparable instruments was approximately $6.8 million and $4.3 million at December 31, 2000 and 1999, respectively. The fair market value of option contracts was an asset of approximately $0.3 million at December 31, 2000 and 1999.

   The following table summarizes forward exchange contracts and option contracts outstanding at December 31, 2000:

                                                            Weighted
                                                            Average             Value Gain
                          Notional   Notional   Exchanged   Exchange              (Loss)
      Contact Type         Amount    Currency    Currency     Rate   Maturity (in thousands)
      ------------       ----------- --------- ------------ -------- -------- --------------
Forward exchange
 contracts.............. $40,500,000 US Dollar     Euro      0.9054    2001      $ (6,384)
Forward exchange
 contracts..............   2,400,000 US Dollar French franc  5.9135    2001          (387)
                         -----------                                             --------
  Total................. $42,900,000                                             $ (6,771)
                         ===========                                             ========
US Dollar--Call options  $ 9,000,000 US Dollar     Euro      1.0373    2001      $    313
                         -----------                                             --------
  Total................. $ 9,000,000                                             $    313
                         ===========                                             ========

   The value of forward exchange contracts and option contracts upon ultimate settlement is dependent upon actual currency exchange rates at the various maturity dates. Upon maturity of forward exchange contracts, the Company pays or receives cash based on the notional amounts of the contracts and the difference between the contractual and market exchange rates on the maturity dates. Upon maturity of option contracts, the Company receives cash based on the notional amounts of the contracts and the excess of market exchange rates over the contractual exchange rates on the maturity dates.

                           PRIDE INTERNATIONAL, INC.

   The Company enters into interest rate swap and cap agreements to manage its exposure to interest rate risk. As of December 31, 2000, the Company held interest rate swap and cap agreements covering $352 million, fixing its interest payments on related debt at 7.5%. The weighted average interest rate incurred on the related debt in 2000 excluding the swap agreements was 7.8%. The fair market value of the Company's interest rate swap and cap agreements is determined based upon discounted expected future cash flows using the market interest rate at year end. The estimated fair value of the Company's interest rate swap and cap agreements as of December 31, 2000 and 1999 would result in a loss of approximately $0.7 million and $1.7 million, respectively, over the remaining terms of the agreements.

8. RESTRUCTURING CHARGES

   During 1999, the Company implemented a restructuring plan to address the dramatic decline in drilling and workover activity. The restructuring consisted of regional base consolidations, downsizing of administrative staffs and other reductions in personnel and resulted in an initial pretax charge of $38.5 million for current and future cash expenditures. Restructuring charges included $34.7 million of costs attributable to involuntary employee termination benefits (including insurance, wage continuation, medical and other benefits) relating to 767 operational employees and 88 management and administrative employees, $900,000 attributable to facility closures and $1.1 million of other costs in connection with the restructuring. As of December 31, 1999, the Company paid $31.8 million and reversed $1.8 million of the restructuring charges. During the year ended December 31, 2000, the Company paid the remaining $4.9 million of such costs.

9. INCOME TAXES

   The components of the provision (benefit) for income taxes were as follows:

                                                     Year Ended December 31,
                                                    ---------------------------
                                                     2000      1999      1998
                                                    -------  --------  --------
                                                         (in thousands)
      United States
        Federal:
          Current.................................. $    --  $    236  $(23,888)
          Deferred................................. (14,968)  (25,657)   28,322
                                                    -------  --------  --------
            Total--Federal......................... (14,968)  (25,421)    4,434
                                                    -------  --------  --------
      Foreign:
        Current....................................  20,151     9,758    14,200
        Deferred...................................     158    (7,595)    6,092
                                                    -------  --------  --------
            Total Foreign..........................  20,309     2,163    20,292
                                                    -------  --------  --------
              Income tax provision................. $ 5,341  $(23,258) $ 24,726
                                                    =======  ========  ========

   The difference between the effective federal income tax rate reflected in the income tax provision (benefit) and the amounts which would be determined by applying the statutory federal tax rate to earnings (loss) before income taxes is summarized as follows:

                                                    Year Ended December 31,
                                                    ---------------------------
                                                     2000      1999      1998
                                                    -------  --------   -------
      U.S. statutory rate..........................    35.0%    (35.0)%    35.0%
      Foreign......................................    (5.1)      3.0      (8.1)
      Other........................................     1.7       1.0      (2.7)
                                                    -------  --------   -------
        Effective tax rate.........................    31.6%    (31.0)%    24.2%
                                                    =======  ========   =======

                           PRIDE INTERNATIONAL, INC.

   The domestic and foreign components of earnings (loss) before income taxes and minority interest were as follows:

                                                    Year Ended December 31,
                                                  -----------------------------
                                                    2000      1999       1998
                                                  --------  ---------  --------
                                                        (in thousands)
      Domestic................................... $(62,095) $(105,475) $  3,831
      Foreign....................................   78,984     30,446    98,352
                                                  --------  ---------  --------
        Earnings (loss) before income taxes and
         minority interest....................... $ 16,889  $ (75,029) $102,183
                                                  ========  =========  ========

   The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets as of December 31, 2000 and 1999 were as follows:

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
                                                              (in thousands)
      Deferred tax liabilities:
        Depreciation........................................ $157,988  $111,279
        Other...............................................    8,737     2,522
                                                             --------  --------
          Total deferred tax liabilities....................  166,725   113,801
                                                             ========  ========
      Deferred tax assets:
        Net operating loss carryforwards.................... (117,837)  (53,251)
        Alternative Minimum Tax Credits.....................  (13,142)  (13,142)
        Other...............................................   (6,006)   (9,610)
                                                             --------  --------
          Total deferred tax assets......................... (136,985)  (76,003)
      Valuation allowance for deferred tax assets...........   10,452    10,266
                                                             --------  --------
          Net deferred tax assets........................... (126,533)  (65,737)
                                                             --------  --------
          Net deferred tax liability........................ $ 40,192  $ 48,064
                                                             ========  ========

   Applicable U.S. and foreign income taxes and related foreign withholding taxes have not been provided on approximately $263 million of undistributed earnings of the Company's foreign subsidiaries. The Company considers such earnings to be permanently invested outside the U.S. It is not practicable to estimate the amount of deferred income taxes associated with these unremitted earnings.

   At December 31, 2000, the Company had deferred tax assets of $117.8 million relating to $337.5 million of net operating loss ("NOL") carryforwards and had $13.1 million of non-expiring Alternative Minimum Tax ("AMT") credits. The NOL carryforwards and AMT credits can be used to reduce the Company's federal and foreign income taxes payable in future years. The Company's ability to realize the entire benefit of its deferred tax assets requires that the Company achieve certain future earnings levels prior to the expiration of its NOL carryforwards and AMT credits. United States NOL carryforwards total $233.3 million and expire in the years ending December 31, 2019 and 2020. Foreign NOL carryforwards include $28.5 million which do not expire and $1.5 million, $4.7 million and $69.5 million which expire in the years ending December 31, 2001, 2002 and 2003, respectively. The Company has recognized a valuation allowance due to the uncertainty of realizing certain

                           PRIDE INTERNATIONAL, INC.

foreign NOL carryforwards. The Company could be required to record an additional valuation allowance for a portion of its entire deferred tax asset if market conditions deteriorate or future earnings are below current estimates.

10. NET EARNINGS PER SHARE

   Basic net earnings per share has been computed based on the weighted average number of shares of common stock outstanding during the applicable period. Diluted net earnings per share has been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period, as if stock options, convertible subordinated debentures and other convertible debt were converted into common stock, after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the convertible subordinated debentures and other convertible debt.

   The following table presents information necessary to calculate basic and diluted net earnings per share:

                                            Year Ended December 31,
                                   ------------------------------------------
                                       2000          1999           1998
                                   ---------------------------  -------------
                                   (in thousands, except per share amounts)
Net earnings (loss) before
 extraordinary gain............... $        736 $      (55,767) $      77,517
Extraordinary gain................           --          3,884             --
                                   ------------ --------------  -------------
Net earnings (loss) after
 extraordinary gain...............          736        (51,883)        77,517
Interest expense on convertible
 subordinated debentures..........           --             --         11,337
Income tax effect.................           --             --         (4,081)
                                   ------------ --------------  -------------
  Adjusted net earnings (loss)
   after extraordinary gain....... $        736 $      (51,883) $      84,773
                                   ============ ==============  =============
Weighted average shares
 outstanding......................       64,634         52,526         50,135
Convertible subordinated
 debentures.......................           --             --         10,401
Stock options and warrants........        2,784             --            315
                                   ------------ --------------  -------------
  Adjusted weighted average shares
   outstanding....................       67,418         52,526         60,851
                                   ============ ==============  =============
Net earnings (loss) per share
 before extraordinary gain
  Basic earnings (loss) per
   share.......................... $        .01 $        (1.06) $        1.55
                                   ============ ==============  =============
  Diluted earnings (loss) per
   share.......................... $        .01 $        (1.06) $        1.39
                                   ============ ==============  =============
Net earnings (loss) per share
 after extraordinary gain
  Basic earnings (loss) per
   share.......................... $        .01 $         (.99) $        1.55
                                   ============ ==============  =============
  Diluted earnings (loss) per
   share.......................... $        .01 $         (.99) $        1.39
                                   ============ ==============  =============

   The calculation of diluted weighted average shares outstanding excludes
12.8 million, 15.9 million and 1.6 million common shares issuable pursuant to outstanding options, warrants, convertible notes and debentures for the year ended December 31, 2000, 1999 and 1998, respectively, because their effect was antidilutive.

11. EMPLOYEE BENEFITS

   The Company has a 401(k) defined contribution plan for its employees, which allows eligible employees to defer up to 15% of their eligible annual compensation. The Company may at its discretion match up to 100% of the first 6.00% of compensation. The Company's contributions to the plan for the years ended December 31, 2000, 1999, and 1998 were $1.3 million, $1.2 million, and $1.6 million, respectively.

   The Company has a deferred compensation plan, which provides its officers and key employees with the opportunity to participate in an unfunded, non-qualified plan. Eligible employees may defer up to 100% of compensation, including bonuses and proceeds from the exercise of stock options.

                           PRIDE INTERNATIONAL, INC.

12. SHAREHOLDERS' EQUITY

 Common Stock

   In September 1999, the Company issued a redemption notice for all of its outstanding 6 1/4% Convertible Subordinated Debentures Due 2006. Holders of $51.7 million principal amount of debentures converted such debentures into approximately 4.2 million shares of common stock. The Company paid approximately $1 million to induce the conversion, which is included in other income (expense). The remaining $700,000 of debentures were redeemed for cash.

   In June 1999, the Company issued approximately 4.7 million shares of common stock to investment funds managed by First Reserve Corporation for $25 million in cash and the delivery of approximately $77 million principal amount at maturity of the Company's Zero Coupon Convertible Subordinated Debentures Due 2018 that the funds had previously acquired. Those debentures had an accreted value of approximately $31.8 million. In connection with the cancellation of debentures, the Company recognized an extraordinary gain of $3.9 million, net of income taxes. In July 1999, the Company issued an additional 1.0 million shares to the First Reserve-managed funds for $12.5 million in cash. In September 1999, the funds invested an additional $12.5 million cash in the common equity of the Amethyst joint venture, which, as of December 31, 2000, was exchangeable beginning in June 2002 (or earlier in certain events) at the funds' option for approximately 1.0 million shares of the Company's common stock. The Company will have the option to purchase the stock of the joint venture held by the funds for cash or shares of the Company's common stock once the joint venture's stock becomes exchangeable for the Company's common stock. See Note 15.

   In March 2000, the Company issued 4.5 million shares of common stock to a First Reserve-managed fund for approximately $72 million in order to finance the $35 million cash portion of the consideration paid for San Antonio and to improve the Company's overall liquidity.

   In July 2000, the Company established the Pride International, Inc. Direct Stock Purchase Plan, which provides a convenient way for investors to purchase shares of its common stock without paying brokerage commissions or service charges. Through December 31, 2000, the Company sold approximately 2.3 million shares under this plan for $54.4 million.

 Shareholders' Rights Plan

   In September 1998, the Board of Directors of the Company adopted a shareholders' rights plan and declared a dividend of one preferred share purchase right ("Right") for each share of the Company's common stock outstanding on September 30, 1998. Each Right initially entitled its holder to purchase 1/100th of a share of the Company's Series A Junior Participating Preferred Stock for $50.00, subject to adjustment. The Rights generally will not become exercisable until 10 days after a public announcement that a person or group has acquired 15% or more of the Company's common stock (thereby becoming an "Acquiring Person") or the commencement of a tender or exchange offer upon consummation of which such person or group would own 15% or more of the Company's common stock (the earlier of such dates being called the "Distribution Date"). In certain circumstances, the Company's Board of Directors can increase or decrease the 15% threshold generally or as it applies to a specific person or group. Rights will be issued with all shares of the Company's common stock issued from September 30, 1998 to the Distribution Date. Until the Distribution Date, the Rights will be evidenced by the certificates representing the Company's common stock and will be transferable only with the Company's common stock. If any person or group becomes an Acquiring Person, each Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter entitle its holder to purchase, at the Rights' then current exercise price, shares of the Company's common stock having a market value of two times the exercise price of the Right. If, after a person or group has become an Acquiring Person, the Company is acquired in a merger or other business combination transaction or 50% or more of its assets or earning power are sold, each Right (other than Rights owned by an Acquiring Person which will have become void) will entitle its holder to purchase, at the Rights' then current exercise price, that number of shares of common stock of the

                           PRIDE INTERNATIONAL, INC.

person with whom the company has engaged in the foregoing transaction (or its parent) which at the time of such transaction will have a market value of two times the exercise price of the Right. After any person or group has become an Acquiring Person, the Company's Board of Directors may, under certain circumstances, exchange each Right (other than Rights of the Acquiring Person) for shares of the Company's common stock having a value equal to the difference between the market value of the shares of the Company's common stocks receivable upon exercise of the Right and the exercise price of the Right. The Company will generally be entitled to redeem the Rights for $.01 per Right at any time until 10 days after a public announcement that a 15% position has been acquired. The Rights expire on September 9, 2008.

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

   Options granted under the Long-Term Incentive Plan prior to 1998 were vested 25% immediately, 50% after one year, 75% after two years and 100% after three years. Options granted in 1998 were vested 20% after one year, 40% after two years, 60% after three years, 80% after four years and 100% after five years. Options granted in 1999 and 2000 were vested 20% immediately, 40% after six months, 60% after 18 months, 80% after two years and 100% after 30 months.

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

                           PRIDE INTERNATIONAL, INC.

   Stock option transactions pursuant to the Long-Term Incentive Plan and the 1993 Directors' Stock Option Plan (the "Plans") for the last three years are summarized as follows:

                           Long-Term Incentive Plan    1993 Directors' Plan
                          --------------------------  -----------------------
                               Price        Shares         Price      Shares
                          --------------- ----------  --------------- -------
Outstanding as of
 December 31, 1997.......                  3,787,871                  102,000
  Granted................  $8.00-$10.44    2,024,040      $19.44       97,998
  Exercised..............  $2.25-$14.00     (404,652)       --             --
  Forfeited.............. $14.125-$22.75     (20,000)       --             --
                                          ----------                  -------
Outstanding as of
 December 31, 1998.......                  5,387,259                  199,998
  Granted................  $10.00-$10.50     457,500      $9.4375      28,500
  Exercised..............  $5.50-$10.50      (26,125)       --             --
  Forfeited..............  $5.125-$22.75  (1,104,014)       --             --
                                          ----------                  -------
Outstanding as of
 December 31, 1999.......                  4,714,620                  228,498
  Granted................ $10.50-$20.1875    851,000  $10.69-$19.5625  43,500
  Exercised..............  $4.75-$22.75     (428,251)   $4.25-$5.00   (13,000)
  Forfeited..............  $8.00-$10.50       (9,485)  $4.25-$20.625  (38,333)
                                          ----------                  -------
Outstanding as of
 December 31, 2000.......                  5,127,884                  220,665
                                          ==========                  =======
Exercisable as of
 December 31, 2000.......                  3,191,868                  167,915
                                          ==========                  =======

   The weighted average fair values per share of options granted during the years ended December 31, 2000, 1999 and 1998 were $10.55, $5.43 and $4.36, respectively. The fair values were estimated using the Black-Scholes option-pricing model with the following significant assumptions:

                                                       2000     1999     1998
                                                      -------  -------  -------
Dividend yield.......................................    0.00%    0.00%    0.00%
Volatility...........................................   54.64%   52.50%   45.12%
Risk free interest rate..............................    6.26%    5.75%    4.85%
Expected term........................................ 5 years  5 years  5 years

   The following table summarizes information on stock options outstanding and exercisable at December 31, 2000 pursuant to the Long-Term Incentive Plan:

                                    Options Outstanding                       Option Exercisable
                         ----------------------------------------- -----------------------------------------
                                        Weighted       Weighted                   Weighted       Weighted
        Range of           Options      Average        Average       Options      Average        Average
    Exercise Prices      Outstanding Remaining Life Exercise Price Exercisable Remaining Life Exercise Price
    ---------------      ----------- -------------- -------------- ----------- -------------- --------------
$5.25-$12.00............  2,803,716       7.09          $ 8.90      1,498,500       6.31          $ 8.57
$12.01-$22.75...........  2,324,168       7.34          $19.89      1,693,368       6.53          $20.03
                          ---------                                 ---------
$5.25-$22.75............  5,127,884       7.20          $13.88      3,191,868       6.43          $14.65
                          =========                                 =========

                           PRIDE INTERNATIONAL, INC.

   The following table summarizes information on stock options outstanding and exercisable at December 31, 2000 pursuant to the 1993 Directors' Plan:

                                    Options Outstanding                       Option Exercisable
                         ----------------------------------------- -----------------------------------------
                                        Weighted       Weighted                   Weighted       Weighted
        Range of           Options      Average        Average       Options      Average        Average
    Exercise Prices      Outstanding Remaining Life Exercise Price Exercisable Remaining Life Exercise Price
    ---------------      ----------- -------------- -------------- ----------- -------------- --------------
$5.00-$10.00............    57,500        6.11          $ 8.57        43,250        5.36          $ 8.29
$10.01-$20.625..........   163,165        7.41          $18.96       124,665        6.78          $13.00
                           -------                                   -------
$5.00-$20.625...........   220,665        7.07          $16.25       167,915        6.42          $16.34
                           =======                                   =======

   If the fair value based method of accounting prescribed by SFAS No. 123 had been applied, the Company's net income and earnings per share would approximate the pro forma amounts indicated below. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

                                                     Year Ended December 31,
                                                     --------------------------
                                                      2000      1999     1998
                                                     -------  --------  -------
Net earnings (loss) (in thousands).................. $(5,038) $(57,504) $74,654
Net earnings (loss) per share
  Basic............................................. $ (0.08) $  (1.09) $  1.49
  Diluted........................................... $ (0.07) $  (1.09) $  1.35

13. COMMITMENTS AND CONTINGENCIES

   The Company and a number of other offshore drilling contractors with operations in the Gulf of Mexico are defendants in a lawsuit in the U.S. District Court for the Southern District of Texas entitled Verdin v. R&B Falcon Drilling USA, Inc. The plaintiff in this suit, who purports to be an "offshore worker" previously employed by R&B Falcon Drilling USA, alleges that the defendants have engaged in a conspiracy to depress wages and benefits paid to the defendants' offshore employees. Plaintiff contends that this alleged conduct violates federal and state antitrust laws. Plaintiff seeks treble damages, attorneys' fees and costs on behalf of himself and an alleged class of offshore workers. The Company vigorously denies these allegations. A preliminary agreement has been negotiated on its behalf that, subject to certification of a settlement class by the court and the satisfaction of other conditions, would resolve the matter for an amount within the policy limits of its insurance. While the Company's insurance carrier has not yet agreed to pay this amount, the Company believes that it is insured for the amount of the settlement. The Company does not believe the settlement will have a material adverse effect on the Company.

   The Company is routinely involved in other litigation incidental to its business, which at times involves claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the existing litigation will have a material adverse effect on the Company's financial position or results of operations.

14. INVESTMENT IN AMETHYST JOINT VENTURES

   As of December 31, 2000, the Company had a 26.4% equity interest in a joint venture company organized to construct, own and operate four dynamically-positioned, deepwater semisubmersible drilling rigs. Through December 31, 2000, the Company had invested $59.4 million in the joint venture, including capitalized interest of $7.5 million. Of the amount invested in the joint venture by the Company, approximately $11.7 million is subordinated to certain direct financing arrangements of the joint venture.

   Two of the rigs, the Pride Carlos Walter and the Pride Brazil, have been recently constructed in South Korea and are currently in transit to Brazil to work under five-year charters and service rendering contracts for Petroleos Brasilerio S.A. ("Petrobras"). Subsequent to December 31, 2000, the Company increased to 100% its ownership of the Pride Carlos Walter and the Pride Brazil. See Note 15.

                           PRIDE INTERNATIONAL, INC.

   The other two rigs are yet to be named and are currently referred to as the Amethyst 4 and the Amethyst 5. Those rigs are being constructed in the United States and are scheduled to be delivered by the shipyard in late 2001 or early 2002. These rigs are being built to operate under long-term charter and service rendering contracts for Petrobras; however, Petrobras has given notice of its intention to cancel those contracts for late delivery. Based on Petrobras' announced deepwater drilling program and related rig requirements, the Company believes that Petrobras will employ the Amethyst 4 and Amethyst 5 under new or amended contracts, as it has agreed similarly to employ the Pride Carlos Walter and the Pride Brazil. There can be no assurance, however, that either the Amethyst 4 or Amethyst 5 will be chartered to Petrobras or to any other customer. Construction of those rigs is being financed through credit facilities, with repayment of up to 87.5% of the borrowings under those facilities guaranteed by the United States Maritime Administration. Advances under the credit facilities are being provided without recourse to any of the joint venture participants; however, the Company and its Brazilian joint venture partner have each guaranteed payment of up to $20.5 million of any late delivery penalties that Petrobras may impose.

15. SUBSEQUENT EVENTS

 Zero Coupon Convertible Senior Debentures

   In January 2001, the Company completed a public sale of zero coupon convertible senior debentures with a face amount of $431.5 million. The net proceeds to the Company in connection with the sale, after deducting underwriting discounts and offering expenses, amounted to approximately $254.5 million. The issue price of $608.41 for each debenture represents a yield to maturity of 2.50% per annum (computed on a semiannual bond equivalent basis) calculated from the issue date. The difference between the issue price and face amount of the debentures is recorded as discounts and amortized to interest expense on a straight-line basis over the term of the debentures. The debentures, which mature on January 16, 2021, are convertible into a total of approximately 9.4 million shares of common stock of the Company (equal to a conversion rate of 21.729 shares of common stock per $1,000 principal amount at maturity). The Company will become obligated to purchase the debentures for cash, at the option of the holders, in whole or in part, on January 16, 2003, 2005, 2007, 2009 and 2016 at a price per debenture of $639.41, $671.98,
$706.22, $742.20 and $883.18, respectively. On or subsequent to January 16, 2004, the debentures are redeemable at the option of the Company, in whole or in part, for cash at a price equal to the issue price plus accrued original issue discount to the date of redemption. The debentures contain provisions that limit the ability of the Company and its subsidiaries, with certain exemptions, to pay dividends or make other restricted payments; incur additional debt or issue preferred stock; create or permit to exist liens; incur dividend or other payment restrictions affecting subsidiaries; consolidate, merge or transfer all or substantially all of its assets; sell assets; enter into transactions with affiliates and engage in sale and leaseback transactions.

 Pride North Atlantic and Pride North Sea

   In February 2001, the Company completed the acquisition of a second-generation semisubmersible drilling rig (now the Pride North Sea) and a third-generation semisubmersible drilling rig (now the Pride North Atlantic) located in the North Sea for approximately $45 million in cash and 3.0 million shares of the Company's common stock. The Company has chartered the Pride North Atlantic to an affiliate of the seller under a bareboat charter that expires in September 2001. The charter can be extended to complete commitments on the initial expiration date.

                           PRIDE INTERNATIONAL, INC.

 Pride Carlos Walter and Pride Brazil

   In March 2001, the Company increased from 26.4% to 100% its ownership of the joint venture that recently completed the construction of two dynamically-positioned, deepwater semisubmersible drilling rigs, the Pride Carlos Walter and the Pride Brazil. The Company expects these rigs to be ready to commence operations for Petrobras in the second quarter 2001 under new five-year charters and service rendering contracts. The purchase consideration for the interests the Company did not previously own was approximately $86 million aggregate principal amount of three-year 9% senior convertible notes (convertible into approximately 4.0 million shares of the Company's common stock), which were issued to the Brazilian partner in the Amethyst joint venture, and 519,468 shares of the Company's common stock, which were issued to investment funds managed by First Reserve Corporation pursuant to the funds' original investment in the joint venture. First Reserve-managed funds continue to hold an interest in the portion of the joint venture that is constructing the Amethyst 4 and the Amethyst 5, which interest is exchangeable for 527,652 shares of the Company's common stock. The new charter and service rendering contracts with Petrobras, together with the Company's acquisition of 100% ownership, resulted in the termination of previous seven-year charter and service rendering contracts and resolved all the outstanding issues with Petrobras relating to the Pride Carlos Walter and the Pride Brazil, including the elimination of any late delivery penalties. The acquisition added to the Company's consolidated balance sheet approximately $410 million of assets represented by the two rigs, approximately $300 million of indebtedness incurred to finance the construction of the rigs and the $86 million of convertible senior notes issued to the Brazilian partner. An aggregate $53 million of the construction-related indebtedness, which matures in November 2001 and bears interest at 11 3/4% per annum, has been called for redemption.

16. SUPPLEMENTAL FINANCIAL INFORMATION

 Other Current Assets

   Other current assets as of December 31, 2000 and 1999 consisted of the following:

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
                                                                (in thousands)
      Income tax receivable.................................... $    -- $ 6,700
      Insurance receivable.....................................   7,727  16,386
      Receivable from affiliate................................   6,600   3,636
      Other receivables........................................   5,565   2,762
      Deferred mobilization and inspection costs...............  21,034   8,695
      Deferred financing costs.................................   3,395  11,996
      Prepaid expenses.........................................  16,449  15,912
      Other....................................................   4,361  11,293
                                                                ------- -------
          Total other current assets........................... $65,131 $77,380
                                                                ======= =======

 Goodwill

   Goodwill was $56.1 million and $4.3 million at December 31, 2000 and 1999, respectively. Accumulated amortization of Goodwill at December 31, 2000 and 1999 was $4.2 million and $1.2 million, respectively. Goodwill amortization expense amounted to $2,960,000, $298,000 and $205,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                           PRIDE INTERNATIONAL, INC.

 Other Assets

   Other assets as of December 31, 2000 and 1999 consisted of the following:

                                                                 December 31,
                                                               ----------------
                                                                 2000    1999
                                                               -------- -------
                                                                (in thousands)
      Deferred financing costs................................ $ 16,964 $16,265
      Deferred mobilization and inspection costs..............   25,429  10,940
      Employee savings plan...................................   16,749  14,621
      Other...................................................    8,155   1,549
                                                               -------- -------
          Total other assets.................................. $ 67,297 $43,375
                                                               ======== =======

 Accrued Expenses

   Accrued expenses as of December 31, 2000 and 1999 consisted of the following:

                                                                 December 31,
                                                               ----------------
                                                                 2000    1999
                                                               -------- -------
                                                                (in thousands)
      Insurance............................................... $  4,666 $ 2,754
      Payroll and benefits....................................   36,554  34,405
      Taxes, other than income................................    4,772  13,277
      Interest................................................   15,039   8,574
      Current income taxes....................................    8,503   7,389
      Earn out payment, current portion.......................    3,000      --
      Deferred revenue........................................    7,804   8,695
      Restructuring charges...................................       --   3,829
      Other...................................................   50,880  17,670
                                                               -------- -------
          Total accrued expenses.............................. $131,218 $96,593
                                                               ======== =======

 Other Long-Term Liabilities

   Other long-term liabilities as of December 31, 2000 and 1999 consisted of the following:

                                                                 December 31,
                                                               ----------------
                                                                 2000    1999
                                                               -------- -------
                                                                (in thousands)
      Deferred compensation................................... $ 16,749 $14,621
      Deferred mobilization revenue...........................   29,322  14,230
      Deferred revenue, other.................................    8,838      --
      Earn out payment, net of current portion................    9,000      --
      Deferred lease benefit..................................    3,105   3,351
      Other...................................................   14,350  18,961
                                                               -------- -------
          Total other long-term liabilities................... $ 81,364 $51,163
                                                               ======== =======

                           PRIDE INTERNATIONAL, INC.

 Other Income

   Other income, net for the years ended December 31, 2000, 1999 and 1998 was $1.8 million, $11.1 million and $1.1 million, respectively. Foreign exchange transaction gains (losses) included in other income were ($6.6 million), ($1.7 million) and $0.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. Foreign exchange transaction losses for 2000 were offset by other income, net of $7.7 million, primarily relating to a litigation settlement and insurance settlements. Foreign exchange transaction losses for 1999 were offset by other income, net of $12.8 million, primarily relating to an insurance settlement relating to one of the Company's land-based rigs that had operated in Bolivia.

 Cash Flow Information

   Supplemental cash flow and non-cash transactions are as follows:

                                                     Year Ended December 31,
                                                     ------------------------
                                                      2000    1999     1998
                                                     ------- -------  -------
                                                         (in thousands)
      Cash paid (received) during the year for:
        Interest.................................... $85,122 $77,633  $51,006
        Income taxes--U.S...........................      --  (2,676) (10,042)
        Income taxes--foreign, net..................  14,213   6,504    8,616
      Change in capital expenditures in accounts
       payable......................................  21,244  28,177   51,876

17. FINANCIAL DATA OF DOMESTIC AND INTERNATIONAL OPERATIONS

   The following table sets forth certain consolidated information with respect to the Company and its subsidiaries by operating segment:

                                U.S.            International
                         -------------------  -------------------   E&P
                         Corporate  Offshore    Land    Offshore  Services   Total
                         ---------  --------  --------  --------- -------- ----------
                                              (in thousands)
          2000
          ----
Revenue................. $     --   $136,092  $364,461  $ 322,581 $ 85,873 $  909,007
Earnings from
 operations.............  (16,265)     7,860    27,305     66,839    7,937     93,676
Total assets............  213,705    532,818   523,420  1,261,909  145,076  2,676,928
Capital expenditures,
 including
 acquisitions...........   10,493     42,419    74,076     78,910   65,758    271,656
Depreciation and
 amortization...........       --     30,869    49,657     40,011    9,718    130,255

          1999
          ----
Revenue................. $     --   $ 85,709  $263,050  $ 270,626 $     -- $  619,385
Earnings from
 operations.............  (31,745)   (17,879)  (14,972)    30,882       --    (33,714)
Total assets............  161,203    444,938   538,917  1,243,619       --  2,388,677
Capital expenditures,
 including
 acquisitions...........    5,327     53,045    61,213    258,890       --    378,475
Depreciation and
 amortization...........       --     26,097    44,214     25,412       --     95,723

          1998
          ----
Revenue................. $     --   $160,829  $401,899  $ 272,835 $     -- $  835,563
Earnings from
 operations.............      512     39,934    18,014     82,503       --    140,963
Total assets............  144,120    453,400   520,728  1,059,259       --  2,177,507
Capital expenditures,
 including
 acquisitions...........    5,546    116,735   140,888    394,757       --    657,926
Depreciation and
 amortization...........       --     20,233    34,895     24,803       --     79,931

                           PRIDE INTERNATIONAL, INC.

   The following table sets forth certain information with respect to the Company and its subsidiaries by geographic area:

                                    United    South       Other
                                    States   America  International   Total
                                   --------  -------- ------------- ----------
                                                 (in thousands)
              2000
              ----
Revenue..........................  $136,092  $549,984  $  222,931   $  909,007
Earnings (loss) from operations..    (8,405)   67,694      34,387       93,676
Long-term assets.................   403,528   648,117   1,147,135    2,198,780
Capital expenditures, including
 acquisitions....................    52,912   112,936     105,809      271,657
Depreciation and amortization....    30,869    57,731      41,655      130,255

              1999
              ----
Revenue..........................  $ 85,649  $402,858  $  130,878   $  619,385
Earnings (loss) from operations..   (49,624)    8,030       7,880      (33,714)
Long-term assets.................   331,446   599,412   1,060,329    1,991,187
Capital expenditures, including
 acquisitions....................    58,372    61,213     258,890      378,475
Depreciation and amortization....    26,097    47,711      21,915       95,723

              1998
              ----
Revenue..........................  $160,829  $455,837  $  218,897   $  835,563
Earnings from operations.........    40,446    30,993      69,524      140,963
Long-term assets.................   242,742   596,411     983,232    1,822,385
Capital expenditures, including
 acquisitions....................   122,281   147,788     387,857      657,926
Depreciation and amortization....    20,233    38,149      21,549       79,931

   For the years ended December 31, 2000, 1999 and 1998, revenues from Argentina were $262.7 million, $131.8 million and $196.3 million, respectively. As of December 31, 2000, 1999 and 1998, total assets in Argentina were $330.0 million, $244.1 million and $249.8 million, respectively.

   Revenue is allocated to geographic areas based on the physical location of the rigs. Transactions between reportable segments are accounted for consistent with revenue and expense of external customers and are eliminated in consolidation.

   Depreciation expense relating to corporate fixed assets is allocated to the operating segments based on budgeted revenue. Corporate depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $3.3 million, $2.2 million and $0.3 million, respectively.

 Significant Customers

   One customer accounted for approximately 10% of consolidated revenue for the year ended December 31, 2000, one customer accounted for approximately 13% of consolidated revenue for the year ended December 31, 1999 and two customers accounted for approximately 14% and 11%, respectively, of consolidated revenue for the year ended December 31, 1998. All revenue from these customers is attributable to the Company's operations in South America.

                           PRIDE INTERNATIONAL, INC.

18. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

   Summarized quarterly financial data for the years ended December 31, 2000 and 1999 were as follows:

                                        First     Second    Third     Fourth
                                       Quarter   Quarter   Quarter   Quarter
                                       --------  --------  --------  --------
                                         (in thousands, except per share
                                                    amounts)
                 2000
                 ----
Revenue............................... $170,083  $225,064  $231,810  $282,050
Earnings from operations..............   11,321    20,994    26,968    34,393
Net earnings (loss)...................   (6,893)   (2,031)    1,129     8,531
Net earnings (loss) per share
  Basic...............................     (.11)     (.03)      .02       .13
  Diluted.............................     (.11)     (.03)      .02       .13
Weighted average common shares and
 Equivalents outstanding
  Basic...............................   60,500    65,099    65,701    67,194
  Diluted.............................   60,500    65,099    68,013    68,658

                 1999
                 ----
Revenue............................... $153,819  $168,083  $142,128  $155,355
Earnings (loss) from operations.......  (44,095)    4,184     3,035     3,162
Net earnings (loss) before
 extraordinary gain...................  (39,457)   (6,855)   (6,340)   (3,115)
Net earnings (loss) after
 extraordinary gain...................  (39,457)   (2,971)   (6,340)   (3,115)
Net earnings (loss) per share before
 extraordinary gain
  Basic...............................     (.78)     (.13)     (.11)     (.05)
  Diluted.............................     (.78)     (.13)     (.11)     (.05)
Net earnings (loss) per share after
 extraordinary gain...................
  Basic...............................     (.78)     (.06)     (.11)     (.05)
  Diluted.............................     (.78)     (.06)     (.11)     (.05)
Weighted average common shares and
 equivalents outstanding
  Basic...............................   50,043    51,098    56,194    60,110
  Diluted.............................   50,043    51,098    56,194    60,110

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   There have been no changes in or disagreements with the Company's independent accountants regarding accounting and financial disclosure matters.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this item is incorporated by reference to the Company's definitive proxy statement, which is to be filed with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") within 120 days of the end of the Company's fiscal year on December 31, 2000.

   Information with respect to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I of this annual report.

Item 11. Executive Compensation

   The information required by this item is incorporated by reference to the Company's definitive proxy statement, which is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year on December 31, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is incorporated by reference to the Company's definitive proxy statement, which is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year on December 31, 2000.

Item 13. Certain Relationships and Related Transactions

   The information required by this item is incorporated by reference to the Company's definitive proxy statement, which is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year on December 31, 2000.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) The following documents are included as part of this report:

     (1) Financial Statements:

                                                                            Page
                                                                            ----
      Report of Independent Accountants....................................  23
      Consolidated Balance Sheet--
       December 31, 2000 and 1999..........................................  24
      Consolidated Statement of Operations--
       Years ended December 31, 2000, 1999, and 1998.......................  25
      Consolidated Statement of Changes in Shareholders' Equity--
       Years ended December 31, 2000, 1999, and 1998.......................  26
      Consolidated Statement of Cash Flows--
       Years ended December 31, 2000, 1999 and 1998........................  27
      Notes to Consolidated Financial Statements...........................  28

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

     (3) Exhibits:

 Exhibit
   No.                                 Description
 -------                               -----------
  3.1    --Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K
          for the year ended December 31, 1996, File Nos. 0-16961 and 1-13289).
  3.2    --Amendment to Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K
          for the year ended December 31, 1996, File Nos. 0-16961 and 1-13289).
  3.3    --Amendment to Restated Articles of Incorporation (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K
          for the year ended December 31, 1996, File Nos. 0-16961 and 1-13289).
  3.4    --Amendment to Restated Articles of Incorporation (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on
          Form S-8 dated September 8, 1997, Registration No. 333-35089).
  3.5    --Amendment to Restated Articles of Incorporation of the Company
          (incorporated by reference to Exhibit 3.5 to the Company's Quarterly
          Report on Form 10-Q for the quarterly period ended September 30,
          1998, File No. 1-13289).
  3.6    --Bylaws of the Company, as amended (incorporated by reference to
          Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the
          quarterly period ended June 30, 1999, File No. 1-13289).
  4.1    --Form of Common Stock Certificate (incorporated by reference to
          Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-13289).
  4.2    --Rights Agreement dated as of September 9, 1998 between the Company and American Stock Transfer & Trust Company, as Rights Agent
          (incorporated by reference to Exhibit 1 to the Company's Current
          Report on Form 8-K dated September 10, 1998, File No. 1-13289).
  4.3    --Indenture, dated as of May 1, 1997, between the Company and The
          Chase Manhattan Bank, as trustee (the "Senior Trustee") (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form
          10-Q for the quarter ended March 31, 1997, File Nos. 0-16961 and 1-
          13289).
  4.4    --First Supplemental Indenture, dated as of May 1, 1997, between the
          Company and the Senior Trustee, relating to $325,000,000 principal amount of 9 3/8% Senior Notes due 2007 (incorporated by reference to
          Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the
          quarter ended March 31, 1997, File Nos. 0-16961 and 1-13289).
 *4.5    --Third Supplemental Indenture, dated as of January 16, 2001, between the Company and the Senior Trustee, relating to $431,454,000 principal amount at maturity of Zero Coupon Convertible Senior
          Debentures Due 2021.
  4.6    --Indenture, dated as of April 1, 1998, between the Company and HSBC
          Bank USA (formerly named Marine Midland Bank), as trustee (the
          "Subordinated Trustee") (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, File No. 1-13289).
  4.7    --First Supplemental Indenture, dated as of April 24, 1998, between the Company and the Subordinated Trustee, relating to $588,145,000 principal amount at maturity of Zero Coupon Convertible Subordinated
          Debentures Due 2018 (incorporated by reference to Exhibit 4.2 to the
          Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, File No. 1-13289).

          The Company is a party to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation
          S-K, the Company agrees to furnish a copy of such instruments to the Commission upon request.

 Exhibit
   No.                                 Description
 -------                               -----------
 +10.1   --Form of Indemnity Agreement between the Company and certain executive officers and directors (incorporated by reference to
          Exhibit 10(g) to the Company's Registration Statement on Form S-1
          dated January 29, 1990, Registration No. 33-33233).
 +10.2   --Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4A to the Company's Registration Statement on
          Form S-8 dated February 6, 1989, Registration No. 33-26854).
 +10.3   --First Amendment to Pride International, Inc. Long-Term Incentive
          Plan (incorporated by reference to Exhibit 4.7 to the Company's
          Registration Statement on Form S-8 dated September 8, 1997,
          Registration No. 333-35089).
 +10.4   --Second Amendment to Pride International, Inc. Long-Term Incentive
          Plan (incorporated by reference to Exhibit 4.8 to the Company's
          Registration Statement on Form S-8 dated September 8, 1997,
          Registration No. 333-35089).
 +10.5   --Third Amendment to Pride International, Inc. Long-Term Incentive
          Plan (incorporated by reference to Exhibit 10.5 to the Company's
          Annual Report on Form 10-K for the year ended December 31, 1997, File
          No. 1-13289).
 +10.6   --Pride Petroleum Services, Inc. Salary Deferral Plan (incorporated by reference to Exhibit 10(i) to the Company's Registration Statement on
          Form S-1 dated January 29, 1990, Registration No. 33-33233).
 +10.7   --Summary of Pride Petroleum Services, Inc. Group Life Insurance and
          Accidental Death and Dismemberment Insurance (incorporated by reference to Exhibit 10(j) to the Company's Registration Statement on
          Form S-1 dated January 29, 1990, Registration No. 33-33233).
 +10.8   --Pride International, Inc. 1993 Directors' Stock Option Plan
          (incorporated by reference to Exhibit 10(j) to the Company's Annual
          Report on Form 10-K for the year ended December 31, 1992, File Nos.
          0-16961 and 1-13289).
 +10.9   --First Amendment to Pride International, Inc. 1993 Directors' Stock
          Option Plan (incorporated by reference to Exhibit 4.7 to the
          Company's Registration Statement on Form S-8 dated September 8, 1997,
          Registration No. 333-35093).
 +10.10  --Second Amendment to Pride International, Inc. 1993 Directors' Stock
          Option Plan (incorporated by reference to Exhibit 10.10 to the
          Company's Annual Report on Form 10-K for the year ended December 31,
          1997, File No. 1-13289).
 +10.11  --Third Amendment to Pride International, Inc. 1993 Directors' Stock
          Option Plan (incorporated by reference to Exhibit 10.11 of the
          Company's Annual Report on Form 10-K for the year ended December 31,
          1998, File No. 1-13289).
 +10.12  --Pride Petroleum Services, Inc. 401(k) Restoration Plan (incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form
          10-K for the year ended December 31, 1993, File Nos. 0-16961 and 1-
          13289).
 +10.13  --Pride Petroleum Services, Inc. Employee Stock Purchase Plan
          (incorporated by reference to Exhibit 4.4 to the Company's
          Registration Statement on Form S-8 filed June 26, 1996, Registration
          No. 333-06825).
 +10.14  --First Amendment to Pride International, Inc. Employee Stock Purchase
          Plan (incorporated by reference to Exhibit 10.14 to the Company's
          Annual Report on Form 10-K for the year ended December 31, 1997, File
          No. 1-13289).
 +10.15  --Pride International, Inc. Supplemental Executive Retirement Plan
          (incorporated by reference to Exhibit 10.15 to the Company's Annual
          Report on Form 10-K for the year ended December 31, 1997, File No. 1-
          13289).
 +10.16  --First Amendment to Pride International, Inc. Supplemental Executive
          Retirement Plan (incorporated by reference to Exhibit 10.16 to the
          Company's Annual Report on Form 10-K for the year ended December 31,
          1997, File No. 1-13289).

 Exhibit
   No.                                 Description
 -------                               -----------
  +10.17 --Second Amendment to Pride International, Inc. Supplemental Executive
          Retirement Plan (incorporated by reference to Exhibit 10.17 to the
          Company's Annual Report on Form 10-K for the year ended December 31,
          1997, File No. 1-13289).
  +10.18 --Pride International, Inc. 1998 Long-Term Incentive Plan
          (incorporated by reference to Appendix A to the Company's Proxy
          Statement on Schedule 14A for the 1998 Annual Meeting of Shareholders
          of the Company, File No. 1-13289).
 *+10.19 --Compensation Agreement dated February 6, 1997 between the Company and Jorge E. Estrada M.
  +10.20 --Employment/Non-Competition/Confidentiality Agreement dated February
          5, 1999 between the Company and Paul A. Bragg (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-
          K for the year ended December 31, 1998, File No. 1-13289).
  +10.21 --Employment/Non-Competition/Confidentiality Agreement dated February
          5, 1999 between the Company and James W. Allen (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-
          K for the year ended December 31, 1998, File No. 1-13289).
 *+10.22 --Severance Agreement dated March 11, 1997 between the Company and
          John O'Leary.
 *+10.23 --Employment/Non-Competition/Confidentiality Agreement dated August
          15, 1998 between the Company and Gary W. Casswell.
 *+10.24 --Employment/Non-Competition/Confidentiality Agreement dated October
          15, 1998 between the Company and John R. Blocker, Jr.
 *+10.25 --Employment Agreement dated June 21, 1994 between Pride Offshore,
          Inc. and David A. Bourgeois.
 *+10.26 --Employment/Non-Competition/Confidentiality Agreement dated March 1,
          2000 between the Company and Marcelo D. Guiscardo.
  +10.27 --Employment/Non-Competition/Confidentiality Agreement dated February
          5, 1999 between the Company and Earl W. McNiel (incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-
          K for the year ended December 31, 1998, File No. 1-13289).
  +10.28 --Employment/Non-Competition/Confidentiality Agreement dated February
          5, 1999 between the Company and Robert W. Randall (incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-
          K for the year ended December 31, 1998, File No. 1-13289).
   10.29 --Securities Purchase Agreement, dated as of May 5, 1999 (the
          "Purchase Agreement"), between the Company and First Reserve Fund
          VIII, L.P. ("Fund VIII") (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, File No. 1-13289).
   10.30 --Letter Agreement dated June 4, 1999 between the Company and Fund
          VIII, amending the Purchase Agreement (incorporated by reference to
          Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the
          quarterly period ended June 30, 1999, File No. 1-13289).
   10.31 --Letter Agreement dated June 18, 1999 between the Company and Fund
          VIII, amending the Purchase Agreement (incorporated by reference to
          Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the
          quarterly period ended June 30, 1999, File No. 1-13289).
   10.32 --Letter Agreement dated June 21, 1999 between the Company and Fund
          VIII, amending the Purchase Agreement (incorporated by reference to
          Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the
          quarterly period ended June 30, 1999, File No. 1-13289).
   10.33 --Letter Agreement dated July 14, 1999 between the Company and Fund
          VIII, amending the Purchase Agreement (incorporated by reference to
          Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the
          quarterly period ended June 30, 1999, File No. 1-13289).
   10.34 --Put and Exchange Agreement, dated as of September 14, 1999, between the Company and Fund VIII (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1999, File No. 1-13289).

 Exhibit
   No.                                 Description
 -------                               -----------
 10.35   --Securities Purchase Agreement, dated as of March 31, 2000, among the
          Company, Fund VIII and Twin Oaks Financial Ltd. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form
          10-Q for the quarterly period ended March 31, 2000, File No. 1-
          13289).
 10.36   --First Amended and Restated Shareholders Agreement, dated as of March
          31, 2000, among the Company, Fund VIII and First Reserve Fund VII,
          Limited Partnership (incorporated by reference to Exhibit 10.6 of the
          Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, File No. 1-13289).
 *21     --Subsidiaries of the Company.
 *23     --Consent of PricewaterhouseCoopers LLP.

--------
*  Filed herewith.
+  Compensatory plan or arrangement.

(b) Reports on Form 8-K

   The Company filed no reports on Form 8-K during the three months ended December 31, 2000.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on April 2, 2001.

                                          PRIDE INTERNATIONAL, INC.

                                                   /s/ Paul A. Bragg
                                          By: _________________________________
                                                       Paul A. Bragg
                                                 President, Chief Executive
                                                    Officer and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on April 2, 2001.

              Signature                          Title
              ---------                          -----

        /s/ Paul A. Bragg              President, Chief Executive
______________________________________  Officer, and Director
            Paul A. Bragg
    (Principal Executive Officer)

        /s/ Earl W. McNiel             Vice President and Chief
______________________________________  Financial Officer
            Earl W. McNiel
    (Principal Financial Officer)

       /s/ Terry L. Vandal             Controller
______________________________________
           Terry L. Vandal
    (Principal Accounting Officer)

       /s/ James B. Clement            Chairman of the Board and
______________________________________  Director
           James B. Clement

  /s/ Christian J. Boon Falleur        Director
______________________________________
      Christian J. Boon Falleur

         /s/ Remi Dorval               Director
______________________________________
             Remi Dorval

     /s/ Jorge E. Estrada M.           Director
______________________________________
         Jorge E. Estrada M.

     /s/ William E. Macaulay           Director
______________________________________
         William E. Macaulay

       /s/ Ralph D. McBride            Director
______________________________________
           Ralph D. McBride

        /s/ James T. Sneed             Director
______________________________________
            James T. Sneed