Form 10-Q
period 2001-03-31
PRIDE INTERNATIONAL INC
filed 2001-05-15
CIK 833081

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                _______________

                                   FORM 10-Q

         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001

                                      or

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                       Commission file number:  1-13289

                                _______________

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

                                                Outstanding as of May 10, 2001
   Common Stock, no par value                             73,597,802

================================================================================

                           PRIDE INTERNATIONAL, INC.

                                     INDEX

                                                                                       Page No.
                                                                                       --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

     Consolidated Balance Sheet as of March 31, 2001 and December 31, 2000...........       2
     Consolidated Statement of Operations for the three months ended
       March 31, 2001 and 2000.......................................................       3
     Consolidated Statement of Cash Flows for the three months ended
       March 31, 2001 and 2000.......................................................       4
     Notes to Unaudited Consolidated Financial Statements............................       5
     Report of Independent Accountants...............................................      11

  Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations...................................................      12

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk................      17

PART II.   OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds.................................      18

  Item 6.  Exhibits and Reports on Form 8-K..........................................      18

  Signatures.........................................................................      20

                        PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           PRIDE INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET
                                (In thousands)

                                                                                             March 31,     December 31,
                                                                                               2001            2000
                                                                                            -----------    ------------
                                                                                            (Unaudited)
                                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents (includes restricted cash of $47,811 and $50,496)............   $  274,910     $  123,488
  Trade receivables, net.................................................................      255,539        234,990
  Parts and supplies.....................................................................       53,339         53,938
  Other current assets...................................................................       72,565         65,732
                                                                                            ----------     ----------
      Total current assets...............................................................      656,353        478,148
                                                                                            ----------     ----------

PROPERTY AND EQUIPMENT, net..............................................................    2,596,725      2,020,123
                                                                                            ----------     ----------
OTHER ASSETS
  Investments in and advances to affiliates..............................................       25,130         59,420
  Goodwill, net..........................................................................       51,043         51,940
  Other assets, net......................................................................       86,154         67,297
                                                                                            ----------     ----------
      Total other assets.................................................................      162,327        178,657
                                                                                            ----------     ----------
                                                                                            $3,415,405     $2,676,928
                                                                                            ==========     ==========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.......................................................................   $  132,208     $  140,850
  Accrued expenses.......................................................................      145,967        131,218
  Short-term borrowings..................................................................       39,345         22,135
  Current portion of long-term debt......................................................      143,556         85,286
  Current portion of long-term lease obligations.........................................        2,477          4,267
                                                                                            ----------     ----------
      Total current liabilities..........................................................      463,553        383,756
                                                                                            ----------     ----------

OTHER LONG-TERM LIABILITIES..............................................................       92,428         81,364
LONG-TERM DEBT, net of current portion...................................................    1,642,832      1,144,638
LONG-TERM LEASE OBLIGATIONS, net of current portion......................................       17,007         17,682
DEFERRED INCOME TAXES....................................................................       43,754         40,793
MINORITY INTEREST........................................................................       54,655         50,599
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Common stock, no par value; 100,000 shares authorized;
   72,350 and 67,743 shares issued and 72,296
   and 67,689 shares outstanding, respectively...........................................            1              1
  Paid-in capital........................................................................      900,633        769,515
  Treasury stock, at cost................................................................         (191)          (191)
  Retained earnings......................................................................      200,733        188,771
                                                                                            ----------     ----------
      Total shareholders' equity.........................................................    1,101,176        958,096
                                                                                            ----------     ----------
                                                                                            $3,415,405     $2,676,928
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

                           PRIDE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                             Three Months Ended
                                                                   March 31,
                                                           ----------------------
                                                             2001          2000
                                                           --------      --------
REVENUE..................................................  $270,354      $170,083
OPERATING COSTS..........................................   173,689       114,505
                                                           --------      --------
     Gross margin........................................    96,665        55,578
DEPRECIATION AND AMORTIZATION............................    36,582        27,948
SELLING, GENERAL AND ADMINISTRATIVE......................    21,589        16,309
                                                           --------      --------
EARNINGS FROM OPERATIONS.................................    38,494        11,321
                                                           --------      --------
OTHER INCOME (EXPENSE)
  Other income (expense), net............................     1,475        (1,403)
  Interest income........................................     3,782         2,147
  Interest expense.......................................   (23,223)      (19,005)
                                                           --------      --------
       Total other income (expense), net.................   (17,966)      (18,261)
                                                           --------      --------
EARNINGS (LOSS) BEFORE INCOME TAXES & MINORITY INTEREST..    20,528        (6,940)
INCOME TAX PROVISION (BENEFIT)...........................     4,510        (3,107)
MINORITY INTEREST........................................     4,056         3,060
                                                           --------      --------
NET EARNINGS (LOSS)......................................  $ 11,962      $ (6,893)
                                                           ========      ========
NET EARNINGS (LOSS) PER SHARE:
     Basic...............................................  $   0.17      $   (.11)
     Diluted.............................................  $   0.16      $   (.11)
WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic...............................................    70,046        60,500
     Diluted.............................................    80,644        60,500

       The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                   ----------------------
                                                                                     2001          2000
                                                                                   --------      --------
OPERATING ACTIVITIES
  Net earnings (loss)..........................................................    $ 11,962      $ (6,893)
  Adjustments to reconcile net earnings (loss) to net
    cash provided by operating activities -
     Depreciation and amortization.............................................      36,582        27,948
     Discount amortization on zero coupon debentures...........................       3,908         2,930
     Loss (gain) on sale of assets.............................................         403        (1,183)
     Deferred tax provision (benefit)..........................................       2,189        (4,417)
     Minority interest.........................................................       4,056         3,060
     Changes in assets and liabilities, net of effects of acquisitions -
       Trade receivables.......................................................     (20,549)        3,225
       Parts and supplies......................................................       1,719        (2,585)
       Other current assets....................................................      (6,061)       13,025
       Other assets............................................................       1,306        (1,531)
       Accounts payable........................................................     (19,106)      (30,307)
       Accrued expenses........................................................       4,630         5,901
       Other liabilities.......................................................       4,816         8,110
                                                                                   --------      --------
           Net cash provided by operating activities...........................      25,855        17,283
                                                                                   --------      --------

INVESTING ACTIVITIES
  Purchase of net assets of acquired entities, less cash acquired..............       3,375             -
  Purchases of property and equipment..........................................     (86,780)      (39,266)
  Proceeds from sales of property and equipment................................         619         1,872
  Investments in and advances to affiliates....................................     (16,394)       (1,000)
  Purchases of short-term investments..........................................           -       (30,054)
                                                                                   --------      --------
           Net cash used in investing activities...............................     (99,180)      (68,448)
                                                                                   --------      --------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock.......................................      35,000        72,000
  Proceeds from exercise of stock options......................................       3,147           811
  Proceeds from issuance of convertible senior debentures, net.................     254,500             -
  Proceeds from debt borrowings................................................      16,588        22,581
  Reduction of debt............................................................     (84,488)       (5,662)
                                                                                   --------      --------
           Net cash provided by financing activities...........................     224,747        89,730
                                                                                   --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS......................................     151,422        38,565
CASH AND CASH EQUIVALENTS, beginning of period.................................     123,488       111,627
                                                                                   --------      --------

CASH AND CASH EQUIVALENTS, end of period.......................................    $274,910      $150,192
                                                                                   ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Capital expenditures in accounts payable.....................................    $ 10,464      $ 14,787

   The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  General

     The unaudited consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Pride International, Inc. (the "Company") included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

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

2.   Long-Term Debt

     Long-term debt as of March 31, 2001 and December 31, 2000 consisted of the following:

                                                                      March 31,    December 31,
                                                                        2001          2000
                                                                     ----------    ------------
                                                                           (in thousands)
     9 3/8% Senior Notes due 2007.................................   $  325,000    $  325,000
     10% Senior Notes due 2009....................................      200,000       200,000
     Drillship loans..............................................      333,595       351,826
     Semisubmersible construction loans...........................      286,948             -
     Zero Coupon Convertible Senior Debentures Due 2021...........      263,740             -
     Zero Coupon Convertible Subordinated Debentures Due 2018.....      229,530       226,861
     Senior convertible notes payable.............................      107,103        21,250
     Limited-recourse collateralized term loans...................       20,419        21,736
     Note payable to seller.......................................       18,056        20,222
     Other notes payable..........................................        1,997        13,029
     Credit facilities............................................            -        50,000
                                                                     ----------    ----------
                                                                      1,786,388     1,229,924
     Current portion of long-term debt............................      143,556        85,286
                                                                     ----------    ----------
     Long-term debt, net of current portion.......................   $1,642,832    $1,144,638
                                                                     ==========    ==========

     In connection with the construction of two ultra-deepwater drillships, the Pride Africa and the Pride Angola, the Company and the two joint venture companies in which the Company has a 51% interest entered into financing arrangements with a group of banks that provided $400 million of the drillships' total cost of $495 million. These loans are secured by the two drillships and the proceeds from the related drilling contracts and are non-recourse to the joint venture owners.

     As a condition of the drillship loans, the Company entered into interest rate swap and cap agreements. The agreements fixed the interest rate on the Pride Africa loan at 7.34% through December 2004, fixed the interest rate on the Pride Angola loan at 6.52% through July 2005 and capped the interest rate on the Pride Angola loan at 6.52% from August 2005 to July 2007.

                           PRIDE INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     In March 2001, in connection with the acquisition of the interests the Company did not previously own in two deepwater semisubmersible drilling rigs, the Pride Carlos Walter and the Pride Brazil, the Company issued approximately $86 million aggregate principal amount of senior convertible notes. The notes, which mature in March 2004 and bear interest at 9% per annum, are convertible into approximately 4.0 million shares of the Company's common stock. In addition, the Company assumed approximately $287 million of indebtedness incurred to finance the construction of the rigs. An aggregate $53 million of the construction-related indebtedness, which was scheduled to mature in November 2001 and bore interest at 11 3/4% per annum, was repaid in April 2001. The Company expects that the remaining construction debt, which bears interest at 12.5% per annum during the construction period and 11.0% after commencement of the initial charter contracts, will be refinanced at substantially lower interest rates once the rigs begin working.

     In January 2001, the Company completed a public sale of Zero Coupon Convertible Senior Debentures with a face amount of $431.5 million. The net proceeds to the Company in connection with the sale, after deducting underwriting discounts and offering expenses totaling $8.0 million, amounted to approximately $254.5 million. The issue price of $608.41 for each debenture represents a yield to maturity of 2.50% per annum (computed on a semiannual bond equivalent basis) calculated from the issue date. The difference between the issue price and face amount of the debentures is recorded as discounts and amortized to interest expense on a straight-line basis over the term of the debentures. The debentures, which mature on January 16, 2021, are convertible into a total of approximately 9.4 million shares of common stock of the Company (equal to a conversion rate of 21.729 shares of common stock per $1,000 principal amount at maturity). The Company will become obligated to purchase the debentures, at the option of the holders, in whole or in part, on January 16, 2003, 2005, 2007, 2009 and 2016 at a price per debenture equal to the issue price plus accrued original issue discount to the relevant purchase date. On or subsequent to January 16, 2004, the debentures are redeemable at the option of the Company, in whole or in part, for cash at a price equal to the issue price plus accrued original issue discount to the date of redemption. The debentures contain provisions that limit the ability of the Company and its subsidiaries, with certain exceptions, to pay dividends or make other restricted payments; incur additional debt or issue preferred stock; create or permit to exist liens; incur dividend or other payment restrictions affecting subsidiaries; consolidate, merge or transfer all or substantially all of its assets; sell assets; enter into transactions with affiliates and engage in sale and leaseback transactions.

     The Company currently has senior bank credit facilities with foreign banks that provide aggregate availability of up to $177.3 million. The credit facilities terminate between January 2002 and February 2005. Borrowings under each of the credit facilities bear interest at variable rates based on LIBOR plus a spread ranging from 0.50% to 1.70%. As of March 31, 2001, there were no advances outstanding under these credit facilities.

     The Company has a senior secured credit facility with a U.S. bank under which up to $25 million of letters of credit may be issued. Outstanding letters of credit issued under this credit facility are secured by the Company's cash and cash equivalents maintained at such bank. The letter of credit facility expires in March 2003. As of March 31, 2001, there were $12.6 million of letters of credit issued under this credit facility.

     As of March 31, 2001, $47.8 million of the Company's cash balances, which amount is included in cash and cash equivalents, consists of funds held in trust in connection with the drillship loans and the limited-recourse collateralized term loans and, accordingly, is not available for use by the Company.


3.   Income Taxes

     The Company's consolidated effective income tax rate for the three months ended March 31, 2001 was 22.0% as compared to 44.8% for the corresponding period in 2000. The decrease in the effective tax rate resulted primarily from increased income in foreign jurisdictions with zero to low tax rates.

4.   Net Earnings Per Share

     Basic net earnings per share has been computed based on the weighted average number of shares of common stock outstanding during the applicable period. Diluted net earnings per share has been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period, as if stock options, convertible debentures and other convertible debt were converted into common stock, after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the convertible debentures and other convertible debt.

                           PRIDE INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     The following table presents information necessary to calculate basic and diluted net earnings per share:

                                                                  Three Months Ended
                                                                       March 31,
                                                              --------------------------
                                                                2001              2000
                                                              -------           --------
                                                              (in thousands, except per
                                                                   share amounts)
Net earnings (loss).......................................    $11,962           $(6,893)
Interest expense on convertible debentures and notes......      1,320                 -
Income tax effect.........................................       (462)                -
                                                              -------           -------
 Adjusted net earnings (loss).............................    $12,820           $(6,893)
                                                              =======           =======
Weighted average number of common shares outstanding......     70,046            60,500
Convertible debentures and notes..........................      9,136                 -
Stock options and warrants................................      1,462                 -
                                                              -------           -------
 Adjusted weighted average shares outstanding.............     80,644            60,500
                                                              =======           =======
 Basic net earnings (loss) per share......................    $  0.17           $ (0.11)
                                                              =======           =======
 Diluted net earnings (loss) per share....................    $  0.16           $ (0.11)
                                                              =======           =======

     The calculation of diluted weighted average shares outstanding excludes 7.8 million and 11.2 million common shares issuable pursuant to outstanding options, warrants, convertible debentures and notes for the three months ended March 31, 2001 and 2000, respectively, because their effect was antidilutive.

5. Shareholders' Equity

     During the three months ended March 31, 2001, the Company sold approximately 1.5 million shares of common stock under its Direct Stock Purchase Plan for aggregate net proceeds of approximately $35.0 million.

6. Acquisitions

     In February 2001, the Company completed the acquisition of a second-generation semisubmersible drilling rig (now the Pride North Sea) and a third-generation semisubmersible drilling rig (now the Pride North Atlantic) located in the North Sea for $44.7 million in cash and 3.0 million shares of the Company's common stock valued at $78.9 million. The Company has chartered the Pride North Atlantic to an affiliate of the seller under a bareboat charter that expires in September 2001. The charter can be extended to complete commitments on the initial expiration date. The Pride North Sea is being prepared for reactivation and is expected to be available by the third quarter of 2001.

     In March 2001, the Company increased from 26.4% to 100% its ownership of two recently completed dynamically-positioned, deepwater semisubmersible drilling rigs, the Pride Carlos Walter and the Pride Brazil. The Company expects these rigs to be ready to commence operations for Petroleo Brasilerio S.A. ("Petrobras") in the second quarter of 2001 under new five-year charter and service rendering contracts. The purchase consideration for the interests the Company did not previously own consisted of approximately $86 million aggregate principal amount of senior convertible notes, which were issued to the Brazilian seller in the Amethyst joint venture, and 519,468 shares of the Company's common stock valued at approximately $14 million, which were issued to investment funds managed by First Reserve Corporation pursuant to the funds' original investment in the joint venture. First Reserve-managed funds continue to hold an interest in the portion of the joint venture that is constructing the Amethyst 4 and Amethyst 5 (see Note 8), which interest is exchangeable for 527,652 shares of the Company's common stock. The new charter and service rendering contracts with Petrobras, together with the Company's acquisition of 100% ownership, resulted in the termination of previous seven-year charter and service rendering contracts and resolved all the outstanding issues with Petrobras relating to the Pride Carlos Walter and the Pride Brazil, including the elimination of any late delivery penalties. The acquisition added to the Company's consolidated balance sheet approximately $443

                           PRIDE INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


million of assets represented by the two rigs, approximately $287 million of indebtedness incurred to finance the construction of the rigs ($53 million of which was repaid in April 2001) and approximately $86 million of convertible senior notes issued to the Brazilian seller (See Note 2).

     Each of the acquisitions discussed above was recorded using the purchase method of accounting. The operating results of each acquisition have been included in the Company's consolidated results of operations from the date of the acquisition.

7.   Commitments and Contingencies

     The Company and a number of other offshore drilling contractors with operations in the Gulf of Mexico are defendants in a lawsuit in the U.S. District Court for the Southern District of Texas entitled Verdin v. R&B Falcon Drilling USA, Inc. The plaintiff in this suit, who purports to be an ''offshore worker'' previously employed by R&B Falcon Drilling USA, alleges that the defendants have engaged in a conspiracy to depress wages and benefits paid to the defendants' offshore employees. Plaintiff contends that this alleged conduct violates federal and state antitrust laws. Plaintiff seeks treble damages, attorneys' fees and costs on behalf of himself and an alleged class of offshore workers. The Company vigorously denies these allegations. A preliminary agreement has been negotiated on behalf of the Company that, subject to certification of a settlement class by the court and the satisfaction of other conditions, would resolve the matter for an amount within the policy limits of the Company's insurance. While the Company's insurance carrier has not yet agreed to pay this amount, the Company believes that it is insured for the amount of the settlement. The Company does not believe the settlement will have a material adverse effect on the Company's financial position, results of operations or cash flows.

     The Company is routinely involved in other litigation incidental to its business, which at times involves claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the existing litigation will have a material adverse effect on the Company's financial position, results of operations or cash flows.

8.   Investment in Amethyst Joint Venture

     The Company has a 26.4% equity interest in a joint venture company that is constructing two dynamically-positioned, deepwater semisubmersible drilling rigs. The two rigs, yet to be named and currently referred to as the Amethyst 4 and Amethyst 5, were scheduled to be delivered by the shipyard in late 2001 or early 2002; however, in April 2001, the builder of these rigs, Friede Goldman Halter, Inc. ("FGH"), filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Among other things, FGH has requested the Bankruptcy Court to reject the construction contracts under which the Amethyst 4 and Amethyst 5 are to be completed on grounds that the contracts "have been the source of considerable operating losses" for FGH. On May 8, 2001, FGH reported that it had terminated approximately 900 of its employees who were engaged in the construction of the Amethyst 4 and Amethyst 5. To ensure completion of construction under the shipbuilding contracts for the Amethyst 4 and Amethyst 5, FGH posted performance bonds totaling $175 million. The surety has commenced funding construction of the rigs under its obligations, and discussions are ongoing regarding plans to complete construction of the rigs using the facilities of FGH or another U.S. shipyard or shipyards. Under the circumstances, no prediction can be made as to when construction of the Amethyst 4 and Amethyst 5 will be completed. The joint venture company has financed 87.5% of the cost of construction of those rigs through credit facilities, with repayment of the borrowings under those facilities guaranteed by the United States Maritime Administration ("MARAD"). Advances under the credit facilities are being provided without recourse to any of the joint venture owners. The remaining 12.5% of the cost of construction is being provided by the joint venture company from equity contributions that have been made by the joint venture partners. Through March 31, 2001, the Company's equity contributions in the joint venture totaled $25.1 million, including capitalized interest of $3.4 million. In the opinion of management, the performance and payment bonds issued by the surety on behalf of FGH, together with additional draws under the MARAD-guaranteed credit facilities, will provide sufficient funds to complete the Amethyst 4 and Amethyst 5 without requiring additional contributions by the joint venture partners.

                           PRIDE INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     The Amethyst 4 and Amethyst 5 are being built to operate under long-term charter and service rendering contracts for Petrobras; however, Petrobras has given notice of its intention to cancel those contracts for late delivery. Based on current strong demand for deepwater drilling rigs, the Company believes that Petrobras or another customer will employ the Amethyst 4 and Amethyst 5 under new or amended contracts. There can be no assurance, however, that either the Amethyst 4 or Amethyst 5 will be chartered to Petrobras or to any other customer.

9.   Financial Instruments

     The Company's operations are subject to foreign exchange risks including the risks of adverse foreign currency fluctuations and devaluations and of restrictions on currency repatriation.

     The Company limits the risks of adverse currency fluctuations and restrictions on currency repatriation by obtaining contracts providing for payment in U.S. dollars or freely convertible currency. To the extent possible, the Company limits its exposure to potentially devaluating currencies by matching its acceptance of local currencies to its expense requirements in those currencies. Moreover, the Company enters into forward exchange contracts and option contracts to manage foreign currency exchange risks associated with its French franc and Euro denominated expenses.

     The forward exchange contracts and option contracts have not been designated as hedging instruments under the Financial Accounting Standards Board's Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, ("FASB 133"). The net unrealized losses on all forward contracts, based on quoted market prices of comparable instruments, included in other income (expense) during the three months ended March 31, 2001 were approximately $0.6 million.

     In connection with the construction of two ultra-deepwater drillships, the Pride Africa and the Pride Angola, and as a condition of the drillship loans, the Company entered into interest rate swap and cap agreements, fixing the interest rates on the Pride Africa and Pride Angola loans (See Note 2). The interest rate swap and cap agreements related to the loans are not considered derivatives as the agreements were required by the lenders under the related debt agreements and the interest rates on the interest rate swap and cap agreements are clearly and closely related to the interest rates on the loan agreements.

                              PRIDE INTERNATIONAL
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
10.  Segment Information

     The following table sets forth selected consolidated financial information of the Company by operating segment for the periods indicated.

                                                    Three Months Ended March 31,
                                                --------------------------------------
                                                      2001                 2000
                                                ----------------     -----------------
                                                   (in millions, except percentages)
Revenue:
 United States offshore......................   $ 54.3     20.1%     $ 22.0      12.9%
 International offshore......................     84.1     31.1        74.4      43.8
 International land..........................    100.7     37.2        73.7      43.3
 E&P services................................     31.3     11.6           -         -
                                                ------    -----      ------     -----
  Total revenue..............................    270.4    100.0       170.1     100.0
                                                ------    -----      ------     -----
Operating Costs:
 United States offshore......................     31.0     17.8        17.6      15.4
 International offshore......................     50.0     28.8        40.1      35.0
 International land..........................     70.0     40.3        56.8      49.6
 E&P services................................     22.7     13.1           -         -
                                                ------    -----      ------     -----
  Total operating costs......................    173.7    100.0       114.5     100.0
                                                ------    -----      ------     -----
Gross Margin:
 United States offshore......................     23.3     24.1         4.4       7.9
 International offshore......................     34.1     35.3        34.3      61.7
 International land..........................     30.7     31.7        16.9      30.4
 E&P services................................      8.6      8.9           -         -
                                                ------    -----      ------     -----
  Total gross margin.........................   $ 96.7    100.0%     $ 55.6     100.0%
                                                ======    =====      ======     =====

 Significant Customers

     Two customers accounted for approximately $72.6 million, or 26.9%, of consolidated revenue for the three months ended March 31, 2001. Of this amount, $36.5 million and $36.1 million were attributable to the Company's international offshore and international land operations, respectively.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Pride International, Inc.:

     We have reviewed the accompanying consolidated balance sheet of Pride International, Inc. as of March 31, 2001, and the related consolidated statement of operations for each of the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated March 26, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                                      PricewaterhouseCoopers LLP

Houston, Texas
May 8, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements as of March 31, 2001 and for the three-month periods ended March 31, 2001 and 2000 included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2000. The following information contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.

General

     Pride is a leading international provider of contract drilling and related services, operating both offshore and on land. Currently, we operate a global fleet of 304 rigs, including two ultra-deepwater drillships, eight semisubmersible rigs, 19 jackup rigs, five tender-assisted rigs, three barge rigs, 21 offshore platform rigs and 246 land-based drilling and workover rigs. We operate in more than 20 countries and marine provinces. The significant diversity of our rig fleet and areas of operations enables us to provide a broad range of services and to take advantage of market upturns while reducing our exposure to sharp downturns in any particular market sector or geographic region.

     Recently, we have increased the size of our fleet capable of drilling in deeper waters. We have a 51% ownership interest in and operate two ultra-deepwater drillships, the Pride Africa and the Pride Angola, that were placed in service in October 1999 and July 2000, respectively. In February 2001, we purchased two semisubmersible drilling rigs located in the North Sea, now the Pride North Atlantic and the Pride North Sea. The Pride North Atlantic is under charter to an affiliate of the seller through September 2001 and the Pride North Sea is being prepared for reactivation and is expected to be available by the third quarter of 2001.

     In March 2001, we increased our ownership from 26.4% to 100% in two newly built, dynamically-positioned, deepwater semisubmersible drilling rigs, the Pride Carlos Walter and the Pride Brazil. These rigs are currently in transit to Brazil to work under five-year charter and service rendering contracts, which are expected to commence in the second quarter of 2001.

Outlook

     With market conditions improving as a result of the increases in oil and gas prices since mid-1999, management anticipates continued increases in utilization and dayrates through the remainder of 2001. If commodity prices remain near their current levels, we expect that our financial results will improve throughout the year. However, due to the volatility of oil and gas prices, which affect the demand for our drilling services, we cannot predict with any certainty whether these improving conditions will continue to affect our financial results positively or whether commodity prices and demand for our services will decline substantially.

Results of Operations

     We have presented in the following table selected consolidated financial information by operating segment for the periods indicated.

                                                           Three Months Ended March 31,
                                                       ------------------------------------
                                                             2001                2000
                                                       ----------------    ----------------
                                                        (in millions, except percentages)
Revenue:
 United States offshore..............................  $ 54.3     20.1%    $ 22.0     12.9%
 International offshore..............................    84.1     31.1       74.4     43.8
 International land..................................   100.7     37.2       73.7     43.3
 E&P services........................................    31.3     11.6          -        -
                                                       ------    -----     ------    -----
  Total revenue......................................   270.4    100.0      170.1    100.0
                                                       ------    -----     ------    -----
Operating Costs:
 United States offshore..............................    31.0     17.8       17.6     15.4
 International offshore..............................    50.0     28.8       40.1     35.0
 International land..................................    70.0     40.3       56.8     49.6
 E&P services........................................    22.7     13.1          -        -
                                                       ------    -----     ------    -----
  Total operating costs..............................   173.7    100.0      114.5    100.0
                                                       ------    -----     ------    -----
Gross Margin:
 United States offshore..............................    23.3     24.1        4.4      7.9
 International offshore..............................    34.1     35.3       34.3     61.7
 International land..................................    30.7     31.7       16.9     30.4
 E&P services........................................     8.6      8.9          -        -
                                                       ------    -----     ------    -----
  Total gross margin.................................  $ 96.7    100.0%    $ 55.6    100.0%
                                                       ======    =====     ======    =====

     Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000.

     Revenue. Revenue for the three months ended March 31, 2001 increased $100.3 million, or 59.0%, as compared to the corresponding period in 2000. Of this increase, $31.3 million related to the initiation of E&P services through the acquisition in April 2000 of Servicios Especiales San Antonio S.A. ("San Antonio"), which provides a variety of oilfield services in Argentina, Peru, Bolivia, Colombia and Venezuela that are closely aligned to our contract drilling services. Revenue from international land operations increased $27.0 million, primarily due to higher utilization of our land-based fleet in South America. Revenue from United States offshore operations increased $32.3 million, due to increased utilization and higher dayrates for our Gulf of Mexico jackup and platform rigs. Revenue from international offshore operations increased $9.7 million, due primarily to commencement of operations of our second new drillship, the Pride Angola, partially offset by lower dayrates for two of our international semi-submersible rigs.

     Operating Costs. Operating costs for the three months ended March 31, 2001 increased $59.2 million, or 51.7%, as compared to the corresponding period in 2000. Of this increase, $22.7 million related to the addition of San Antonio, while international land operating costs increased $13.2 million, primarily due to higher utilization of our land-based fleet in South America. Operating costs for our United States offshore operations increased $13.4 million, due to increased utilization of our Gulf of Mexico jackup and platform rigs. Operating costs for our international offshore operations increased $9.9 million, primarily due to commencement of operations of our second new drillship, the Pride Angola.

     Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2001 increased $8.6 million, or 30.9%, as compared to the corresponding period in 2000. Of this amount, $2.3 million related to our second new drillship, the Pride Angola, $3.2 million related to the assets acquired in the San Antonio acquisition, $1.8 million related to the expansion of our Gulf of Mexico jackup rig fleet and $1.3 million was attributable to other additions to our international offshore fleet.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2001 increased $5.3 million, or 32.4%, as compared to the corresponding period in 2000. Of this increase, $3.4 million was attributable to the addition of the San Antonio operations and $1.9 million was due to increased personnel related to higher activity levels of our fleet.

     Other Income (Expense). Other expense for the three months ended March 31, 2001 decreased $0.3 million, or 1.6%, as compared to the corresponding period in 2000. Interest expense increased $2.7 million due to interest on the financing for our second newly-built drillship, which had been capitalized prior to the commencement of operations of the vessel, and $1.5 million due to increased borrowings to fund other asset additions. Interest income increased $1.6 million due to an increase in average cash balances available for investment. Other income for the three months ended March 31, 2001 includes net foreign exchange gains, insurance recoveries and net gains on sales of surplus equipment.

     Income Tax Provision. Our consolidated effective income tax rate for the three months ended March 31, 2001 was 22.0% as compared to approximately 44.8% for the corresponding period in 2000. The decrease in effective tax rate resulted primarily from increased income in foreign jurisdictions with zero to low tax rates.

Liquidity and Capital Resources

     We had net working capital of $192.8 million and $94.4 million as of March 31, 2001 and December 31, 2000, respectively. Our current ratio, the ratio of current assets to current liabilities, was 1.4 as of March 31, 2001 and 1.2 as of December 31, 2000. The increases were attributable primarily to the net cash proceeds from our January 2001 public issuance of Zero Coupon Convertible Senior Debentures Due 2021.

     During the three months ended March 31, 2001, our capital additions consisted of $442.9 million for the acquisition of the ownership interests we did not already own in the Pride Carlos Walter and the Pride Brazil, $123.6 million for the purchase of the Pride North Atlantic and the Pride North Sea, $26.2 million for certain other reactivation, refurbishment and upgrade expenditures and approximately $23.3 million for other enhancement and sustaining capital projects. We expect to spend approximately $40 to $60 million during the remainder of 2001 for enhancements and sustaining capital projects.

     In February 2001, we completed the acquisition of a second-generation semisubmersible drilling rig (now the Pride North Sea) and a third-generation semisubmersible drilling rig (now the Pride North Atlantic) located in the North Sea for $44.7 million in cash and 3.0 million shares of our common stock. We have chartered the Pride North Atlantic to an affiliate of the seller under a bareboat charter that expires in September 2001. The charter can be extended to complete commitments on the initial expiration date. The Pride North Sea is being prepared for reactivation and is expected to be available by the third quarter of 2001.

     In March 2001, we increased from 26.4% to 100% our ownership of two recently completed dynamically-positioned, deepwater semisubmersible drilling rigs, the Pride Carlos Walter and the Pride Brazil. We expect these rigs to be ready to commence operations for Petroleo Brasilerio S.A. ("Petrobras") in the second quarter 2001 under new five-year charter and service rendering contracts. The purchase consideration for the interests we did not previously own consisted of approximately $86 million aggregate principal amount of senior convertible notes, which were issued to the Brazilian seller in the Amethyst joint venture, and 519,468 shares of our common stock, which were issued to investment funds managed by First Reserve Corporation pursuant to the funds' original investment in the joint venture. First Reserve-managed funds continue to hold an interest in the portion of the joint venture that is constructing the Amethyst 4 and the Amethyst 5, which interest is exchangeable for 527,652 shares of our common stock. The new charter and service rendering contracts with Petrobras, together with our acquisition of 100% ownership, resulted in the termination of previous seven-year charter and service rendering contracts and resolved all the outstanding issues with Petrobras relating to the Pride Carlos Walter and the Pride Brazil, including the elimination of any late delivery penalties. The acquisition added to our consolidated balance sheet approximately $443 million of assets represented by the two rigs, approximately $287 million of indebtedness incurred to finance the construction of the rigs and approximately $86 million of senior convertible notes issued to the Brazilian seller. The notes mature in March 2004, bear interest at 9% per annum and are convertible into approximately 4.0 million shares of our common stock. An aggregate $53 million of the construction-related indebtedness, which was scheduled to mature in November 2001 and bore interest at 11 3/4% per annum, was repaid in April 2001. We expect that the remaining construction debt, which bears interest at 12.5% per annum during the construction period and 11.0% after commencment of the initial charter contracts, will be refinanced at substantially lower interest rates once the rigs begin working.

     We have a 51% ownership interest in and operate the ultra-deepwater drillships Pride Africa and Pride Angola, which are contracted to work for Elf Exploration Angola through June 2005 and May 2003, respectively. Financing for approximately $400 million of the drillships' total construction cost of $495 million was provided by a group of banks. As of March 31, 2001, a total of $333.6 million was outstanding under these loans. The loans are secured by the two drillships and the proceeds from the related drilling contracts and are non-recourse to the joint venture owners.

     In January 2001, we completed a public sale of $431.5 million face amount of Zero Coupon Convertible Senior Debentures. The net proceeds to us in connection with the sale, after deducting underwriting discounts and offering expenses, amounted to approximately $254.5 million. The issue price of $608.41 for each debenture represents a yield to maturity of 2.50% per annum (computed on a semiannual bond equivalent basis) calculated from the issue date. The debentures, which mature on January 16, 2021, are convertible into a total of approximately 9.4 million shares of our common stock (equal to a conversion rate of 21.729 shares of common stock per $1,000 principal amount at maturity). We will become obligated to purchase the debentures, at the option of the holders, in whole or in part, on January 16, 2003, 2005, 2007, 2009 and 2016 at a price per debenture equal to the issue price plus accrued original issue discount to the relevant purchase date. On or subsequent to January 16, 2004, the debentures are redeemable at our option, in whole or in part, for cash at a price equal to the issue price plus accrued original issue discount to the date of redemption. The debentures contain provisions that limit our ability and the ability of our subsidiaries, with certain exceptions, to pay dividends or make other restricted payments; incur additional debt or issue preferred stock; create or permit to exist liens; incur dividend or other payment restrictions affecting subsidiaries; consolidate, merge or transfer all or substantially all of our assets; sell assets; enter into transactions with affiliates and engage in sale and leaseback transactions.

     In connection with our purchase of San Antonio in April 2000 from Perez Companc S.A., we issued a $26 million promissory note payable in monthly installments equal to the lesser of (1) 25% of the revenues of San Antonio for the relevant month from services provided by it to Perez Companc and its affiliates or (2) $722,222. Interest on the outstanding balance of the note is payable quarterly at LIBOR plus 2.75%, which was 7.83% at March 31, 2001. Perez Companc is also entitled to four ''earn-out'' payments of up to $3.0 million each at the end of each of the first four anniversary dates of the closing if San Antonio's revenue from services provided to Perez Companc and its affiliates exceeds $40 million during the 12 calendar months ending immediately prior to the relevant anniversary date. We paid Perez Companc S.A. the first "earn-out" payment of $3 million in April 2001.

     In July 2000, we established the Pride International, Inc. Direct Stock Purchase Plan, which provides a convenient way for investors to purchase shares of our common stock without paying brokerage commissions or service charges. During the three months ended March 31, 2001, we sold approximately 1.5 million shares under this plan for approximately $35.0 million.

     We currently have senior bank credit facilities with foreign banks that provide aggregate availability of up to $177.3 million. The credit facilities terminate between January 2002 and February 2005. Borrowings under each of the credit facilities bear interest at variable rates based on LIBOR plus a spread ranging from 0.50% to 1.70%. As of March 31, 2001, there were no advances outstanding under these credit facilities.

     We have a senior secured credit facility with a U.S. bank under which up to $25 million of letters of credit may be issued. Outstanding letters of credit issued under this credit facility are secured by our cash and cash equivalents maintained at such bank. The letter of credit facility expires in March 2003. As of March 31, 2001, there were $12.6 million of letters of credit issued under this credit facility.

     We have a 26.4% equity interest in a joint venture company that is constructing two dynamically-positioned, deepwater semisubmersible drilling rigs. The two rigs, yet to be named and currently referred to as the Amethyst 4 and the Amethyst 5, were scheduled to be delivered by the shipyard in late 2001 or early 2002; however, in April 2001, the builder of these rigs, Friede Goldman Halter, Inc. ("FGH"), filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Among other things, FGH has requested the Bankruptcy Court to reject the construction contracts under which the Amethyst 4 and Amethyst 5 are to be completed on grounds that the contracts "have been the source of considerable operating losses" for FGH. On May 8, 2001, FGH reported that it had terminated approximately 900 of its employees who were engaged in the construction of the Amethyst 4 and Amethyst 5. To ensure completion of construction under the shipbuilding contracts for the Amethyst 4 and Amethyst 5, FGH posted performance bonds totaling $175 million. The surety has commenced funding construction of the rigs under its obligations, and discussions are ongoing regarding plans to complete construction of the rigs using the facilities of FGH or another U.S. shipyard or shipyards. Under the circumstances, no prediction can be made as to when construction of the Amethyst 4 and Amethyst 5 will be completed. The joint venture company has financed 87.5% of the cost of construction of those rigs through credit facilities, with repayment of the borrowings under those facilities guaranteed by the United States Maritime Administration ("MARAD"). Advances under the credit facilities are being provided without recourse to any of the joint venture owners. The remaining 12.5% of the cost of construction is being provided by the joint venture company from equity contributions that have been made by the joint venture partners. Through March 31, 2001, the Company's equity contributions in the joint venture totaled $25.1 million, including capitalized interest of $3.4 million. In the opinion of management, the performance and payment bonds issued by the surety on behalf of FGH, together with additional draws under that MARAD-guaranteed credit facilities, will provide sufficient funds to complete the Amethyst 4 and Amethyst 5 without requiring additional contributions by the joint venture partners.

     The Amethyst 4 and Amethyst 5 are being built to operate under long-term charter and service rendering contracts with Petrobras; however, Petrobras has given notice of its intention to cancel those contracts for late delivery. Based on current strong demand for deepwater drilling rigs, we believe that Petrobras or another customer will employ the Amethyst 4 and Amethyst 5 under new or amended contracts. There can be no assurance, however, that either the Amethyst 4 or Amethyst 5 will be chartered to Petrobras or to any other customer.

     As of March 31, 2001, we had approximately $1.8 billion of debt and capital lease obligations. We do not expect that our level of total indebtedness will have a material adverse impact on our financial position, results of operations or liquidity in future periods.

     Management believes that the cash and cash equivalents on hand, together with the cash generated from our operations and borrowings under our credit facilities, will be adequate to fund normal ongoing capital expenditures, working capital and debt service requirements for the foreseeable future. As of March 31, 2001, $47.8 million of our cash balances, which amount is included in cash and cash equivalents, consists of funds held in trust in connection with our drillship loans and the limited-recourse collateralized term loans and, accordingly, is not available for our use.

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

  .  completion and employment of Amethyst 4 and Amethyst 5 rigs and

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

     Interest Rate Risk. We are exposed to interest rate risk through our convertible and fixed rate long-term debt. The fair market value of fixed rate debt will increase as prevailing interest rates decrease. The fair value of our long-term debt is estimated based on quoted market prices where applicable, or based on the present value of expected cash flows relating to the debt discounted at rates currently available to us for long-term borrowings with similar terms and maturities. The estimated fair value of our long-term debt as of March 31, 2001 was approximately $1.86 billion, which is greater than its carrying value of $1.79 billion. A hypothetical 10% decrease in interest rates would increase the fair market value of our long-term debt by approximately $59 million.

     In connection with the construction of two ultra-deepwater drillships, the Pride Africa and the Pride Angola, and as a condition of the drillship loans, we entered into interest rate swap agreements, effectively changing the drillship loans from variable rate loans to fixed rate loans through December 2004 and July 2005 for the Pride Africa and Pride Angola loans, respectively. The fair value amounts of our long-term debt discussed above reflect the effects of these interest rate swap agreements. We also entered into an interest rate cap agreement on the Pride Angola loan, capping the interest on the loan at 6.52% from August 2005 to July 2007. This cap agreement had no value as of March 31, 2001 as the fixed interest rate was higher than the market interest rate.

     Foreign Currency Exchange Rate Risk. We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which expose us to foreign exchange rate risk. We utilize forward exchange and option contracts, local currency borrowings and the payment structure of customer contracts to selectively reduce our exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currencies. A hypothetical 10% increase in the U.S. dollar relative to the value of all foreign currencies as of March 31, 2001 would result in an approximate $4.0 million decrease in the fair value of our forward exchange and option contracts. We do not hold or issue forward exchange contracts, option contracts or other derivative financial instruments for speculative purposes.

                          PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     The information set forth under the caption "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this Quarterly Report on Form 10-Q regarding the issuance in March 2001 of 519,468 shares of our common stock to funds managed by First Reserve Corporation pursuant to the funds' original investment in the joint venture company that recently completed the construction of the Pride Carlos Walter and the Pride Brazil is incorporated by reference in response to this item. In the transaction, the funds surrendered to us a total of 1,250 shares of the capital stock of the joint venture company, and the corresponding right to exchange such shares for our common stock was cancelled. In our opinion, this issuance is exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof in that such transaction did not involve any public offering. The funds continue to own an 11.9% interest in the joint venture company that is constructing the Amethyst 4 and the Amethyst 5, which interest is exchangeable for 527,652 shares of our common stock beginning in June 2002 (or earlier in certain events).

     In February 2001, we completed the acquisition of a second-generation semisubmersible drilling rig (now the Pride North Sea) and a third-generation semisubmersible drilling rig (now the Pride North Atlantic) located in the North Sea. In the transaction, we issued 3,035,454 shares of our common stock and $44.7 million in cash to the sellers. In our opinion, this issuance is exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof in that such transaction did not involve any public offering.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.                                 Description
-----------                                 -----------

4.1    --          Third Supplemental Indenture, dated as of January 16, 2001, between Pride and The Chase Manhattan Bank, as trustee, relating to $431,454,000 principal amount at maturity of Zero
                   Coupon Convertible Senior Debentures Due 2021 (incorporated by reference to Exhibit 4.5 of Pride's Annual Report on Form
                   10-K for the year ended December 31, 2000 (File No. 1-
                   13289)).

10.1   --          Master Restructuring Agreement, dated as of March 9, 2001, among Pride, Drillpetro Inc., Techdrill Inc., Westville
                   Management Corporation, First Reserve Fund VIII, L.P., First
                   Reserve Fund VII, Limited Partnership, Maritima Petroleo e
                   Engenharia Ltda., Amethyst Financial Company Limited and
                   Pride Amethyst II Ltd.

10.2   --          Exchange Agreement, dated as of March 9, 2001, among Pride,
                   First Reserve Fund VIII, L.P.

                   and First Reserve Fund VII

10.3   --          Letter Agreement, dated as of March 9, 2001, among Pride,
                   Pride Amethyst II, First Reserve Fund VIII, L.P. and First
                   Reserve Fund VII

15.1   --          Awareness Letter of PricewaterhouseCoopers LLP

_____________
(b)  Reports on Form 8-K

     In a Current Report on Form 8-K dated January 12, 2001, we reported pursuant to Item 5 of Form 8-K that we had entered into an Underwriting Agreement dated January 9, 2001 with Salomon Smith Barney Inc. relating to our offering of $410,908,000 aggregate principal amount at maturity of Zero Coupon Convertible Senior Debentures Due 2021, plus an additional $20,546,000 aggregate principal amount at maturity of debentures subject to the underwriter's over-allotment option. We also filed pursuant to Item 7 of Form 8-K the underwriting agreement, the indenture and the form of supplemental indenture under which the debentures were issued and an opinion of counsel with respect to certain tax matters relative to the debentures.

     In a Current Report on Form 8-K dated March 15, 2001, we reported pursuant to Item 5 of Form 8-K: (i) the successful negotiation of five year charter and service rendering contracts for two recently completed deepwater, dynamically-positioned, semisubmersible drilling rigs, the Pride Carlos Walter and the Pride Brazil; (ii) the purchase of the other interests associated with these two rigs, increasing our ownership of these rigs to 100% and resolving all outstanding issues with Petrobras relating to these two rigs; (iii) the acquisition of a second-generation semisubmersible drilling rig (now the Pride North Sea) and a third-generation semisubmersible drilling rig (now the Pride North Atlantic) for approximately $45 million in cash and 3.0 million shares of our common stock;
(iv) the issuance of a press release announcing our financial results for the quarter and the year ended December 31, 2000; and (v) the negotiation of a preliminary negotiated settlement on the class action lawsuit within the policy limits of our insurance coverage. We also filed the press release noted above pursuant to Item 7 of Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    PRIDE INTERNATIONAL, INC.


                                     By:     /s/   EARL W. MCNIEL
                                        ---------------------------------
                                                  (Earl W. McNiel)
                                             Vice President and Chief
                                                  Financial Officer

Date:  May 15, 2001