Form 10-Q
period 2001-06-30
PRIDE INTERNATIONAL INC
filed 2001-08-14
CIK 833081

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER: 1-13289

                                   ----------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

                                                Outstanding as of August 9, 2001
Common Stock, no par value                                  74,077,465

================================================================================

                            PRIDE INTERNATIONAL, INC.

                                      INDEX


                                                                                                           PAGE NO.
                                                                                                           --------

PART I.       FINANCIAL INFORMATION

     Item 1.   Financial Statements

         Consolidated Balance Sheet as of June 30, 2001 and December 31, 2000.............................       2
         Consolidated Statement of Operations for the three months ended
              June 30, 2001 and 2000......................................................................       3
         Consolidated Statement of Operations for the six months ended
              June 30, 2001 and 2000......................................................................       4
         Consolidated Statement of Cash Flows for the six months ended
              June 30, 2001 and 2000......................................................................       5
         Notes to Unaudited Consolidated Financial Statements.............................................       6
         Report of Independent Accountants................................................................      14

     Item 2.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...................................................................      15

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk.................................      21

PART II. OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders........................................      22

     Item 6.   Exhibits and Reports on Form 8-K...........................................................      22

     Signatures...........................................................................................      24

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            PRIDE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                                            JUNE 30,         DECEMBER 31,
                                                                                              2001               2000
                                                                                         --------------     --------------
                                                                                           (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents (includes restricted cash of $52,439 and $50,496) ....    $      175,756     $      123,488
     Trade receivables, net .........................................................           260,247            234,990
     Parts and supplies .............................................................            56,217             53,938
     Other current assets ...........................................................           102,496             65,732
                                                                                         --------------     --------------
         Total current assets .......................................................           594,716            478,148
                                                                                         --------------     --------------

PROPERTY AND EQUIPMENT, net .........................................................         2,621,436          2,020,123
                                                                                         --------------     --------------

OTHER ASSETS
     Investments in and advances to affiliates ......................................            25,610             59,420
     Goodwill, net ..................................................................            50,097             51,940
     Other assets, net ..............................................................            90,085             67,297
                                                                                         --------------     --------------
         Total other assets .........................................................           165,792            178,657
                                                                                         --------------     --------------
                                                                                         $    3,381,944     $    2,676,928
                                                                                         ==============     ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable ...............................................................    $      141,223     $      140,850
     Accrued expenses ...............................................................           142,179            131,218
     Short-term borrowings ..........................................................            20,590             22,135
     Current portion of long-term debt ..............................................            91,286             85,286
     Current portion of long-term lease obligations .................................             2,462              4,267
                                                                                         --------------     --------------
         Total current liabilities ..................................................           397,740            383,756
                                                                                         --------------     --------------

OTHER LONG-TERM LIABILITIES .........................................................            91,480             81,364
LONG-TERM DEBT, net of current portion ..............................................         1,629,671          1,144,638
LONG-TERM LEASE OBLIGATIONS, net of current portion .................................            16,334             17,682
DEFERRED INCOME TAXES ...............................................................            41,461             40,793
MINORITY INTEREST ...................................................................            58,465             50,599
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
     Common stock, no par value; 200,000 and 100,000 shares authorized; 74,132 and 67,743 shares issued and 74,078
         and 67,689 shares outstanding, respectively ................................                 1                  1
     Paid-in capital ................................................................           928,141            769,515
     Treasury stock, at cost ........................................................              (191)              (191)
     Retained earnings ..............................................................           218,842            188,771
                                                                                         --------------     --------------
         Total shareholders' equity .................................................         1,146,793            958,096
                                                                                         --------------     --------------
                                                                                         $    3,381,944     $    2,676,928
                                                                                         ==============     ==============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      JUNE 30,
                                                           -----------------------------
                                                               2001             2000
                                                           ------------     ------------

REVENUE ...............................................    $    291,060     $    225,064
OPERATING COSTS .......................................         182,663          149,734
                                                           ------------     ------------

     Gross margin .....................................         108,397           75,330

DEPRECIATION AND AMORTIZATION .........................          37,625           33,086
SELLING, GENERAL AND ADMINISTRATIVE ...................          20,346           21,250
                                                           ------------     ------------

EARNINGS FROM OPERATIONS ..............................          50,426           20,994
                                                           ------------     ------------

OTHER INCOME (EXPENSE)
     Interest expense .................................         (24,088)         (23,156)
     Interest income ..................................           2,954            2,316
     Other expense, net ...............................          (1,729)             (62)
                                                           ------------     ------------
         Total other income (expense), net ............         (22,863)         (20,902)
                                                           ------------     ------------

EARNINGS BEFORE INCOME TAXES & MINORITY INTEREST ......          27,563               92

INCOME TAX PROVISION ..................................           5,644              556

MINORITY INTEREST .....................................           3,810            1,567
                                                           ------------     ------------

NET EARNINGS (LOSS) ...................................    $     18,109     $     (2,031)
                                                           ============     ============

NET EARNINGS (LOSS) PER SHARE:
         Basic ........................................    $       0.25     $      (0.03)
         Diluted ......................................    $       0.22     $      (0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING:
         Basic ........................................          73,453           65,099
         Diluted ......................................          88,257           65,099

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                      -----------------------------
                                                                          2001             2000
                                                                      ------------     ------------

REVENUE ..........................................................    $    561,414     $    395,147
OPERATING COSTS ..................................................         356,352          264,239
                                                                      ------------     ------------

     Gross margin ................................................         205,062          130,908

DEPRECIATION AND AMORTIZATION ....................................          74,207           61,034
SELLING, GENERAL AND ADMINISTRATIVE ..............................          41,935           37,559
                                                                      ------------     ------------

EARNINGS FROM OPERATIONS .........................................          88,920           32,315
                                                                      ------------     ------------

OTHER INCOME (EXPENSE)
     Interest expense ............................................         (47,311)         (42,161)
     Interest income .............................................           6,736            4,463
     Other expense, net ..........................................            (254)          (1,465)
                                                                      ------------     ------------
         Total other income (expense), net .......................         (40,829)         (39,163)
                                                                      ------------     ------------

EARNINGS (LOSS) BEFORE INCOME TAXES & MINORITY INTEREST ..........          48,091           (6,848)

INCOME TAX PROVISION (BENEFIT) ...................................          10,154           (2,551)

MINORITY INTEREST ................................................           7,866            4,627
                                                                      ------------     ------------

NET EARNINGS (LOSS) ..............................................    $     30,071     $     (8,924)
                                                                      ============     ============

NET EARNINGS (LOSS) PER SHARE:
         Basic ...................................................    $       0.42     $      (0.14)
         Diluted .................................................    $       0.38     $      (0.14)

WEIGHTED AVERAGE SHARES OUTSTANDING:
         Basic ...................................................          71,759           62,800
         Diluted .................................................          84,472           62,800

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                    -----------------------------
                                                                                        2001             2000
                                                                                    ------------     ------------
OPERATING ACTIVITIES
     Net earnings (loss) .......................................................    $     30,071     $     (8,924)
     Adjustments to reconcile net earnings (loss) to net
        cash provided by operating activities -
         Depreciation and amortization .........................................          74,207           61,034
         Discount amortization on zero coupon debentures .......................           8,163            5,133
         Loss (gain) on sale of assets .........................................            (309)          (1,569)
         Deferred tax provision (benefit) ......................................              91           (6,526)
         Minority interest .....................................................           7,866            4,627
         Changes in assets and liabilities, net of effects of acquisitions -
              Trade receivables ................................................         (25,257)         (16,947)
              Parts and supplies ...............................................          (1,159)          (4,982)
              Other current assets .............................................         (36,187)          (1,189)
              Other assets .....................................................          (2,625)          (6,246)
              Accounts payable .................................................         (48,282)           2,625
              Accrued expenses .................................................             842           (5,289)
              Other liabilities ................................................           3,868           20,410
                                                                                    ------------     ------------
                  Net cash provided by operating activities ....................          11,289           42,157
                                                                                    ------------     ------------

INVESTING ACTIVITIES
     Purchase of net assets of acquired entities, less cash acquired ...........           3,375          (33,130)
     Purchases of property and equipment .......................................        (109,389)         (79,470)
     Proceeds from sales of property and equipment .............................             741            2,449
     Investments in and advances to affiliates .................................         (16,874)          (2,000)
     Proceeds from sales of short-term investments .............................              --           72,931
     Purchases of short-term investments .......................................              --          (30,054)
                                                                                    ------------     ------------
                  Net cash used in investing activities ........................        (122,147)         (69,274)
                                                                                    ------------     ------------

FINANCING ACTIVITIES
     Proceeds from issuance of common stock ....................................          62,000           72,000
     Proceeds from exercise of stock options ...................................           3,655            2,208
     Proceeds from issuance of convertible senior debentures, net ..............         254,500               --
     Proceeds from debt borrowings .............................................          31,410           35,625
     Reduction of debt .........................................................        (188,439)         (76,642)
                                                                                    ------------     ------------
                  Net cash provided by financing activities ....................         163,126           33,191
                                                                                    ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ......................................          52,268            6,074
CASH AND CASH EQUIVALENTS, beginning of period .................................         123,488          111,627
                                                                                    ------------     ------------

CASH AND CASH EQUIVALENTS, end of period .......................................    $    175,756     $    117,701
                                                                                    ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION
     Capital expenditures in accounts payable ..................................    $     48,655     $      9,416

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1. GENERAL

         The unaudited consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Pride International, Inc. (the "Company" or "Pride") included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

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

2. LONG-TERM DEBT

         Long-term debt as of June 30, 2001 and December 31, 2000 consisted of the following:

                                                                   JUNE 30,     DECEMBER 31,
                                                                    2001            2000
                                                                ------------    ------------
                                                                      (IN THOUSANDS)

9 3/8% Senior Notes due 2007 ...............................    $    325,000    $    325,000
10% Senior Notes due 2009 ..................................         200,000         200,000
Drillship loans ............................................         320,797         351,826
Semisubmersible construction loans .........................         233,948              --
Zero Coupon Convertible Senior Debentures Due 2021 .........         265,263              --
Zero Coupon Convertible Subordinated Debentures Due 2018 ...         232,262         226,861
Senior convertible notes payable ...........................         107,103          21,250
Limited-recourse collateralized term loans .................          19,070          21,736
Note payable to seller .....................................          15,890          20,222
Other notes payable ........................................           1,624          13,029
Credit facilities ..........................................              --          50,000
                                                                ------------    ------------
                                                                   1,720,957       1,229,924
Current portion of long-term debt ..........................          91,286          85,286
                                                                ------------    ------------

Long-term debt, net of current portion .....................    $  1,629,671    $  1,144,638
                                                                ============    ============

         In connection with the construction of two ultra-deepwater drillships, the Pride Africa and the Pride Angola, the Company and the two joint venture companies that own and operate the drillships, in which the Company has a 51% interest, entered into financing arrangements with a group of banks that provided $400 million of the drillships' total cost of $495 million. These loans are secured by the two drillships and the proceeds from the related drilling contracts and are non-recourse to the joint venture owners.

         As a condition of the drillship loans, the Company entered into interest rate swap and cap agreements. The agreements fixed the interest rate on the Pride Africa loan at 7.34% through December 2006, fixed the interest rate on the Pride Angola loan at 6.52% through July 2003 and capped the interest rate on the Pride Angola loan at 6.52% from August 2003 to July 2007.

         In March 2001, in connection with the acquisition of the interests the Company did not previously own in two deepwater semisubmersible drilling rigs, the Pride Carlos Walter and the Pride Brazil, the Company issued

                            PRIDE INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


approximately $86 million aggregate principal amount of senior convertible notes. The notes, which mature in March 2004 and bear interest at 9% per annum, are convertible into approximately 4.0 million shares of the Company's common stock. In addition, the Company assumed approximately $287 million of indebtedness incurred to finance the construction of the rigs. An aggregate $53 million of the construction-related indebtedness, which was scheduled to mature in November 2001 and bore interest at 11 3/4% per annum, was repaid in April 2001. The Pride Carlos Walter and Pride Brazil commenced operations in June 2001 and July 2001, respectively.

         In July 2001, the Company entered into a credit agreement with a group of foreign banks to provide loans totaling up to $250 million to refinance the construction loans for the Pride Carlos Walter and Pride Brazil. Borrowings under the new facility will bear interest at rates based on LIBOR plus an applicable margin of 1.50% to 1.85%. Principal and interest is payable semi-annually through 2008. Funding under the new facility and repayment of the construction loans (which currently bear interest at 11% per annum) is expected to be completed in the fourth quarter of 2001 following expiration of the applicable notice period governing the construction loans. As a condition of the facility, the Company entered into interest rate swap agreements, fixing the respective interest rates through 2006. Such swap agreements are not considered derivatives, as the swap agreements were required by the lenders under the facility agreement and the interest rates on the swap agreements are clearly and closely related to the interest rates provided for in the agreement. The new loans are to be secured by, among other things, a first priority mortgage on the drilling rigs and assignment of the charters for the rigs.

         In January 2001, the Company completed a public sale of Zero Coupon Convertible Senior Debentures with a face amount of $431.5 million. The net proceeds to the Company in connection with the sale, after deducting underwriting discounts and offering expenses totaling $8.0 million, amounted to approximately $254.5 million. The issue price of $608.41 for each debenture represents a yield to maturity of 2.50% per annum (computed on a semiannual bond equivalent basis) calculated from the issue date. The difference between the issue price and face amount of the debentures is recorded as a discount and amortized to interest expense on a straight-line basis over the term of the debentures. The debentures, which mature on January 16, 2021, are convertible into a total of approximately 9.4 million shares of common stock of the Company (equal to a conversion rate of 21.729 shares of common stock per $1,000 principal amount at maturity). The Company will become obligated to purchase the debentures, at the option of the holders, in whole or in part, on January 16, 2003, 2005, 2007, 2009 and 2016 at a price per debenture equal to the issue price plus accrued original issue discount to the relevant purchase date. On or subsequent to January 16, 2004, the debentures are redeemable at the option of the Company, in whole or in part, for cash at a price equal to the issue price plus accrued original issue discount to the date of redemption. The debentures contain provisions that limit the ability of the Company and its subsidiaries, with certain exceptions, to pay dividends or make other restricted payments; incur additional debt or issue preferred stock; create or permit to exist liens; incur dividend or other payment restrictions affecting subsidiaries; consolidate, merge or transfer all or substantially all of its assets; sell assets; enter into transactions with affiliates and engage in sale and leaseback transactions.

         The Company currently has senior bank credit facilities with foreign banks that provide aggregate availability of up to $164.1 million. The credit facilities terminate between January 2002 and June 2005. Borrowings under each of the credit facilities bear interest at variable rates based on LIBOR plus a spread ranging from 0.50% to 1.70%. As of June 30, 2001, there were no advances outstanding under these credit facilities.

         The Company has a senior secured credit facility with a U.S. bank under which up to $25 million of letters of credit may be issued. Outstanding letters of credit issued under this credit facility are secured by the Company's cash and cash equivalents maintained at such bank. The letter of credit facility expires in March 2003. As of June 30, 2001, there were $12.6 million of letters of credit issued under this credit facility.

         As of June 30, 2001, $52.4 million of the Company's cash balances, which amount is included in cash and cash equivalents, consists of funds held in trust in connection with the drillship loans and the limited-recourse collateralized term loans and, accordingly, is not available for use by the Company.

                            PRIDE INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



3. INCOME TAXES

         The Company's consolidated effective income tax rate for the three months and six months ended June 30, 2001 was 20.5% and 21.1%, respectively, as compared to 604.3% and 37.3% for the corresponding periods in 2000. The decrease in the effective tax rate resulted primarily from increased income in foreign jurisdictions with zero or low tax rates. The higher rates in 2000 were impacted by deemed profit taxes in several countries (where the Company's tax liability is based on revenues rather than actual income or loss), despite actual results for those periods.

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

         The following table presents information necessary to calculate basic and diluted net earnings per share:

                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                    JUNE 30,                 JUNE 30,
                                                            ---------------------     ---------------------
                                                              2001         2000         2001         2000
                                                            --------     --------     --------     --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net earnings (loss) ....................................    $ 18,109     $ (2,031)    $ 30,071     $ (8,924)
Interest expense on convertible debentures and notes ...       1,623           --        2,943           --
Income tax effect ......................................        (568)          --       (1,030)          --
                                                            --------     --------     --------     --------
     Adjusted net earnings (loss) ......................    $ 19,164     $ (2,031)    $ 31,984     $ (8,924)
                                                            ========     ========     ========     ========

Weighted average number of common shares outstanding ...      73,453       65,099       71,759       62,800
Convertible debentures and notes .......................      13,345           --       11,252           --
Stock options and warrants .............................       1,459           --        1,461           --
                                                            --------     --------     --------     --------
     Adjusted weighted average shares outstanding ......      88,257       65,099       84,472       62,800
                                                            ========     ========     ========     ========

        Basic net earnings (loss) per share ............    $   0.25     $  (0.03)    $   0.42     $  (0.14)
        Diluted net earnings (loss) per share ..........    $   0.22     $  (0.03)    $   0.38     $  (0.14)

         The calculation of diluted weighted average shares outstanding for the three months and six months ended June 30, 2001 and 2000 excludes 7.8 million and 11.1 million common shares, respectively, issuable pursuant to outstanding options, convertible debentures and notes, because their effect was antidilutive.

5. SHAREHOLDERS' EQUITY

         During the six months ended June 30, 2001, the Company sold approximately 2.6 million shares of common stock under its Direct Stock Purchase Plan for net proceeds of $62.0 million.

                            PRIDE INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6. PENDING MERGERS

         In May 2001, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Marine Drilling Companies, Inc. ("Marine"), a Texas based offshore drilling company, PM Merger, Inc., a Delaware corporation and wholly owned subsidiary of Pride ("New Pride"), and AM Merger Inc., a Delaware corporation and wholly owned subsidiary of Pride. Two mutually dependent mergers are provided for in the Merger Agreement. The first merger is a merger of Marine into AM Merger, Inc., with the surviving corporation to be renamed Pride Marine, Inc. The Marine merger will cause Marine to become a subsidiary of Pride and Marine common stock to be converted into Pride common stock. The second merger, which will occur immediately after the Marine merger, is a merger of Pride into New Pride, with New Pride as the surviving corporation. This reincorporation merger will have the effect of changing the state of incorporation of the combined company from Louisiana to Delaware, and converting Pride (Louisiana) common stock, including stock issued to former Marine shareholders, into New Pride (Delaware) common stock. At the effective time of the reincorporation merger, New Pride will be renamed Pride International, Inc. Taken together, the mergers result in a tax-free exchange of Marine and Pride common stock for common stock in New Pride on a one-for-one basis.

         The closing of the mergers is conditioned upon approval of the Merger Agreement by the requisite vote of the respective shareholders of Pride and Marine in accordance with applicable law. The Company anticipates that the mergers will become effective in September 2001.

         The mergers are intended to qualify as a pooling-of-interests for accounting and financial reporting purposes.

7. ACQUISITIONS

         In February 2001, the Company completed the acquisition of a second-generation semisubmersible drilling rig (now the Pride North Sea) and a third-generation semisubmersible drilling rig (now the Pride North Atlantic) located in the North Sea for $44.7 million in cash and 3.0 million shares of the Company's common stock valued at $78.9 million. The Company has chartered the Pride North Atlantic to an affiliate of the seller under a bareboat charter that expires in September 2001. The charter can be extended to complete commitments outstanding on the initial expiration date. The Pride North Sea was refurbished prior to commencing operations in July 2001.

         In March 2001, the Company increased from 26.4% to 100% its ownership in a joint venture that recently constructed two dynamically-positioned, deepwater semisubmersible drilling rigs. The Pride Carlos Walter commenced operations in June 2001 and the Pride Brazil commenced operations in July 2001. These rigs are operating for Petroleo Brasilerio S.A. ("Petrobras") under new five-year charter and service rendering contracts, each with two one-year extension options. The purchase consideration for the interests the Company did not previously own consisted of approximately $86 million aggregate principal amount of senior convertible notes, which were issued to the Brazilian participant in the joint venture, and 519,468 shares of the Company's common stock valued at approximately $14 million, which were issued to investment funds managed by First Reserve Corporation pursuant to the funds' original investment in the joint venture. First Reserve-managed funds continue to hold an interest in the portion of the joint venture that is constructing two additional dynamically-positioned, deepwater semisubmersible drilling rigs known as the Amethyst 4 and Amethyst 5 (see Note 9), which interest is exchangeable for 527,652 shares of the Company's common stock. The new charter and service rendering contracts with Petrobras, together with the Company's acquisition of 100% ownership, resulted in the termination of previous seven-year charter and service rendering contracts and resolved all the outstanding issues with Petrobras relating to the Pride Carlos Walter and the Pride Brazil, including the elimination of accrued late delivery penalties. The acquisition added to the Company's consolidated balance sheet approximately $443 million of assets represented by the two rigs, approximately $287 million of indebtedness incurred to finance the construction of the rigs ($53 million of which was repaid in April 2001) and approximately $86 million of convertible senior notes issued to the Brazilian participant. See Note 2.

                            PRIDE INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         Each of the acquisitions discussed above was recorded using the purchase method of accounting. The operating results of each acquisition have been included in the Company's consolidated results of operations from the date of the acquisition.

8. COMMITMENTS AND CONTINGENCIES

         The Company and a number of other offshore drilling contractors with operations in the Gulf of Mexico are defendants in a lawsuit in the U.S. District Court for the Southern District of Texas entitled Verdin v. R&B Falcon Drilling USA, Inc. The plaintiff in this suit, who purports to be an "offshore worker" previously employed by R&B Falcon Drilling USA, alleges that the defendants have engaged in a conspiracy to depress wages and benefits paid to the defendants' offshore employees. Plaintiff contends that this alleged conduct violates federal and state antitrust laws. Plaintiff seeks treble damages, attorneys' fees and costs on behalf of himself and an alleged class of offshore workers. The Company vigorously denies these allegations. A preliminary agreement has been negotiated on behalf of the Company that, subject to certification of a settlement class by the court and the satisfaction of other conditions, would resolve the matter for an amount within the policy limits of the Company's insurance. In July 2001, the case was transferred to a different federal judge as a docket equalization measure, and that judge has not yet indicated when he will consider certification of the settlement class or any of the other settlement conditions. While the Company's insurance carrier has not yet agreed to pay the settlement amount, the Company believes that it is insured for that amount. The Company does not believe the settlement will have a material adverse effect on the Company's financial position, results of operations or cash flows.

         The Company is routinely involved in other litigation incidental to its business, which at times involves claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the existing litigation will have a material adverse effect on the Company's financial position, results of operations or cash flows.

9. INVESTMENT IN AMETHYST JOINT VENTURE

         The Company has a 26.4% equity interest in a joint venture company that is constructing two dynamically-positioned, deepwater semisubmersible drilling rigs, yet to be named and currently referred to as the Amethyst 4 and Amethyst
5. In April 2001, the builder of these rigs, Friede Goldman Halter, Inc. ("FGH"), filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and requested the Bankruptcy Court to reject the construction contracts. In July 2001, the Bankruptcy Court officially rejected the construction contracts. To ensure completion of construction under the shipbuilding contracts for the Amethyst 4 and Amethyst 5, FGH posted performance bonds totaling $175 million. The surety has commenced funding the cost of completing the rigs under its obligations, and discussions are currently being conducted regarding plans to complete construction of the rigs using the facilities of FGH or another U.S. shipyard or shipyards. Under the circumstances, no prediction can be made as to when construction of the Amethyst 4 and Amethyst 5 will be completed. The joint venture company has financed 87.5% of the cost of construction of these rigs through credit facilities, with repayment of the borrowings under those facilities guaranteed by the United States Maritime Administration ("MARAD"). Advances under the credit facilities are being provided without recourse to any of the joint venture owners. The remaining 12.5% of the cost of construction is being provided by the joint venture company from equity contributions that have been made by the joint venture partners. Through June 30, 2001, the Company's equity contributions to the joint venture totaled $25.6 million, including capitalized interest of $4.0 million. In the opinion of management, the performance and payment bonds issued by the surety on behalf of FGH, together with additional draws under the MARAD-guaranteed credit facilities, will provide sufficient funds to complete the Amethyst 4 and Amethyst 5 without requiring additional contributions by the joint venture partners.

                            PRIDE INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The Amethyst 4 and Amethyst 5 are being built to operate under long-term charter and service rendering contracts with Petrobras; however, Petrobras has given notice of its intention to cancel those contracts for late delivery. Based on current demand for deepwater drilling rigs, the Company believes that Petrobras or another customer will employ the Amethyst 4 and Amethyst 5 under new or amended contracts. There can be no assurance, however, that either the Amethyst 4 or Amethyst 5 will be chartered to Petrobras or to any other customer.

10. FINANCIAL INSTRUMENTS

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

         The forward exchange contracts and option contracts have not been designated as hedging instruments under the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The net realized and unrealized losses on all forward and option contracts, included in other expense, net during the three months and six months ended June 30, 2001, were approximately $0.6 million and $2.4 million, respectively.

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

                            PRIDE INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



11. SEGMENT INFORMATION

          The following table sets forth selected consolidated financial information of the Company by operating segment for the periods indicated.

                                          THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                 ------------------------------------------    ------------------------------------------
                                        2001                   2000                   2001                    2000
                                 -------------------    -------------------    -------------------    -------------------
                                                             (IN MILLIONS, EXCEPT PERCENTAGES)
Revenue:
  United States offshore .....   $   60.9       20.9%   $   29.7       13.2%   $  115.2       20.5%   $   51.7       13.1%
  International offshore .....       86.9       29.9        84.5       37.5       171.0       30.4       158.9       40.2
  International land .........      104.6       35.9        83.0       36.9       205.2       36.6       156.7       39.7
  E&P services ...............       38.7       13.3        27.8       12.4        70.0       12.5        27.8        7.0
                                 --------   --------    --------   --------    --------   --------    --------   --------
    Total revenue ............      291.1      100.0       225.0      100.0       561.4      100.0       395.1      100.0
                                 --------   --------    --------   --------    --------   --------    --------   --------

Operating Costs:
  United States offshore .....       32.5       17.8        20.8       13.9        63.5       17.8        38.4       14.5
  International offshore .....       49.8       27.3        46.8       31.3        99.8       28.0        86.9       32.9
  International land .........       71.3       39.0        62.0       41.4       141.2       39.6       118.8       45.0
  E&P services ...............       29.1       15.9        20.1       13.4        51.8       14.6        20.1        7.6
                                 --------   --------    --------   --------    --------   --------    --------   --------
    Total operating costs ....      182.7      100.0       149.7      100.0       356.3      100.0       264.2      100.0
                                 --------   --------    --------   --------    --------   --------    --------   --------

Gross Margin:
  United States offshore .....       28.4       26.2         8.9       11.8        51.7       25.2        13.3       10.2
  International offshore .....       37.1       34.2        37.7       50.1        71.2       34.7        72.0       55.0
  International land .........       33.3       30.7        21.0       27.9        64.0       31.2        37.9       28.9
  E&P services ...............        9.6        8.9         7.7       10.2        18.2        8.9         7.7        5.9
                                 --------   --------    --------   --------    --------   --------    --------   --------
    Total gross margin .......   $  108.4      100.0%   $   75.3      100.0%   $  205.1      100.0%   $  130.9      100.0%
                                 ========   ========    ========   ========    ========   ========    ========   ========

     Significant Customers

         Two customers accounted for approximately $108.6 million, or 37.3%, of consolidated revenue for the three months ended June 30, 2001. Of this amount, $50.2 million and $58.4 million were attributable to the Company's international offshore and international land operations, respectively. Two customers accounted for approximately $181.2 million, or 32.3%, of consolidated revenue for the six months ended June 30, 2001. Of this amount, $86.7 million and $94.5 million were attributable to the Company's international offshore and international land operations, respectively.

12. SUBSEQUENT EVENT

         In July 2001, the Company acquired all the outstanding capital stock of Almeria S.A. ("Almeria") for aggregate consideration of $48 million. Almeria operates 12 land drilling rigs in Argentina and two land drilling rigs in Venezuela.

13. NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141, which is applicable to all business combinations initiated after June 30, 2001, prohibits the use of pooling-of-interests method of accounting for business combinations and provides a new definition of intangible assets.

                            PRIDE INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


          SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recognized on the Company's balance sheet at that date, regardless of when the assets were initially recognized. The Company recognized goodwill amortization expense of $0.9 million and $1.8 million for the three-month and six-month periods ended June 30, 2001. Such amortization will not be recorded after the adoption of SFAS No. 142. The Company is currently evaluating the effect of SFAS No. 142 relating to the annual impairment review of goodwill.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Pride International, Inc.:

         We have reviewed the accompanying consolidated balance sheet of Pride International, Inc. as of June 30, 2001, and the related consolidated statements of operations for each of the three month and six month periods ended June 30, 2001 and 2000, and the related consolidated statement of cash flows for the six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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


Houston, Texas
August 8, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements as of June 30, 2001 and for the three month and six month periods ended June 30, 2001 and 2000 included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2000. The following information contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.

GENERAL

         Pride is a leading international provider of contract drilling and related services, operating both offshore and on land. Currently, we operate a global fleet of 319 rigs, including two ultra-deepwater drillships, nine semisubmersible rigs, 19 jackup rigs, five tender-assisted rigs, three barge rigs, 21 offshore platform rigs and 260 land-based drilling and workover rigs. We operate in more than 20 countries and marine provinces. The significant diversity of our rig fleet and areas of operations enables us to provide a broad range of services and to take advantage of market upturns while reducing our exposure to sharp downturns in any particular market sector or geographic region.

         Since mid-1999, we have increased the size of our fleet capable of drilling in deeper waters. We have a 51% ownership interest in and operate two ultra-deepwater drillships, the Pride Africa and the Pride Angola, that were placed in service in October 1999 and May 2000, respectively. In February 2001, we purchased two semisubmersible drilling rigs located in the North Sea, now the Pride North Atlantic and the Pride North Sea. The Pride North Atlantic is under charter to an affiliate of the seller through September 2001 and the Pride North Sea was refurbished prior to commencing operations in July 2001.

         In March 2001, we increased our ownership from 26.4% to 100% in two newly built, dynamically-positioned, deepwater semisubmersible drilling rigs, the Pride Carlos Walter and the Pride Brazil. The Pride Carlos Walter and Pride Brazil commenced operations in Brazil in June and July 2001, respectively, working under five-year charter and service rendering contracts.

         In May 2001, we entered into a definitive agreement to merge with Marine Drilling Companies, Inc. in a stock-for-stock transaction that will create one of the world's largest offshore drilling contractors. Marine's primary business is providing offshore drilling services to independent and major oil and gas companies. Marine owns and operates a fleet of 17 offshore drilling rigs consisting of five independent-leg jackup units, four of which have a cantilever feature, ten mat-supported jackup units, five of which have a cantilever feature, and two semisubmersible units. Additionally, Marine owns one independent-leg jackup rig configured as an accommodation unit. Currently, 15 of Marine's rigs are located in the U.S. Gulf of Mexico, and the three remaining rigs are in Southeast Asia, the North Sea and India. The combination with Marine presents a unique opportunity for deleveraging our consolidated balance sheet and, at the same time, is expected to significantly enhance the competitive positions of both us and Marine in the Gulf of Mexico jackup rig market and elsewhere. The merger with Marine would be followed by a merger that would change our state of incorporation from Louisiana to Delaware. A special meeting of shareholders has been scheduled for September 12, 2001 to consider and vote upon the approval of the mergers.

BUSINESS ENVIRONMENT

         The business environment for our drilling and E&P services is driven by the capital spending programs of our customers. Our customers' capital spending is affected by their expectations about oil and natural gas prices, anticipated production levels, demand for crude oil and natural gas products, government regulations and many other factors. Due to the volatility of commodity prices, it is difficult to predict with any certainty whether conditions for a particular sector of our business will improve or deteriorate.

         Prices for oil and natural gas increased during 2000 and early 2001 and had a favorable impact on utilization, dayrates and demand for our services. Our financial results have benefited from the strength of the global drilling market. Recently, increasing inventories of natural gas and slowing demand in the North America market have reduced U.S. natural gas prices, resulting in a decrease in activity levels and dayrates for jackup rigs in the Gulf of Mexico.

Internationally, higher oil prices and increased capital spending by large multinational and national oil companies have strengthened demand and dayrates for offshore drilling rigs.

RESULTS OF OPERATIONS

         We have presented in the following table selected consolidated financial information by operating segment for the periods indicated.

                                              THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                      ------------------------------------------    ------------------------------------------
                                             2001                   2000                    2001                   2000
                                      -------------------    -------------------    -------------------    -------------------
                                                                   (IN MILLIONS, EXCEPT PERCENTAGES)
Revenue:
  United States offshore ..........   $   60.9       20.9%   $   29.7       13.2%   $  115.2       20.5%   $   51.7       13.1%
  International offshore ..........       86.9       29.9        84.5       37.5       171.0       30.4       158.9       40.2
  International land ..............      104.6       35.9        83.0       36.9       205.2       36.6       156.7       39.7
  E&P services ....................       38.7       13.3        27.8       12.4        70.0       12.5        27.8        7.0
                                      --------   --------    --------   --------    --------   --------    --------   --------
    Total revenue .................      291.1      100.0       225.0      100.0       561.4      100.0       395.1      100.0
                                      --------   --------    --------   --------    --------   --------    --------   --------

Operating Costs:
  United States offshore ..........       32.5       17.8        20.8       13.9        63.5       17.8        38.4       14.5
  International offshore ..........       49.8       27.3        46.8       31.3        99.8       28.0        86.9       32.9
  International land ..............       71.3       39.0        62.0       41.4       141.2       39.6       118.8       45.0
  E&P services ....................       29.1       15.9        20.1       13.4        51.8       14.6        20.1        7.6
                                      --------   --------    --------   --------    --------   --------    --------   --------
    Total operating costs .........      182.7      100.0       149.7      100.0       356.3      100.0       264.2      100.0
                                      --------   --------    --------   --------    --------   --------    --------   --------

Gross Margin:
  United States offshore ..........       28.4       26.2         8.9       11.8        51.7       25.2        13.3       10.2
  International offshore ..........       37.1       34.2        37.7       50.1        71.2       34.7        72.0       55.0
  International land ..............       33.3       30.7        21.0       27.9        64.0       31.2        37.9       28.9
  E&P services ....................        9.6        8.9         7.7       10.2        18.2        8.9         7.7        5.9
                                      --------   --------    --------   --------    --------   --------    --------   --------
    Total gross margin ............   $  108.4      100.0%   $   75.3      100.0%   $  205.1      100.0%   $  130.9      100.0%
                                      ========   ========    ========   ========    ========   ========    ========   ========


     Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000.

         Revenue. Revenue for the three months ended June 30, 2001 increased $66.1 million, or 29.4%, as compared to the corresponding period in 2000. Revenue from United States offshore operations increased $31.2 million due to increased utilization and higher dayrates for our Gulf of Mexico jackup and platform rigs. Revenue from international land operations increased $21.6 million, primarily due to higher utilization of our land-based fleet in South America. Revenue from E&P services increased $10.9 million, due primarily to the commencement of operations of recently added equipment.

         Operating Costs. Operating costs for the three months ended June 30, 2001 increased $33.0 million, or 22.0%, as compared to the corresponding period in 2000. Of this increase, United States offshore operating costs increased $11.7 million, due to increased utilization of our Gulf of Mexico jackup and platform rigs. International land operating costs increased $9.3 million due to higher utilization and E&P services operating costs increased $9.0 million due to the commencement of operations of recently added equipment.

         Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2001 increased $4.5 million, or 13.7%, as compared to the corresponding period in 2000. Of this amount, $1.3 million related to our new drillship Pride Angola, $1.3 million related to the addition of the Pride North Atlantic, $0.6 million related to the expansion of our Gulf of Mexico jackup rig fleet and $1.3 million was attributable to other additions to our international offshore fleet.

         Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2001 decreased $0.9 million, or 4.3%, as compared to the corresponding period in 2000 primarily due to decreased personnel expenses.

         Other Income (Expense). Other expense for the three months ended June 30, 2001 increased $2.0 million, or 9.4%, as compared to the corresponding period in 2000. Interest expense increased $0.9 million due to interest on the Zero Coupon Convertible Senior Debentures that we issued in January 2001. Interest income increased $0.6 million due to an increase in average cash balances available for investment. Other expense for the three months ended June 30, 2001 increased $1.7 million, due primarily to net unrealized foreign exchange losses.

         Income Tax Provision. Our consolidated effective income tax rate for the three months ended June 30, 2001 was 20.5% as compared to 604.4% for the corresponding period in 2000. The decrease in effective tax rate resulted primarily from increased income in foreign jurisdictions with zero or low tax rates. The higher rate in 2000 was impacted by deemed profit taxes in several countries (where our tax liability is based on revenues rather than actual income or loss), despite actual results for that period.

     Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000.

         Revenue. Revenue for the six months ended June 30, 2001 increased $166.3 million, or 42.1%, as compared to the corresponding period in 2000. Of this increase, United States offshore revenue increased $63.5 million, due to increased utilization and higher dayrates for our Gulf of Mexico jackup and platform rigs. Revenue from international offshore operations increased $12.1 million due primarily to full-period operations in 2001 for our new drillship Pride Angola, which commenced operations in May 2000. Revenue from international land operations increased $48.5 million, primarily due to higher utilization of our land-based fleet in South America. Revenue from E&P services increased by $42.2 million due primarily to six months of operations in 2001 as compared with three months in 2000 as well as commencement of operations of recently added equipment.

         Operating Costs. Operating costs for the six months ended June 30, 2001 increased $92.1 million, or 34.9%, as compared to the corresponding period in 2000. Of this increase, United States offshore operating costs increased $25.1 million, due to increased utilization of our Gulf of Mexico jackup and platform rigs. Operating costs for our international offshore operations increased $12.9 million, primarily due to full-period operations for the Pride Angola. International land operating costs increased $22.4 million, primarily due to higher utilization of our land-based fleet in South America. Operating costs for our E&P services increased $31.7 million due primarily to six months of operations in 2001 as compared with three months in 2000, as well as commencement of operations of recently added equipment.

         Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2001 increased $13.2 million, or 21.6%, as compared to the corresponding period in 2000. Of this amount, $3.7 million related to the Pride Angola, $1.3 million related to the addition of the Pride North Atlantic, $3.2 million related to additional E&P services assets and $5.0 million was attributable to other additions to our international offshore fleet.

         Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2001 increased $4.4 million, or 11.7%, as compared to the corresponding period in 2000. This increase was primarily attributable to the addition of our E&P services operations in April 2000.

         Other Income (Expense). Other expense for the six months ended June 30, 2001 increased $1.7 million, or 4.3%, as compared to the corresponding period in 2000. Interest expense increased $5.2 million due to interest on the Zero Coupon Convertible Senior Debentures that we issued in January 2001 and interest on the Pride Angola loan. Interest income increased $2.3 million due to an increase in average cash balances available for investment. Other expense for the six months ended June 30, 2001 decreased $1.2 million, due primarily to insurance recoveries, partially offset by net unrealized foreign exchange gains.

         Income Tax Provision. Our consolidated effective income tax rate for the six months ended June 30, 2001 was 21.1% as compared to approximately 37.3% for the corresponding period in 2000. The decrease in effective tax rate resulted primarily from increased income in foreign jurisdictions with zero or low tax rates. The higher rate in 2000 was impacted by deemed profit taxes in several countries, despite actual results for that period.

LIQUIDITY AND CAPITAL RESOURCES

         We had net working capital of $197.0 million and $94.4 million as of June 30, 2001 and December 31, 2000, respectively. Our current ratio, the ratio of current assets to current liabilities, was 1.5 as of June 30, 2001 and 1.2 as of December 31, 2000. The increases were attributable primarily to the net cash proceeds from our January 2001 public issuance of Zero Coupon Convertible Senior Debentures Due 2021, partially offset by additions to other current assets.

         During the six months ended June 30, 2001, our capital additions consisted of $442.9 million for the acquisition of the ownership interests we did not already own in the Pride Carlos Walter and the Pride Brazil, $123.6 million for the purchase of the Pride North Atlantic and the Pride North Sea, $65.9 million for certain other reactivation, refurbishment and upgrade expenditures and approximately $41.9 million for other enhancement and sustaining capital projects. We expect to spend approximately $20 to $40 million during the remainder of 2001 for enhancements and sustaining capital projects.

         In February 2001, we completed the acquisition of a second-generation semisubmersible drilling rig (now the Pride North Sea) and a third-generation semisubmersible drilling rig (now the Pride North Atlantic) located in the North Sea for $44.7 million in cash and 3.0 million shares of our common stock valued at $78.9 million.

         In March 2001, we increased from 26.4% to 100% our ownership in a joint venture that recently constructed two dynamically-positioned, deepwater semisubmersible drilling rigs. The Pride Carlos Walter commenced operations in June 2001, and the Pride Brazil commenced operations in July 2001. These rigs are operating for Petroleo Brasilerio S.A. ("Petrobras") under new five-year charter and service rendering contracts, each with two one-year extension options. The purchase consideration for the interests we did not previously own consisted of approximately $86 million aggregate principal amount of senior convertible notes, which were issued to the Brazilian participant in the joint venture, and 519,468 shares of our common stock valued at approximately $14.0 million, which were issued to investment funds managed by First Reserve Corporation pursuant to the funds' original investment in the joint venture. The new charter and service rendering contracts with Petrobras, together with our acquisition of 100% ownership, resulted in the termination of previous seven-year charter and service rendering contracts and resolved all the outstanding issues with Petrobras relating to the Pride Carlos Walter and the Pride Brazil, including the elimination of accrued late delivery penalties. The acquisition added to our consolidated balance sheet approximately $443 million of assets represented by the two rigs, approximately $287 million of indebtedness incurred to finance the construction of the rigs and approximately $86 million of senior convertible notes issued to the Brazilian participant. The notes mature in March 2004, bear interest at 9% per annum and are convertible into approximately 4.0 million shares of our common stock. An aggregate $53 million of the construction-related indebtedness, which was scheduled to mature in November 2001 and bore interest at 11 3/4% per annum, was repaid in April 2001. In July 2001, we entered into a new financing agreement with a group of foreign banks to provide loans totaling up to $250 million to refinance the construction loans for the Pride Carlos Walter and Pride Brazil. Borrowings under the new facility will bear interest at rates based on LIBOR plus an applicable margin of 1.50% to 1.85%. Principal and interest is payable semi-annually through 2008. Funding under the new facility and repayment of the construction loans is expected to be completed in the fourth quarter of 2001. As a condition of the facility, we entered into interest rate swap agreements, fixing the respective interest rates through 2006. The new loans are to be secured by, among other things, a first priority mortgage on the drilling rigs and assignment of the charters for the rigs.

         In July 2001, we acquired all the outstanding capital stock of Almeria S.A. for aggregate consideration of $48 million. Almeria operates 12 land drilling rigs in Argentina and two land drilling rigs in Venezuela.

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

         We currently have senior bank credit facilities with foreign banks that provide aggregate availability of up to $164.1 million. The credit facilities terminate between January 2002 and June 2005. Borrowings under each of the credit facilities bear interest at variable rates based on LIBOR plus a spread ranging from 0.50% to 1.70%. As of June 30, 2001, there were no advances outstanding under these credit facilities.

         We have a senior secured credit facility with a U.S. bank under which up to $25 million of letters of credit may be issued. Outstanding letters of credit issued under this credit facility are secured by our cash and cash equivalents maintained at such bank. The letter of credit facility expires in March 2003. As of June 30, 2001, there were $12.6 million of letters of credit issued under this credit facility.

         During the six months ended June 30, 2001, we sold approximately 2.6 million shares of common stock under our Direct Stock Purchase Plan for net proceeds of $62.0 million.

         We have a 26.4% equity interest in a joint venture company that is constructing two dynamically-positioned, deepwater semisubmersible drilling rigs, yet to be named and currently referred to as the Amethyst 4 and Amethyst
5. In April 2001, the builder of these rigs, Friede Goldman Halter, Inc. ("FGH"), filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and requested the Bankruptcy Court to reject the construction contracts. In July 2001, the Bankruptcy Court officially rejected the construction contracts. To ensure completion of construction under the shipbuilding contracts for the Amethyst 4 and Amethyst 5, FGH posted performance bonds totaling $175 million. The surety has commenced funding the cost of completing the rigs under its obligations, and discussions are currently being conducted regarding plans to complete construction of the rigs using the facilities of FGH or another U.S. shipyard or shipyards. Under the circumstances, no prediction can be made as to when construction of the Amethyst 4 and Amethyst 5 will be completed. The joint venture company has financed 87.5% of the cost of construction of those rigs through credit facilities, with repayment of the borrowings under those facilities guaranteed by the United States Maritime Administration ("MARAD"). Advances under the credit facilities are being provided without recourse to any of the joint venture owners. The remaining 12.5% of the cost of construction is being provided by the joint venture company from equity contributions that have been made by the joint venture partners. Through June 30, 2001, our equity contributions to the joint venture totaled $25.6 million, including capitalized interest of $4.0 million. In the opinion of management, the performance and payment bonds issued by the surety on behalf of FGH, together with additional draws under the MARAD-guaranteed credit facilities, will provide sufficient funds to complete the Amethyst 4 and Amethyst 5 without requiring additional contributions by the joint venture partners.

         The Amethyst 4 and Amethyst 5 are being built to operate under long-term charter and service rendering contracts with Petrobras; however, Petrobras has given notice of its intention to cancel those contracts for late delivery. Based on current demand for deepwater drilling rigs, we believe that Petrobras or another customer will employ the Amethyst 4 and Amethyst 5 under new or amended contracts. There can be no assurance, however, that either the Amethyst 4 or Amethyst 5 will be chartered to Petrobras or to any other customer.

         As of June 30, 2001, we had approximately $1.7 billion of debt and capital lease obligations. We do not expect that our level of total indebtedness will have a material adverse impact on our financial position, results of operations or liquidity in future periods.

         Management believes that the cash and cash equivalents on hand, together with the cash generated from our operations and borrowings under our credit facilities, will be adequate to fund normal ongoing capital expenditures, working capital and debt service requirements for the foreseeable future. As of June 30, 2001, $52.4 million of our cash balances, which amount is included in cash and cash equivalents, consists of funds held in trust in connection with our drillship loans and the limited-recourse collateralized term loans and, accordingly, is not available for our use.

         In May 2001, we entered into a definitive agreement to merge with Marine in a stock-for-stock transaction that will create one of the world's largest offshore drilling contractors. The combination with Marine presents a unique opportunity for deleveraging our consolidated balance sheet and, at the same time, is expected to significantly enhance the competitive positions of both us and Marine in the Gulf of Mexico jackup rig market and elsewhere. Since the merger is a stock-for-stock transaction and Marine is essentially debt free, the combined Company should have a lower debt to equity ratio. The lower debt to equity ratio is expected to result in improved credit ratings and thereby reduce borrowing costs. Following the merger, we expect to be able to reduce long term indebtedness and further deleverage the balance sheet from our combined cash flows.

         From time to time, we may review other possible expansion and acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. From time to time, we have one or more bids outstanding for contracts that could require significant capital expenditures and mobilization costs. We expect to fund acquisitions and project opportunities primarily through a combination of working capital, cash flow from operations and full or limited recourse debt or equity financing.

ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141, which is applicable to all business combinations initiated after June 30, 2001, prohibits the use of pooling-of-interests method of accounting for business combinations and provides a new definition of intangible assets.

         SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recognized on our balance sheet at that date, regardless of when the assets were initially recognized. We recognized goodwill amortization expense of $0.9 million and $1.8 million for the three-month and six-month periods ended June 30, 2001. We will not record such amortization after the adoption of SFAS No. 142. We are currently evaluating the effect of SFAS No. 142 relating to the annual impairment review of goodwill.


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

         o        benefits, effects or results of the Marine merger

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

         o completion and employment of Amethyst 4 and Amethyst 5 rigs and

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

         o        political stability in the countries in which we operate

         o the business opportunities (or lack thereof) that may be presented to and pursued by us

         o        changes in laws or regulations and

         o the ability to integrate the operations of Pride and Marine after the Marine merger

         Most of these factors are beyond our control. We caution you that forward looking-statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in these statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For information regarding our exposure to certain market risks, see "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2000. There have been no material changes to the disclosure regarding our exposure to certain market risks made in the annual report. For additional information regarding our long-term debt, please see Note 2 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our annual meeting of shareholders was held in Houston, Texas on May 18, 2001 for the purpose of voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation.

         Shareholders approved the annual election of a portion of directors to the classified Board of Directors by the following vote:

         Affirmative votes....................................        48,238,233
         Negative votes.......................................         8,286,682
         Abstentions..........................................            24,049
         Shares not voted.....................................        16,431,249

         Shareholders approved the increase in authorized shares of common stock from 100,000,000 to 200,000,000 by the following vote:

         Affirmative votes....................................        62,815,023
         Negative votes.......................................         3,186,767
         Abstentions..........................................            34,563
         Shares not voted.....................................         6,943,860

         Shareholders approved the election of two Class I directors, each to serve for a term of three years, by the following votes:

                                              Paul A. Bragg        Jorge E. Estrada M.

         Affirmative votes.............         63,073,520            61,580,536
         Negative votes................          2,962,833             4,455,817
         Shares not voted..............          6,943,860             6,943,860

         Shareholders ratified the appointment of PricewaterhouseCoopers LLP as our independent public accountants for 2001 by the following vote:

         Affirmative votes....................................        65,860,137
         Negative votes.......................................           157,940
         Abstentions..........................................            18,726
         Shares not voted.....................................         6,943,410

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT NO.                               DESCRIPTION

2.1           --  Agreement and Plan of Merger, dated as of May 23, 2001, by and among Pride International, Inc. ("Pride"), PM Merger, Inc. ("New Pride"), Marine Drilling Companies, Inc. ("Marine") and AM Merger, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement of Pride and New Pride on Form S-4, Registration Nos. 333-66644 and 333-66644-01).

2.2           --  Form of Letter Agreement by and among Pride, New Pride,
                  Marine and AM Merger, Inc. (incorporated by reference to
                  Exhibit 2.2 to the Registration Statement of Pride and New Pride on Form S-4, Registration Nos. 333-66644 and 333-66644-01).

3.1           --  Restated Articles of Incorporation of Pride (incorporated by reference to Exhibit 3.1 to Pride's Annual Report on Form 10-K for the year ended December 31, 1996, File Nos. 0-16961 and 1-13289).

3.2           --  Amendment to Restated Articles of Incorporation of Pride
                  (incorporated by reference to Exhibit 3.2 to Pride's Annual Report on Form 10-K for the year ended December 31, 1996, File Nos. 0-16961 and 1-13289).

3.3           --  Amendment to Restated Articles of Incorporation of Pride
                  (incorporated by reference to Exhibit 3.3 to Pride's Annual Report on Form 10-K for the year ended December 31, 1996, File Nos. 0-16961 and 1-13289).

3.4           --  Amendment to Restated Articles of Incorporation of Pride
                  (incorporated by reference to Exhibit 4.4 to Pride's Registration Statement on Form S-8 dated September 8, 1997, Registration No. 333-35089).

3.5           --  Amendment to Restated Articles of Incorporation of Pride
                  (incorporated by reference to Exhibit 3.5 to Pride's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, File No. 1-13289).

3.6           --  Amendment to Restated Articles of Incorporation of Pride
                  (incorporated by reference to Exhibit 4.6 to the Registration Statement of Pride and New Pride on Form S-4, Registration Nos. 333-66644 and 333-66644-01).

3.7           --  Bylaws of Pride, as amended (incorporated by reference to
                  Exhibit 4.7 to the Registration Statement of Pride and New Pride on Form S-4, Registration Nos. 333-66644 and 333-66644-01).

4.1           --  Rights Agreement, dated as of September 9, 1998 (the "Rights
                  Agreement"), between Pride and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to Pride's Current Report on Form 8-K dated September 10, 1998, File No. 1-13289).

4.2           --  Amendment No. 1 to the Rights Agreement, dated as of May 23,
                  2001, between Pride and the Rights Agent (incorporated by reference to Exhibit 4.1 to Pride's Current Report on Form 8-K dated May 25, 2001, File No. 1-13289).

10.1          --  Stock Option Agreement, dated as of May 23, 2001, between
                  Pride, as grantor, and Marine, as grantee (incorporated by reference to Exhibit 10.1 to the Registration Statement of Pride and New Pride on Form S-4, Registration Nos. 333-66644 and 333-66644-01).

10.2          --  Stock Option Agreement, dated as of May 23, 2001, between
                  Marine, as grantor, and Pride, as grantee (incorporated by reference to Exhibit 10.2 to the Registration Statement of Pride and New Pride on Form S-4, Registration Nos. 333-66644 and 333-66644-01).

15.1          --  Awareness Letter of PricewaterhouseCoopers LLP

--------------

(b)      Reports on Form 8-K

         In a Current Report on Form 8-K dated May 23, 2001, we reported pursuant to Item 5 of Form 8-K that we entered into (1) an Agreement and Plan of Merger, dated as of May 23, 2001, with PM Merger, Inc., Marine Drilling Companies, Inc. and AM Merger, Inc., (2) reciprocal Stock Option Agreements, dated as of May 23, 2001, with Marine and (3) Amendment No. 1, dated as of May 23, 2001, to the Rights Agreement, dated as of September 9, 1998, with American Stock Transfer & Trust Company, as Rights Agent. We also filed pursuant to Item 7 of Form 8-K the merger agreement, the stock option agreements, the amendment to rights agreement and a related press release.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                         PRIDE INTERNATIONAL, INC.


                                         By:             EARL W. MCNIEL
                                               --------------------------------
                                                        (EARL W. MCNIEL)
                                                    VICE PRESIDENT AND CHIEF
                                                        FINANCIAL OFFICER

Date:  August 14, 2001

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

2.1           --  Agreement and Plan of Merger, dated as of May 23, 2001, by and among Pride International, Inc. ("Pride"), PM Merger, Inc.
                  ("New Pride"), Marine Drilling Companies, Inc. ("Marine") and
                  AM Merger, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement of Pride and New Pride on Form S-4,
                  Registration Nos. 333-66644 and 333-66644-01).

2.2           --  Form of Letter Agreement by and among Pride, New Pride,
                  Marine and AM Merger, Inc. (incorporated by reference to
                  Exhibit 2.2 to the Registration Statement of Pride and New
                  Pride on Form S-4, Registration Nos. 333-66644 and
                  333-66644-01).

3.1           --  Restated Articles of Incorporation of Pride (incorporated by reference to Exhibit 3.1 to Pride's Annual Report on Form 10-K for the year ended December 31, 1996, File Nos. 0-16961 and
                  1-13289).

3.2           --  Amendment to Restated Articles of Incorporation of Pride
                  (incorporated by reference to Exhibit 3.2 to Pride's Annual
                  Report on Form 10-K for the year ended December 31, 1996, File
                  Nos. 0-16961 and 1-13289).

3.3           --  Amendment to Restated Articles of Incorporation of Pride
                  (incorporated by reference to Exhibit 3.3 to Pride's Annual
                  Report on Form 10-K for the year ended December 31, 1996, File
                  Nos. 0-16961 and 1-13289).

3.4           --  Amendment to Restated Articles of Incorporation of Pride
                  (incorporated by reference to Exhibit 4.4 to Pride's
                  Registration Statement on Form S-8 dated September 8, 1997,
                  Registration No. 333-35089).

3.5           --  Amendment to Restated Articles of Incorporation of Pride
                  (incorporated by reference to Exhibit 3.5 to Pride's Quarterly
                  Report on Form 10-Q for the quarterly period ended September
                  30, 1998, File No. 1-13289).

3.6           --  Amendment to Restated Articles of Incorporation of Pride
                  (incorporated by reference to Exhibit 4.6 to the Registration
                  Statement of Pride and New Pride on Form S-4, Registration
                  Nos. 333-66644 and 333-66644-01).

3.7           --  Bylaws of Pride, as amended (incorporated by reference to
                  Exhibit 4.7 to the Registration Statement of Pride and New
                  Pride on Form S-4, Registration Nos. 333-66644 and
                  333-66644-01).

4.1           --  Rights Agreement, dated as of September 9, 1998 (the "Rights
                  Agreement"), between Pride and American Stock Transfer & Trust
                  Company, as Rights Agent (incorporated by reference to Exhibit
                  1 to Pride's Current Report on Form 8-K dated September 10,
                  1998, File No. 1-13289).

4.2           --  Amendment No. 1 to the Rights Agreement, dated as of May 23,
                  2001, between Pride and the Rights Agent (incorporated by reference to Exhibit 4.1 to Pride's Current Report on Form 8-K dated May 25, 2001, File No. 1-13289).

10.1          --  Stock Option Agreement, dated as of May 23, 2001, between
                  Pride, as grantor, and Marine, as grantee (incorporated by reference to Exhibit 10.1 to the Registration Statement of Pride and New Pride on Form S-4, Registration Nos. 333-66644 and 333-66644-01).

10.2          --  Stock Option Agreement, dated as of May 23, 2001, between
                  Marine, as grantor, and Pride, as grantee (incorporated by reference to Exhibit 10.2 to the Registration Statement of Pride and New Pride on Form S-4, Registration Nos. 333-66644 and 333-66644-01).

15.1          --  Awareness Letter of PricewaterhouseCoopers LLP