Form 10-Q
period 2001-09-30
PRIDE INTERNATIONAL INC
filed 2001-11-14
CIK 833081

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER: 1-13289

                                   ----------

                            PRIDE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                   76-0069030
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

       5847 SAN FELIPE, SUITE 3300
             HOUSTON, TEXAS                                   77057
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.


                                             Outstanding as of November 7, 2001
Common Stock, par value $.01 per share                  132,792,443

================================================================================

                            PRIDE INTERNATIONAL, INC.

                                      INDEX


                                                                                                     PAGE NO.
                                                                                                     --------
PART I.       FINANCIAL INFORMATION

     Item 1.   Financial Statements

         Consolidated Balance Sheet as of September 30, 2001 and December 31, 2000....................    2
         Consolidated Statement of Operations for the three months ended
              September 30, 2001 and 2000.............................................................    3
         Consolidated Statement of Operations for the nine months ended
              September 30, 2001 and 2000.............................................................    4
         Consolidated Statement of Cash Flows for the nine months ended
              September 30, 2001 and 2000.............................................................    5
         Notes to Unaudited Consolidated Financial Statements.........................................    6
         Report of Independent Accountants............................................................   14

     Item 2.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...............................................................   15

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk.............................   23

PART II. OTHER INFORMATION

     Item 1.   Litigation.............................................................................   23

     Item 2.   Changes in Securities and Use of Proceeds..............................................   23

     Item 4.   Submission of Matters to a Vote of Security Holders....................................   23

     Item 6.   Exhibits and Reports on Form 8-K.......................................................   23

     Signatures.......................................................................................   25

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            PRIDE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                                       2001            2000
                                                                                   -------------   -----------
                                                                                    (UNAUDITED)
                                            ASSETS
CURRENT ASSETS
     Cash and cash equivalents (includes restricted cash of $48,368 and $50,496)    $   161,060    $   127,678
     Trade receivables, net ....................................................        375,543        284,761
     Parts and supplies ........................................................         58,255         54,448
     Other current assets ......................................................        118,277         68,599
                                                                                    -----------    -----------
         Total current assets ..................................................        713,135        535,486
                                                                                    -----------    -----------

PROPERTY AND EQUIPMENT, net ....................................................      3,320,512      2,621,365
                                                                                    -----------    -----------

OTHER ASSETS
     Investments in and advances to affiliates .................................         26,070         59,420
     Goodwill, net .............................................................         65,881         51,940
     Other assets, net .........................................................         69,695         69,422
                                                                                    -----------    -----------
         Total other assets ....................................................        161,646        180,782
                                                                                    -----------    -----------
                                                                                    $ 4,195,293    $ 3,337,633
                                                                                    ===========    ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable ..........................................................    $   187,437    $   148,246
     Accrued expenses ..........................................................        245,106        150,168
     Short-term borrowings .....................................................         44,100         22,135
     Current portion of long-term debt .........................................         86,446         85,286
     Current portion of long-term lease obligations ............................          2,517          4,267
                                                                                    -----------    -----------
         Total current liabilities .............................................        565,606        410,102
                                                                                    -----------    -----------

OTHER LONG-TERM LIABILITIES ....................................................        104,164         82,639
LONG-TERM DEBT, net of current portion .........................................      1,607,737      1,219,638
LONG-TERM LEASE OBLIGATIONS, net of current portion ............................         15,784         17,682
DEFERRED INCOME TAXES ..........................................................        145,554        112,541
MINORITY INTEREST ..............................................................         61,461         50,599
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
     Common stock, $.01 par value; 400,000 shares authorized; 132,792 and
         126,305 shares issued and 132,792
         and 126,251 shares outstanding, respectively ..........................          1,328          1,263
     Paid-in capital ...........................................................      1,218,620      1,056,397
     Treasury stock, at cost ...................................................             --           (191)
     Retained earnings .........................................................        475,039        386,963
                                                                                    -----------    -----------
         Total shareholders' equity ............................................      1,694,987      1,444,432
                                                                                    -----------    -----------
                                                                                    $ 4,195,293    $ 3,337,633
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

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        -----------------------
                                                          2001           2000
                                                        ---------     ---------
REVENUE ............................................    $ 406,298     $ 304,317
OPERATING COSTS ....................................      248,993       179,717
                                                        ---------     ---------

     Gross margin ..................................      157,305       124,600

DEPRECIATION AND AMORTIZATION ......................       49,796        45,421
SELLING, GENERAL AND ADMINISTRATIVE ................       26,188        24,701
POOLING AND MERGER COSTS ...........................       35,766            --
                                                        ---------     ---------

EARNINGS FROM OPERATIONS ...........................       45,555        54,478
                                                        ---------     ---------

OTHER INCOME (EXPENSE)
     Interest expense ..............................      (33,011)      (27,364)
     Interest income ...............................        2,477         2,567
     Other, net ....................................        2,705         3,172
                                                        ---------     ---------
         Total other income (expense) ..............      (27,829)      (21,625)
                                                        ---------     ---------

EARNINGS BEFORE INCOME TAXES & MINORITY INTEREST ...       17,726        32,853

INCOME TAX PROVISION ...............................        9,856        11,941

MINORITY INTEREST ..................................        2,991         4,185
                                                        ---------     ---------

NET EARNINGS BEFORE EXTRAORDINARY ITEM .............        4,879        16,727

EXTRAORDINARY ITEM, net ............................          564            --
                                                        ---------     ---------

NET EARNINGS .......................................    $   5,443     $  16,727
                                                        =========     =========

NET EARNINGS PER SHARE BEFORE EXTRAORDINARY ITEM
         Basic .....................................    $    0.04     $    0.13
         Diluted ...................................    $    0.04     $    0.13

NET EARNINGS PER SHARE AFTER EXTRAORDINARY ITEM
         Basic .....................................    $    0.04     $    0.13
         Diluted ...................................    $    0.04     $    0.13

WEIGHTED AVERAGE SHARES OUTSTANDING
         Basic .....................................      132,790       124,225
         Diluted ...................................      133,865       127,658


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                    ---------------------------
                                                       2001             2000
                                                    -----------     -----------
REVENUE ........................................    $ 1,150,351     $   810,906
OPERATING COSTS ................................        669,699         501,143
                                                    -----------     -----------

     Gross margin ..............................        480,652         309,763

DEPRECIATION AND AMORTIZATION ..................        147,509         128,155
SELLING, GENERAL AND ADMINISTRATIVE ............         75,805          69,272
POOLING AND MERGER COSTS .......................         35,766              --
                                                    -----------     -----------

EARNINGS FROM OPERATIONS .......................        221,572         112,336
                                                    -----------     -----------

OTHER INCOME (EXPENSE)
     Interest expense ..........................        (81,937)        (75,921)
     Interest income ...........................          9,451           7,321
     Other, net ................................         (2,091)          2,739
                                                    -----------     -----------
         Total other income (expense) ..........        (74,577)        (65,861)
                                                    -----------     -----------

EARNINGS BEFORE INCOME TAXES & MINORITY INTEREST        146,995          46,475

INCOME TAX PROVISION ...........................         48,626          17,169

MINORITY INTEREST ..............................         10,857           8,812
                                                    -----------     -----------

NET EARNINGS BEFORE EXTRAORDINARY ITEM .........         87,512          20,494

EXTRAORDINARY ITEM, net ........................            564              --
                                                    -----------     -----------

NET EARNINGS ...................................    $    88,076     $    20,494
                                                    ===========     ===========

NET EARNINGS PER SHARE BEFORE EXTRAORDINARY ITEM
         Basic .................................    $      0.67     $      0.17
         Diluted ...............................    $      0.63     $      0.16

NET EARNINGS PER SHARE AFTER EXTRAORDINARY ITEM
         Basic .................................    $      0.67     $      0.17
         Diluted ...............................    $      0.63     $      0.16

WEIGHTED AVERAGE SHARES OUTSTANDING:
         Basic .................................        131,220         122,128
         Diluted ...............................        145,194         124,313

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                  NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                -----------------------
                                                                                  2001          2000
                                                                                ---------     ---------
OPERATING ACTIVITIES
     Net earnings ..........................................................    $  88,076     $  20,494
     Adjustments to reconcile net earnings to net
        cash provided by operating activities -
         Depreciation and amortization .....................................      147,509       128,155
         Discount amortization on zero coupon debentures ...................        8,163         7,740
         Gain on sale of assets ............................................         (739)       (2,961)
         Deferred tax provision ............................................       15,595         4,351
         Minority interest .................................................       10,857         8,812
         Changes in assets and liabilities, net of effects of acquisitions -
              Trade receivables ............................................      (85,480)      (73,467)
              Parts and supplies ...........................................       (2,687)       (4,765)
              Other current assets .........................................      (48,522)       20,134
              Other assets .................................................       19,890        (7,947)
              Accounts payable .............................................       (6,570)         (347)
              Accrued expenses .............................................       72,303        15,927
              Other liabilities ............................................       15,277        10,293
                                                                                ---------     ---------
                  Net cash provided by operating activities ................      233,672       126,419
                                                                                ---------     ---------

INVESTING ACTIVITIES
     Purchase of net assets of acquired entities, less cash acquired .......       (8,934)      (45,755)
     Purchases of property and equipment ...................................     (219,010)     (148,375)
     Proceeds from sales of property and equipment .........................        1,445         4,201
     Investments in and advances to affiliates .............................      (17,329)       (3,000)
     Proceeds from sales of short-term investments .........................           --        72,931
     Purchases of short-term investments ...................................           --       (30,054)
                                                                                ---------     ---------
                  Net cash used in investing activities ....................     (243,828)     (150,052)
                                                                                ---------     ---------

FINANCING ACTIVITIES
     Proceeds from issuance of common stock ................................       62,000       125,283
     Proceeds from exercise of stock options ...............................        7,508         7,425
     Proceeds from issuance of convertible senior debentures, net ..........      254,500            --
     Proceeds from debt borrowings .........................................       71,266        54,047
     Reduction of debt .....................................................     (351,736)     (144,808)
                                                                                ---------     ---------
                  Net cash provided by financing activities ................       43,538        41,947
                                                                                ---------     ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..................................       33,382        18,314
CASH AND CASH EQUIVALENTS, beginning of period .............................      127,678       116,291
                                                                                ---------     ---------

CASH AND CASH EQUIVALENTS, end of period ...................................    $ 161,060     $ 134,605
                                                                                =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION
     Capital expenditures in accounts payable ..............................    $  42,606     $  14,360

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

         In September 2001, the mergers of Pride International, Inc. (the "Company" or "Pride"), Marine Drilling Companies, Inc. ("Marine") and related entities were completed. The mergers included a change in the Company's state of incorporation from Louisiana to Delaware. The merger of Marine into a wholly owned subsidiary of Pride was accounted for as a pooling-of-interests for accounting and financial reporting purposes. Under this method of accounting, the recorded historical carrying amounts of the assets and liabilities of Pride and Marine are carried forward to the financial statements of the combined company at recorded amounts, results of operations of the combined company include the income and expenses of Pride and Marine for the entire fiscal period in which the combination occurred and the historical results of operations of the separate companies for fiscal periods prior to the mergers are combined and reported as the results of operations of the combined company. The results of operations of Pride and Marine for periods prior to the consummation of the merger that are included in the combined Company's recorded amounts are:


                                       SIX MONTHS ENDED JUNE 30, 2001
                                      --------------------------------
                                        Pride      Marine     Combined
                                      --------    --------    --------
(IN THOUSANDS)
Revenues .........................    $561,414    $182,639    $744,053
Net earnings .....................    $ 30,071    $ 52,562    $ 82,633



                                     NINE MONTHS ENDED SEPTEMBER 30, 2000
                                     ------------------------------------
                                        Pride        Marine      Combined
                                      --------      --------     --------
(IN THOUSANDS)
Revenues .........................    $ 626,957     $ 183,949    $ 810,906
Net earnings (loss) ..............    $  (7,795)    $  28,289    $  20,494

         These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Pride and Marine included in their respective Annual Reports on Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

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

                            PRIDE INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


2.   LONG-TERM DEBT

         Long-term debt as of September 30, 2001 and December 31, 2000 consisted of the following:


                                                                         SEPTEMBER 30, DECEMBER 31,
                                                                              2001        2000
                                                                          ----------    ----------
                                                                               (IN THOUSANDS)
9 3/8% Senior Notes due 2007 .........................................    $  325,000    $  325,000
10% Senior Notes due 2009 ............................................       200,000       200,000
Drillship loans ......................................................       301,932       351,826
Semisubmersible construction loans ...................................       237,524            --
Zero Coupon Convertible Senior Debentures Due 2021 ...................       266,901            --
Zero Coupon Convertible Subordinated Debentures Due 2018 .............       214,303       226,861
Senior convertible notes payable .....................................        85,853        21,250
Limited-recourse collateralized term loans ...........................        17,689        21,736
Note payable to seller ...............................................        13,723        20,222
Other notes payable ..................................................         1,258        13,029
Credit facilities ....................................................        30,000       125,000
                                                                          ----------    ----------
                                                                           1,694,183     1,304,924
Current portion of long-term debt ....................................        86,446        85,286
                                                                          ----------    ----------
Long-term debt, net of current portion ...............................    $1,607,737    $1,219,638
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

         In July 2001, the Company entered into a credit agreement with a group of foreign banks to provide loans totaling up to $250 million to refinance the construction loans for the Pride Carlos Walter and Pride Brazil. Borrowings under the new facility will bear interest at rates based on LIBOR plus an applicable margin of 1.50% to 1.85%. Principal and interest are payable semi-annually from March 2002 through 2008. Funding under the new facility and repayment of the construction loans (which currently bear interest at 11% per annum) was completed in November 2001. As a condition of the new facility, the Company entered into interest rate swap agreements, effectively fixing the respective interest rates from March 2002 through 2006. Such swap agreements are not considered derivatives, as the swap agreements were required by the lenders under the facility agreement and the interest rates on the swap agreements are clearly and closely related to the interest rates provided for in the agreement. The new loans are secured by, among other things, a first priority mortgage on the drilling rigs and assignment of the charters for the rigs.

                            PRIDE INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         In January 2001, the Company completed a public sale of Zero Coupon Convertible Senior Debentures with a face amount of $431.5 million. The net proceeds to the Company in connection with the sale, after deducting underwriting discounts and offering expenses totaling $8.0 million, amounted to approximately $254.5 million. The issue price of $608.41 for each debenture represents a yield to maturity of 2.50% per annum (computed on a semiannual bond equivalent basis) calculated from the issue date. The difference between the issue price and face amount of the debentures is recorded as a discount and amortized to interest expense on a straight-line basis over the term of the debentures. The debentures, which mature on January 16, 2021, are convertible into a total of approximately 9.4 million shares of common stock of the Company (equal to a conversion rate of 21.729 shares of common stock per $1,000 principal amount at maturity). The Company will become obligated to purchase the debentures, at the option of the holders, in whole or in part, on January 16, 2003, 2005, 2007, 2009 and 2016 at a price per debenture equal to the issue price plus accrued original issue discount to the relevant purchase date. On or subsequent to January 16, 2004, the debentures are redeemable at the option of the Company, in whole or in part, for cash at a price equal to the issue price plus accrued original issue discount to the date of redemption. The debentures, like certain of the Company's other long-term debt instruments, contain provisions that limit the ability of the Company and its subsidiaries, with certain exceptions, to pay dividends or make other restricted payments; incur additional debt or issue preferred stock; create or permit to exist liens; incur dividend or other payment restrictions affecting subsidiaries; consolidate, merge or transfer all or substantially all of its assets; sell assets; enter into transactions with affiliates and engage in sale and leaseback transactions.

         In September 2001, the Company purchased on the open market and then extinguished $45.0 million principal amount at maturity of its Zero Coupon Convertible Subordinated Debentures. The purchase price was $19.4 million and the accreted value, less offering costs, was $20.3 million, resulting in an extraordinary gain after estimated income taxes of $564,000.

         The Company currently has senior bank credit facilities with domestic and foreign banks that provide aggregate availability of up to $322.6 million. The credit facilities terminate between January 2002 and June 2005. Borrowings under each of the credit facilities bear interest at variable rates based on LIBOR plus a spread ranging from 0.50% to 2.50%. As of September 30, 2001, there was $30 million outstanding under these credit facilities.

         The Company has a senior secured credit facility with a U.S. bank under which up to $15 million of letters of credit may be issued. Outstanding letters of credit issued under this credit facility are secured by the Company's cash and cash equivalents maintained at such bank. The letter of credit facility expires in March 2003. As of September 30, 2001, there were $12.6 million of letters of credit issued under this credit facility.

         As of September 30, 2001, $48.4 million of the Company's cash balances, which amount is included in cash and cash equivalents, consists of funds held in trust in connection with the drillship loans and the limited-recourse collateralized term loans and, accordingly, is not available for use by the Company.

3.   INCOME TAXES

         The Company's consolidated effective income tax rate for the three months and nine months ended September 30, 2001 was 55.6% and 33.1%, respectively, as compared to 36.3% and 36.9% for the corresponding periods in 2000. The increase in the effective tax rate for the three months ended September 30, 2001 resulted primarily from the estimated non-deductibility for U.S. federal income tax purposes of a substantial portion of the pooling and merger costs incurred in connection with the Marine merger. The effective income tax rate for the nine months ended September 30, 2001 decreased to 33.1% from 36.9% in the corresponding period in 2000, primarily as a result of increased income in foreign jurisdictions with low or zero effective tax rates.

                            PRIDE INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




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

         The following table presents information necessary to calculate basic and diluted net earnings per share:




                                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                        ---------    ---------    ---------     ---------
                                                          2001         2000         2001         2000
                                                        ---------    ---------    ---------     ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net earnings before extraordinary item .............    $   4,879    $  16,727    $  87,512     $  20,494
Extraordinary item, net ............................          564           --          564            --
                                                        ---------    ---------    ---------     ---------
Net earnings after extraordinary item ..............        5,443       16,727       88,076        20,494
Interest expense on convertible debentures and notes           --           --        6,235            --
Income tax effect ..................................           --           --       (2,182)           --
                                                        ---------    ---------    ---------     ---------
     Adjusted net earnings after extraordinary item     $   5,443    $  16,727    $  92,129     $  20,494
                                                        =========    =========    =========     =========

Weighted average number of common shares outstanding      132,790      124,225      131,220       122,128
Convertible debentures and notes ...................           --           --       11,958            --
Stock options and warrants .........................        1,075        3,433        2,016         2,185
                                                        ---------    ---------    ---------     ---------
     Adjusted weighted average shares outstanding ..      133,865      127,658      145,194       124,313
                                                        =========    =========    =========     =========

Net earnings per share before extraordinary item
     Basic net earnings per share ..................    $    0.04    $    0.13    $    0.67     $    0.17
     Diluted net earnings per share ................    $    0.04    $    0.13    $    0.63     $    0.16

Net earnings per share after extraordinary item
     Basic net earnings per share ..................    $    0.04    $    0.13    $    0.67     $    0.17
     Diluted net earnings per share ................    $    0.04    $    0.13    $    0.63     $    0.16

         The calculation of diluted weighted average shares outstanding for the three months ended September 30, 2001 and 2000 excludes 26.2 million and 6.5 million common shares, respectively, issuable pursuant to outstanding options, convertible debentures and notes, because their effect was antidilutive. For the nine months ended September 30, 2001 and 2000, 9.8 million and 7.6 million common shares, respectively, were excluded in the calculation of diluted weighted average shares outstanding.

5.       SHAREHOLDERS' EQUITY

         During the nine months ended September 30, 2001, the Company sold approximately 2.6 million shares of common stock under its Direct Stock Purchase Plan for net proceeds of $62.0 million.

         In connection with the mergers described in Note 6, all treasury stock was canceled and restrictions on outstanding restricted stock grants were lifted.

6.       MERGERS

         In September 2001, Marine was merged into a wholly owned subsidiary of the Company in a tax-free exchange of Marine common stock for common stock of the Company on a one-for-one basis. Immediately thereafter, the Company completed a second merger in which the Company changed its state of incorporation from Louisiana to Delaware. The merger of Marine into the Company's wholly owned subsidiary was accounted for as a pooling-of-interests for accounting and financial reporting purposes.

                            PRIDE INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


7.       ACQUISITIONS

         In February 2001, the Company completed the acquisition of a second-generation semisubmersible drilling rig (now the Pride North Sea) and a third-generation semisubmersible drilling rig (now the Pride Venezuela) located in the North Sea for $44.7 million in cash and 3.0 million shares of the Company's common stock valued at $78.9 million. The Pride Venezuela was under charter to an affiliate of the seller through October 2001 and is now being prepared for a contract with a minimum term of one year in Venezuela. The Pride North Sea was refurbished prior to commencing operations in July 2001 in the Irish Sea, and is now being prepared for a contract in the United Kingdom sector of the North Sea.

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

         In July 2001, the Company acquired all the outstanding capital stock of Almeria Austral S.A. and an affiliate ("Almeria") for aggregate consideration of $48 million. Almeria operates 12 land drilling rigs in Argentina and two land drilling rigs in Venezuela.

         Each of the acquisitions discussed above was recorded using the purchase method of accounting. The operating results of each acquisition have been included in the Company's consolidated results of operations from the date of the acquisition.

8.       COMMITMENTS AND CONTINGENCIES

         The Company and a number of other offshore drilling contractors with operations in the Gulf of Mexico are defendants in a lawsuit in the U.S. District Court of the Southern District of Texas entitled Verdin v. R&B Falcon Drilling USA, Inc. The plaintiff, who purports to be an "offshore worker" previously employed by R&B Falcon Drilling USA, has alleged that the defendants engaged in a conspiracy to depress wages and benefits paid to the defendants' offshore employees in violation of federal and state antitrust laws. The Company vigorously denies these allegations; however, it has agreed to participate in a settlement, subject to certification of a settlement class by the court and the satisfaction of other conditions. In June 2001, the Company recognized a $5.1 million charge for the portion of its share of the settlement amount that is not within the policy limits of its insurance. The Company's insurance carrier has not yet agreed to pay the remaining amount. The court has given preliminary approval to the settlement, which cannot become final until all members of the proposed class of plaintiffs (approximately 80,000 individuals) have been given notice and an opportunity to opt out of the settlement. Based on these and other procedural requirements, it is not expected that the court will be in a position to enter a final order until the second quarter of 2002. The Company does not believe the settlement will have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

9.       INVESTMENT IN AMETHYST JOINT VENTURE

         The Company has a 26.4% equity interest in a joint venture company that is constructing two dynamically-positioned, deepwater semisubmersible drilling rigs, yet to be named and currently referred to as the Amethyst 4 and Amethyst
5. In April 2001, the builder of these rigs, Friede Goldman Halter, Inc. ("FGH"), filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and requested the Bankruptcy Court to reject the construction contracts. In July 2001, the Bankruptcy Court officially rejected the construction contracts. To ensure completion of construction under the shipbuilding contracts for the Amethyst 4 and Amethyst 5, FGH posted performance bonds totaling $175 million. The surety has commenced funding the cost of completing the rigs under its obligations. Currently, a limited scope of work is continuing on the rigs at FGH to prepare them for transit to other shipyards while bids are being obtained for completion of the construction of the rigs. The Company anticipates that the construction of the rigs will be completed in the first quarter of 2003. The joint venture company has financed 87.5% of the cost of construction of these rigs through credit facilities, with repayment of the borrowings under those facilities guaranteed by the United States Maritime Administration ("MARAD"). Advances under the credit facilities are being provided without recourse to any of the joint venture owners. The remaining 12.5% of the cost of construction is being provided by the joint venture company from equity contributions that have been made by the joint venture partners. Through September 30, 2001, the Company's equity contributions to the joint venture totaled $26.1 million, including capitalized interest of $4.5 million. In the opinion of management, the performance and payment bonds issued by the surety on behalf of FGH, together with additional draws under the MARAD-guaranteed credit facilities, will provide sufficient funds to complete the Amethyst 4 and Amethyst 5 without requiring additional contributions by the joint venture partners.

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

                            PRIDE INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The forward exchange contracts and option contracts have not been designated as hedging instruments under the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The net realized and unrealized gains on all forward and option contracts, included in other income (expense) during the three months and nine months ended September 30, 2001, were approximately $3.2 million and $0.9 million, respectively.

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

11. SEGMENT INFORMATION

         The following table sets forth selected consolidated financial information of the Company by operating segment for the periods indicated.


                                    THREE MONTHS ENDED SEPTEMBER 30,                   NINE MONTHS ENDED SEPTEMBER 30,
                             ---------------------------------------------     ---------------------------------------------
                                      2001                    2000                     2001                     2000
                             --------------------     --------------------     --------------------     --------------------
                                                          (IN MILLIONS, EXCEPT PERCENTAGES)
Revenue:
  United States offshore     $  108.2        26.6%    $   90.9        29.9%    $  365.5        31.8%    $  220.0        27.1%
  International offshore        139.3        34.3         98.0        32.2        350.7        30.5        290.9        35.9
  International land ....       121.8        30.0         88.9        29.2        327.0        28.4        245.6        30.3
  E&P services ..........        37.0         9.1         26.5         8.7        107.1         9.3         54.4         6.7
                             --------    --------     --------    --------     --------    --------     --------    --------
    Total revenue .......       406.3       100.0        304.3       100.0      1,150.3       100.0        810.9       100.0
                             --------    --------     --------    --------     --------    --------     --------    --------

Operating Costs:
  United States offshore         57.8        23.2         48.3        26.9        171.3        25.6        131.7        26.3
  International offshore         74.5        29.9         47.9        26.6        188.7        28.2        147.0        29.3
  International land ....        87.6        35.2         64.3        35.8        228.8        34.2        183.1        36.5
  E&P services ..........        29.1        11.7         19.2        10.7         80.9        12.0         39.3         7.9
                             --------    --------     --------    --------     --------    --------     --------    --------
    Total operating costs       249.0       100.0        179.7       100.0        669.7       100.0        501.1       100.0
                             --------    --------     --------    --------     --------    --------     --------    --------

Gross Margin: ...........                                                                                                  .
  United States offshore         50.4        32.0         42.6        34.2        194.2        40.4         88.3        28.5
  International offshore         64.8        41.2         50.1        40.2        162.0        33.7        143.9        46.4
  International land ....        34.2        21.8         24.6        19.7         98.2        20.4         62.5        20.2
  E&P services ..........         7.9         5.0          7.3         5.9         26.2         5.5         15.1         4.9
                             --------    --------     --------    --------     --------    --------     --------    --------
    Total gross margin ..    $  157.3       100.0%    $  124.6       100.0%    $  480.6       100.0%    $  309.8       100.0%
                             ========    ========     ========    ========     ========    ========     ========    ========

     Significant Customers

         Two customers accounted for approximately $90.9 million, or 22.4%, of consolidated revenue for the three months ended September 30, 2001. Of this amount, $43.8 million and $47.1 million were attributable to the Company's international offshore and international land operations, respectively. Two customers accounted for approximately $264.8 million, or 23.0%, of consolidated revenue for the nine months ended September 30, 2001. Of this amount, $131.4 million and $133.4 million were attributable to the Company's international offshore and international land operations, respectively.

                            PRIDE INTERNATIONAL, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



12.  NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141, which is applicable to all business combinations initiated after June 30, 2001, prohibits the use of pooling-of-interests method of accounting for business combinations and provides a new definition of intangible assets.

         SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recognized on the Company's balance sheet at that date, regardless of when the assets were initially recognized. The Company recognized goodwill amortization expense of $0.9 million and $2.8 million for the three month and nine month periods ended September 30, 2001. Such amortization will not be recorded after the adoption of SFAS No. 142. The Company is currently evaluating the effect of SFAS No. 142 relating to the annual impairment review of goodwill.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 with early adoption encouraged. The Company has not adopted SFAS No. 143 and is currently evaluating its provisions.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 with earlier application encouraged. The Company has not adopted SFAS No. 144 and is currently evaluating its provisions.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Pride International, Inc.:

         We have reviewed the accompanying consolidated balance sheet of Pride International, Inc. as of September 30, 2001, and the related consolidated statement of operations for each of the three-month and nine-month periods ended September 30, 2001 and 2000, and the related consolidated statement of cash flows for the nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

         The consolidated financial statements give retroactive effect to the merger of Marine Drilling Companies, Inc. on September 13, 2001 in a transaction accounted for as a pooling of interests, as described in Note 1 to the consolidated financial statements. We did not review the financial statements of Marine Drilling Companies, Inc., whose total assets as of December 31, 2000 and whose revenue for the three-month and nine-month periods ended September 30, 2000 constituted 20 percent, 24 percent and 23 percent, respectively, of related consolidated totals. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Marine Drilling Companies, Inc., is based solely on the report of the other auditors.

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

         Based on our review and the report of the other accountants, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

         We have previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, shareholder's equity, and cash flows for the year then ended (not presented herein) prior to their restatement for the 2001 pooling of interests, and in our report dated March 26, 2001, we expressed an unqualified opinion on those consolidated financial statements. Separate financial statements of Marine Drilling Companies, Inc., included in the 2000 restated consolidated balance sheet, were audited and reported on separately by other auditors. We audited the combination of the accompanying consolidated statements of income and cash flows for the year ended December 31, 2000, after restatement for the 2001 pooling of interests. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000 is fairly stated in all material respects in relation to the restated consolidated balance sheet from which it has been derived.


                                   PricewaterhouseCoopers LLP


Houston, Texas
November 12, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements as of September 30, 2001 and for the three month and nine month periods ended September 30, 2001 and 2000 included elsewhere herein, and with the separate Annual Reports of Pride and Marine Drilling Companies, Inc. on Form 10-K for the year ended December 31, 2000. The following information contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.

GENERAL

         Pride is a leading international provider of contract drilling and related services, operating both offshore and on land. Currently, we operate a global fleet of 337 rigs, including two ultra-deepwater drillships, 11 semisubmersible rigs, 35 jackup rigs, 29 tender-assisted, barge, and platform rigs and 260 land-based drilling and workover rigs. We operate in more than 20 countries and marine provinces. The significant diversity of our rig fleet and areas of operations enables us to provide a broad range of services and to take advantage of market upturns while reducing our exposure to sharp downturns in any particular market sector or geographic region.

         Since mid-1999, we have increased the size of our fleet capable of drilling in deeper waters. We have a 51% ownership interest in and operate two ultra-deepwater drillships, the Pride Africa and the Pride Angola, that were placed in service in October 1999 and May 2000, respectively. In February 2001, we purchased two semisubmersible drilling rigs located in the North Sea, now the Pride Venezuela and the Pride North Sea. The Pride Venezuela was under charter to an affiliate of the seller through October 2001 and is now being prepared for a contract with a minimum term of one year in Venezuela. The Pride North Sea was refurbished prior to commencing operations in July 2001 in the Irish Sea and is now being prepared for a contract in the United Kingdom sector of the North Sea.

         In March 2001, we increased our ownership from 26.4% to 100% in two newly built, dynamically-positioned, deepwater semisubmersible drilling rigs, the Pride Carlos Walter and the Pride Brazil. The Pride Carlos Walter and Pride Brazil commenced operations in Brazil in June and July 2001, respectively, working under five-year charter and service rendering contracts.

         In July 2001, we acquired all the outstanding capital stock of Almeria Austral S.A. and an affiliate ("Almeria") for aggregate consideration of $48 million. Almeria operates 12 land drilling rigs in Argentina and two land drilling rigs in Venezuela.

         In September 2001, we completed a merger with Marine in a stock for stock transaction that created one of the world's largest offshore drilling contractors. Marine owned and operated a fleet of 17 offshore drilling rigs consisting of 15 jackup units and two semisubmersible units. Additionally, Marine owned one jackup rig configured as an accommodation unit. Currently, 15 of these rigs are located in the U.S. Gulf of Mexico, and the three remaining rigs are in Southeast Asia, the North Sea and India. The combination with Marine presents an opportunity for deleveraging our consolidated balance sheet and, at the same time, is expected to significantly enhance our competitive position in the Gulf of Mexico jackup rig market and elsewhere. The merger with Marine was followed by a merger that changed our state of incorporation from Louisiana to Delaware.

         The merger with Marine was accounted for as a pooling-of-interests for accounting and financial reporting purposes and, accordingly, the results of operations for each of the periods discussed below are presented on a consolidated basis, as if the merger had been completed on the first day of each period.

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

         Prices for oil and natural gas increased during 2000 and early 2001 and had a favorable impact on utilization, dayrates and demand for our services. Our financial results benefited from the strength of the global drilling market. From mid-year 2001, increasing inventories of natural gas and slowing demand in the North America market have reduced U.S. natural gas prices, resulting in a significant decrease in activity levels and dayrates for jackup rigs in the Gulf of Mexico. Currently, 17 out of our total fleet of 27 jackups located in the Gulf of Mexico are stacked or undergoing shipyard work, and the ten active jackup rigs are working at an average rate of $29,250 per day. Relatively strong oil prices have driven increased capital spending by large multinational and national oil companies resulting in high utilization and dayrates for offshore and land drilling rigs in international markets.

RESULTS OF OPERATIONS

         We have presented in the following table selected consolidated financial and operational information by operating segment for the periods indicated.


                                         THREE MONTHS ENDED SEPTEMBER 30,                      NINE MONTHS ENDED SEPTEMBER 30,
                                --------------------------------------------------    ---------------------------------------------
                                         2001                        2000                     2001                    2000
                                ----------------------     -----------------------    ---------------------    --------------------
                                                                         (DOLLARS IN MILLIONS)
Revenue:
  United States offshore ...    $   108.2         26.6%    $    90.9          29.9%   $   365.5        31.8%   $   220.0       27.1%
  International offshore ...        139.3         34.3          98.0          32.2        350.7        30.5        290.9       35.9
  International land .......        121.8         30.0          88.9          29.2        327.0        28.4        245.6       30.3
  E&P services .............         37.0          9.1          26.5           8.7        107.1         9.3         54.4        6.7
                                ---------    ---------     ---------     ---------    ---------   ---------    ---------  ---------
    Total revenue ..........        406.3        100.0         304.3         100.0      1,150.3       100.0        810.9      100.0
                                ---------    ---------     ---------     ---------    ---------   ---------    ---------  ---------

Operating Costs:
  United States offshore ...         57.8         23.2          48.3          26.9        171.3        25.6        131.7       26.3
  International offshore ...         74.5         29.9          47.9          26.6        188.7        28.2        147.0       29.3
  International land .......         87.6         35.2          64.3          35.8        228.8        34.2        183.1       36.5
  E&P services .............         29.1         11.7          19.2          10.7         80.9        12.0         39.3        7.9
                                ---------    ---------     ---------     ---------    ---------   ---------    ---------  ---------
    Total operating costs ..        249.0        100.0         179.7         100.0        669.7       100.0        501.1      100.0
                                ---------    ---------     ---------     ---------    ---------   ---------    ---------  ---------

Gross Margin:
  United States offshore ...         50.4         32.0          42.6          34.2        194.2        40.4         88.3       28.5
  International offshore ...         64.8         41.2          50.1          40.2        162.0        33.7        143.9       46.4
  International land .......         34.2         21.8          24.6          19.7         98.2        20.4         62.5       20.2
  E&P services .............          7.9          5.0           7.3           5.9         26.2         5.5         15.1        4.9
                                ---------    ---------     ---------     ---------    ---------   ---------    ---------  ---------
    Total gross margin .....    $   157.3        100.0%    $   124.6         100.0%   $   480.6       100.0%   $   309.8      100.0%
                                =========    =========     =========     =========    =========   =========    =========  =========

Days Worked:
  United States offshore ...        2,721                      3,048                      9,331                    8,088
  International offshore ...        2,208                      1,392                      5,457                    4,155
  International land .......       13,840                     12,305                     39,373                   33,635

Utilization:
  United States offshore ...           71%                       82%                         82%                      75%
  International offshore ...           91%                       63%                         84%                      61%
  International land .......           80%                       75%                         79%                      63%

     Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000.

         Revenues. Revenues for the three months ended September 30, 2001 increased by $102 million, or 33.5%, as compared with the corresponding period in 2000 with increases in each of our operating segments.

         United States offshore revenues for the three months ended September 30, 2001 increased by $17.3 million, or 19.0%, as compared with the corresponding quarter in 2000 due to increases in average day rates and an increase in the number of available rigs due to the completion of upgrades of five jackup and platform rigs, partially offset by a decline in average utilization rates. Average day rates for our Gulf of Mexico jackup and platform rig fleets averaged $42,000 and $19,800 per day during the quarter ended September 30, 2001, as compared with $30,600 and $15,200 for the third quarter of 2000. Additionally, rates for the Pride North America semisubmersible rig increased by approximately $9,000 per day due to contractual rate adjustments. Average utilization of our Gulf of Mexico jackup and platform rig fleets fell from 95% and 59%, respectively, in the third quarter of 2000 to 80% and 53% in the third quarter of 2001.

         International offshore revenues increased by $41.3 million, or 42.1%, for the three months ended September 30, 2001 as compared with the corresponding period in 2000, principally due to revenues from newly constructed and recently acquired rigs and to increased utilization of existing rigs. Revenues from the newly constructed semisubmersible rigs, the Pride Carlos Walter and the Pride Brazil, totaled $18.3 million in the third quarter of 2001 and revenues from the Pride Venezuela and the Pride North Sea semisubmersible rigs, which were acquired in February 2001, totaled $8.0 million in the quarter. The Pride South Seas, Pride Rotterdam, Al Baraka 1, Piranha and Pride Montana rigs, which were being upgraded or mobilizing to new areas during the third quarter of 2000, generated approximately $19.0 million of revenues in the third quarter of 2001.

         Revenues from international land operations increased by $32.9 million, or 37.0%, in the three months ended September 30, 2001 as compared with the corresponding period in 2000, principally due to $7.0 million of revenue from 14 newly acquired land rigs in Argentina and Venezuela and to increased day rates and utilization of our other rigs in South America.

         Revenues from E&P services increased by 39.6% to $37.0 million in the quarter ended September 30, 2001 from $26.5 million for the corresponding quarter in 2000 as a result of an increase in integrated project management services and coiled tubing drilling.

         Operating Costs. Operating costs for the quarter ended September 30, 2001 were $69.3 million, or 38.6%, higher than in the corresponding period of 2000. The increase was principally due to costs related to the newly acquired or constructed semisubmersible and land rigs, to increased costs of rigs that operated during the quarter ended September 30, 2001 that were being upgraded or were stacked during the corresponding period in 2000 and to costs in the E&P division associated with the expansion of integrated project management services and coiled tubing drilling.

         Depreciation and Amortization. Depreciation expense increased by $4.4 million, or 9.6%, in the quarter ended September 30, 2001 as compared with the corresponding period in 2000, due to incremental depreciation recorded on newly acquired and constructed rigs and to depreciation of the costs associated with significant rig refurbishments and upgrades. This increase was partially offset by the impact of a reassessment of residual values and estimated remaining useful lives of certain rigs.

         Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2001 increased by $1.5 million, or 6.0%, as compared to the corresponding period in 2000 primarily due to the July 2001 acquisition of Almeria. As a percentage of revenue, selling, general and administrative expenses decreased from 8.1% for the third quarter of 2000 to 6.4% for the third quarter of 2001.

         Pooling and Merger Costs. Costs totaling $35.8 million were incurred in connection with the merger with Marine in September 2001. The costs consisted primarily of investment advisory, legal and other professional fees for a total of approximately $24.4 million and costs associated with the closure of duplicate office facilities and employee termination costs.

         Other Income (Expense). Other expense for the three months ended September 30, 2001 increased by $6.2 million as compared to the corresponding period in 2000. Interest expense increased by $5.6 million principally due to interest on indebtedness added in the acquisition of the interests that it did not previously own in the joint venture that constructed the Pride Carlos Walter and Pride Brazil and interest on construction financing for the rigs that had been capitalized during their construction. These increases in interest expense were partially offset by the impact of a reduction in interest rates on floating rate debt. Other, net in the quarter ended September 30, 2001 principally comprised net unrealized foreign exchange gains. Other, net in the corresponding period in 2000 included a gain from settlement of a lawsuit, partially offset by losses on foreign currency exchange contracts.

         Income Tax Provision. For the three months ended September 30, 2001, the effective income tax rate increased to 55.6% from 36.3% in the corresponding period in 2000, as a substantial portion of the pooling and merger costs incurred in the three months ended September 30, 2001 are estimated to be non-deductible for U.S. federal income tax purposes. Exclusive of such pooling and merger costs, the effective tax rate would have been approximately 29.8% primarily as a result of increased income in foreign jurisdictions with low or zero effective tax rates.

         Extraordinary Item. The extraordinary gain of $564,000 after estimated income taxes in the three month period ended September 30, 2001 related to the early extinguishment of approximately $20.7 million accreted value of our Zero Coupon Convertible Subordinated Debentures due 2018.

     Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000.

         Revenue. Revenues for the nine months ended September 30, 2001 increased by $339.4 million, or 41.9%, from the corresponding period in 2000.

         United States offshore revenues increased by $145.5 million, or 66.1%, from $220.0 million for the nine months ended September 30, 2000 to $365.5 million for the nine months ended September 30, 2001, principally due to an increase in average day rates and utilization for our Gulf of Mexico jackup and platform rig fleets. Average day rates for our jackup rigs increased by 61%, from $26,100 to $41,900, and for our platform rigs by 37%, from $13,900 to $19,000. Average utilization rates for our jackup and platform rigs increased to 92% and 62%, respectively, for the nine months ended September 30, 2001, from 88% and 52% for the corresponding period in 2000.

         International offshore revenues increased by $59.8 million, or 20.6%, for the nine months ended September 30, 2001, as compared with the corresponding period in 2000. The increase was principally due to revenues from newly constructed and recently acquired rigs, full-period operations in 2001 for the drillship the Pride Angola and to increased utilization of other rigs. Revenues from the Pride Carlos Walter and the Pride Brazil semisubmersible rigs which entered into service in June and July 2001, respectively, totaled $19.1 million in the nine months ended September 30, 2001 and revenues from the Pride Venezuela and the Pride North Sea semisubmersible rigs, which were acquired in February 2001, totaled $12.9 million. Revenues from the Pride Angola, which commenced operations in May 2000, totaled $47.9 million in the nine months ended September 30, 2001 compared to $31.7 million in the corresponding period in 2000.

         Revenues from international land operations increased by $81.4 million, or 33.1%, from $245.6 million in the nine months ended September 20, 2000 to $327.0 million in the nine months ended September 30, 2001, as a result of increased day rates and utilization for our rigs in South America and the acquisition of Almeria in July 2001.

         Revenues from E&P services increased by $52.7 million, or 96.9%, in the nine-month period ended September 30, 2001, as compared with the corresponding period in 2000, due to a full nine months of operations in 2001 as compared with only six months activity in 2000, following the acquisition of the division in April of that year, and to an increase in revenues from integrated project management services and coiled tubing drilling.

         Operating Costs. Operating costs for the nine months ended September 30, 2001 were $168.6 million, or 33.6%, higher than in the corresponding period of 2000. The increase was principally due to costs related to the newly acquired or constructed semisubmersible rigs, to increased costs of rigs that operated during the nine months ended September 30, 2001 that were being upgraded or were stacked in 2000, to costs for a full period in the E&P division as compared with a partial period in 2000 and to costs associated with integrated project management services and coiled tubing drilling.

         Depreciation and Amortization. Depreciation expense increased by $19.4 million, or 15.1%, in the nine months ended September 30, 2001 as compared with the corresponding period in 2000, due to incremental depreciation recorded on newly acquired and constructed rigs and to depreciation of the costs associated with significant rig refurbishments and upgrades. This increase was partially offset by the impact of a reassessment of residual values and estimated remaining useful lives of certain rigs as of July 1, 2001.

         Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2001 increased by $6.5 million, or 9.4%, as compared with the corresponding period in 2000, primarily due to a full nine months of expenses for our E&P services division as compared with six months of expenses in 2000 and the July 2001 acquisition of Almeria. As a percentage of revenues, selling, general and administrative expenses decreased from 8.5% in the first nine months of 2000 to 6.6% in the corresponding period of 2001.

         Pooling and Merger Costs. Costs totaling $35.8 million were incurred in connection with the merger with Marine in September 2001. The costs consisted primarily of investment advisory, legal and other professional fees for a total of approximately $24.4 million and costs associated with the closure of duplicate office facilities and employee termination costs.

         Other Income (Expense). Other expenses for the nine months ended September 30, 2001 increased by $8.7 million as compared with the nine months ended September 30, 2000. Interest expense increased by $6.0 million, principally due to interest on indebtedness added in the acquisition of the interests that it did not previously own in the joint venture that constructed the Pride Carlos Walter and Pride Brazil and interest on construction financing for the rigs that had been capitalized during their construction. The increase in interest expense was partially offset by the impact of a reduction in interest rates on floating rate debt. Other, net in the nine-month period ended September 30, 2001 was principally comprised of net unrealized foreign exchange losses, a $5.1 million charge for the settlement of a wage related antitrust lawsuit and a gain from the sale of drill pipe. Other, net in the corresponding period in 2000 included a gain from settlement of a lawsuit, partially offset by losses on foreign currency exchange contracts.

         Income Tax Provision. The effective income tax rate for the nine months ended September 30, 2001 decreased to 33.1% of consolidated earnings before income taxes from 36.9% in the corresponding period in 2000, principally as a result of increased income in foreign jurisdictions with low or zero effective tax rates. The decrease was partially offset as a substantial portion of the pooling and merger costs incurred are estimated to be non-deductible for U.S. federal income tax purposes. Exclusive of such pooling and merger costs, the effective tax rate would have been approximately 29.8%.

LIQUIDITY AND CAPITAL RESOURCES

         We had net working capital of $147.5 million and $125.4 million as of September 30, 2001 and December 31, 2000, respectively. Our current ratio, the ratio of current assets to current liabilities, was 1.3 at both September 30, 2001 and December 31, 2000. The increase in net working capital was attributable primarily to net cash provided by financing activities of $43.5 million during the nine months ended September 30, 2001.

         During the nine months ended September 30, 2001, our additions to property and equipment consisted of $442.9 million for the acquisition of the ownership interests we did not already own in the Pride Carlos Walter and Pride Brazil, $123.6 million for the purchase of the Pride Venezuela and Pride North Sea, $44.8 million for the construction of five mobile land rigs which are due to commence operations in Chad late 2001 and early 2002, $93.1 million for certain reactivation, refurbishment and upgrade expenditures, approximately $68.9 million for other enhancement and sustaining capital projects and $48.0 million for the acquisition of 14 land rigs and facilities in South America. We expect to spend approximately $15 to $25 million during the remainder of 2001 for enhancements and sustaining capital projects.

         In February 2001, we completed the acquisition of a second-generation semisubmersible drilling rig (now the Pride North Sea) and a third-generation semisubmersible drilling rig (now the Pride Venezuela) located in the North Sea for $44.7 million in cash and 3.0 million shares of our common stock valued at $78.9 million.

         In March 2001, we increased from 26.4% to 100% our ownership in a joint venture that recently constructed two dynamically-positioned, deepwater semisubmersible drilling rigs. The Pride Carlos Walter commenced operations in June 2001, and the Pride Brazil commenced operations in July 2001. These rigs are operating for Petroleo Brasilerio

S.A. ("Petrobras") under new five-year charter and service rendering contracts, each with two one-year extension options. The purchase consideration for the interests we did not previously own consisted of approximately $86 million aggregate principal amount of senior convertible notes, which were issued to the Brazilian participant in the joint venture, and 519,468 shares of our common stock valued at approximately $14.0 million, which were issued to investment funds managed by First Reserve Corporation pursuant to the funds' original investment in the joint venture. The new charter and service rendering contracts with Petrobras, together with our acquisition of 100% ownership, resulted in the termination of previous seven-year charter and service rendering contracts and resolved all the outstanding issues with Petrobras relating to the Pride Carlos Walter and the Pride Brazil, including the elimination of accrued late delivery penalties. The acquisition added to our consolidated balance sheet approximately $443 million of assets represented by the two rigs, approximately $287 million of indebtedness incurred to finance the construction of the rigs and approximately $86 million of senior convertible notes issued to the Brazilian participant. The notes mature in March 2004, bear interest at 9% per annum and are convertible into approximately 4.0 million shares of our common stock. An aggregate $53 million of the construction-related indebtedness, which was scheduled to mature in November 2001 and bore interest at 11 3/4% per annum, was repaid in April 2001. In July 2001, we entered into a new financing agreement with a group of foreign banks to provide loans totaling up to $250 million to refinance the construction loans for the Pride Carlos Walter and Pride Brazil. Borrowings under the new facility will bear interest at rates based on LIBOR plus an applicable margin of 1.50% to 1.85%. Principal and interest are payable semi-annually from March 2002 through 2008. Funding under the new facility and repayment of the construction loans was completed during the fourth quarter of 2001. As a condition of the facility, we entered into interest rate swap agreements, effectively fixing the respective interest rates from March 2002 through 2006. The new loans are to be secured by, among other things, a first priority mortgage on the drilling rigs and assignment of the charters for the rigs.

         In January 2001, we completed a public sale of $431.5 million face amount of Zero Coupon Convertible Senior Debentures due 2021. The net proceeds to us in connection with the sale, after deducting underwriting discounts and offering expenses, amounted to approximately $254.5 million. The issue price of $608.41 for each debenture represents a yield to maturity of 2.50% per annum (computed on a semiannual bond equivalent basis) calculated from the issue date. The debentures, which mature on January 16, 2021, are convertible into a total of approximately 9.4 million shares of our common stock (equal to a conversion rate of 21.729 shares of common stock per $1,000 principal amount at maturity). We will become obligated to purchase the debentures, at the option of the holders, in whole or in part, on January 16, 2003, 2005, 2007, 2009 and 2016 at a price per debenture equal to the issue price plus accrued original issue discount to the relevant purchase date. On or subsequent to January 16, 2004, the debentures are redeemable at our option, in whole or in part, for cash at a price equal to the issue price plus accrued original issue discount to the date of redemption. The debentures, like certain of our other long-term debt instruments, contain provisions that limit our ability and the ability of our subsidiaries, with certain exceptions, to pay dividends or make other restricted payments; incur additional debt or issue preferred stock; create or permit to exist liens; incur dividend or other payment restrictions affecting subsidiaries; consolidate, merge or transfer all or substantially all of our assets; sell assets; enter into transactions with affiliates and engage in sale and leaseback transactions.

         During the three-month period ended September 30, 2001, we purchased on the open market and then extinguished $45.0 million principal amount at maturity of our Zero Coupon Convertible Subordinated Debentures due 2018. The combined purchase price was $19.4 and the accreted value, less offering costs, of the debentures was approximately $20.3 million, resulting in a gain after estimated taxes of $564,000, which amount is included as an extraordinary item in our consolidated statement of operations for the period. In October 2001, we purchased an additional $55.4 million principal amount at maturity of the debentures on the open market. The purchase price was $23.4 million and the accreted value, less offering costs, was $24.3 million, resulting in an extraordinary gain after estimated income taxes of $609,000, which will be recognized in the fourth quarter of 2001.

         We currently have senior bank credit facilities with domestic and foreign banks that provide aggregate availability of up to $322.6 million. The credit facilities terminate between January 2002 and June 2005. Borrowings under each of the credit facilities bear interest at variable rates based on LIBOR plus a spread ranging from 0.50% to 2.50%. As of September 30, 2001, there were borrowings of $30 million outstanding under these credit facilities.

         We have a senior secured credit facility with a U.S. bank under which up to $15 million of letters of credit may be issued. Outstanding letters of credit issued under this credit facility are secured by our cash and cash equivalents maintained at such bank. The letter of credit facility expires in March 2003. As of September 30, 2001, there were $12.6 million of letters of credit issued under this credit facility.

         During the first six months of 2001, we sold approximately 2.6 million shares of common stock under our Direct Stock Purchase Plan for net proceeds of $62.0 million. We sold no shares of common stock under the plan in the third quarter of 2001.

         We have a 26.4% equity interest in a joint venture company that is constructing two dynamically-positioned, deepwater semisubmersible drilling rigs, yet to be named and currently referred to as the Amethyst 4 and Amethyst
5. In April 2001, the builder of these rigs, Friede Goldman Halter, Inc. ("FGH"), filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and requested the Bankruptcy Court to reject the construction contracts. In July 2001, the Bankruptcy Court officially rejected the construction contracts. To ensure completion of construction under the shipbuilding contracts for the Amethyst 4 and Amethyst 5, FGH posted performance bonds totaling $175 million. The surety has commenced funding the cost of completing the rigs under its obligations. Currently, a limited scope of work is continuing on the rigs at FGH to prepare them for transit to other shipyards while bids are being obtained for completion of the construction of the rigs. We anticipate that the construction of the rigs will be completed in the first quarter of 2003. The joint venture company has financed 87.5% of the cost of construction of those rigs through credit facilities, with repayment of the borrowings under those facilities guaranteed by the United States Maritime Administration ("MARAD"). Advances under the credit facilities are being provided without recourse to any of the joint venture owners. The remaining 12.5% of the cost of construction is being provided by the joint venture company from equity contributions that have been made by the joint venture partners. Through September 30, 2001, our equity contributions to the joint venture totaled $26.1 million, including capitalized interest of $4.5 million. In the opinion of management, the performance and payment bonds issued by the surety on behalf of FGH, together with additional draws under the MARAD-guaranteed credit facilities, will provide sufficient funds to complete the Amethyst 4 and Amethyst 5 without requiring additional contributions by the joint venture partners.

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

         As of September 30, 2001, we had approximately $1.7 billion of debt and capital lease obligations. We do not expect that our level of total indebtedness will have a material adverse impact on our financial position, results of operations or liquidity in future periods.

         Management believes that the cash and cash equivalents on hand, together with the cash generated from our operations and borrowings under our credit facilities, will be adequate to fund normal ongoing capital expenditures, working capital and debt service requirements for the foreseeable future. As of September 30, 2001, $48.4 million of our cash balances, which amount is included in cash and cash equivalents, consists of funds held in trust in connection with our drillship loans and the limited-recourse collateralized term loans and, accordingly, is not available for our use.

         Management believes the September 2001 combination with Marine presents an opportunity for deleveraging our consolidated balance sheet and enhances our competitive position in the Gulf of Mexico jackup rig market and elsewhere. Since the merger was a stock-for-stock transaction and Marine was essentially debt free, the combined company has a lower debt to equity ratio than Pride had previously on a stand-alone basis. The lower debt to equity ratio has resulted in improved credit ratings, which are expected to reduce borrowing costs. We believe the cash flows of the combined company will allow us to accelerate reduction of long term indebtedness.

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

ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141, which is applicable to all business combinations initiated after June 30, 2001, prohibits the use of pooling-of-interests method of accounting for business combinations and provides a new definition of intangible assets.

         SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recognized on our balance sheet at that date, regardless of when the assets were initially recognized. We recognized goodwill amortization expense of $0.9 million and $2.8 million, respectively, for the three month and nine month periods ended September 30, 2001. We will not record such amortization after the adoption of SFAS No. 142. We are currently evaluating the effect of SFAS No. 142 relating to the annual impairment review of goodwill.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 with early adoption encouraged. We have not adopted SFAS No. 143 and are currently evaluating its provisions.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 with earlier application encouraged. We have not adopted SFAS No. 144 and are currently evaluating its provisions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For information regarding our exposure to certain market risks, see "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2000. There have been no material changes to the disclosure regarding our exposure to certain market risks made in the annual report. For additional information regarding our long-term debt, please see Note 2 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

                           PART II. OTHER INFORMATION

ITEM 1.  LITIGATION

         The information set forth in Note 8 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q regarding the lawsuit entitled Verdin v. R&B Falcon Drilling USA, Inc. is incorporated by reference in response to this item.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In September 2001, Pride completed its acquisition of Marine and its reincorporation from Louisiana to Delaware. A description of the acquisition and the reincorporation and of Pride's capital stock after the reincorporation is included in the joint proxy statement/prospectus of Pride and Marine filed with the Securities and Exchange Commission on August 3, 2001 and in Pride's Current Report on Form 8-K dated September 28, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meetings of shareholders of Pride was held in Houston, Texas on September 12, 2001 for the purpose of voting on proposals to approve the issuance of Pride common stock in the merger of Marine Drilling Companies, Inc. into a wholly owned subsidiary of Pride and to approve the reincorporation of Pride from Louisiana to Delaware. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. Shareholders of Pride approved (1) the issuance of shares in the Marine merger and (2) the reincorporation of Pride as a Delaware corporation by the following votes:


                                                       (1)                (2)
                                                   -----------       -----------
         Affirmative votes................          51,912,475        62,026,406
         Negative votes...................           1,793,040         1,791,334
         Abstentions......................             155,213            31,708
         Shares not voted.................          20,216,737        10,228,017


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT NO                                           DESCRIPTION
-----------                                          -----------

2.1        --     Agreement and Plan of Merger, dated as of May 23, 2001, among
                  Pride, PM Merger, Inc. ("New Pride"), Marine and AM Merger,
                  Inc. ("AM Merger") (incorporated by reference to Annex A to the Registration Statement of Pride and New Pride on Form S-4,
                  Registration Nos. 333-66644 and 333-66644-01 (the
                  "Registration Statement")).

2.2        --     Letter Agreement, dated as of August 3, 2001, among Pride, New
                  Pride, Marine and AM Merger (incorporated by reference to
                  Exhibit 2.2 to the Current Report of Pride on Form 8-K dated
                  September 13, 2001, File No. 1-13289 (the "Form 8-K")).

3.1        --     Certificate of Incorporation of New Pride (incorporated by reference to Annex D to the Registration Statement).

3.2        --     Bylaws of New Pride (incorporated by reference to Annex E to the Registration Statement).

4.1        --     Form of New Pride Common Stock Certificate (incorporated by reference to Exhibit 4.13 to the Registration Statement).

4.2        --     Rights Agreement, dated as of September 13, 2001, between New
                  Pride and American Stock Transfer & Trust Company, as Rights
                  Agent (incorporated by reference to Exhibit 4.2 to the Form
                  8-K).

4.3        --     Certificate of Designations of Series A Junior Participating
                  Preferred Stock of New Pride (incorporated by reference to
                  Exhibit 4.3 to the Form 8-K).

4.4        --     Fourth Supplemental Indenture, dated as of September 10, 2001, between New Pride and The Chase Manhattan Bank, as trustee under the Indenture dated May 1, 1997 (incorporated by reference to Exhibit 4.4 to the Form 8-K).

4.5        --     Second Supplemental Indenture, dated as of September 10, 2001, between New Pride and HSBC Bank USA, as trustee under the Indenture dated as of April 1, 1998 (incorporated by reference to Exhibit 4.5 to the Form 8-K).

Pride and its subsidiaries are parties to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.

15.1       --     Awareness letter of PricewaterhouseCoopers LLP.
----------

(b)      Reports on Form 8-K

         In a Current Report on Form 8-K dated September 28, 2001, we reported pursuant to Item 2 of Form 8-K that we had completed the acquisition of Marine Drilling Companies, Inc. pursuant to the Agreement and Plan of Merger dated as of May 23, 2001. We also filed pursuant to Item 5 of Form 8-K a description of our common stock, preferred stock and certificate of incorporation and bylaws. In addition, pursuant to Item 7 of Form 8-K we filed financial statements of Marine and certain documents related to the transaction.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                        PRIDE INTERNATIONAL, INC.


                                        By: EARL W. MCNIEL
                                           ------------------------
                                               (EARL W. MCNIEL)
                                           VICE PRESIDENT AND CHIEF
                                              FINANCIAL OFFICER

Date:  November 14, 2001

                                 EXHIBIT INDEX

EXHIBIT NO                             DESCRIPTION
-----------                            -----------

2.1        --     Agreement and Plan of Merger, dated as of May 23, 2001, among
                  Pride, PM Merger, Inc. ("New Pride"), Marine and AM Merger,
                  Inc. ("AM Merger") (incorporated by reference to Annex A to the Registration Statement of Pride and New Pride on Form S-4,
                  Registration Nos. 333-66644 and 333-66644-01 (the
                  "Registration Statement")).

2.2        --     Letter Agreement, dated as of August 3, 2001, among Pride, New
                  Pride, Marine and AM Merger (incorporated by reference to
                  Exhibit 2.2 to the Current Report of Pride on Form 8-K dated
                  September 13, 2001, File No. 1-13289 (the "Form 8-K")).

3.1        --     Certificate of Incorporation of New Pride (incorporated by reference to Annex D to the Registration Statement).

3.2        --     Bylaws of New Pride (incorporated by reference to Annex E to the Registration Statement).

4.1        --     Form of New Pride Common Stock Certificate (incorporated by reference to Exhibit 4.13 to the Registration Statement).

4.2        --     Rights Agreement, dated as of September 13, 2001, between New
                  Pride and American Stock Transfer & Trust Company, as Rights
                  Agent (incorporated by reference to Exhibit 4.2 to the Form
                  8-K).

4.3        --     Certificate of Designations of Series A Junior Participating
                  Preferred Stock of New Pride (incorporated by reference to
                  Exhibit 4.3 to the Form 8-K).

4.4        --     Fourth Supplemental Indenture, dated as of September 10, 2001, between New Pride and The Chase Manhattan Bank, as trustee under the Indenture dated May 1, 1997 (incorporated by reference to Exhibit 4.4 to the Form 8-K).

4.5        --     Second Supplemental Indenture, dated as of September 10, 2001, between New Pride and HSBC Bank USA, as trustee under the Indenture dated as of April 1, 1998 (incorporated by reference to Exhibit 4.5 to the Form 8-K).

Pride and its subsidiaries are parties to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.

15.1       --     Awareness letter of PricewaterhouseCoopers LLP.