Form 10-K405
period 2001-12-31
PRIDE INTERNATIONAL INC
filed 2002-04-01
CIK 833081

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                        COMMISSION FILE NUMBER: 1-13289
                             ---------------------

                           PRIDE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      76-0069030
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)
         5847 SAN FELIPE, SUITE 3300
                HOUSTON, TEXAS                                     77057
   (Address of principal executive offices)                      (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (713) 789-1400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                  -----------------------------------------
        Common Stock, $.01 par value                       New York Stock Exchange
     Rights to Purchase Preferred Stock                    New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 15, 2002, based on the closing price on the New York Stock Exchange on such date, was approximately $1.7 billion. (The executive officers and directors of the registrant and First Reserve Corporation, its affiliates and related parties are considered affiliates for the purposes of this calculation.)

     The number of shares of the registrant's Common Stock outstanding on March 15, 2002 was 132,863,543.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held in May 2002 are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Property....................................................   13
Item 3.   Legal Proceedings...........................................   13
Item 4.   Submission of Matters to a Vote of Security Holders.........   14
          Executive Officers of the Registrant........................   14

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   15
Item 6.   Selected Financial Data.....................................   16
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   17
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   28
          Forward-Looking Statements..................................   29
Item 8.   Financial Statements and Supplementary Data.................   30
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   62

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   62
Item 11.  Executive Compensation......................................   62
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   62
Item 13.  Certain Relationships and Related Transactions..............   62

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   62

                                     PART I

ITEM 1.  BUSINESS

     In this Annual Report on Form 10-K, we refer to Pride International, Inc. and its subsidiaries as "we," the "Company" or "Pride," unless the context clearly indicates otherwise.

GENERAL

     Pride is a leading international provider of contract drilling and related services, operating both offshore and on land. As of March 15, 2002, we operated a global fleet of 328 rigs, including two ultra-deepwater drillships, 12 semisubmersible rigs, 35 jackup rigs, 29 tender-assisted, barge and platform rigs and 250 land-based drilling and workover rigs. We operate in more than 30 countries and marine provinces. The significant diversity of our rig fleet and areas of operation enables us to provide a broad range of services and to take advantage of market upturns while reducing our exposure to sharp downturns in any particular market sector or geographic region.

     Recently, we have increased the size of our fleet capable of drilling in deeper waters. The deepwater market generally supports longer-term, higher-rate contracts. In the past two years, we have made the following major additions to our offshore fleet:

     - Drillships. We have a 51% interest in and operate two ultra-deepwater drillships, the Pride Africa and the Pride Angola, which commenced operations in October 1999 and May 2000, respectively. The drillships, which are capable of operating in water depths of up to 10,000 feet, are contracted to work for Elf Exploration Angola under contracts expiring in June 2005 and May 2005, respectively, each with two one-year extension options.

     - Pride Carlos Walter and Pride Brazil. We own two fourth-generation dynamically-positioned, deepwater semisubmersible drilling rigs, the Pride Carlos Walter and the Pride Brazil, which commenced operations offshore Brazil in June and July 2001, respectively, for Petroleo Brasilerio S.A. ("Petrobras") under five-year charter and service rendering contracts, each with two one-year extension options.

     - Marine Drilling Companies, Inc. In September 2001, we acquired Marine Drilling Companies, Inc. in a tax free, stock-for-stock transaction that positioned us as one of the world's largest offshore drilling contractors. Marine owned and operated a fleet of 17 offshore drilling rigs consisting of two semisubmersible units and 15 jackup units. Additionally, Marine owned one jackup rig configured as an accommodation unit. Currently, 14 of these rigs are located in the U.S. Gulf of Mexico, and the four remaining rigs are in Southeast Asia, the North Sea, Angola and Egypt. The combination with Marine has deleveraged our consolidated balance sheet and, at the same time, has enhanced our competitive position in the Gulf of Mexico jackup rig market and elsewhere. The acquisition was accounted for as a pooling-of-interests for accounting and financial reporting purposes and, accordingly, our consolidated financial statements reflect the combined operations of Pride and Marine for each period presented.

     - Other Recent Acquisitions and Agreements. In February 2001, we acquired a second-generation semisubmersible drilling rig (now the Pride North
       Sea) and a third-generation semisubmersible drilling rig (now the Pride Venezuela) for $44.7 million in cash and 3.0 million shares of our common stock. The Pride Venezuela is under contract with Petroleos de Venezuela, S.A. ("PDVSA") for a minimum term of one year that began in February 2002. The Pride North Sea was refurbished prior to commencing operations in July 2001 in the Irish Sea, and is now working in the United Kingdom sector of the North Sea.

     In December 2001, we commenced operations in Chad with the first of five newly constructed land rigs under a seven-year contract with ExxonMobil. In addition, during 2001, we acquired 14 land-based drilling rigs in Argentina and Venezuela for a total cost of $48.0 million. In March 2002, we were awarded contracts for three jackup rigs from our Gulf of Mexico fleet by Petroleos Mexicanos S.A. ("Pemex") for work offshore Mexico. The contracts are for approximately four years each. The first two rigs are expected to commence operations by the end of April 2002 and the third rig by early July 2002. Additionally, we were awarded a two-year contract by Pemex for a 1,000 horsepower platform rig.

     We expect to continue to expand our operations through acquisitions, rig upgrades and redeployment of assets to active geographic regions.

     We are a Delaware corporation with our principal executive offices located at 5847 San Felipe, Suite 3300, Houston, Texas 77057. Our telephone number at such address is (713) 789-1400.

OPERATIONS

  SOUTH AMERICA

     We have significantly expanded our South American operations and now operate five semisubmersible rigs, two jackup rigs, two floating barge rigs and 229 land-based rigs in the region.

     Brazil. Our semisubmersible rig, Pride South Atlantic, has been operating offshore Brazil for Petrobras since September 1997. The rig is working under a contract expiring in late 2002. The Pride South America, a dynamically-positioned, self-propelled semisubmersible rig is currently working offshore Brazil under a charter and service rendering contract that expires in June 2002. We are currently seeking to extend the contracts for both the Pride South Atlantic and the Pride South America. The Pride Carlos Walter and Pride Brazil, which are deepwater, dynamically-positioned semisubmersible rigs, began work under five-year charter and service rendering contracts for Petrobras in June and July 2001, respectively.

     Venezuela. Our offshore fleet in Venezuela includes two jackup rigs and two barge rigs operating on Lake Maracaibo and one semisubmersible rig operating offshore Venezuela. The two jackup rigs that we operate are owned by PDVSA and the contracts for the rigs expire in October 2002. In 1995, we placed two floating barge rigs into service on Lake Maracaibo that are working pursuant to ten-year contracts for PDVSA. Our semisubmersible, the Pride Venezuela, is operating for PDVSA pursuant to a contract that commenced in February 2002 with a minimum term of one year. Our land-based fleet in Venezuela currently consists of 43 rigs, of which nine are drilling rigs and 34 are workover rigs.

     Argentina. In Argentina, we currently operate 154 land-based rigs, which we believe constitutes approximately 50% of the land-based rigs in the Argentine market. Of these rigs, 51 are drilling rigs and 103 are workover rigs. Argentine rig operations are generally conducted in remote regions of the country and require substantial fixed infrastructure and operating support costs. We believe that our established infrastructure and scale of operations provide us with a competitive advantage in this market. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" in Item 7 of this annual report for information on the current political and economic environment in Argentina.

     Colombia. In Colombia, we currently operate 13 land-based drilling rigs and eight land-based workover rigs under contracts with major integrated and independent international oil companies and with the national oil company.

     Bolivia. In recent years, demand for rig services has increased in Bolivia as a result of the privatization of components of the Bolivian national oil company. Exploration has also increased due to several significant sales of exploration blocks to private-sector operators and due to the construction of a major natural gas pipeline from Bolivia to markets in Brazil. We currently operate six land-based drilling rigs and four land-based workover rigs in Bolivia.

     Ecuador.  We operate one land-based drilling rig in Ecuador.

     E&P Services. We provide a variety of services to exploration and production companies in Argentina, Peru, Bolivia, Colombia and Venezuela through our E&P services division, including cementing, fracturing, coil tubing, directional drilling and fishing services. We believe that we have approximately 20% of the aggregate market for these services in the countries where we operate. We also manage integrated services projects in Argentina and are competing for similar projects in other countries.

  GULF OF MEXICO

     We operate four independent leg jackup units and 23 mat-supported jackup units in the Gulf of Mexico. We are the second largest operator in the Gulf of Mexico of mat-supported jackup rigs capable of operating in water depths of 200 to 300 feet. We also operate a fleet of 21 offshore modular platform rigs in the Gulf of Mexico. We believe our platform rig fleet is one of the most technologically advanced fleets in the industry. Most of our rigs in the Gulf of Mexico operate under short-term or well-to-well contracts. In March 2002, we were awarded contracts by Pemex for three jackup rigs from our Gulf of Mexico fleet to work offshore Mexico. The contracts are for approximately four years each. The first two rigs are expected to commence operations by the end of April 2002 and the third rig by early July 2002. In addition, we were awarded a two-year contract by Pemex for a 1,000 horsepower platform rig. We are also marketing a semisubmersible rig, the Viking, in the Gulf of Mexico and elsewhere.

  OTHER INTERNATIONAL

     Offshore. We have a 51% ownership interest in two ultra-deepwater drillships, the Pride Africa and the Pride Angola. The drillships are contracted to work offshore West Africa for Elf Exploration Angola under contracts expiring in June 2005 and May 2005, respectively, each with two one-year extension options. In November 2001, we assumed operations of the Omega, a conventionally moored semisubmersible rig, in South Africa, and in January 2002 we assumed operations of the dynamically positioned semisubmersible rig, the Leiv Eiriksson, in Angola. Both rigs are owned by third parties who pay us a management fee to operate the rigs on their behalf. The contracts for the Omega and Leiv Eiriksson are for five wells and 16 months, respectively, subject to certain conditions. Our semisubmersible rig Pride North America is working offshore Angola under a contract expiring in August 2004, and our semisubmersible rig Pride South Pacific is working offshore Egypt in the Red Sea under a contract expiring in April 2002. We are currently marketing the rig.

     In February 2001, we acquired the Pride North Sea, a second generation AKER H-3 semisubmersible rig. The Pride North Sea is presently under contract in the United Kingdom sector of the North Sea through May 2002. We are marketing the rig in the North Sea and elsewhere.

     We operate six jackup rigs in the eastern hemisphere. The Pride Pennsylvania is working offshore India under a contract that expires in 2003, and the Pride Cabinda is currently working offshore Angola under a long-term contract expiring in 2005. We are preparing the Pride Ohio for a new two-year contract in the Middle East. The Pride Montana is currently in Saudi Arabia working under a contract expiring in 2004. The Pride Hawaii is working offshore Malaysia under a two-year contract that expires in August 2003. The Pride Rotterdam, an accommodation unit, has recently commenced work under a contract in the Dutch sector of the North Sea.

     We operate five tender-assisted rigs. The Ile de Sein in Indonesia and the Alligator in Angola are working under two-year contracts expiring in July 2002 and December 2002, respectively. The Barracuda is preparing for an 18-month contract in Angola, while the Al Baraka I is working in the Ivory Coast under a four-well contract. The remaining tender-assisted rig, the Piranha, is working in Malaysia under a 15-month contract expiring in January 2003. We also operate one swamp barge rig, the Bintang Kalimantan, in Nigeria under a contract that expires in September 2003.

     Land. We currently operate five land-based rigs in North Africa and three in the Middle East. We have also commenced drilling and related services in the central African country of Chad. Under the terms of the agreement, we will operate three land-based drilling rigs and two workover rigs and will provide various other support services for initial periods ranging from five to seven years.

RIG FLEET

  OFFSHORE RIGS

     The table below presents information about our offshore rig fleet as of March 15, 2002:

                                                          BUILT/
                                                        UPGRADED OR  WATER    DRILLING
                                                         EXPECTED    DEPTH     DEPTH
RIG NAME                         RIG TYPE/DESIGN        COMPLETION   RATING    RATING       LOCATION      STATUS
--------                         ---------------        -----------  ------   --------      --------      ------
                                                                     (FEET)    (FEET)
DRILLSHIPS -- 2
Pride Africa(1)..........  Gusto 10,000                    1999      10,000    30,000        Angola        Working
Pride Angola(1)..........  Gusto 10,000                    1999      10,000    30,000        Angola        Working
SEMISUBMERSIBLE
  RIGS -- 14
Pride Carlos Walter......  Amethyst                        2001       5,000    25,000        Brazil        Working
Pride Brazil.............  Amethyst                        2001       5,000    25,000        Brazil        Working
Pride South America(2)...  Amethyst                      1989/1996    4,000    20,000        Brazil        Working
Amethyst 4(3)............  Amethyst                        2003       5,000    25,000     Mississippi     Shipyard
Amethyst 5(3)............  Amethyst                        2003       5,000    25,000        Texas        Shipyard
Omega(4).................  Bingo 3000                      1983       3,000    30,000     South Africa     Working
Viking(4)................  Neptune Pentagon                1973       2,625    22,000    Gulf of Mexico  Available
Leiv Eiriksson(4)........  Bingo 9000                      2001       8,200    30,000        Angola        Working
Pride South Atlantic.....  F&G Enhanced Pacesetter         1987       1,500    25,000        Brazil        Working
Pride South Seas.........  Aker H-3                      1977/1997    1,000    20,000     South Africa    Shipyard
Pride Venezuela..........  F&G Enhanced Pacesetter         1982       1,500    25,000      Venezuela       Working
Pride North Sea..........  Aker H-3                        1975       1,000    25,000      North Sea       Working
Pride North America......  Bingo 8000                      1999       7,500    25,000        Angola        Working
Pride South Pacific......  Blohm & Voss                  1975/1999    6,500    25,000        Egypt         Working
JACKUP RIGS -- 35
Pride Cabinda............  Independent leg, cantilever     1983         300    25,000        Angola        Working
Pride Hawaii.............  Independent leg, cantilever   1975/1997      300    30,000       Malaysia       Working
Pride Montana............  Independent leg, cantilever     1991         270    20,000     Saudi Arabia     Working
Pride North Dakota.......  Independent leg, cantilever     1981         250    30,000    Gulf of Mexico    Working
Pride Ohio...............  Independent leg, cantilever   1975/1998      250    20,000     Middle East      Working
Pride Pennsylvania.......  Independent leg, cantilever   1973/1998      300    20,000        India         Working
Pride Tennessee..........  Independent leg, cantilever     1981         300    25,000    Gulf of Mexico    Working
Pride West Virginia......  Independent leg, cantilever     1982         300    30,000    Gulf of Mexico    Working
GP-19(4).................  Independent leg, cantilever     1987         150    20,000      Venezuela       Working
GP-20(4).................  Independent leg, cantilever     1987         200    20,000      Venezuela       Working
Pride Wisconsin..........  Independent leg, slot         1976/1993      300    30,000    Gulf of Mexico    Working
Pride Alabama............  Mat-supported, cantilever       1982         200    25,000    Gulf of Mexico  Available
Pride Alaska.............  Mat-supported, cantilever       1982         250    25,000    Gulf of Mexico  Available
Pride Arkansas...........  Mat-supported, cantilever       1982         200    25,000    Gulf of Mexico  Available
Pride Colorado...........  Mat-supported, cantilever       1982         200    25,000    Gulf of Mexico  Available
Pride Florida............  Mat-supported, cantilever       1981         200    20,000    Gulf of Mexico  Available
Pride Kansas.............  Mat-supported, cantilever       1999         250    25,000    Gulf of Mexico    Working
Pride Mississippi........  Mat-supported, cantilever       1990         200    25,000    Gulf of Mexico  Available
Pride Missouri...........  Mat-supported, cantilever       1982         250    20,000    Gulf of Mexico    Working
Pride Nebraska...........  Mat-supported, cantilever       1981         200    20,000    Gulf of Mexico    Working
Pride Nevada.............  Mat-supported, cantilever     1981/1995      200    20,000    Gulf of Mexico  Committed
Pride New Mexico.........  Mat-supported, cantilever       1982         200    25,000    Gulf of Mexico    Working
Pride South Carolina.....  Mat-supported, cantilever       1980         200    20,000    Gulf of Mexico  Committed
Pride Texas..............  Mat-supported, cantilever       1999         300    20,000    Gulf of Mexico    Working
Pride Arizona............  Mat-supported, slot           1981/1996      250    25,000    Gulf of Mexico  Available

                                                          BUILT/
                                                        UPGRADED OR  WATER    DRILLING
                                                         EXPECTED    DEPTH     DEPTH
RIG NAME                         RIG TYPE/DESIGN        COMPLETION   RATING    RATING       LOCATION      STATUS
--------                         ---------------        -----------  ------   --------      --------      ------
                                                                     (FEET)    (FEET)
Pride California.........  Mat-supported, slot             1997         250    20,000    Gulf of Mexico  Available
Pride Georgia............  Mat-supported, slot           1981/1995      250    20,000    Gulf of Mexico  Available
Pride Illinois...........  Mat-supported, slot           1969/1993      225    20,000    Gulf of Mexico  Available
Pride Kentucky...........  Mat-supported, slot             1974         262    25,000    Gulf of Mexico  Available
Pride Louisiana..........  Mat-supported, slot             1981         250    25,000    Gulf of Mexico  Committed
Pride Michigan...........  Mat-supported, slot             1975         250    25,000    Gulf of Mexico   Shipyard
Pride Oklahoma...........  Mat-supported, slot             1996         250    20,000    Gulf of Mexico  Available
Pride Utah...............  Mat-supported, slot           1990/2001       45    20,000    Gulf of Mexico   Shipyard
Pride Wyoming............  Mat-supported, slot             1976         250    25,000    Gulf of Mexico  Available
Pride Rotterdam..........  Accommodation unit            1975/1992      205    30,000      North Sea       Working
TENDER-ASSISTED RIGS -- 5
Alligator................  Self-erecting barge           1982/1998      330    20,000        Angola        Working
Barracuda................  Self-erecting barge             1992         330    20,000        Angola        Working
Al Baraka I(5)...........  Self-erecting barge             1994         650    20,000     Ivory Coast      Working
Ile de Sein..............  Self-erecting barge           1981/1997      450    16,000      Indonesia       Working
Piranha..................  Self-erecting barge           1978/1998      600    20,000       Malaysia       Working
BARGE RIGS -- 3
Pride I..................  Floating cantilever             1995         150    20,000      Venezuela       Working
Pride II.................  Floating cantilever             1995         150    20,000      Venezuela       Working
Bintang Kalimantan.......  Swamp barge                     1995         N/A    16,000       Nigeria        Working
PLATFORM RIGS -- 21
Rig 1501E................  Heavy electrical                1996         N/A    25,000    Gulf of Mexico    Working
Rig 1502E................  Heavy electrical                1998         N/A    25,000    Gulf of Mexico    Working
Rig 1002E................  Heavy electrical                1996         N/A    20,000    Gulf of Mexico    Working
Rig 1003E................  Heavy electrical                1996         N/A    20,000    Gulf of Mexico  Available
Rig 1004E................  Heavy electrical                1997         N/A    20,000    Gulf of Mexico  Available
Rig 1005E................  Heavy electrical                1998         N/A    20,000    Gulf of Mexico    Working
Rig 1006E................  Heavy electrical                2001         N/A    20,000    Gulf of Mexico  Available
Rig 750E.................  Heavy electrical                1992         N/A    16,500    Gulf of Mexico  Available
Rig 751E.................  Heavy electrical                1995         N/A    16,500    Gulf of Mexico  Available
Rig 650E.................  Intermediate electrical         1994         N/A    15,000    Gulf of Mexico    Working
Rig 651E.................  Intermediate electrical         1995         N/A    15,000    Gulf of Mexico    Working
Rig 653E.................  Intermediate electrical         1995         N/A    15,000    Gulf of Mexico  Available
Rig 951..................  Heavy mechanical                1995         N/A    18,000    Gulf of Mexico  Available
Rig 200..................  Intermediate mechanical         1993         N/A    15,000    Gulf of Mexico  Available
Rig 210..................  Intermediate mechanical         1996         N/A    15,000    Gulf of Mexico  Available
Rig 220..................  Intermediate mechanical         1995         N/A    15,000    Gulf of Mexico  Available
Rig 100..................  Intermediate mechanical         1990         N/A    15,000    Gulf of Mexico  Available
Rig 110..................  Intermediate mechanical         1990         N/A    15,000    Gulf of Mexico  Available
Rig 130..................  Intermediate mechanical         1991         N/A    15,000    Gulf of Mexico  Available
Rig 170..................  Intermediate mechanical         1991         N/A    15,000    Gulf of Mexico  Available
Rig 14...................  Light mechanical                1994         N/A    10,000    Gulf of Mexico    Working

---------------

(1) These rigs are owned by joint ventures in which we have a 51% interest.

(2) This rig is subject to a sale and leaseback agreement.

(3) Currently under construction. These rigs are owned by a joint venture in which we have a 26.4% interest.

(4) Managed by us, but owned by third parties.

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

     Semisubmersible Rigs. Our semisubmersible rigs are floating platforms that, by means of a water ballasting system, can be submerged to a predetermined depth so that a substantial portion of the lower hulls, or pontoons, is below the water surface during drilling operations. The rig is "semisubmerged," remaining afloat in a position, off bottom, where the lower hull is about 60 to 80 feet below the water line and the upper deck protrudes well above the surface. This type of rig maintains its position over the well through the use of either an anchoring system or a computer-controlled thruster system similar to that used by our drillships.

     Jackup Rigs. The jackup rigs we operate are mobile, self-elevating drilling platforms equipped with legs that can be lowered to the ocean or lake floor until a foundation is established to support the drilling platform. The rig legs may have a lower hull or mat attached to the bottom to provide a more stable foundation in soft bottom areas. Independent leg rigs are better suited for harsher or uneven seabed conditions. Jackup rigs are generally subject to a maximum water depth of approximately 350 to 400 feet, while some jackup rigs may drill in water depths as shallow as ten feet. The length of the rig's legs and the operating environment determine the water depth limit of a particular rig. A cantilever jackup has a feature that allows the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over a pre-existing platform or structure. Some cantilever jackup rigs have "skid-off" capability, which allows the derrick equipment to be skidded onto an adjacent platform, thereby increasing the operational capacity of the rig. Slot type jackup rigs are configured for drilling operations to take place through a slot in the hull. Slot type rigs are usually used for exploratory drilling because their configuration makes them difficult to position over existing platforms or structures.

     Tender-Assisted Rigs. Our tender-assisted rigs are generally non-self-propelled barges moored alongside a platform and containing crew quarters, mud tanks, mud pumps and power generation systems. The only equipment transferred to the platform for drilling or workover operations is the derrick equipment set consisting of the substructure, drillfloor, derrick and drawworks. As a result, tender-assisted rigs are less hazardous and allow smaller, less costly platforms to be used for development projects. Self-erecting tenders carry their own derrick equipment and have a crane capable of erecting the derrick on the platform, thereby eliminating the cost associated with a separate derrick barge and related equipment.

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

  LAND RIGS

     The table below presents information about our land-based rig fleet as of March 15, 2002:

                                                              TOTAL   DRILLING   WORKOVER
                                                              -----   --------   --------
SOUTH AMERICA -- 229
  Argentina.................................................   154       51        103
  Venezuela.................................................    43        9         34
  Colombia..................................................    21       13          8
  Bolivia...................................................    10        6          4
  Ecuador...................................................     1        1         --
AFRICA/MIDDLE EAST -- 13
  North Africa..............................................     5        4          1
  Oman......................................................     3        3         --
  Chad......................................................     5        3          2
OTHER -- 8..................................................     8        6          2
                                                               ---       --        ---
          Total Land-Based Rigs.............................   250       96        154
                                                               ===       ==        ===

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

SERVICES PROVIDED

  DRILLING SERVICES

     We provide contract drilling services to oil and gas exploration and production companies through the use of mobile offshore and land-based drilling rigs. Generally, land-based rigs and offshore platform rigs operate with crews of six to 17 persons, jackup rigs, tender-assisted rigs and barge rigs operate with crews of 15 to 25 persons and semisubmersible rigs and drillships operate with crews of 60 to 75 persons. We provide the rig and drilling crew and are responsible for the payment of operating and maintenance expenses.

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

  ENGINEERING AND OTHER SERVICES

     We employ a technical staff dedicated to designing specialized drilling equipment to fulfill specific customer requirements and to conduct research and development. The engineering staff has designed and managed the fabrication of several rigs in our fleet and rigs owned by our customers. We also provide turnkey, project management and other engineering services, which enhance our contract drilling services. We also provide a wide variety of additional oilfield services to customers in Argentina, Peru, Bolivia, Colombia and Venezuela, including directional drilling, coiled tubing services, cementing, well stimulation and fishing operations. We also offer integrated services and comprehensive project management at the well site.

COMPETITION

     Our competition ranges from large multinational competitors offering a wide range of drilling services and well servicing to smaller, locally owned businesses. We believe that we are competitive in terms of pricing, performance, equipment, safety, availability of equipment to meet customer needs and availability of experienced, skilled personnel.

     Drilling contracts are generally awarded on a competitive bid basis and, while an operator may consider quality of service and equipment, intense price competition is the primary factor in determining which contractor, among those with suitable rigs, is awarded a job. Some of our competitors have greater financial resources than us, which may enable them to better withstand periods of low utilization, to compete more effectively on the basis of price, to build new rigs or to acquire existing rigs.

CUSTOMERS

     We work for large multinational oil and gas companies, government-owned oil companies and independent oil and gas producers. In 2001, we had one customer that accounted for approximately 11% of our consolidated revenues.

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

     In international offshore markets, contracts generally provide for longer terms than contracts in domestic offshore markets. When contracting abroad, we are faced with the risks of currency fluctuation and, in certain cases, exchange controls. Typically, we limit these risks by obtaining contracts providing for payment in U.S. dollars or freely convertible foreign currency. To the extent possible, we seek to limit our exposure to potentially devaluating currencies by matching our acceptance thereof to our expense requirements in such local currencies. There can be no assurance that we will be able to continue to take such actions in the future, thereby exposing us to foreign currency fluctuations that could have a material adverse effect upon our results of operations and financial condition. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" in Item 7 of this annual report and "Quantitative and Qualitative Disclosure About Market Risk" in
Item 7A of this annual report.

SEASONALITY

     In general, our business activities are not significantly affected by seasonal fluctuations. Most of our rigs are located in geographical areas that are not subject to severe weather changes that would halt operations for prolonged periods.

EMPLOYEES

     As of March 15, 2002, we employed approximately 9,500 employees. Approximately 1,400 of our employees were located in the United States and 8,100 were located abroad. Hourly rig crews constitute the vast majority of our employees. None of our U.S. employees are represented by a collective bargaining unit. Many of our international employees are subject to industry-wide labor contracts within their respective countries. We believe that our employee relations are good.

SEGMENT INFORMATION

     Information with respect to revenues, earnings from operations and identifiable assets attributable to our industry segments and geographic areas of operations for the last three fiscal years is presented in Note 15 to our consolidated financial statements included in Item 8 of this annual report.

RISK FACTORS

  OUR BUSINESS DEPENDS ON THE LEVEL OF ACTIVITY IN THE OIL AND GAS INDUSTRY, WHICH IS SIGNIFICANTLY AFFECTED BY VOLATILE OIL AND GAS PRICES.

     The profitability of our operations depends upon conditions in the oil and gas industry and, specifically, the level of exploration and production expenditures of oil and gas company customers. The oil and gas industry is cyclical. The demand for contract drilling and related services is directly influenced by many factors beyond our control, including:

     - oil and gas prices and expectations about future prices

     - the cost of producing and delivering oil and gas

     - government regulations

     - local and international political and economic conditions

     - the ability of the Organization of Petroleum Exporting Countries (OPEC) to set and maintain production levels and prices

     - the level of production by non-OPEC countries

     - the policies of various governments regarding exploration and development of their oil and gas reserves

     Depending on the market prices of oil and gas, companies exploring for oil and gas may cancel or curtail their drilling programs, thereby reducing demand for drilling services. Such a reduction in demand may erode daily rates and utilization of our rigs, negatively impacting our financial results.

     Utilization rates and dayrates are also affected by the total supply of comparable rigs available for service in the geographic markets in which we compete. Short-term improvements in demand in a geographic market may cause our competitors to respond by moving competing rigs into the market, thus intensifying price competition. Significant new rig construction could also intensify price competition. In the past, there have been prolonged periods of rig oversupply with correspondingly depressed utilization and dayrates largely due to earlier, speculative construction of new rigs. Improvements in dayrates and expectations of longer-term, sustained improvements in utilization rates and dayrates for offshore drilling rigs may cause our competitors to construct new rigs, which could adversely affect our business.

  INTERNATIONAL EVENTS MAY HURT OUR OPERATIONS.

     We derive a significant portion of our revenues from international operations. In 2001, we derived approximately 47% of our revenues from operations in countries within South America and approximately 25% of our revenues from operations in other countries outside the United States. Our operations in these areas are subject to the following risks, among others:

     - foreign currency fluctuations and devaluation

     - new economic policies

     - restrictions on currency repatriation

     - political instability

     - war and civil disturbances

     The September 11, 2001 terrorist attacks in the United States and the United States military action in Afghanistan in response to those attacks have caused instability in the world's financial markets and may significantly increase political and economic instability in the geographic areas in which we operate.

     We attempt to limit the risks of currency fluctuation and restrictions on currency repatriation by obtaining contracts providing for payment in U.S. dollars or freely convertible foreign currency. To the extent possible, we limit our exposure to potentially devaluating currencies by matching the acceptance of local currencies to our expense requirements in those currencies. Although we have done this in the past, we may not be able to take these actions in the future, thereby exposing us to foreign currency fluctuations that could have a material adverse effect upon our results of operations and financial condition. During 2001, approximately 25% of our consolidated revenues was derived from our land-based drilling, workover and E&P services operations in Argentina, which is currently experiencing a political and economic crisis that has resulted in significant changes in its general economic policies and regulations. Over the past few months, new economic measures have been adopted by the Argentine government, including abandoning the country's fixed dollar-to-peso exchange rate, requiring private sector, dollar-denominated loans and contracts to be paid in pesos and placing restrictions on the convertibility of the Argentine peso. As a result, we recorded a charge in the fourth quarter of 2001 of $6.9 million, net of estimated income taxes, to reduce the carrying value of our net monetary assets in Argentina. We could record additional charges in the future to reflect any continuing adverse impact from these or other unfavorable economic measures that may be adopted. In addition, Argentina has imposed a 20% tax on oil exports effective March 1, 2002. The oil export tax could have a negative effect on oil production in Argentina and, accordingly, have a negative effect on demand in the near term for our services.

     In addition, although foreign exchange in the other countries where we operate is currently carried out on a free-market basis, there is no assurance that local monetary authorities in these countries will not, in the future, implement exchange controls or other economic measures that would adversely affect our right to receive payments or to otherwise conduct business in these countries.

     From time to time, certain of our foreign subsidiaries operate in countries that are subject to sanctions and embargoes imposed by the U.S. government and the United Nations. Although these sanctions and embargoes do not prohibit those subsidiaries from completing existing contracts or from entering into new contracts to provide drilling services in such countries, they do prohibit us and our domestic subsidiaries, as well as employees of our foreign subsidiaries who are U.S. citizens, from participating in or approving any aspect of the business activities in those countries. These constraints on our ability to have U.S. persons, including our senior management, provide managerial oversight and supervision may adversely affect the financial or operating performance of such business activities.

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

  OUR CUSTOMERS MAY SEEK TO CANCEL OR RENEGOTIATE SOME OF OUR DRILLING CONTRACTS DURING PERIODS OF DEPRESSED MARKET CONDITIONS OR IF WE EXPERIENCE OPERATIONAL DIFFICULTIES.

     During depressed market conditions, a customer may no longer need a rig that is currently under contract or may be able to obtain a comparable rig at a lower daily rate. As a result, customers may seek to renegotiate the terms of their existing drilling contracts or avoid their obligations under those contracts. In addition, our customers may seek to terminate existing contracts if we experience operational problems. The deepwater markets in which we operate require the use of floating rigs with sophisticated positioning, subsea and related systems designed for drilling in deep water. If this equipment fails to function properly, the rig cannot engage in drilling operations, and customers may have the right to terminate the drilling contracts. The likelihood that a customer may seek to terminate a contract for operational difficulties is increased during periods of market weakness. The cancellation of a number of our drilling contracts could adversely affect our results of operations.

  WE MAY BE CONSIDERED HIGHLY LEVERAGED. OUR SIGNIFICANT DEBT LEVELS AND DEBT AGREEMENT RESTRICTIONS MAY LIMIT OUR FLEXIBILITY IN OBTAINING ADDITIONAL FINANCING AND IN PURSUING OTHER BUSINESS OPPORTUNITIES.

     As of December 31, 2001, as adjusted to give effect to our issuance in March 2002 of $300.0 million principal amount of 2 1/2% convertible senior notes due 2007 and the application of the net proceeds to reduce other indebtedness, we would have had approximately $1.8 billion in debt and capital lease obligations. The level of our indebtedness will have several important effects on our future operations, including:

     - a significant portion of our cash flow from operations will be dedicated to the payment of interest and principal on such debt and will not be available for other purposes

     - covenants contained in our existing debt arrangements require us to meet certain financial tests, which may affect our flexibility in planning for, and reacting to, changes in our business and may limit our ability to dispose of assets, withstand current or future economic or industry downturns and compete with others in our industry for strategic opportunities

     - our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited

     Our ability to meet our debt service obligations and to reduce our total indebtedness will be dependent upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control.

  WE ARE SUBJECT TO HAZARDS CUSTOMARY IN THE OILFIELD SERVICE INDUSTRY AND TO THOSE MORE SPECIFIC TO MARINE OPERATIONS. WE MAY NOT HAVE INSURANCE TO COVER ALL THESE HAZARDS.

     Our operations are subject to the many hazards customary in the oilfield services industry. Contract drilling and well servicing require the use of heavy equipment and exposure to hazardous conditions, which may subject us to liability claims by employees, customers and third parties. These hazards can cause personal injury or loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage and suspension of operations. Our offshore fleet is also subject to hazards inherent in marine operations, either while on site or during mobilization, such as capsizing, sinking and damage from severe weather conditions. In certain instances, we are required by contract to indemnify customers or others.

     We maintain insurance for injuries to our employees and other insurance coverage for normal business risks, including general liability insurance. Although we believe our current insurance coverage to be adequate and in accordance with industry practice against normal risks in our operations, any insurance protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. The occurrence of a significant event against which we are not fully insured, or of a number of lesser events against which we are insured, but subject to substantial deductibles, could materially and adversely affect our operations and financial condition. Moreover, the September 11, 2001 terrorist attacks have significantly increased premiums for some types of coverage. We may not be able to maintain adequate insurance at rates or on terms that we consider reasonable or acceptable.

  FAILURE TO RETAIN KEY PERSONNEL COULD HURT OUR OPERATIONS.

     We require highly skilled personnel to operate and provide technical services and support for our drilling units. To the extent demand for drilling services and the size of the worldwide industry fleet increase, shortages of qualified personnel could arise, creating upward pressure on wages and difficulty in staffing rigs.

  GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL LIABILITIES MAY ADVERSELY AFFECT OUR OPERATIONS.

     Many aspects of our operations are subject to numerous governmental regulations that may relate directly or indirectly to the contract drilling and well servicing industries, including those relating to the protection of the environment. We have spent and will continue to spend material amounts to comply with these regulations. Laws and regulations protecting the environment have become more stringent in recent years and may in certain circumstances impose strict liability, rendering us liable for environmental damage without regard to negligence or fault on our part. These laws and regulations may expose us to liability for the conduct of, or conditions caused by, others or for acts that were in compliance with all applicable laws at the time the acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on us. In addition, the modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or development drilling for oil and gas could have a material adverse effect on our operations by limiting future contract drilling opportunities.

ITEM 2.  PROPERTY

     Our property consists primarily of mobile offshore and land-based drilling rigs, well servicing rigs and ancillary equipment, most of which we own. We operate some rigs under joint venture arrangements, management agreements and lease agreements. We also own and operate transport and heavy-duty trucks and other ancillary equipment. We own approximately 1,000 vehicles and lease approximately 50 others.

     We own office and operating facilities in Houma, Louisiana and in France, Argentina, Brazil, Venezuela, Algeria, Peru, Angola and Colombia. Additionally, we lease other office and operating facilities in Houston, Texas and in other international locations.

     We incorporate by reference in response to this item the information set forth in Item 1 of this annual report and the information set forth in Notes 2 and 5 of the Notes to Consolidated Financial Statements included in Item 8 of this annual report.

ITEM 3.  LEGAL PROCEEDINGS

     We and a number of other offshore drilling contractors with operations in the Gulf of Mexico are defendants in a lawsuit in the U.S. District Court of the Southern District of Texas entitled Verdin v. R&B Falcon Drilling USA, Inc. The plaintiff, who purports to be an "offshore worker" previously employed by R&B Falcon Drilling USA, Inc. has alleged that the defendants engaged in a conspiracy to depress wages and benefits paid to the defendants' offshore employees in violation of federal and state antitrust laws. We vigorously deny these allegations; however, we have agreed to participate in a settlement, subject to certification of a settlement class by the court and the satisfaction of other conditions. In June 2001, we recognized a $5.1 million charge for the portion of our share of the settlement amount that is not within the policy limits of our insurance. Our insurance carrier has not yet agreed to pay the remaining amount. The court has given preliminary approval to the settlement, which cannot become final until all members of the proposed class of plaintiffs (approximately 80,000 individuals) have been given notice and an opportunity to opt out of the settlement. Based on these and other procedural requirements, it is not expected that the court will be in a position to enter a final order until the second quarter of 2002. We do not believe the settlement will have a material adverse effect on our financial position, results of operations or cash flows.

     We are routinely involved in other litigation incidental to our business, which at times involves claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the existing litigation will have a material adverse effect on our financial position, results of operations or cash flow.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

     We have presented below information about our executive officers as of March 15, 2002. Officers are elected annually by the Board of Directors and serve until their successors are chosen or until their resignation or removal.

NAME                                        AGE                    POSITION
----                                        ---                    --------
Paul A. Bragg.............................  46    President and Chief Executive Officer
James W. Allen............................  58    Senior Vice President and Chief Operating
                                                  Officer
John C.G. O'Leary.........................  46    Vice President -- International Marketing
John R. Blocker, Jr. .....................  50    Vice President -- Latin American Operations
Gary W. Casswell..........................  49    Vice President -- Eastern Hemisphere
                                                  Operations
David A. Bourgeois........................  57    Vice President -- U.S. Operations
Marcelo D. Guiscardo......................  49    Vice President -- E&P Services
Earl W. McNiel............................  43    Vice President and Chief Financial Officer
Robert W. Randall.........................  60    Vice President -- General Counsel and
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

     James W. Allen was named Senior Vice President -- Operations in February 1996 and Chief Operating Officer in April 1999. He joined Pride in January 1993 as its Vice President -- International Operations (Latin America). From 1988 through 1992, Mr. Allen was an independent business consultant and managed private investments. From 1984 to 1988, he was Vice President Latin America for ENSCO. Mr. Allen has 29 years of oilfield experience with several different companies.

     John C.G. O'Leary was named Vice President -- International Marketing in March 1997 in connection with our acquisition of Forasol-Foramer N.V. Mr. O'Leary had been Manager, Marketing and Business Development of Forasol since June 1993, with primary responsibility for worldwide business development. Mr. O'Leary joined Forasol S.A. in August 1985.

     John R. Blocker, Jr. was named Vice President -- Latin American Operations in March 2000. He joined Pride in 1993 as President of our Argentina subsidiary, Pride International, S.R.L. From 1987 through 1993, Mr. Blocker managed private investments. He has more than 21 years of oilfield experience with several companies.

     Gary W. Casswell was named Vice President -- Eastern Hemisphere Operations in May 1999. He joined Pride in August 1998 and has approximately 22 years of oilfield drilling experience. From 1974 through 1998, Mr. Casswell was Operations Manager and Technical Development Manager of Santa Fe International Corporation (now part of GlobalSantaFe Corporation), an oilfield services company.

     David A. Bourgeois was named Vice President -- U.S. Operations in May 1999. He joined Pride in April 1994 with the purchase of Offshore Rigs, L.L.C., where he was Chief Operating Officer. From April 1994 to June 1996, he was Sales and Marketing Manager of Pride Offshore, Inc. and from June 1996 until May 1999 he was Vice President and General Manager of Pride Offshore, Inc.

     Marcelo D. Guiscardo joined Pride in March 2000 as Vice President -- E&P Services. From September 1999 until joining Pride, he was President of GDM Business Development, a private company providing consulting services to the energy industry. From November 1993 to September 1999, Mr. Guiscardo held various senior management positions with YPF Sociedad Anonima (now part of Repsol YPF S.A.), an integrated energy company, including Vice
President -- Exploration & Production.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the New York Stock Exchange under the symbol "PDE." As of March 15, 2002, there were 1,642 stockholders of record. The following table presents the range of high and low sales prices of our common stock for the periods shown:

                                                                   PRICE
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
2000
First Quarter...............................................  $22.94   $13.25
Second Quarter..............................................   26.75    19.69
Third Quarter...............................................   29.63    19.06
Fourth Quarter..............................................   28.88    18.06
2001
First Quarter...............................................  $29.30   $19.25
Second Quarter..............................................   32.66    18.56
Third Quarter...............................................   19.53     9.68
Fourth Quarter..............................................   15.60     9.82

     We have not paid any cash dividends on our common stock since becoming a publicly held corporation in September 1988. We currently have a policy of retaining all available earnings for the development and growth of our business and do not anticipate paying dividends on our common stock at any time in the foreseeable future. Our ability to pay cash dividends in the future is restricted by our existing financing arrangements. The desirability of paying such dividends could also be materially affected by U.S. and foreign tax considerations.

ITEM 6.  SELECTED FINANCIAL DATA

     We have derived the following selected consolidated financial information as of December 31, 2001 and 2000, and for each of the years in the three-year period ended December 31, 2001, from our audited consolidated financial statements included in Item 8 of this annual report. You should read this information in conjunction with those consolidated financial statements and the notes thereto. We have derived the selected consolidated financial information as of December 31, 1999, 1998 and 1997, and for each of the years in the two-year period ended December 31, 1998, from the audited consolidated financial statements of Pride and Marine that are not included herein. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this annual report.

                                                           YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------------
                                           2001         2000         1999         1998         1997
                                        ----------   ----------   ----------   ----------   ----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues..............................  $1,512,895   $1,173,038   $  734,791   $1,063,578   $  890,045
Operating costs.......................     902,267      722,303      519,494      626,510      536,708
Restructuring
  charges -- operating(1).............          --           --       12,817        5,500           --
Depreciation and amortization.........     198,928      174,570      125,292      100,122       75,656
Selling, general and administrative...     100,309       95,528       91,400       97,112       81,688
Pooling and merger costs(2)...........      35,766           --           --           --           --
Restructuring charges -- general and
  administrative(1)...................          --           --       23,831           --           --
                                        ----------   ----------   ----------   ----------   ----------
Earnings (loss) from operations.......     275,625      180,637      (38,043)     234,334      195,993
Other income (expense) net(3).........    (121,012)     (85,896)     (45,468)     (36,610)      49,735
                                        ----------   ----------   ----------   ----------   ----------
Earnings (loss) before income taxes
  and minority interest...............     154,613       94,741      (83,511)     197,724      245,728
Income tax provision (benefit)........      49,231       34,928      (25,610)      59,446       83,095
Minority interest.....................      15,508       10,812        3,996          (60)         258
                                        ----------   ----------   ----------   ----------   ----------
Earnings (loss) before extraordinary
  item................................      89,874       49,001      (61,897)     138,338      162,375
Extraordinary item, net...............       1,332           --        3,884           --           --
                                        ----------   ----------   ----------   ----------   ----------
Net earnings (loss)...................  $   91,206   $   49,001   $  (58,013)  $  138,338   $  162,375
                                        ==========   ==========   ==========   ==========   ==========
Net earnings (loss) per share before
  extraordinary item(1)(2)
     Basic............................  $     0.68   $     0.40   $    (0.57)  $     1.35   $     1.72
                                        ==========   ==========   ==========   ==========   ==========
     Diluted..........................  $     0.67   $     0.39   $    (0.57)  $     1.22   $     1.60
                                        ==========   ==========   ==========   ==========   ==========
Net earnings (loss) per share after
  extraordinary item(1)(2)
     Basic............................  $     0.69   $     0.40   $    (0.54)  $     1.35   $     1.72
                                        ==========   ==========   ==========   ==========   ==========
     Diluted..........................  $     0.68   $     0.39   $    (0.54)  $     1.22   $     1.60
                                        ==========   ==========   ==========   ==========   ==========
Weighted average shares outstanding
     Basic............................     131,630      123,038      107,801      102,352       94,608
     Diluted..........................     142,778      126,664      107,801      113,577      101,595

                                                                 DECEMBER 31,
                                        --------------------------------------------------------------
                                           2001         2000         1999         1998         1997
                                        ----------   ----------   ----------   ----------   ----------
                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.......................  $   95,055   $  124,282   $  161,941   $   91,173   $  158,829
Property and equipment, net...........   3,371,159    2,621,365    2,501,520    2,157,416    1,432,134
Total assets..........................   4,205,690    3,337,633    3,054,819    2,667,851    1,875,683
Long-term debt and leases, net of
  current portion.....................   1,639,885    1,237,320    1,328,886    1,020,475      523,875
Stockholders' equity..................   1,697,106    1,443,330    1,236,468    1,124,861      980,523

---------------

(1) Restructuring charges include the cost of involuntary employee termination benefits, including severance, wage continuation, medical and other benefits, facility closures, related personnel relocation costs and other costs in connection with a reduction in our workforce in 1999. Please read
    Note 7 of the Notes to Consolidated Financial Statements in Item 8 of this annual report for more information about these charges.

(2) Pooling and merger costs consist of cash costs incurred for investment advisory, legal and other professional fees, closure of duplicate office facilities and employee terminations in connection with our acquisition of Marine in September 2001. Please read Note 7 of the Notes to Consolidated Financial Statements in Item 8 of this annual report for more information about these charges.

(3) Other income (expense) net, earnings (loss) before income taxes and net earnings (loss) for the year ended December 31, 1997 include a pretax gain of $83.6 million ($53.5 million, net of income tax) on the divestiture of our U.S. land-based well servicing business. The gain was partially offset by non-recurring charges totaling $4.2 million, net of income taxes, relating principally to the induced conversion of $28.0 million principal amount of our convertible subordinated debentures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of this annual report. The following information contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of certain limitations inherent in such statements.

OVERVIEW

     We provide contract drilling and related services to oil and gas companies worldwide, operating both offshore and on land. As of March 15, 2002, we operated a global fleet of 328 rigs, including two ultra-deepwater drillships, 12 semisubmersible rigs, 35 jackup rigs, 29 tender-assisted, barge and platform rigs and 250 land-based drilling and workover rigs. We operate in more than 30 countries and marine provinces. We have four principal operating segments:
United States Offshore, International Offshore, International Land and E&P Services.

     In recent years, we have increased the size of our fleet capable of drilling in deeper waters. We have a 51% ownership interest in and operate two ultra-deepwater drillships, the Pride Africa and the Pride Angola, that were placed in service in October 1999 and May 2000, respectively. In November 2000, we acquired a jackup drilling rig, the Pride Ohio, which we had been operating under a bareboat charter since 1999. In February 2001, we purchased two semisubmersible drilling rigs, now the Pride Venezuela and the Pride North Sea, that are currently working in Venezuela and the United Kingdom sector of the North Sea, respectively. In March 2001, we increased our ownership from 26.4% to 100% in two newly built, dynamically-positioned, deepwater semisubmersible drilling rigs, the Pride Carlos Walter and the Pride Brazil. The Pride Carlos Walter and Pride Brazil commenced operations in Brazil in June and July 2001, respectively, working under five-year charter and service rendering contracts.

     In September 2001, we acquired Marine Drilling Companies, Inc. in a stock-for-stock transaction that created one of the world's largest offshore drilling contractors. Marine owned and operated a fleet of 17 offshore drilling rigs consisting of two semisubmersible units and 15 jackup units. Additionally, Marine owned one jackup rig configured as an accommodation unit. Currently, 14 of these rigs are located in the U.S. Gulf of Mexico, and the four remaining rigs are in Southeast Asia, the North Sea, Angola and Egypt. We issued 58.7 million shares of our common stock to the former shareholders of Marine, which equaled approximately 44% of the outstanding shares of our common stock immediately following completion of the acquisition. The combination with Marine has deleveraged our consolidated balance sheet and, at the same time, has enhanced our competitive position in the Gulf of Mexico jackup rig market and elsewhere. The acquisition was accounted for as a pooling-of-interests for accounting and financial reporting purposes and, accordingly, our consolidated financial statements reflect the combined operations of Pride and Marine for each period presented.

     In November 2001, we assumed operations of the Omega, a conventionally moored semisubmersible rig, in South Africa, and in January 2002 we assumed operations of the dynamically positioned semisubmersible rig, the Leiv Eiriksson, in Angola. Both rigs are owned by third parties who pay us a management fee to operate the rigs on their behalf.

     In 2001, we acquired 14 land-based drilling and workover rigs in Argentina and Venezuela for a total cost of $48.0 million.

  BUSINESS ENVIRONMENT

     Our revenues depend principally upon the number of available drilling and workover rigs, the number of days these rigs are utilized and the day rates received, and the amount of integrated project management, coiled tubing drilling and other E&P services that we provide.

     The number of available rigs may increase or decrease as a result of the acquisition or disposal of rigs, the construction of new rigs, the number of rigs being upgraded or repaired at any time and the entering into or termination of rig management contracts.

     The number of days our rig fleets are utilized and the day rates received is largely dependent upon the balance of supply and demand for drilling and workover services in the different geographic regions in which we operate. In order to improve utilization or realize higher day rates, we may mobilize our rigs from one market to another.

     Oil and gas companies' exploration and development drilling programs drive the demand for drilling, workover and E&P services. These drilling programs are affected by their expectations about oil and natural gas prices, anticipated production levels, demand for crude oil and natural gas products, government regulations and many other factors. Oil and gas prices are volatile, which has historically led to significant fluctuations in expenditures for oil and gas drilling and related services.

     Prices for oil and natural gas increased during 2000 and early 2001 and had a favorable impact on utilization, day rates and demand for our services. From mid-year 2001, activity in the Gulf of Mexico began to weaken, and by the fourth quarter we were experiencing particularly weak conditions in the Gulf of Mexico jackup market as lower natural gas prices and high natural gas inventory storage levels resulted in reduced demand for rig services. That market has continued to weaken since the end of 2001. As of March 15, 2002, 15 of our 27 jackup rigs located in the Gulf of Mexico were either available or undergoing upgrades, and the average day rate for the nine jackup rigs that were working was $23,900.

     In March 2002, we were awarded contracts by Pemex for three of the stacked mat-supported jackup rigs for work offshore Mexico. The contracts are for approximately four years each at average day rates of approximately $33,500. The first two rigs are expected to commence operations by the end of April 2002 and the third rig by early July 2002. Additionally, we have been awarded a two-year contract by Pemex for a 1,000 horsepower platform rig.

     Results for our international land and E&P services operations also declined in the fourth quarter of 2001 and have declined further in 2002 principally due to reduced activity levels, particularly in Argentina and Venezuela.

     During 2001, approximately 25% of our consolidated revenues was derived from our land-based drilling, workover and E&P services operations in Argentina, which is currently experiencing a political and economic crisis that has resulted in significant changes in its general economic policies and regulations. Over the past few months, new economic measures have been adopted by the Argentine government, including abandoning the country's fixed dollar-to-peso exchange rate, requiring private sector, dollar-denominated loans and contracts to be paid in pesos and placing restrictions on the convertibility of the Argentine peso. As a result, we recorded a charge in the fourth quarter of 2001 of $6.9 million, net of estimated income taxes, to reduce the carrying value of our net monetary assets in Argentina. We could record additional charges in the future to reflect any continuing adverse impact from these or other unfavorable economic measures that may be adopted. In addition, Argentina has imposed a 20% tax on oil exports effective March 1, 2002. The oil export tax could have a negative effect on oil production in Argentina and, accordingly, have a negative effect on demand in the near term for our services.

     Of our total fleet of 250 land-based drilling and workover rigs, 154 were located in Argentina as of March 15, 2002. Current utilization rates for the combined land-based fleet have been adversely impacted by the economic uncertainty in Argentina and Venezuela and are currently approximately 50% as compared with 73% during the fourth quarter of 2001. Activity levels are likely to remain low in our international land segment during 2002 unless market conditions improve in Argentina and Venezuela.

     The effect of reduced activity in our land markets in South America is expected to be offset to some extent by increased activity in Africa, where the first of five newly constructed mobile land rigs started work in Chad in December 2001. The second and third rigs commenced operations in March 2002 and the final two rigs are expected to commence operations in April 2002. All five rigs are contracted to ExxonMobil for initial periods ranging from five to seven years.

     In contrast to our other operating segments, our drilling rigs in international offshore markets have continued to experience high levels of activity. Contracts for offshore rigs in international markets tend to be longer-term than contracts in the Gulf of Mexico and are therefore influenced less by short-term fluctuations in the prices of oil and gas.

OUTLOOK

     Due to the volatility of oil and gas commodity prices, it is difficult to predict with any certainty whether conditions for a particular sector of our business will improve or deteriorate.

     With the current weakness in the Gulf of Mexico jackup market, we expect that results for our domestic offshore segment will continue to decline in the first quarter of 2002 and to remain weak through at least the first half of the year. Our results will benefit from the commencement of the three recently awarded jackup contracts with Pemex. A recovery in the U.S. economy, together with a meaningful decline in North America natural gas inventories, could lead to improved activity levels for our Gulf of Mexico fleet during the second half of 2002.

     We expect results for our international land and E&P services operations will decline in the first quarter of 2002, due to lower activity levels in Argentina and Venezuela resulting from the political and economic crises in those countries. With the start-up of our land-based operations in Chad, results for our international land-based operations should improve in the second quarter of 2002 and for the balance of the year.

     Results for our international offshore operations should be somewhat lower in the first quarter of 2002 as we conclude scheduled inspections, maintenance and deployment of several of our intermediate water depth semisubmersible rigs. Results are expected to improve in the second quarter as these rigs return to service.

     Please read "Business -- General" in Item 1 of this annual report and "-- Liquidity and Capital Resources" in this Item 7.

RESULTS OF OPERATIONS

     The following table presents selected consolidated financial information by operating segment for the periods indicated. Operating costs for the year ended December 31, 1999 include restructuring charges.

                                                 YEAR ENDED DECEMBER 31,
                              --------------------------------------------------------------
                                     2001                   2000                  1999
                              ------------------   ----------------------   ----------------
                                                   (DOLLARS IN THOUSANDS)
Revenues:
  United States offshore....  $  418,850    27.7%   $  327,368      27.9%   $168,885    23.0%
  International offshore....     507,139    33.5       395,336      33.7     302,856    41.2
  International land........     444,405    29.4       364,461      31.1     263,050    35.8
  E&P Services..............     142,501     9.4        85,873       7.3          --     0.0
                              ----------   -----    ----------     -----    --------   -----
     Total revenues.........  $1,512,895   100.0%   $1,173,038     100.0%   $734,791   100.0%
                              ==========   =====    ==========     =====    ========   =====
Operating Costs:
  United States offshore....  $  212,401    23.5%   $  183,348      25.4%   $128,498    24.1%
  International offshore....     250,464    27.8       209,349      29.0     196,860    37.0
  International land........     330,492    36.6       268,832      37.2     206,953    38.9
  E&P Services..............     108,910    12.1        60,774       8.4          --     0.0
                              ----------   -----    ----------     -----    --------   -----
     Total operating
       costs................  $  902,267   100.0%   $  722,303     100.0%   $532,311   100.0%
                              ==========   =====    ==========     =====    ========   =====
Gross Margin:
  United States offshore....  $  206,449    33.8%   $  144,020      32.0%   $ 40,387    19.9%
  International offshore....     256,675    42.0       185,987      41.2     105,996    52.4
  International land........     113,913    18.7        95,629      21.2      56,097    27.7
  E&P Services..............      33,591     5.5        25,099       5.6          --     0.0
                              ----------   -----    ----------     -----    --------   -----
     Total gross margin.....  $  610,628   100.0%   $  450,735     100.0%   $202,480   100.0%
                              ==========   =====    ==========     =====    ========   =====

  2001 COMPARED WITH 2000

     Revenues. Revenues in 2001 increased $339.9 million, or 29.0%, as compared to 2000, with increases from each of our operating segments.

     Revenues from United States offshore operations increased $91.5 million, or 27.9%, in 2001 as compared to 2000, principally due to increases in average day rates, partially offset by an overall decrease in utilization of our Gulf of Mexico jackup rigs. Average day rates for our Gulf of Mexico jackup and platform rig fleets were $38,600 and $19,700, respectively, during 2001 as compared with $28,200 and $14,600, respectively, during 2000. Average utilization rates for our Gulf of Mexico jackup rig fleet declined to 80.0% in 2001 from 90.3% in 2000, whereas average utilization for our platform rigs increased slightly to 57.5% in 2001 from 55.5% in 2000.

     Revenues from international offshore operations increased $111.9 million, or 28.3%, in 2001 as compared to 2000. The increase was principally due to revenues from newly constructed and recently acquired rigs and full-period operations in 2001 for the drillship Pride Angola. Revenues from the Pride Carlos Walter and the Pride Brazil, two newly-built deepwater semisubmersible rigs that entered into service in June and July 2001, respectively, totaled $49.4 million in 2001, and revenues from the Pride Venezuela and the Pride North Sea semisubmersible rigs, which were acquired in February 2001, totaled $15.1 million. Revenues from the Pride Angola, which commenced operations in May 2000, totaled $64.6 million in 2001 as compared with $37.1 million in 2000.

     Revenues from international land operations increased $79.9 million, or 21.9%, in 2001 as compared to 2000, as a result of increased day rates for our rigs in South America and the addition of 14 drilling rigs during

2001 that contributed $17.1 million of incremental revenue in 2001. Utilization levels for our other land-based rigs in 2001 were the same as 2000 levels.

     Revenues from E&P services increased $56.6 million, or 65.9%, in 2001 as compared with 2000, primarily due to the inclusion of a full year of operations in 2001 as compared with only nine months of activity in 2000, following the acquisition of the division in April of that year, as well as an increase in revenues from integrated project management services and coiled tubing drilling.

     Operating Costs. Operating costs in 2001 increased $180.0 million, or 24.9%, as compared to 2000. The increase was principally due to costs related to the newly acquired or constructed semisubmersible rigs, to increased costs of rigs that operated during 2001 that were being upgraded or were stacked in 2000, to costs for a full period in 2001 for the Pride Africa and the E&P services division as compared with a partial period in 2000 and to costs associated with integrated project management services and coiled tubing drilling.

     Depreciation and Amortization. Depreciation and amortization expense increased $24.4 million, or 14.0%, in 2001 as compared with 2000, due to incremental depreciation recorded on newly acquired and constructed rigs and depreciation of the costs associated with significant rig refurbishments and upgrades. This increase was partially offset by the effect of a reassessment of residual values and estimated remaining useful lives of certain rigs of $10.3 million.

     Selling, General and Administrative. Selling, general and administrative expenses for 2001 increased $4.8 million, or 5.0%, as compared with 2000, primarily due to a full year of expenses for our E&P services division as compared with nine months of expenses in 2000 and our July 2001 acquisition of 14 additional rigs in Argentina and Venezuela. As a percentage of revenues, selling, general and administrative expenses decreased from 8.1% in 2000 to 6.6% in 2001.

     Pooling and Merger Costs. Costs totaling $35.8 million were incurred in connection with the acquisition of Marine in September 2001. The costs consisted of investment advisory, legal and other professional fees totaling $24.4 million and costs associated with the closure of duplicate office facilities and employee terminations totaling $11.4 million.

     Other Income (Expense). Other expense in 2001 increased $35.1 million, or 40.9%, as compared to 2000. Interest expense increased by $14.6 million, principally due to interest on indebtedness added in the acquisition of the interests that we did not previously own in the Pride Carlos Walter and Pride Brazil, interest on construction financing for the rigs that had been capitalized during their construction and amortization of deferred financing costs relating to our zero coupon convertible debentures. The increase in interest expense was partially offset by the impact of a reduction in interest rates on floating rate debt. During 2001, we capitalized $19.0 million of interest expense in connection with construction projects, as compared to $11.2 million of interest capitalized in 2000.

     Other expense in 2001 included foreign exchange losses of $13.1 million and a $5.1 million charge in connection with the settlement of a wage-related antitrust lawsuit, partially offset by a gain from the sale of surplus assets. The foreign exchange losses included a pre-tax charge of $10.7 million (or $6.9 million net of estimated income taxes) to reduce the carrying value of our net monetary assets in Argentina. Other income in 2000 included a gain from a litigation settlement partially offset by losses on foreign currency exchange contracts.

     Income Tax Provision. Our consolidated effective income tax rate for 2001 decreased to 31.8% from 36.9% in 2000, principally as a result of increased income in foreign jurisdictions with low or zero effective tax rates. The decrease was partially offset as approximately $19.0 million of the pooling and merger costs is estimated to be non-deductible for U.S. federal income tax purposes. Exclusive of the effects of such non-deductible pooling and merger costs, the effective tax rate would have been approximately 28.9%.

     Minority Interest. Minority interest in 2001 increased $4.7 million, or 43.4%, as compared to 2000 due to an increase in net income generated by our 51% owned drillship, the Pride Angola, which commenced operations in May 2000.

     Extraordinary Item. We recognized an extraordinary gain in 2001 of $1.3 million, net of estimated income taxes, related to the early extinguishment of approximately $59.5 million accreted value of our zero coupon convertible subordinated debentures due 2018.

  2000 COMPARED WITH 1999

     Revenues. Revenues for 2000 increased $438.2 million, or 59.6%, as compared to 1999. Of this increase, $85.9 million related to the initiation of E&P services in April 2000 and $101.4 million related to significantly increased utilization of our international land-based rig fleet, primarily in Argentina and Colombia. Revenues from our United States offshore operations increased $158.5 million due to a full year of operations of the Pride North America semisubmersible rig, which began operating in the third quarter of 1999, as well as increased utilization and higher day rates for our Gulf of Mexico jackup and platform rigs. Revenues from our international offshore operations increased $92.5 million, of which $83.7 million related to the commencement of drillship operations and increased revenues from the semisubmersible rig, the Pride South Pacific, which started operating in the third quarter of 1999. These increases were partially offset by a decrease of $29.8 million in rig management fees.

     Operating Costs. Operating costs in 2000 increased $190.0 million, or 35.7%, as compared to 1999. Of this increase, $60.8 million related to the initiation of E&P services and approximately $61.9 million related to higher utilization of our international land-based rigs, primarily in Argentina and Colombia. An additional $54.9 million was attributable to higher utilization of our domestic offshore fleet, including a full year of operations in 2000 for the Pride North America, and $12.5 million was attributable to international offshore operations, due to commencement of drillship operations and a full year of operations for the Pride South Pacific, partially offset by a decrease in costs associated with managed rigs. The increases for international land-based rigs and international offshore operations, discussed above, are net of the non-recurring restructuring charges incurred in 1999 of $8.9 million and $3.9 million, respectively, described in Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this annual report.

     Depreciation and Amortization. Depreciation and amortization for 2000 increased $49.3 million, or 39.3%, compared to 1999, primarily as a result of the expansion of our fleet.

     Selling, General and Administrative. Selling, general and administrative costs in 2000 decreased $19.7 million, or 17.1%, as compared to 1999. Costs for 1999 include restructuring costs of $23.8 million resulting from a reduction in our workforce implemented in 1999, described in Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this annual report. Excluding these costs, selling, general and administrative costs in 2000 increased $4.1 million, or 4.5%, as compared to 1999, primarily as a result of the inclusion of costs related to E&P services, which recorded $7.4 million of selling, general and administrative costs, partially offset by reduced wages and related expenses company-wide associated with staff reductions resulting from the restructuring activity in 1999.

     Other Income (Expense). Other expense in 2000 increased $40.4 million, or 88.9%, as compared to 1999, primarily as a result of an increase of $35.1 million in interest expense on debt incurred to construct two new drillships and the additional interest related to debt incurred in the acquisition of our E&P services division, partially offset by an increase in interest income of $3.2 million related to an increase in cash available for investment. The increase in other expense was also attributable to a reduction of other income of $8.6 million due to foreign exchange losses, partially offset by a litigation settlement. In addition, other income (expense) in 1999 included an insurance gain of $7.4 million related to the loss of a land-based drilling rig in Bolivia. During 2000, we capitalized $11.2 million of interest expense in connection with construction projects, as compared to $33.2 million of interest capitalized in 1999.

     Minority Interest. Minority interest increased $6.8 million, or 171%, in 2000 as compared to 1999. Minority interest increased $10.6 million due to the 49% minority share of net income from the Pride Africa and Pride Angola drillships, which commenced operations in October 1999 and May 2000, respectively. This increase was partially offset by a decrease in the 40% minority share of net income from our Bolivian subsidiary due to our purchase of that minority interest in September 2000.

     Income Tax Provision (Benefit). Our consolidated effective income tax rate in 2000 increased to 36.9% as compared to a tax benefit of 30.7% in 1999. The increase is principally a result of increased income in jurisdictions with higher effective income tax rates and of foreign tax payments that were not deductible for U.S. tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     We had net working capital of $95.1 million and $124.3 million as of December 31, 2001 and December 31, 2000, respectively. Our current ratio, the ratio of current assets to current liabilities, was 1.2 at December 31, 2001 and
1.3 at December 31, 2000. The decrease in net working capital was primarily attributable to purchases of property and equipment, partially offset by an increase in working capital generated from operations and proceeds from the issuances of zero coupon convertible senior debentures and common stock.

     During the year ended December 31, 2001, additions to property and equipment consisted of $442.9 million for the Pride Carlos Walter and Pride Brazil (including $100.0 million for the purchase of the equity ownership interest we did not already own), $123.6 million for the purchase of the Pride Venezuela and Pride North Sea, $54.0 million for the construction of five mobile land-based rigs and related equipment for operations in Chad, $48.0 million for the acquisition of 14 land-based rigs and related facilities in South America, $142.5 million for certain reactivation, refurbishment and upgrade expenditures and approximately $121.3 million for other enhancement and sustaining capital projects.

     We have a 51% ownership interest in and operate the ultra-deepwater drillships Pride Africa and Pride Angola, which are contracted to work for Elf Exploration Angola under contracts expiring in June 2005 and May 2005, respectively, each with two one-year extension options. Financing for approximately $400 million of the drillships' total construction cost of $495 million was provided by a group of banks. The loans are secured by the two drillships and the proceeds from the related drilling contracts and are non-recourse to us and the joint owner. As of December 31, 2001, a total of $288.7 million was outstanding under these loans. As a condition of the drillship loans, we entered into interest rate swap and cap agreements. The agreements effectively fixed the interest rate on the Pride Africa loan at 7.34% through December 2006, effectively fixed the interest rate on the Pride Angola loan at 6.52% through July 2003 and effectively capped the interest rate on the Pride Angola loan at 6.52% from August 2003 to July 2007.

     In 1997 and 1999, respectively, we issued $325.0 million of 9 3/8% senior notes due 2007 and $200.0 million of 10% senior notes due 2009. The notes contain provisions that limit our ability and the ability of our subsidiaries, with certain exceptions, to pay dividends or make other restricted payments; incur additional debt or issue preferred stock; create or permit to exist liens; incur dividend or other payment restrictions affecting subsidiaries; consolidate, merge or transfer all or substantially all our assets; sell assets; enter into transactions with affiliates and engage in sale and leaseback transactions.

     In 1998, we issued $588.1 million face amount of zero coupon convertible subordinated debentures that mature in 2018, subject to the holders' rights to require us to repurchase the debentures beginning in April 2003 at the accreted value of the debentures, which equals the original issue price (39.1% of face amount) plus accrued original issue discount to the repurchase date. We have the option to pay the purchase price in cash or common stock. The debentures outstanding as of December 31, 2001 had a face amount of $382.0 million and an accreted value of $177.6 million. The debentures are convertible at any time into shares of our common stock at a conversion rate of 13.794 shares of common stock per $1,000 principal amount at maturity. During 2001, we purchased on the open market and then extinguished $129.1 million principal amount at maturity of the debentures. The aggregate purchase price was $56.2 million and the accreted value of the debentures, less deferred offering costs, was approximately $58.2 million, resulting in a gain after estimated taxes of $1.3 million, which amount was included as an extraordinary item in our consolidated statement of operations for the period.

     In January 2001, we issued $431.5 million face amount of zero coupon convertible senior debentures due 2021. The debentures are convertible into shares of our common stock at a conversion rate of 21.729 shares of common stock per $1,000 principal amount at maturity. We will become obligated to purchase the debentures for cash, at the option of the holders, beginning in January 2003 at the accreted value of the debentures, which equals the original issue price (60.8% of face amount) plus accrued original issue discount to the relevant purchase date. The debentures outstanding as of December 31, 2001 had a face amount of $431.5 million and an accreted value of $268.5 million. The debentures have restrictive covenants similar to our 9 3/8% senior notes due 2007 and 10% senior notes due 2009. In March 2002, we purchased on the open market and then extinguished $227.0 million principal amount at maturity of the debentures. The aggregate purchase price was $140.5 million and the accreted value of the debentures, less deferred offering costs, was $139.8 million, resulting in an extraordinary loss after estimated income taxes of $0.5 million, which will be recognized in the first quarter of 2002.

     The effective conversion price of the zero coupon convertible subordinated debentures due 2018 on their initial "put" date in April 2003 will be approximately $35.85 per share, and the effective conversion price of the zero coupon convertible senior debentures due 2021 on their initial "put" date in January 2003 will be approximately $29.43 per share. The closing price of our common stock on the New York Stock Exchange on March 15, 2002 was $14.80 per share. Based on current market conditions, we believe that we will likely be required to purchase for cash all the debentures of each series that are outstanding on their respective initial put dates.

     In March 2002, we issued $300.0 million principal amount of 2 1/2% convertible senior notes due 2007. Net proceeds, after deducting underwriting discounts and offering costs, were $291.8 million. The notes are convertible into approximately 18.2 million shares of our common stock (equal to a conversion rate of 60.5694 shares of common stock per $1,000 principal amount or $16.51 per share). Interest on the notes will be paid semiannually beginning in September 2002. The net proceeds have been and will be used to repay debt, including the repurchase of both series of outstanding zero coupon debentures. In connection with the issuance of the notes, a private equity fund related to First Reserve Corporation purchased 7.9 million shares of our common stock from third parties. As a result of that purchase and other purchases of our common stock by First Reserve managed funds, First Reserve funds currently own a total of 19.5 million shares of our common stock, or approximately 14.7% of the total shares outstanding.

     In February 2001, we purchased a second-generation semisubmersible drilling rig (now the Pride North Sea) and a third-generation semisubmersible drilling rig (now the Pride Venezuela) for $44.7 million in cash and 3.0 million shares of our common stock valued at $78.9 million.

     In March 2001, we increased from 26.4% to 100% our ownership in a joint venture that recently constructed two dynamically-positioned, deepwater semisubmersible drilling rigs. The Pride Carlos Walter commenced operations in June 2001, and the Pride Brazil commenced operations in July 2001. These rigs are operating for Petrobras under five-year charter and service rendering contracts, each with two one-year extension options. The purchase consideration for the interests we did not previously own consisted of approximately $86 million aggregate principal amount of senior convertible notes, which were issued to the Brazilian participant in the joint venture, and 519,468 shares of our common stock valued at approximately $14.0 million, which were issued to two investment funds managed by First Reserve Corporation pursuant to the funds' original investment in the joint venture. The acquisition added to our consolidated balance sheet approximately $443 million of assets represented by the two rigs, approximately $287 million of indebtedness incurred to finance the construction of the rigs ($250.0 million of which was outstanding as of December 31, 2001) and approximately $86 million of senior convertible notes issued to the Brazilian participant. The notes mature in March 2004, bear interest at 9% per annum and are convertible into approximately 4.0 million shares of our common stock.

     In July 2001, we entered into a credit agreement with a group of foreign banks to provide loans totaling up to $250.0 million to refinance the construction loans for the Pride Carlos Walter and Pride Brazil. Borrowings under the new facility bear interest at rates based on LIBOR plus an applicable margin of 1.50% to 1.85%. Principal and interest on the new loans are payable semi-annually from March 2002 through 2008. Funding under the new facility and repayment of the construction loans (which had interest rates of 11% per annum) was completed in November 2001. The new loans are secured by, among other things, a first priority mortgage on the drilling rigs and assignment of the charters for the rigs. As required by the lenders under the new facility, we entered into interest rate swap and cap agreements, which capped the interest rate on $50.0 million of the debt at 7% and which fixed the interest rate on the remainder of the debt at 5.58% from March 2002 through September 2006.

     In addition to the debt obligations described above, we had, as of December 31, 2001, approximately $46.7 million of other debt and capital lease obligations incurred primarily in connection with expansions of our offshore rig fleet and the purchase of the E&P services division. These include (1) a balance of $16.3 million principal amount of limited-recourse collateralized term loans made with two Japanese trading companies in 1994 to finance construction of our barge rigs, the Pride I and the Pride II, which term loans are being repaid from charter payments for the rigs in equal monthly installments of principal and interest (at 9.61% per annum) through July 2004 and (2) a $26.0 million promissory note (of which $11.6 million was outstanding as of December 31, 2001) issued to the seller of the E&P services division payable in monthly installments equal to the lesser of (a) 25% of the revenues of the division for the relevant month from services provided by it to the seller and its affiliates or (b) $722,222, which note bears interest at LIBOR plus 2.75% (which was 4.62% at December 31, 2001), payable quarterly. We are also obligated to make "earn-out" payments of up to $3.0 million each in April 2002, April 2003 and April 2004 based on the amount of E&P services purchased annually by the seller of that division. We expect the "earn-out" payment in April 2002 to be $3.0 million.

     We currently have senior bank credit facilities with domestic and foreign banks that provide aggregate availability of up to $255.0 million. The credit facilities terminate between June 2002 and June 2005. Borrowings under each of the credit facilities bear interest at variable rates based on LIBOR plus a spread ranging from 0.50% to 2.50%. As of December 31, 2001, there were borrowings of $100.0 million outstanding under these credit facilities. We also have a senior secured credit facility with a U.S. bank under which up to $15.0 million of letters of credit may be issued. Outstanding letters of credit issued under this credit facility are secured by our cash and cash equivalents maintained at such bank. The letter of credit facility expires in March 2003. As of December 31, 2001, there were $12.6 million of letters of credit issued under this credit facility.

     As of December 31, 2001, our long-term debt and capital lease obligations totaled approximately $1.7 billion. Although we do not expect that our level of total indebtedness will have a material adverse impact on our financial position, results of operations or liquidity in future periods, it may limit our flexibility in certain areas. Please read "Risk Factors -- We may be considered highly leveraged. Our significant debt levels and debt agreement restrictions may limit our flexibility in obtaining additional financing and in pursuing other business opportunities" in Item 1 of this annual report.

     The following table summarizes our contractual cash obligations at December 31, 2001.

                                                      PAYMENTS DUE BY PERIOD
                                          -----------------------------------------------
                                          UP TO 1     2-3       4-5     OVER 5
CONTRACTUAL CASH OBLIGATIONS(1)            YEAR      YEARS     YEARS    YEARS     TOTAL
-------------------------------           -------   --------   ------   ------   --------
                                                           (IN MILLIONS)
Principal payments on long-term
  debt(2)...............................  $ 99.8    $  831.3   $184.6   $609.0   $1,724.7
Interest payments.......................    97.2       180.1    123.7     62.5      463.5
Capital lease obligations...............     3.8         7.3     10.1       --       21.2
Operating leases -- rigs(3).............    12.8        23.3     26.7     81.3      144.1
                                          ------    --------   ------   ------   --------
     Total cash obligations.............  $213.6    $1,042.0   $345.1   $752.8   $2,353.5
                                          ======    ========   ======   ======   ========

---------------

(1) Does not include unconditional purchase commitments to third parties for materials, goods and services incurred in the normal course of business.

(2) Assumes that we are required to purchase all the outstanding zero coupon convertible debentures of each series for cash on their initial put dates.

(3) Primarily related to the Pride South America semisubmersible rig. In addition to rig operating leases, we have operating leases for other equipment, vehicles and various facilities. Rental expense under all operating leases for the years ended December 31, 2001, 2000 and 1999 was $48.8 million, $39.4 million and $30.7 million, respectively.

     We established the Pride International, Inc. Direct Stock Purchase Plan in 2000, which provides a convenient way for investors to purchase shares of our common stock without paying brokerage commissions or service charges. During 2001, we sold approximately 2.6 million shares of common stock under this plan for net proceeds of $62.0 million.

     We have a 26.4% equity interest in a joint venture company that is constructing two dynamically-positioned, deepwater semisubmersible drilling rigs, yet to be named and currently referred to as the Amethyst 4 and Amethyst
5. In April 2001, the builder of these rigs, Friede Goldman Halter, Inc. ("FGH") filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and requested the Bankruptcy Court to reject the construction contracts. In July 2001, the Bankruptcy Court officially rejected the construction contracts. To ensure completion of construction under the shipbuilding contracts for the Amethyst 4 and Amethyst 5, FGH posted performance bonds totaling $175 million. The surety has commenced funding the cost of completing the rigs under its obligations. Currently, a limited scope of work is continuing on the rigs at FGH to prepare them for transit to other shipyards, and bids are being obtained for completion of the construction of the rigs. We anticipate that the construction of the rigs will be completed in late 2003. The joint venture company has financed 87.5% of the cost of construction of these rigs through credit facilities, with repayment of the borrowings under those facilities guaranteed by the United States Maritime Administration ("MARAD"). Advances under the credit facilities are being provided without recourse to us or the other joint venture owners. The remaining 12.5% of the cost of construction is being provided by the joint venture company from equity contributions that have been made by the joint venture partners. Through December 31, 2001, our equity contributions to the joint venture totaled $26.5 million, including capitalized interest of $4.9 million. In the opinion of management, the performance and payment bonds issued by the surety on behalf of FGH, together with additional draws under the MARAD-guaranteed credit facilities, will provide sufficient funds to complete the Amethyst 4 and Amethyst 5 without requiring additional contributions by the joint venture partners.

     The Amethyst 4 and Amethyst 5 are being built to operate under long-term charter and service rendering contracts with Petrobras; however, Petrobras has given notice of cancellation of those contracts for late delivery. Based on current demand for deepwater drilling rigs, we believe that Petrobras or another customer will employ the Amethyst 4 and Amethyst 5 under new or amended contracts. There can be no assurance, however, that either the Amethyst 4 or Amethyst 5 will be chartered to Petrobras or to any other customer.

     We believe that cash and cash equivalents on hand, together with the cash generated from our operations, borrowings under our credit facilities and the net proceeds from our March 2002 issuance of 2 1/2% convertible senior notes, will be adequate to fund normal ongoing capital expenditures, working capital and debt service requirements for the foreseeable future. As of December 31, 2001, $55.4 million of our cash balances, which amount is included in restricted cash, consists of funds held in trust in connection with our drillship and semisubmersible loans and our limited-recourse collateralized term loans and, accordingly, is not available for our use.

     The September 2001 combination with Marine has deleveraged our consolidated balance sheet and enhanced our competitive position in the Gulf of Mexico jackup rig market and elsewhere. Since the combination was a stock-for-stock transaction and Marine was essentially debt free, the combined company has a lower debt to equity ratio than Pride had previously on a stand-alone basis. The lower debt to equity ratio has resulted in improved credit ratings, which are expected to reduce borrowing costs. We believe the cash flows of the combined companies will allow us to both reduce our existing long-term indebtedness more rapidly and refinance certain debt components on more favorable terms than Pride would have been able to accomplish on a stand-alone basis.

     From time to time, we may review additional expansion and acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. From time to time, we have one or more bids outstanding for contracts that could require significant capital expenditures and mobilization costs. We expect to fund acquisitions and project opportunities primarily through a combination of working capital, cash flow from operations and full or limited recourse debt or equity financing.

SIGNIFICANT ACCOUNTING POLICIES

     We consider policies concerning use of estimates, property and equipment, revenue recognition and foreign currency translation to have the most significant impact on our consolidated financial statements.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While we believe that such estimates are reasonable, actual results could differ from those estimates.

     Property and equipment are carried at original cost or adjusted net realizable value, as applicable. Major renewals and improvements are capitalized and depreciated over each asset's estimated remaining useful life. Maintenance and repair costs are charged to expense as incurred. When assets are sold or retired, the remaining costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income. Property and equipment held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We estimate the future undiscounted cash flows of the affected assets to determine the recoverability of carrying amounts. In general, analyses are based on expected day rates and utilization rates.

     We recognize revenue as services are performed based upon contracted day rates and the number of operating days during the period. Revenue from turnkey contracts is generally recognized upon completion. Anticipated losses on turnkey contracts are recognized in operating results when known. Mobilization fees received and costs incurred to mobilize a rig from one geographic area to another are deferred and recognized over the term of the related drilling contract.

     We account for translation of foreign currency in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." The majority of our revenues and expenditures are denominated in U.S. dollars to limit our exposure to foreign currency fluctuations, resulting in the use of the U.S. dollar as the functional currency. In addition, our operations in Venezuela and certain other foreign jurisdictions are in "highly inflationary" economies resulting in the use of the U.S. dollar as the functional currency. As a result, certain assets and liabilities of foreign operations are translated at historical exchange rates, revenues and expenses in these countries are translated at the average rate of exchange on a monthly basis, and all translation gains or losses are reflected in the period's results of operations. In those countries where the U.S. dollar is not the functional currency, revenues and expenses are translated at the average rate of exchange for the period, assets and liabilities are translated at end-of-period exchange rates and all translation gains and losses are recorded in accumulated other comprehensive loss within stockholders' equity.

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

     SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recognized on our balance sheet at that date, regardless of when the assets were initially recognized. We recognized goodwill amortization expense of $4.0 million, $3.0 million and $0.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. Such amortization will not be recorded in future years. We are currently evaluating the impairment methodology for goodwill.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 with early adoption encouraged. SFAS No. 143 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 with earlier application encouraged. We are currently assessing the impact of SFAS No. 144 and, therefore, cannot reasonably estimate the effect of this statement on our consolidated financial position, results of operations or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. These risks arise primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuation in interest rates and foreign currency exchange rates as discussed below. We entered into these instruments other than for trading purposes. We incorporate by reference in response to this item the information set forth in Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this annual report.

     Interest Rate Risk. We are exposed to interest rate risk through our convertible and fixed rate long-term debt. We have entered into agreements as required by the lenders under certain loan and credit agreements that effectively fixed or capped the interest rate on such debt. As of December 31, 2001, we held interest rate swap and cap agreements covering $521.6 million of our long-term debt. The fair market value of fixed rate debt will increase as prevailing interest rates decrease. The fair value of our long-term debt is estimated based on quoted market prices where applicable, or based on the present value of expected cash flows relating to the debt discounted at rates currently available to us for long-term borrowings with similar terms and maturities. The estimated fair value of our long-term debt as of December 31, 2001 and 2000 was approximately $1,744 million and $1,329 million, respectively, which is more than its carrying value as of December 31, 2001 and 2000 of $1,725 million and $1,305 million, respectively. A hypothetical 10% decrease in interest rates relative to market interest rates at December 31, 2001 would increase the fair market value of our long-term debt at December 31, 2001 by approximately $54 million.

     Foreign Currency Exchange Rate Risk. We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which expose us to foreign exchange rate risk. We utilize forward exchange and option contracts, local currency borrowings and the payment structure of customer contracts to selectively reduce our exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currencies. The estimated unrealized loss on our forward exchange and option contracts as of December 31, 2001 and 2000 was approximately $6.6 million and $6.8 million, respectively. A hypothetical 10% increase in the U.S. dollar relative to the value of all foreign currencies as of December 31, 2001 would result in an approximate $4.0 million decrease in the fair value of our forward exchange and option contracts. We do not hold or issue forward exchange contracts, option contracts or other derivative financial instruments for speculative purposes.

                           FORWARD-LOOKING STATEMENTS

     This annual report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included in this annual report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

     - benefits, effects or results of the Marine acquisition

     - future capital expenditures and investments in the construction, acquisition and refurbishment of rigs (including the amount and nature thereof and the timing of completion thereof)

     - repayment of debt

     - market conditions, expansion and other development trends in the contract drilling industry

     - business strategies

     - expansion and growth of operations

     - utilization rates and contract rates for rigs

     - completion and employment of rigs under construction and

     - future operating results and financial condition

     We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including those described under "Business -- Risk Factors" in
Item 1 of this annual report and the following:

     - general economic and business conditions

     - prices of oil and gas and industry expectations about future prices

     - foreign exchange controls and currency fluctuations

     - political stability in the counties in which we operate

     - the business opportunities (or lack thereof) that may be presented to and pursued by us and

     - changes in laws or regulations

     Most of these factors are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in these statements. We will not update these statements unless the securities laws require us to do so.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Pride International, Inc.:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of Pride International, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the acquisition of Marine Drilling Companies, Inc. on September 13, 2001 in a transaction accounted for as a pooling of interests, as described in Note 1 to the consolidated financial statements. We did not audit the financial statements of Marine Drilling Companies, Inc., which statements reflect total assets of $661 million as of December 31, 2000 and total revenue of $264 million and $115 million for the years ended December 31, 2000 and 1999, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Marine Drilling Companies, Inc., is based solely on the report of other auditors. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 27, 2002

                           PRIDE INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                       ASSETS

CURRENT ASSETS
  Cash and cash equivalents.................................  $   58,988   $   77,178
  Restricted cash...........................................      55,400       50,500
  Trade receivables, net....................................     333,433      284,761
  Parts and supplies........................................      59,720       54,448
  Deferred income taxes.....................................       2,096          601
  Other current assets......................................     122,503       67,998
                                                              ----------   ----------
       Total current assets.................................     632,140      535,486
                                                              ----------   ----------
PROPERTY AND EQUIPMENT, net.................................   3,371,159    2,621,365
                                                              ----------   ----------
OTHER ASSETS
  Investments in and advances to affiliates.................      26,524       59,420
  Goodwill, net.............................................      64,656       51,940
  Other assets..............................................     111,211       69,422
                                                              ----------   ----------
       Total other assets...................................     202,391      180,782
                                                              ----------   ----------
                                                              $4,205,690   $3,337,633
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable..........................................  $  188,686   $  148,246
  Accrued expenses..........................................     203,527      151,270
  Short-term borrowings.....................................      42,379       22,135
  Current portion of long-term debt.........................      99,850       85,286
  Current portion of long-term lease obligations............       2,643        4,267
                                                              ----------   ----------
       Total current liabilities............................     537,085      411,204
                                                              ----------   ----------
OTHER LONG-TERM LIABILITIES.................................     128,293       82,639
LONG-TERM DEBT, net of current portion......................   1,624,888    1,219,638
LONG-TERM LEASE OBLIGATIONS, net of current portion.........      14,997       17,682
DEFERRED INCOME TAXES.......................................     137,214      112,541
MINORITY INTEREST...........................................      66,107       50,599
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 50,000 shares authorized;
     none issued............................................          --           --
  Common stock, $.01 par value; 400,000 shares authorized;
     132,847 and 126,251 shares issued and outstanding,
     respectively...........................................       1,328        1,263
  Paid-in capital...........................................   1,218,624    1,056,206
  Accumulated other comprehensive loss......................      (1,015)      (1,102)
  Retained earnings.........................................     478,169      386,963
                                                              ----------   ----------
       Total stockholders' equity...........................   1,697,106    1,443,330
                                                              ----------   ----------
                                                              $4,205,690   $3,337,633
                                                              ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------
                                                                2001           2000          1999
                                                            ------------   ------------   ----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES..................................................   $1,512,895     $1,173,038     $734,791
OPERATING COSTS...........................................      902,267        722,303      519,494
RESTRUCTURING CHARGES.....................................           --             --       12,817
                                                             ----------     ----------     --------
  Gross Margin............................................      610,628        450,735      202,480
DEPRECIATION AND AMORTIZATION.............................      198,928        174,570      125,292
SELLING, GENERAL AND ADMINISTRATIVE.......................      100,309         95,528       91,400
POOLING AND MERGER COSTS..................................       35,766             --           --
RESTRUCTURING CHARGES.....................................           --             --       23,831
                                                             ----------     ----------     --------
EARNINGS (LOSS) FROM OPERATIONS...........................      275,625        180,637      (38,043)
                                                             ----------     ----------     --------
OTHER INCOME (EXPENSE)
  Interest expense........................................     (116,785)      (102,233)     (67,176)
  Interest income.........................................       11,148         12,682        9,438
  Other income (expense), net.............................      (15,375)         3,655       12,270
                                                             ----------     ----------     --------
          Total other expense, net........................     (121,012)       (85,896)     (45,468)
                                                             ----------     ----------     --------
EARNINGS (LOSS) BEFORE INCOME TAXES
  AND MINORITY INTEREST...................................      154,613         94,741      (83,511)
INCOME TAX PROVISION (BENEFIT)............................       49,231         34,928      (25,610)
MINORITY INTEREST.........................................       15,508         10,812        3,996
                                                             ----------     ----------     --------
NET EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM.............       89,874         49,001      (61,897)
EXTRAORDINARY ITEM, NET...................................        1,332             --        3,884
                                                             ----------     ----------     --------
NET EARNINGS (LOSS).......................................   $   91,206     $   49,001     $(58,013)
                                                             ==========     ==========     ========
NET EARNINGS (LOSS) PER SHARE BEFORE EXTRAORDINARY ITEM
  Basic...................................................   $     0.68     $     0.40     $  (0.57)
  Diluted.................................................   $     0.67     $     0.39     $  (0.57)
NET EARNINGS (LOSS) PER SHARE AFTER EXTRAORDINARY ITEM
  Basic...................................................   $     0.69     $     0.40     $  (0.54)
  Diluted.................................................   $     0.68     $     0.39     $  (0.54)
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic...................................................      131,630        123,038      107,801
  Diluted.................................................      142,778        126,664      107,801

   The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                             COMMON STOCK                                                       TOTAL
                                           -----------------    PAID-IN     ACCUMULATED OTHER    RETAINED   STOCKHOLDERS'
                                           SHARES    AMOUNT     CAPITAL     COMPREHENSIVE LOSS   EARNINGS      EQUITY
                                           -------   ------    ----------   ------------------   --------   -------------
                                                                           (IN THOUSANDS)
BALANCE -- DECEMBER 31, 1998.............  102,803   $1,028    $  727,987        $   (129)       $395,975    $1,124,861
  Net loss...............................       --       --            --              --         (58,013)      (58,013)
  Foreign currency translation...........       --       --            --          (1,417)             --        (1,417)
                                                                                                             ----------
    Total comprehensive loss.............                                                                       (59,430)
  Issuance of common stock in connection
    with conversion or cancellation of
    debentures...........................    6,768       68        75,757              --              --        75,825
  Issuance of common stock in connection
    with private investment..............    3,141       31        37,415              --              --        37,446
  Issuance of stock for stock offering...    4,600       46        54,371              --              --        54,417
  Other issuance of common stock.........      186        2         2,530              --              --         2,532
  Exercise of stock options..............      103        1           642              --              --           643
  Tax benefit of non-qualified stock
    options..............................       --       --           174              --              --           174
                                           -------   ------    ----------        --------        --------    ----------
BALANCE -- DECEMBER 31, 1999.............  117,601    1,176       898,876          (1,546)        337,962     1,236,468
  Net earnings...........................       --       --            --              --          49,001        49,001
  Foreign currency translation...........       --       --            --             444              --           444
                                                                                                             ----------
    Total comprehensive income...........                                                                        49,445
  Issuance of common stock in connection
    with Direct Stock Purchase Plan......    2,282       23        54,377              --              --        54,400
  Issuance of common stock in connection
    with private investment..............    4,500       45        71,955              --              --        72,000
  Issuance of stock for stock offering...    1,000       10        18,451              --              --        18,461
  Other issuance of common stock.........      101        1         2,081              --              --         2,082
  Exercise of stock options..............      766        8         7,397              --              --         7,405
  Tax benefit of non-qualified stock
    options..............................       --       --         3,069              --              --         3,069
                                           -------   ------    ----------        --------        --------    ----------
BALANCE -- DECEMBER 31, 2000.............  126,250    1,263     1,056,206          (1,102)        386,963     1,443,330
  Net earnings...........................       --       --            --              --          91,206        91,206
  Foreign currency translation...........       --       --            --              87              --            87
                                                                                                             ----------
    Total comprehensive income...........                                                                        91,293
  Issuance of common stock in connection
    with Direct Stock Purchase Plan......    2,596       26        62,000              --              --        62,026
  Issuance of common stock in connection
    with private investments.............    3,555       35        92,971              --              --        93,006
  Other issuance of common stock.........       97        1           996              --              --           997
  Exercise of stock options..............      349        3         6,364              --              --         6,367
  Tax benefit on non-qualified stock
    options..............................       --       --            87              --              --            87
                                           -------   ------    ----------        --------        --------    ----------
BALANCE -- DECEMBER 31, 2001.............  132,847   $1,328    $1,218,624        $ (1,015)       $478,169    $1,697,106
                                           =======   ======    ==========        ========        ========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2001        2000        1999
                                                            ---------   ---------   ---------
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES
  Net earnings (loss).....................................  $  91,206   $  49,001   $ (58,013)
  Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities --
     Depreciation and amortization........................    198,928     174,570     125,292
     Discount amortization on zero coupon convertible
       debentures.........................................     16,204      10,388      10,986
       Amortization of deferred loan costs................      6,604         344         443
       Gain on sale of assets.............................     (1,393)     (3,718)    (10,512)
       Deferred tax provision.............................      6,535      14,518     (17,792)
       Minority interest..................................     15,508      10,812       3,096
       Extraordinary item.................................     (1,332)         --      (3,884)
       Changes in assets and liabilities, net of effects
          of acquisitions --
          Trade receivables...............................    (43,370)   (104,736)     51,884
          Parts and supplies..............................     (4,152)    (10,758)     (7,134)
          Other current assets............................    (54,037)     32,280     (42,838)
          Other assets....................................    (28,230)    (23,099)       (178)
          Accounts payable................................    (18,061)      6,332     (79,285)
          Accrued expenses................................     29,709      26,923      11,601
          Other liabilities...............................     39,406      21,961       3,573
                                                            ---------   ---------   ---------
          Net cash provided by (used in) operating
            activities....................................    253,525     204,818     (12,761)
                                                            ---------   ---------   ---------
INVESTING ACTIVITIES
  Purchase of net assets of acquired entities, including
     acquisition costs, less cash acquired................     (8,934)    (45,755)         --
  Purchases of property and equipment.....................   (307,714)   (215,372)   (549,485)
  Proceeds from dispositions of property and equipment....      2,737       5,115     119,076
  Investments in and advances to affiliates...............    (17,788)     (8,408)     (2,430)
  Proceeds from sales of short-term investments...........         --      72,931     204,970
  Purchases of short-term investments.....................         --     (30,054)   (247,847)
                                                            ---------   ---------   ---------
          Net cash used in investing activities...........   (331,699)   (221,543)   (475,716)
                                                            ---------   ---------   ---------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock..................     63,023     146,943      94,395
  Proceeds from exercise of stock options.................      6,367       7,406         643
  Proceeds from minority interest owners..................         --          --      24,558
  Proceeds from issuance of convertible senior debentures,
     net of issue costs...................................    254,500          --          --
  Proceeds from debt borrowings...........................    194,039     129,222     623,040
  Reduction of debt.......................................   (453,045)   (255,459)   (236,984)
  Increase in restricted cash.............................     (4,900)    (33,800)    (14,300)
                                                            ---------   ---------   ---------
          Net cash provided by (used in) financing
            activities....................................     59,984      (5,688)    491,352
                                                            ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......    (18,190)    (22,413)      2,875
CASH AND CASH EQUIVALENTS, beginning of year..............     77,178      99,591      96,716
                                                            ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, end of year....................  $  58,988   $  77,178   $  99,591
                                                            =========   =========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION AND REPORTING

     The consolidated financial statements include the accounts of Pride International, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company" or "Pride"). All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior years' amounts to conform with the current year presentation.

     In September 2001, Pride acquired Marine Drilling Companies, Inc. ("Marine") pursuant to a merger of Marine into a wholly owned subsidiary of Pride. Approximately 58.7 million shares of Pride common stock were issued to the former shareholders of Marine, which equaled approximately 44% of the outstanding common shares of the combined company immediately following acquisition. The Marine merger was followed by a merger that changed Pride's state of incorporation from Louisiana to Delaware. The acquisition of Marine was accounted for as a pooling-of-interests for accounting and financial reporting purposes. Under this method of accounting, the recorded historical carrying amounts of the assets and liabilities of Pride and Marine are carried forward to the financial statements of the combined company at recorded amounts, results of operations of the combined company include the income and expenses of Pride and Marine for the entire fiscal period in which the combination occurred, and the historical results of operations of the separate companies for fiscal periods prior to the combination are combined and reported as the results of operations of the combined company. The results of operations of Pride and Marine for periods prior to the combination that are included in the combined company's recorded amounts are as follows (in thousands):

                                                       PRIDE      MARINE     COMBINED
                                                      --------   --------   ----------
SIX MONTHS ENDED JUNE 30, 2001
Revenues............................................  $561,414   $182,639   $  744,053
Net earnings........................................    30,071     52,562       82,633
YEAR ENDED DECEMBER 31, 2000
Revenues............................................  $909,007   $264,031   $1,173,038
Net earnings........................................       736     48,265       49,001
YEAR ENDED DECEMBER 31, 1999
Revenues............................................  $619,385   $115,406   $  734,791
Extraordinary item..................................     3,884         --        3,884
Net loss............................................   (51,883)    (6,130)     (58,013)

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

                           PRIDE INTERNATIONAL, INC.

  PROPERTY AND EQUIPMENT

     Property and equipment are carried at original cost or adjusted net realizable value, as applicable. Major renewals and improvements are capitalized and depreciated over the respective asset's remaining useful life. Maintenance and repair costs are charged to expense as incurred. When assets are sold or retired, the remaining costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income.

     For financial reporting purposes, depreciation of property and equipment is provided using the straight-line method based upon expected useful lives of each class of assets. Estimated useful lives of the assets for financial reporting purposes are as follows:

                                                               YEARS
                                                               -----
Rigs and rig equipment......................................    5-25
Transportation equipment....................................     3-7
Buildings and improvements..................................   10-20
Furniture and fixtures......................................       5

     Rigs and rig equipment have salvage values not exceeding 20% of the cost of the rig or rig equipment.

     Property and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company estimates the future undiscounted cash flows of the affected assets to determine the recoverability of carrying amounts. In general, analyses are based on expected day rates and utilization rates.

     Interest is capitalized on construction in progress at the interest rate on debt incurred for construction or at the weighted average cost of debt outstanding during the period of construction.

  GOODWILL

     The Company recorded goodwill in connection with certain of its acquisitions and amortized the amounts using the straight-line method over ten to fifteen years. See "New Accounting Pronouncements" below.

  REVENUE RECOGNITION

     The Company recognizes revenue as services are performed based upon contracted day rates and the number of operating days during the period. Revenue from turnkey contracts is generally recognized upon completion. Anticipated losses on turnkey contracts are recognized in operating results when known. Mobilization fees received and costs incurred to mobilize a rig from one geographic area to another are deferred and recognized over the term of the related drilling contract.

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

  FOREIGN CURRENCY TRANSLATION

     The Company accounts for translation of foreign currency in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." The majority of the Company's revenues and expenditures are denominated in U.S. dollars to limit the Company's exposure to foreign

                           PRIDE INTERNATIONAL, INC.

currency fluctuations, resulting in the use of the U.S. dollar as the functional currency. In addition, the Company's operations in Venezuela and certain other foreign jurisdictions are in "highly inflationary" economies resulting in the use of the U.S. dollar as the functional currency. As a result, certain assets and liabilities of foreign operations are translated at historical exchange rates, revenues and expenses in these countries are translated at the average rate of exchange on a monthly basis, and all translation gains or losses are reflected in the period's results of operations. In those countries where the U.S. dollar is not the functional currency, revenues and expenses are translated at the average rate of exchange for the period, assets and liabilities are translated at end-of-period exchange rates and all translation gains and losses are included in accumulated other comprehensive loss within stockholders' equity.

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

  STOCK-BASED COMPENSATION

     The Company uses the intrinsic value based method of accounting for stock-based compensation prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations. Under this method, the Company records no compensation expense for stock options granted when the exercise price for options granted is equal to the fair market value of the Company's stock on the date of the grant.

  DERIVATIVE INSTRUMENTS AND HEDGING

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment to FASB Statement No. 133." SFAS No. 133 requires that all derivative financial instruments, including certain derivative instruments imbedded in other contracts, be recognized in the balance sheet at fair value, and that changes in such fair value be recognized in earnings unless specific hedging criteria are met. The Company adopted SFAS No. 133, as amended, on January 1, 2001. Adoption of SFAS No. 133, as amended, has not had nor is it expected to have a material impact on the Company's consolidated results of operations or financial position.

                           PRIDE INTERNATIONAL, INC.

  MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While it is believed that such estimates are reasonable, actual results could differ from those estimates.

  NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recognized on the Company's balance sheet at that date, regardless of when the assets were initially recognized. The Company recognized goodwill amortization expense of $4.0 million, $3.0 million and $0.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. Such amortization will not be recorded in future years. The Company is currently evaluating the impairment methodology for goodwill.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 with early adoption encouraged. SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 with earlier application encouraged. The Company is currently assessing the impact of SFAS No. 144 and, therefore, cannot reasonably estimate the effect of this statement on its consolidated financial position, results of operations or cash flows.

2.  PROPERTY AND EQUIPMENT

     Property and equipment as of December 31, 2001 and 2000 consists of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Rigs and rig equipment......................................  $3,814,593   $2,923,564
Transportation equipment....................................      25,501       21,948
Buildings...................................................      33,644       29,627
Other.......................................................      38,675       37,251
Construction-in-progress....................................     145,117      106,031
Land........................................................       8,752        7,905
                                                              ----------   ----------
                                                               4,066,282    3,126,326
Accumulated depreciation and amortization...................    (695,123)    (504,961)
                                                              ----------   ----------
Net property and equipment..................................  $3,371,159   $2,621,365
                                                              ==========   ==========

                           PRIDE INTERNATIONAL, INC.

     The Company capitalizes interest applicable to the construction of significant additions to property and equipment. For the years ended December 31, 2001, 2000 and 1999, total interest incurred was $135.8 million, $113.4 million and $100.4 million, respectively, of which $19.0 million, $11.2 million and $33.2 million, respectively, was capitalized.

     During the years ended December 31, 2001, 2000 and 1999, maintenance and repair costs included in operating costs on the accompanying consolidated statement of operations were $85.2 million, $116.5 million and $71.6 million, respectively.

3.  ACQUISITIONS

     In February 2001, the Company acquired a second-generation semisubmersible drilling rig (now the Pride North Sea) and a third-generation semisubmersible drilling rig (now the Pride Venezuela) for $44.7 million in cash and 3.0 million shares of the Company's common stock valued at $78.9 million. The Pride Venezuela is under contract in Venezuela for a minimum term of one year that began in February 2002. The Pride North Sea was refurbished prior to commencing operations in July 2001 in the Irish Sea, and is now working under a contract in the United Kingdom sector of the North Sea.

     In March 2001, the Company increased from 26.4% to 100% its ownership in a joint venture that recently constructed two dynamically-positioned, deepwater semisubmersible drilling rigs, the Pride Carlos Walter and the Pride Brazil, which commenced operations offshore Brazil in June and July 2001, respectively, for Petroleo Brasilerio S.A. ("Petrobras") under five-year charter and service rendering contracts, each with two one-year extension options. The purchase consideration for the interests the Company did not previously own consisted of approximately $86 million aggregate principal amount of senior convertible notes, which were issued to the Brazilian participant in the joint venture, and 519,468 shares of the Company's common stock valued at approximately $14 million, which were issued to two investment funds managed by First Reserve Corporation pursuant to the funds' original investment in the joint venture. See reference to First Reserve in Note 16. The acquisition added to the Company's consolidated balance sheet approximately $443 million of assets represented by the two rigs, approximately $287 million of indebtedness incurred to finance the construction of the rigs ($250 million of which was outstanding as of December 31, 2001) and approximately $86 million of convertible senior notes issued to the Brazilian participant.

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

     In September 2001, the Company acquired Marine in a stock-for-stock transaction that created one of the world's largest offshore drilling contractors. Marine owned and operated a fleet of 17 offshore drilling rigs consisting of two semisubmersible units and 15 jack-up units. Additionally, Marine owned one jack-up rig configured as an accommodation unit. The acquisition of Marine was accounted for as a pooling-of-interests for accounting and financial reporting purposes. In connection with the acquisition, the estimated remaining useful lives and residual values of certain rigs were reassessed and, as a result, net income for 2001 increased $6.7 million (or $.05 per share on a basic and diluted basis).

                           PRIDE INTERNATIONAL, INC.

4.  DEBT

  SHORT-TERM BORROWINGS

     The Company has agreements with several banks for short-term lines of credit denominated in U.S. dollars. The facilities are renewable annually and bear interest at variable rates based on LIBOR. The weighted average interest rates on such borrowings at December 31, 2001 was 8.0%. As of December 31, 2001, $42.4 million was outstanding under these facilities and $62.2 million was available.

  LONG-TERM DEBT

     Long-term debt at December 31, 2001 and 2000 consisted of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
9 3/8% Senior Notes due 2007................................  $  325,000   $  325,000
10% Senior Notes due 2009...................................     200,000      200,000
Drillship loans.............................................     288,687      351,826
Semisubmersible loans.......................................     250,000           --
Zero Coupon Convertible Senior Debentures Due 2021..........     268,545           --
Zero Coupon Convertible Subordinated Debentures Due 2018....     177,575      226,861
Senior convertible notes payable............................      85,853       21,250
Limited-recourse collateralized term loans..................      16,274       21,736
Note payable to seller......................................      11,556       20,222
Other notes payable.........................................       1,248       13,029
Credit facilities...........................................     100,000      125,000
                                                              ----------   ----------
                                                               1,724,738    1,304,924
Current portion of long-term debt...........................      99,850       85,286
                                                              ----------   ----------
Long-term debt, net of current portion......................  $1,624,888   $1,219,638
                                                              ==========   ==========

  9 3/8% SENIOR NOTES DUE 2007

     In May 1997, the Company issued $325.0 million principal amount of 9 3/8% Senior Notes due May 1, 2007 (the "9 3/8% Senior Notes"). Interest on the 9 3/8% Senior Notes is payable semi-annually on May 1 and November 1 of each year. The 9 3/8% Senior Notes are not redeemable prior to May 1, 2002, after which they will be redeemable, in whole or in part, at the option of the Company at redemption prices starting at 104.688% and declining to 100% by May 1, 2005. The indenture governing the 9 3/8% Senior Notes contains provisions that limit the ability of the Company and its subsidiaries, with certain exemptions, to pay dividends or make other restricted payments; incur additional debt or issue preferred stock; create or permit to exist liens; incur dividend or other payment restrictions affecting subsidiaries; consolidate, merge or transfer all or substantially all of its assets; sell assets; enter into transactions with affiliates and engage in sale and leaseback transactions.

  10% SENIOR NOTES DUE 2009

     In May 1999, the Company issued $200.0 million principal amount of 10% Senior Notes due June 1, 2009 (the "10% Senior Notes"). Interest on the 10% Senior Notes is payable semi-annually on June 1 and December 1 of each year. The 10% Senior Notes are not redeemable prior to June 1, 2004, after which they

                           PRIDE INTERNATIONAL, INC.

will be redeemable, in whole or in part, at the option of the Company at redemption prices starting at 105% of the principal amount and declining to 100% by June 1, 2007. In the event the Company consummates a qualified equity offering on or prior to June 1, 2002, the Company may use all or a portion of the proceeds to redeem up to 33% of the principal amount of the 10% Senior Notes at a redemption price equal to 110% of the aggregate principal amount thereof, together with accrued and unpaid interest to the date of redemption. The indenture governing the 10% Senior Notes contains provisions that limit the ability of the Company and its subsidiaries, with certain exemptions, to pay dividends or make other restricted payments; incur additional debt or issue preferred stock; create or permit to exist liens; incur dividend or other payment restrictions affecting subsidiaries; consolidate, merge or transfer all or substantially all of its assets; sell assets; enter into transactions with affiliates and engage in sale and leaseback transactions.

  DRILLSHIP LOANS

     In connection with the construction of two ultra-deepwater drillships, the Pride Africa and the Pride Angola, the Company and the two joint venture companies in which the Company has a 51% interest entered into financing arrangements with a group of banks that provided $400 million of the drillships' total cost of $495 million. The loans with respect to the Pride Africa and the Pride Angola are non-recourse to the Company and the joint owner. As of December 31, 2001, $125.8 million was outstanding under the loans for the Pride Africa and $162.9 million was outstanding under the loans for the Pride Angola. The loans are being repaid from the proceeds of the related charter contracts in semi-annual installments of principal and interest through December 2006 and July 2005 for the Pride Africa and Pride Angola, respectively. The payment terms of the Pride Angola loan were extended to July 2007 when the customer extended the drilling contract to five years in February 2002. The drillship loans bear interest at LIBOR plus 1.10% to 1.25% and had a weighted average interest rate of 6.88% at December 31, 2001. As a condition of the drillship loans, the Company entered into interest rate swap and cap agreements with the lenders that fixed the interest rate on the Pride Africa loan at 7.34% through December 2006, fixed the interest rate on the Pride Angola loan at 6.52% through July 2003 and capped the interest rate on the Pride Angola loan at 6.52% from August 2003 to July 2007. Such swap and cap agreements are not considered derivatives because
(1) the swap and cap agreements were required by the lenders under the drillship loans; (2) the Company believes that such loans would not have been available to the Company without the related swap and cap agreements; and (3) the drillship loans prohibit the Company from selling or transferring the swap and cap agreements without the consent of the lenders, and the Company does not believe that the lenders would grant such consent as long as any principal amounts are outstanding. In accordance with the debt agreements, certain cash balances are held in trust to assure that timely interest and principal payments are made. At December 31, 2001 and 2000, $48.4 million and $48.1 million, respectively, of such cash balances, which amount is included in restricted cash, was held in trust and is not available for use by the Company.

  SEMISUBMERSIBLE LOANS

     In March 2001, in connection with the acquisition of the interests the Company did not previously own in two deepwater semisubmersible drilling rigs, the Pride Carlos Walter and the Pride Brazil, the Company assumed approximately $287 million of indebtedness incurred to finance the construction of the rigs. An aggregate $53 million of the construction-related indebtedness, which was scheduled to mature in November 2001 and bore interest at 11 3/4% per annum, was repaid in April 2001.

     In July 2001, the Company entered into a credit agreement with a group of foreign banks to provide loans totaling up to $250 million to refinance the construction loans for the Pride Carlos Walter and Pride Brazil. Borrowings under the new facility bear interest at rates based on LIBOR plus an applicable margin of 1.50% to 1.85%. Principal and interest are payable semi-annually from March 2002 through 2008. Funding under the new facility and repayment of the construction loans (which had interest rates of 11% per annum) was completed in November 2001. As required by the lenders under the new facility, the Company entered into

                           PRIDE INTERNATIONAL, INC.

interest rate swap and cap agreements with the lenders that capped the interest rate on $50.0 million of the debt at 7% and which fixed the interest rate on the remainder of the debt at 5.58% from March 2002 through September 2006. Such swap and cap agreements are not considered derivatives because (1) the swap and cap agreements were required by the lenders under the facility agreement; (2) the Company believes that such credit facility would not have been available to the Company without the related swap and cap agreements; and (3) the credit facility prohibits the Company from selling or transferring the swap and cap agreements without the consent of the lenders, and the Company does not believe that the lenders would grant such consent as long as any principal amounts are outstanding. The new loans are secured by, among other things, a first priority mortgage on the drilling rigs and assignment of the charters for the rigs. The debt agreement requires certain cash balance to be held in trust to assure that timely interest and principal payments are made. At December 31, 2001, $4.6 million of such cash balances, which amount is included in restricted cash, was held in trust and is not available for use by the Company.

  ZERO COUPON CONVERTIBLE SENIOR DEBENTURES

     In January 2001, the Company issued zero coupon convertible senior debentures due 2021 with a face amount of $431.5 million. The net proceeds to the Company in connection with the sale, after deducting underwriting discounts and offering expenses, amounted to approximately $254.5 million. The issue price of $608.41 for each debenture represents a yield to maturity of 2.50% per annum (computed on a semiannual bond equivalent basis) calculated from the issue date. The difference between the issue price and face amount of the debentures is recorded as a discount and amortized to interest expense using the effective interest method over the term of the debentures. The debentures, which mature on January 16, 2021, are convertible into shares of common stock of the Company at a conversion rate of 21.729 shares of common stock per $1,000 principal amount at maturity. The Company will become obligated to purchase the debentures, at the option of the holders, in whole or in part, for cash on January 16, 2003, 2005, 2007, 2009 and 2016 at a price per debenture equal to the issue price plus accrued original issue discount to the relevant purchase date. On or subsequent to January 16, 2004, the debentures are redeemable at the option of the Company, in whole or in part, for cash at a price equal to the issue price plus accrued original issue discount to the date of redemption. The debentures have restrictive covenants similar to the 9 3/8% Senior Notes and the 10% Senior Notes. See Note 16.

  ZERO COUPON CONVERTIBLE SUBORDINATED DEBENTURES

     In April 1998, the Company issued zero coupon convertible subordinated debentures due 2018 with a face amount of $588.1 million. The net proceeds to the Company in connection with the sale, after deducting underwriting discounts and offering expenses, amounted to approximately $222.6 million. The issue price of $391.06 for each debenture represents a yield to maturity of 4.75% per annum (computed on a semiannual bond equivalent basis) calculated from the issue date. The difference between the issue price and face amount of the debentures is recorded as a discount and amortized to interest expense using the effective interest method over the term of the debentures. The debentures, which mature on April 24, 2018, are convertible into shares of common stock of the Company at a conversion rate of 13.794 shares of common stock per $1,000 principal amount at maturity. The Company will become obligated to purchase the debentures, at the option of the holders, in whole or in part, on April 24, 2003, 2008 and 2013 at a price per debenture equal to the issue price plus accrued original issue discount to the relevant purchase date, settled either in cash, common stock or a combination thereof at the option of the Company. On or subsequent to April 24, 2003, the debentures are redeemable at the option of the Company, in whole or in part, for cash at a price equal to the issue price plus accrued original issue discount to the date of redemption.

     During 2001, the Company purchased on the open market and then extinguished $129.1 million face amount of the debentures. The total purchase price was $56.2 million and the accreted value of the debentures, less unamortized deferred offering costs, was $58.2 million, resulting in an extraordinary gain after

                           PRIDE INTERNATIONAL, INC.

estimated income taxes of $1.3 million. As of December 31, 2001, the outstanding debentures had a face amount of $382.0 million.

  SENIOR CONVERTIBLE NOTE PAYABLE

     In connection with the purchase of the Pride South America, the Company issued to the seller a $21.3 million senior convertible note. The note was repaid at maturity in September 2001.

     In March 2001, in connection with the acquisition of the interests the Company did not previously own in the Pride Carlos Walter and the Pride Brazil, the Company issued approximately $86 million aggregate principal amount of senior convertible notes. The notes, which mature in March 2004 and bear interest at 9% per annum, are convertible into approximately 4.0 million shares of the Company's common stock.

  LIMITED-RECOURSE COLLATERALIZED TERM LOANS

     The limited-recourse collateralized term loans are collateralized by two of the Company's drilling/ workover barge rigs, the Pride I and the Pride II, and related charter contracts. The loans are being repaid from the proceeds of the related charter contracts in equal monthly installments of principal and interest through July 2004. These loans are non-interest bearing and have implied interest rates of 9.61%. In addition, a portion of contract proceeds is being held in trust to assure that timely payment of future debt service obligations is made. At December 31, 2001 and 2000, $2.4 million and $2.4 million, respectively, of such contract proceeds, which amount is included in restricted cash, was being held in trust as security for the lenders and is not available for use by the Company.

  NOTE PAYABLE TO SELLER

     In connection with the acquisition in April 2000 of Services Especiales San Antonio S.A. ("San Antonio"), which constitutes the Company's E&P services division, the Company issued a $26.0 million promissory note to the seller. The note is payable in monthly installments though March 2003 and bears interest at LIBOR plus 2.75%, which was 4.62% at December 31, 2001.

  CREDIT FACILITIES

     At December 31, 2001, the Company had senior bank credit facilities with domestic and foreign banks with aggregate availability of up to $255.0 million. The credit facilities terminate between June 2002 and June 2005. Borrowings under each of the credit facilities bear interest at variable rates based on LIBOR plus a spread ranging from 0.50% to 2.50%. As of December 31, 2001, there was $100.0 million outstanding under these credit facilities.

     The Company has a senior secured credit facility with a U.S. bank under which up to $15.0 million of letters of credit may be issued. Outstanding letters of credit issued under this credit facility are secured by the Company's cash and cash equivalents maintained at such bank. The letter of credit facility expires in March 2003. As of December 31, 2001, there were $12.6 million of letters of credit issued under this credit facility.

                           PRIDE INTERNATIONAL, INC.

  FUTURE MATURITIES

     Future maturities of long-term debt at December 31, 2001 are as follows:

                                                                   AMOUNT
                                                               --------------
                                                               (IN THOUSANDS)
2002........................................................     $   99,850
2003........................................................        644,035
2004........................................................        187,271
2005........................................................         88,702
2006........................................................         95,888
Thereafter..................................................        608,992
                                                                 ----------
  Total long-term debt......................................     $1,724,738
                                                                 ==========

     As of December 31, 2001, the fair value of long-term debt was approximately $1,744 million.

     The effective conversion price of the zero coupon convertible subordinated debentures due 2018 on their initial "put" date in April 2003 will be approximately $35.85 per share, and the effective conversion price of the zero coupon convertible senior debentures due 2021 on their initial "put" date in January 2003 will be approximately $29.43 per share. The closing price of the Company common stock on the New York Stock Exchange on March 15, 2002 was $14.80 per share. Based on current market conditions, the Company believes that it will likely be required to purchase for cash all debentures of each series that are outstanding on their respective initial put dates at the then accreted amount. The amounts included in the above table of future maturities reflect the accreted amount of both series of debentures as of December 31, 2001. Such table does not contemplate the accretion up to the respective initial put dates, nor does it include the subsequent events described in Note 16.

5.  LEASES

     In February 1999, the Company completed the sale and leaseback of the Pride South America semisubmersible drilling rig with an unaffiliated entity pursuant to which it received $97.0 million as the sales price. The excess of funding over net book value of the rig has been deferred and is being amortized as a reduction of lease expense over the lease term. The lease is for a maximum term of 13.5 years, and the Company has options to purchase the rig at the end of 8.5 years and at the end of the maximum term. The lease has been classified as an operating lease for financial statement purposes. Rentals on the rig range from $11.7 million to $15.9 million annually.

     The Company has entered into agreements with an unaffiliated financial institution for the sale and leaseback of up to $22.0 million of equipment to be used in the Company's business. The Company has received aggregate proceeds of $15.9 million pursuant to these facilities attributable to two offshore platform rigs placed in service in 1996. The Company has purchase and lease renewal options at projected future fair market values under the agreements. The leases have been classified as operating leases for financial statement purposes. The excess of funding over net book value has been deferred and is being amortized as a reduction of lease expense over the maximum lease term of five years. Rentals on these transactions total $3.1 million annually.

     Rental expense for operating leases for equipment, vehicles and various facilities of the Company for the years ended December 31, 2001, 2000 and 1999 were $48.8 million, $39.4 million and $30.7 million, respectively.

     The Company has capital lease obligations pursuant to sale and leaseback agreements or financing arrangements with unaffiliated entities for three platform rigs and offices in France. The obligations are payable in semiannual installments through June 2006 and bear interest at a weighted average rate of 7.8%.

                           PRIDE INTERNATIONAL, INC.

     Future maturities of capital lease obligations, net of interest, at December 31, 2001 are as follows:

                                                                   AMOUNT
                                                               --------------
                                                               (IN THOUSANDS)
2002........................................................      $ 2,643
2003........................................................        2,921
2004........................................................        2,508
2005........................................................        7,637
2006........................................................        1,931
                                                                  -------
  Total capital lease obligations...........................      $17,640
                                                                  =======

6.  FINANCIAL INSTRUMENTS

     The Company's operations are subject to foreign exchange risks, including the risks of adverse foreign currency fluctuations and devaluations and of restrictions on currency repatriation.

     The Company limits the risks of adverse currency fluctuations and restrictions on currency repatriation by obtaining contracts providing for payment in U.S. dollars or freely convertible currency. To the extent possible, the Company limits its exposure to potentially devaluating currencies by matching its acceptance of local currencies to its expense requirements in those currencies. Moreover, the Company enters into forward exchange contracts and option contracts to manage foreign currency exchange risk associated with its Euro-denominated expenses. These forward exchange contacts and option contracts have not been designated as hedging instruments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as the forward or option contracts are not systematically identified as being the hedge of specific Euro expenditures on inception.

     Currency option contracts existing at December 31, 2001 principally consist of U.S. dollar calls/Euro puts sold by the Company. These contracts provide an economic hedge of the Company's exposure to fluctuations in the value of the Euro relative to the U.S. dollar. If the U.S. dollar strengthens during the period of the contracts, the counterparties will likely exercise their options and deliver Euro for U.S. dollars at the predetermined rate. In this case, the premium on the contract will offset part of the difference between the contractual strike rate on the option and the spot U.S. dollar/Euro rate at which the Company could otherwise have sold its U.S. dollars for Euro. If the U.S. dollar falls below the strike rate, the counterparties will tend not to exercise their options. In this case, the premium will partially offset the negative effect to the Company of the increase in the U.S. dollar equivalent of its Euro-denominated expenditures. The counterparties to these contracts are all major European banks.

     The unrealized loss on all forward exchange contracts and option contracts based on quoted market prices of comparable instruments was approximately $6.6 million and $6.8 million at December 31, 2001 and 2000, respectively. The net realized and unrealized losses on all forward and option contracts, included in other income (expense) for the years ended December 31, 2001, 2000 and 1999, were approximately $0.1 million, $3.3 million and $4.3 million, respectively.

                           PRIDE INTERNATIONAL, INC.

     The following table summarizes forward exchange contracts and option contracts outstanding at December 31, 2001:

                                                                   WEIGHTED
                                                                   AVERAGE
                           NOTIONAL       NOTIONAL     EXCHANGE    EXCHANGE
CONTRACT TYPE               AMOUNT        CURRENCY     CURRENCY      RATE     MATURITY    GAIN (LOSS)
-------------           --------------   -----------   ---------   --------   --------   --------------
                        (IN THOUSANDS)                                                   (IN THOUSANDS)
Forward exchange
  contracts...........     $30,900       U.S. Dollar     Euro       0.8959      2002        $(6,503)
U.S. Dollar call
  options sold........      12,000       U.S. Dollar     Euro       1.0700      2002            (70)
U.S. Dollar call
  options purchased...       2,000       U.S. Dollar     Euro       1.0105      2002             --
                           -------                                                          -------
Total.................     $44,900                                                          $(6,573)
                           =======                                                          =======

     The value of forward exchange contracts and option contracts upon ultimate settlement is dependent upon actual currency exchange rates at the various maturity or exercise dates. Upon maturity of forward exchange contracts, the Company delivers U.S. dollars and receives the Euro at the contractual rate or may pay or receive cash based on the notional amounts of the contracts and the difference between the contractual and market exchange rates on the maturity dates. In the case of sales of U.S. dollar call options, the Company is obliged to accept the Euro in exchange for U.S. dollars at the contractual rate on the exercise date notified by the counterparty or, by agreement, may pay cash based on the notional amounts of the contracts and the excess of market exchange rates over the contractual exchange rates on the exercise date.

7.  RESTRUCTURING CHARGE AND POOLING AND MERGER COSTS

     During 1999, the Company implemented a restructuring plan to address the dramatic decline in drilling and workover activity. The restructuring consisted of regional base consolidations, downsizing of administrative staffs and other reductions in personnel and resulted in an initial pretax charge of $38.5 million for current and future cash expenditures. Restructuring charges included $34.7 million of costs attributable to involuntary employee termination benefits (including insurance, wage continuation, medical and other benefits) relating to 767 operational employees and 88 management and administrative employees, $900,000 attributable to facility closures and $1.1 million of other costs in connection with the restructuring. As of December 31, 1999, the Company paid $31.8 million and reversed $1.8 million of the restructuring charges. During the year ended December 31, 2000, the Company had paid the remaining $4.9 million of such costs.

     In connection with the acquisition of Marine in September 2001, the Company incurred costs totaling $35.8 million consisting of investment advisory, legal and other professional fees of $24.4 million and costs associated with the closure of duplicate office facilities and employee terminations of $11.4 million. During 2001, the Company had paid $22.9 million of such fees and acquisition costs.

                           PRIDE INTERNATIONAL, INC.

8.  INCOME TAXES

     The components of the provision (benefit) for income taxes were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2001      2000       1999
                                                         -------   -------   --------
                                                                (IN THOUSANDS)
United States:
  Federal:
  Current..............................................  $15,694   $(1,457)  $(18,188)
  Deferred.............................................    8,947    14,360    (10,197)
                                                         -------   -------   --------
     Total -- Federal..................................   24,641    12,903    (28,385)
                                                         -------   -------   --------
Foreign:
  Current..............................................   27,002    21,867     10,370
  Deferred.............................................   (2,412)      158     (7,595)
                                                         -------   -------   --------
     Total -- Foreign..................................   24,590    22,025      2,775
                                                         -------   -------   --------
       Provision (benefit) for income taxes............  $49,231   $34,928   $(25,610)
                                                         =======   =======   ========

     The difference between the effective federal income tax rate reflected in the provision (benefit) for income taxes and the amounts which would be determined by applying the statutory federal tax rate to earnings (loss) before income taxes and minority interest is summarized as follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2001   2000   1999
                                                              ----   ----   ----
U.S. statutory rate.........................................  35.0%  35.0%  35.0%
Foreign.....................................................  (6.4)   1.6   (3.3)
Other.......................................................   3.2    0.3   (1.0)
                                                              ----   ----   ----
  Effective tax rate........................................  31.8%  36.9%  30.7%
                                                              ====   ====   ====

     The domestic and foreign components of earnings (loss) before income taxes and minority interest were as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2001       2000       1999
                                                      --------   --------   ---------
                                                              (IN THOUSANDS)
Domestic............................................  $ 20,248   $(15,284)  $(116,967)
Foreign.............................................   134,365    110,025      33,456
                                                      --------   --------   ---------
  Earnings (loss) before income taxes and minority
     interest.......................................  $154,613   $ 94,741   $ (83,511)
                                                      ========   ========   =========

                           PRIDE INTERNATIONAL, INC.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets as of December 31, 2001 and 2000 were as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Deferred tax liabilities:
     Depreciation...........................................  $ 298,147   $ 247,891
     Other..................................................     12,368       8,776
                                                              ---------   ---------
       Total deferred tax liabilities.......................    310,515     256,667
                                                              ---------   ---------
  Deferred tax assets:
     Net operating loss carryforwards.......................   (155,093)   (133,119)
     Alternative Minimum Tax credits........................    (27,958)    (16,863)
     Other..................................................     (3,763)     (8,972)
                                                              ---------   ---------
       Total deferred tax assets............................   (186,814)   (158,954)
     Valuation allowance for deferred tax assets............     11,417      14,227
                                                              ---------   ---------
       Net deferred tax assets..............................   (175,397)   (144,727)
                                                              ---------   ---------
       Net deferred tax liability...........................  $ 135,118   $ 111,940
                                                              =========   =========

     Applicable U.S. deferred income taxes and related foreign dividend withholding taxes have not been provided on approximately $361.2 million of undistributed earnings and profits of the Company's foreign subsidiaries. The Company considers such earnings to be permanently reinvested outside the United States. It is not practicable to estimate the amount of deferred income taxes associated with these unremitted earnings.

     As of December 31, 2001, the Company had deferred tax assets of $155.1 million relating to $445.5 million of net operating loss ("NOL") carryforwards and had $28.0 million of non-expiring Alternative Minimum Tax ("AMT") credits. The NOL carryforwards and AMT credits can be used to reduce the Company's federal and foreign income taxes payable in future years. The Company's ability to realize the entire benefit of its deferred tax assets requires that the Company achieve certain future earnings levels prior to the expiration of its NOL carryforwards. U.S. NOL carryforwards total $333.0 million and expire in the years ending December 31, 2019, 2020 and 2021. Foreign NOL carryforwards include $38.2 million which do not expire and $4.7 million and $69.6 million which expire in the years ending December 31, 2002 and 2003, respectively. The Company has recognized a partial valuation allowance due to the uncertainty of realizing certain foreign NOL carryforwards. The Company could be required to record an additional valuation allowance against certain or all of its remaining deferred tax assets if market conditions deteriorate or future earnings are below current estimates.

     In connection with the acquisition of Marine, the Company determined that certain NOL carryforwards and AMT credits are subject to limitation under Sections 382 and 383 of the U.S. Internal Revenue Code as a result of the greater than 50% cumulative change in ownership. However, the Company has determined that such limitations should not affect its ability to realize the benefits of the deferred tax assets associated with such NOL carryforwards and AMT credits.

9.  NET EARNINGS PER SHARE

     Basic net earnings per share has been computed based on the weighted average number of shares of common stock outstanding during the applicable period. Diluted net earnings per share has been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding

                           PRIDE INTERNATIONAL, INC.

during the period, as if stock options, convertible debentures and other convertible debt were converted into common stock, after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the convertible debentures and other convertible debt.

     The following table presents information necessary to calculate basic and diluted net earnings per share:

                                                             YEAR ENDED DECEMBER 31,
                                                         -------------------------------
                                                           2001       2000       1999
                                                         --------   --------   ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE
                                                                    AMOUNTS)
Net earnings (loss) before extraordinary item..........  $89,874    $49,001    $(61,897)
Extraordinary gain.....................................    1,332         --       3,884
                                                         -------    -------    --------
Net earnings (loss) after extraordinary item...........   91,206     49,001     (58,013)
Interest expense on convertible debentures and notes...    9,171         --          --
Income tax effect......................................   (3,210)        --          --
                                                         -------    -------    --------
  Adjusted net earnings (loss) after extraordinary
     item..............................................  $97,167    $49,001    $(58,013)
                                                         =======    =======    ========
Weighted average shares outstanding....................  131,630    123,038     107,801
Convertible debentures and notes.......................    9,437         --          --
Stock options..........................................    1,711      3,626          --
                                                         -------    -------    --------
  Adjusted weighted average shares outstanding.........  142,778    126,664     107,801
                                                         =======    =======    ========
Net earnings (loss) per share before extraordinary item
  Basic................................................  $  0.68    $  0.40    $  (0.57)
                                                         =======    =======    ========
  Diluted..............................................  $  0.67    $  0.39    $  (0.57)
                                                         =======    =======    ========
Net earnings (loss) per share after extraordinary item
  Basic................................................  $  0.69    $  0.40    $  (0.54)
                                                         =======    =======    ========
  Diluted..............................................  $  0.68    $  0.39    $  (0.54)
                                                         =======    =======    ========

     The calculation of diluted weighted average shares outstanding excludes
13.2 million, 13.1 million and 18.6 million common shares issuable pursuant to outstanding options, convertible notes and debentures for the years ended December 31, 2001, 2000 and 1999, respectively, because their effect was antidilutive.

10.  EMPLOYEE BENEFITS

     The Company has 401(k) defined contribution plans for its employees, which allow eligible employees to defer up to 15% of their eligible annual compensation, with certain limitations. The Company may at its discretion match up to 100% of the first 6% of compensation. The Company's contributions to the plan for the years ended December 31, 2001, 2000 and 1999 were $3.5 million, $2.9 million and $2.7 million, respectively.

     The Company has a deferred compensation plan, which provides its officers and key employees with the opportunity to participate in an unfunded, non-qualified plan. Eligible employees may defer up to 100% of compensation, including bonuses and proceeds from the exercise of stock options.

                           PRIDE INTERNATIONAL, INC.

11.  STOCKHOLDERS' EQUITY

  PREFERRED STOCK

     The Company is authorized to issue 50 million shares of preferred stock, par value $0.01 per share. The Company's board of directors has the authority to issue shares of preferred stock in one or more series and to fix the number of shares, designations and other terms of each series. The board of directors has designated 4.0 million shares of preferred stock to constitute the Series A Junior Participating Preferred Stock in connection with the Company's stockholders' rights plan. As of December 31, 2001, no shares of preferred stock are outstanding.

  COMMON STOCK

     In March 2000, the Company issued 4.5 million shares of common stock to a fund managed by First Reserve Corporation for approximately $72.0 million in order to finance the $35.0 million cash portion of the consideration paid for San Antonio (which constitutes the Company's E&P services division) and to improve the Company's overall liquidity. See reference to First Reserve in Note 16.

     In July 2000, the Company established the Pride International, Inc. Direct Stock Purchase Plan, which provides a convenient way for investors to purchase shares of its common stock without paying brokerage commissions or service charges. The Company sold 2.3 million shares under this plan for $54.4 million during the year ended December 31, 2000. For the year ended December 31, 2001, the Company sold 2.6 million shares for $62.0 million.

     In February 2001, the Company issued 3.0 million shares of common stock valued at $78.9 million in connection with the acquisition of the Pride North Sea and the Pride Venezuela.

     In March 2001, the Company issued 519,468 shares of common stock valued at approximately $14.0 million to investment funds managed by First Reserve Corporation in connection with the Company's acquisition of the funds' equity ownership interest in the Pride Carlos Walter and Pride Brazil (See Note 3).

  STOCKHOLDERS' RIGHTS PLAN

     The Company has adopted a preferred share purchase rights plan. Under the plan, each share of common stock includes one right to purchase preferred stock. The rights will separate from the common stock and become exercisable (1) ten days after public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% of the Company's outstanding common stock or (2) ten business days following the start of a tender offer or exchange offer that would result in a person's acquiring beneficial ownership of 15% of the Company's outstanding common stock. A 15% beneficial owner is referred to as an "acquiring person" under the plan. Certain investment funds managed by First Reserve Corporation, their affiliates and certain related parties currently have the right to acquire beneficial ownership of up to 19% of the Company's common stock without becoming an acquiring person under the plan. See reference to First Reserve in Note 16.

     The Company's board of directors can elect to delay the separation of the rights from the common stock beyond the ten-day periods referred to above. The plan also confers on the board the discretion to increase or decrease the level of ownership that causes a person to become an acquiring person. Until the rights are separately distributed, the rights will be evidenced by the common stock certificates and will be transferred with and only with the common stock certificates.

     After the rights are separately distributed, each right will entitle the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock for a purchase price of $50. The rights will expire at the close of business on September 30, 2011, unless the Company redeems or exchanges them earlier as described below.

                           PRIDE INTERNATIONAL, INC.

     If a person becomes an acquiring person, the rights will become rights to purchase shares of the Company's common stock for one-half the current market price, as defined in the rights agreement, of the common stock. This occurrence is referred to as a "flip-in event" under the plan. After any flip-in event, all rights that are beneficially owned by an acquiring person, or by certain related parties, will be null and void. The Company's board of directors has the power to decide that a particular tender or exchange offer for all outstanding shares of the Company's common stock is fair to and otherwise in the best interests of its stockholders. If the board makes this determination, the purchase of shares under the offer will not be a flip-in event.

     If, after there is an acquiring person, the Company is acquired in a merger or other business combination transaction or 50% or more of the Company's assets, earning power or cash flow are sold or transferred, each holder of a right will have the right to purchase shares of the common stock of the acquiring company at a price of one-half the current market price of that stock. This occurrence is referred to as a "flip-over event" under the plan. An acquiring person will not be entitled to exercise its rights, which will have become void.

     Until ten days after the announcement that a person has become an acquiring person, the Company's board of directors may decide to redeem the rights at a price of $0.01 per right, payable in cash, shares of common stock or other consideration. The rights will not be exercisable after a flip-in event until the rights are no longer redeemable.

     At any time after a flip-in event and prior to either a person's becoming the beneficial owner of 50% or more of the shares of common stock or a flip-over event, the Company's board of directors may decide to exchange the rights for shares of common stock on a one-for-one basis. Rights owned by an acquiring person, which will have become void, will not be exchanged.

  STOCK OPTION PLANS

     The Company has a long-term incentive plan which provides for the granting or awarding of stock options, restricted stock, stock appreciation rights and stock indemnification rights to officers and other key employees. The number of shares authorized and reserved for issuance under the long-term incentive plan is limited to 10% of total issued and outstanding shares, subject to adjustment in the event of certain changes in the Company's corporate structure or capital stock. Stock options may be exercised in whole or in part within 60 days of termination of employment or one year after retirement, total disability or death of an employee.

     Options granted under the long-term incentive plan prior to 1998 were vested 25% immediately, 50% after one year, 75% after two years and 100% after three years. Options granted in 1998 were vested 20% after one year, 40% after two years, 60% after three years, 80% after four years and 100% after five years. Options granted in 1999 and thereafter were vested 20% immediately, 40% after six months, 60% after 18 months, 80% after two years and 100% after 30 months.

     In 1993, the shareholders of the Company approved and ratified the 1993 Directors' Stock Option Plan. The purpose of the plan is to afford the Company's directors who are not full-time employees of the Company or any subsidiary of the Company an opportunity to acquire a greater proprietary interest in the Company. A maximum of 400,000 shares of the Company's common stock has been reserved for issuance upon the exercise of options granted pursuant to the plan. The exercise price of options is the fair market value per share on the date the option is granted. Directors' stock options vest over two years at the rate of 50% per year and expire ten years from date of grant.

     Pursuant to the merger agreement with Marine, all options to acquire Marine common stock were deemed to be an option to acquire the same number of shares of the Company's common stock and all Marine options became fully vested and exercisable pursuant to the "change of control" provisions of the Marine stock option plans.

                           PRIDE INTERNATIONAL, INC.

     Employee and director stock option transactions for the last three years are summarized as follows:

                                      EMPLOYEE STOCK OPTIONS     DIRECTOR STOCK OPTIONS
                                    --------------------------   -----------------------
                                        PRICE         SHARES         PRICE       SHARES
                                    -------------   ----------   -------------   -------
Outstanding as of December 31,
  1998............................                   7,150,172                   234,165
  Granted.........................  $ 6.19-$17.56    1,516,275   $ 9.44-$15.50    53,500
  Exercised.......................  $ 1.25-$10.50     (103,233)             --        --
  Forfeited.......................  $ 1.25-$22.75   (1,160,294)             --        --
                                                    ----------                   -------
Outstanding as of December 31,
  1999............................                   7,402,920                   287,665
  Granted.........................  $15.75-$28.66    1,454,700   $19.56-$29.25    48,500
  Exercised.......................  $ 1.25-$22.75     (737,873)  $ 4.00-$15.63   (28,000)
  Forfeited.......................  $ 6.19-$18.88     (121,385)                       --
                                                    ----------                   -------
Outstanding as of December 31,
  2000............................                   7,998,362                   308,165
  Granted.........................  $14.65-$29.63    2,159,500   $14.65-$28.10    66,500
  Exercised.......................  $ 2.50-$22.75     (322,689)  $  4.00-$8.38   (26,000)
  Forfeited.......................  $ 8.00-$29.63      (39,488)             --        --
                                                    ----------                   -------
Outstanding as of December 31,
  2001............................                   9,795,685                   348,665
                                                    ==========                   =======
Exercisable as of December 31,
  2001............................                   7,407,335                   298,415
                                                    ==========                   =======

     The weighted average fair values per share of options granted during the years ended December 31, 2001, 2000 and 1999 were $9.31, $10.55 and $5.43, respectively. The fair values were estimated using the Black-Scholes option-pricing model with the following significant assumptions:

                                                             2001      2000      1999
                                                            -------   -------   -------
Dividend yield............................................     0.00%     0.00%     0.00%
Volatility................................................    56.05%    54.64%    52.50%
Risk free interest rate...................................     4.87%     6.26%     5.75%
Expected term.............................................  5 years   5 years   5 years

     The following table summarizes information on stock options outstanding and exercisable at December 31, 2001 pursuant to the employee stock option plans:

                                    OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                       ---------------------------------------------   ---------------------------------------------
                                        WEIGHTED         WEIGHTED                       WEIGHTED         WEIGHTED
RANGE OF                 OPTIONS        AVERAGE          AVERAGE         OPTIONS        AVERAGE          AVERAGE
EXERCISE PRICES        OUTSTANDING   REMAINING LIFE   EXERCISE PRICE   EXERCISABLE   REMAINING LIFE   EXERCISE PRICE
---------------        -----------   --------------   --------------   -----------   --------------   --------------
$ 1.25-$12.00........   3,917,196         5.93            $ 8.45        3,166,346         5.70            $ 8.30
$12.01-$29.63........   5,878,489         7.74            $19.61        4,240,989         7.16            $20.96
                        ---------                                       ---------
$ 1.25-$29.63........   9,795,685         7.02            $15.15        7,407,335         6.54            $15.55
                        =========                                       =========

                           PRIDE INTERNATIONAL, INC.

     The following table summarizes information on stock options outstanding and exercisable at December 31, 2001 pursuant to the directors' stock option plan:

                                    OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                       ---------------------------------------------   ---------------------------------------------
                                        WEIGHTED         WEIGHTED                       WEIGHTED         WEIGHTED
RANGE OF                 OPTIONS        AVERAGE          AVERAGE         OPTIONS        AVERAGE          AVERAGE
EXERCISE PRICES        OUTSTANDING   REMAINING LIFE   EXERCISE PRICE   EXERCISABLE   REMAINING LIFE   EXERCISE PRICE
---------------        -----------   --------------   --------------   -----------   --------------   --------------
$ 8.38-$10.00........     44,000          6.11            $ 9.30          44,000          6.11            $ 9.30
$10.01-$29.25........    304,665          7.14            $20.11         254,415          6.73            $20.86
                         -------                                         -------
$ 8.38-$29.25........    348,665          7.01            $18.74         298,415          6.64            $19.16
                         =======                                         =======

     If the fair value based method of accounting prescribed by SFAS No. 123 had been applied, the Company's net income and earnings per share would approximate the pro forma amounts indicated below. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2001      2000       1999
                                                         -------   -------   --------
Net earnings (loss) (in thousands).....................  $73,010   $39,105   $(66,239)
Net earnings (loss) per share
  Basic................................................  $  0.55   $  0.32   $  (0.61)
  Diluted..............................................  $  0.55   $  0.31   $  (0.61)

12.  COMMITMENTS AND CONTINGENCIES

     During 2001, approximately 25% of the Company's consolidated revenues was derived from its land-based drilling, workover and E&P services operations in Argentina, which is currently experiencing a political and economic crisis that has resulted in significant changes in that country's general economic policies and regulations. Over the past few months, new economic measures have been adopted by the Argentine government, including abandoning the country's fixed dollar-to-peso exchange rate, requiring private sector, dollar-denominated loans and contracts to be paid in pesos and placing restrictions on the convertibility of the Argentine peso. As a result, the Company recorded a charge in the fourth quarter of 2001 of $6.9 million, net of estimated income taxes, to reduce the carrying value of its net monetary assets in Argentina. The Company could record additional charges in the future to reflect any continuing adverse impact from these or other unfavorable economic measures that may be adopted. In addition, Argentina has imposed a 20% tax on oil exports effective March 1, 2002. The oil export tax could have a negative effect on oil production in Argentina and, accordingly, have a negative effect on demand in the near term for the Company's services.

     The Company and a number of other offshore drilling contractors with operations in the Gulf of Mexico are defendants in a lawsuit in the U.S. District Court of the Southern District of Texas entitled Verdin v. R&B Falcon Drilling USA, Inc. The plaintiff, who purports to be an "offshore worker" previously employed by R&B Falcon Drilling USA, Inc. has alleged that the defendants engaged in a conspiracy to depress wages and benefits paid to the defendants' offshore employees in violation of federal and state antitrust laws. The Company vigorously denies these allegations; however, it has agreed to participate in a settlement, subject to certification of a settlement class by the court and the satisfaction of other conditions. In June 2001, the Company recognized a $5.1 million charge for the portion of its share of the settlement amount that is not within the policy limits of its insurance. The Company's insurance carrier has not yet agreed to pay the remaining amount. The court has given preliminary approval to the settlement, which cannot become final until all members of the proposed class of plaintiffs (approximately 80,000 individuals) have been given notice and an opportunity to opt out of the settlement. Based on these and other procedural requirements, it is not expected that the court will be in a position to enter a final order until the second quarter of 2002. The

                           PRIDE INTERNATIONAL, INC.

Company does not believe the settlement will have a material adverse effect on the Company's financial position, results of operations or cash flows.

     The Company is routinely involved in other litigation incidental to its business, which at times involves claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the existing litigation will have a material adverse effect on the Company's financial position, results of operations or cash flows.

13.  INVESTMENT IN AMETHYST JOINT VENTURE

     The Company has a 26.4% equity interest in a joint venture company that is constructing two dynamically-positioned, deepwater semisubmersible drilling rigs, yet to be named and currently referred to as the Amethyst 4 and Amethyst
5. In April 2001, the builder of these rigs, Friede Goldman Halter, Inc. ("FGH"), filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code and requested the Bankruptcy Court to reject the construction contracts. In July 2001, the Bankruptcy Court officially rejected the construction contracts. To ensure completion of construction under the shipbuilding contracts for the Amethyst 4 and Amethyst 5, FGH posted performance bonds totaling $175 million. The surety has commenced funding the cost of completing the rigs under its obligations. Currently, a limited scope of work is continuing on the rigs at FGH to prepare them for transit to other shipyards, and bids are being obtained for completion of the construction of the rigs. The Company anticipates that the construction of the rigs will be completed in late 2003. The joint venture company has financed 87.5% of the cost of construction of these rigs through credit facilities, with repayment of the borrowings under those facilities guaranteed by the United States Maritime Administration ("MARAD"). Advances under the credit facilities are being provided without recourse to the Company or the other joint venture owners. The remaining 12.5% of the cost of construction is being provided by the joint venture company from equity contributions that have been made by the joint venture partners. Through December 31, 2001, the Company's equity contributions to the joint venture totaled $26.5 million, including capitalized interest of $4.9 million. In the opinion of management, the performance and payment bonds issued by the surety on behalf of FGH, together with additional draws under the MARAD-guaranteed credit facilities, will provide sufficient funds to complete the Amethyst 4 and Amethyst 5 without requiring additional contributions by the joint venture partners. First Reserve-managed funds continue to hold an interest in the portion of the joint venture that is constructing the Amethyst 4 and Amethyst 5, which interest is exchangeable for 527,652 shares of the Company's common stock. See reference to First Reserve in Note 16.

     The Amethyst 4 and Amethyst 5 are being built to operate under long-term charter and service rendering contracts with Petrobras; however, Petrobras has given notice of cancellation of those contracts for late delivery. Based on current demand for deepwater drilling rigs, the Company believes that Petrobras or another customer will employ the Amethyst 4 and Amethyst 5 under new or amended contracts. There can be no assurance, however, that either the Amethyst 4 or Amethyst 5 will be chartered to Petrobras or to any other customer.

                           PRIDE INTERNATIONAL, INC.

14.  SUPPLEMENTAL FINANCIAL INFORMATION

  OTHER CURRENT ASSETS

     Other current assets as of December 31, 2001 and 2000 consisted of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2001      2000
                                                              --------   -------
                                                                (IN THOUSANDS)
Income tax receivable.......................................  $     --   $ 1,041
Insurance receivables.......................................    26,426     7,727
Receivable from affiliate...................................        --     6,600
Other receivables...........................................    20,600     5,565
Deferred mobilization and inspection costs..................    34,275    21,460
Deferred financing costs....................................     1,816     3,395
Prepaid expenses............................................    33,825    17,849
Other.......................................................     5,561     4,361
                                                              --------   -------
  Total other current assets................................  $122,503   $67,998
                                                              ========   =======

  GOODWILL

     Goodwill was $72.9 million and $56.1 million at December 31, 2001 and 2000, respectively. Accumulated amortization of goodwill at December 31, 2001 and 2000 was $8.2 million and $4.2 million, respectively. Goodwill amortization expense amounted to $4.0 million, $3.0 million and $0.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

  OTHER ASSETS

     Other assets as of December 31, 2001 and 2000 consisted of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2001      2000
                                                              --------   -------
                                                                (IN THOUSANDS)
Deferred financing costs....................................  $ 41,064   $17,989
Deferred mobilization and inspection costs..................    38,177    25,429
Employee savings plan.......................................    14,875    16,749
Other.......................................................    17,095     9,255
                                                              --------   -------
  Total other assets........................................  $111,211   $69,422
                                                              ========   =======

                           PRIDE INTERNATIONAL, INC.

  ACCRUED EXPENSES

     Accrued expenses as of December 31, 2001 and 2000 consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Insurance...................................................  $ 13,623   $  4,666
Payroll and benefits........................................    40,297     46,450
Taxes, other than income....................................     6,417      4,772
Interest....................................................    20,735     15,164
Current income taxes........................................     8,020      9,604
Earn-out payment, current portion...........................     3,000      3,000
Deferred revenue............................................    39,182     11,292
Foreign currency contracts..................................     6,573      6,313
Project costs...............................................     4,400         --
Pooling and merger costs....................................    12,912         --
Other.......................................................    48,368     50,009
                                                              --------   --------
  Total accrued expenses....................................  $203,527   $151,270
                                                              ========   ========

  OTHER LONG-TERM LIABILITIES

     Other long-term liabilities as of December 31, 2001 and 2000 consisted of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2001      2000
                                                              --------   -------
                                                                (IN THOUSANDS)
Deferred compensation.......................................  $ 16,188   $17,005
Deferred mobilization revenue...............................    47,420    29,322
Deferred revenue, other.....................................    17,682     8,838
Earn-out payment, net of current portion....................     6,000     9,000
Deferred gain on sale/leaseback.............................     2,839     3,116
Project costs...............................................    22,994        --
Other.......................................................    15,170    15,358
                                                              --------   -------
  Total other long-term liabilities.........................  $128,293   $82,639
                                                              ========   =======

                           PRIDE INTERNATIONAL, INC.

  OTHER INCOME (EXPENSE), NET

     Other income (expense), net for the years ended December 31, 2001, 2000 and 1999 consisted of the following:

                                                                 DECEMBER 31,
                                                         ----------------------------
                                                           2001      2000      1999
                                                         --------   -------   -------
                                                                (IN THOUSANDS)
Argentina writedown....................................  $(10,679)  $    --   $    --
Foreign exchange gains (losses)........................    (2,375)   (7,404)    1,709
Insurance gains........................................     1,299     1,800    13,633
Litigation settlement..................................    (5,100)    5,000        --
Other, net.............................................     1,480     4,259    (3,072)
                                                         --------   -------   -------
  Total other income (expense), net....................  $(15,375)  $ 3,655   $12,270
                                                         ========   =======   =======

  CASH FLOW INFORMATION

     Supplemental cash flow and non-cash transactions are as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Cash paid during the year for:
  Interest..............................................  $97,970   $97,166   $86,105
  Income taxes -- U.S., net.............................   13,165        --     2,059
  Income taxes -- foreign, net..........................   25,704    14,884     7,116
Change in capital expenditures in accounts payable......   55,346    21,244    28,177

                           PRIDE INTERNATIONAL, INC.

15.  FINANCIAL DATA OF DOMESTIC AND INTERNATIONAL OPERATIONS

     The following table sets forth certain consolidated information with respect to the Company by operating segment:

                                                             INTERNATIONAL
                                     U.S.           --------------------------------
                             --------------------                             E&P
                             CORPORATE   OFFSHORE     LAND      OFFSHORE    SERVICES     TOTAL
                             ---------   --------   --------   ----------   --------   ----------
                                                        (IN THOUSANDS)
2001
Revenue...................   $     --    $418,850   $444,405   $  507,139   $142,501   $1,512,895
Earnings (loss) from
  operations..............    (33,798)    111,936     12,917      177,355      7,215      275,625
Total assets..............    145,751     929,550    767,769    2,214,653    147,967    4,205,690
Capital expenditures,
  including
  acquisitions............      3,898      45,596    151,451      708,433     22,895      932,273
Depreciation and
  amortization............         --      58,414     50,551       76,065     13,898      198,928

2000
Revenue...................   $     --    $327,368   $364,461   $  395,336   $ 85,873   $1,173,038
Earnings (loss) from
  operations..............    (34,340)     78,435     27,305      101,300      7,937      180,637
Total assets..............    228,599     969,722    523,420    1,470,816    145,076    3,337,633
Capital expenditures,
  including
  acquisitions............     12,493      72,544     74,076       84,699     65,758      309,570
Depreciation and
  amortization............         --      57,886     49,657       57,309      9,718      174,570

1999
Revenue...................   $     --    $168,885   $263,050   $  302,856   $     --   $  734,791
Earnings (loss) from
  operations..............    (47,565)     (9,416)   (14,972)      33,910         --      (38,043)
Total assets..............    197,570     821,160    538,917    1,497,172         --    3,054,819
Capital expenditures,
  including
  acquisitions............      7,184     168,201     61,213      347,774         --      584,372
Depreciation and
  amortization............         --      43,763     44,214       37,315         --      125,292

                           PRIDE INTERNATIONAL, INC.

     The following table sets forth certain information with respect to the Company by geographic area:

                                         UNITED      SOUTH          OTHER
                                         STATES     AMERICA     INTERNATIONAL     TOTAL
                                        --------   ----------   -------------   ----------
                                                          (IN THOUSANDS)
2001
Revenue...............................  $418,850   $  716,572    $  377,473     $1,512,895
Earnings from operations..............    78,138       75,664       121,823        275,625
Long-term assets......................   953,619    1,154,219     1,465,712      3,573,550
Capital expenditures, including
  acquisitions........................    49,494      612,741       270,038        932,273
Depreciation and amortization.........    58,414       84,329        56,185        198,928
2000
Revenue...............................  $327,368   $  549,984    $  295,686     $1,173,038
Earnings from operations..............    44,095       67,694        68,848        180,637
Long-term assets......................   787,830      648,117     1,366,200      2,802,147
Capital expenditures, including
  acquisitions........................    85,037      112,935       111,598        309,570
Depreciation and amortization.........    57,886       57,731        58,953        174,570
1999
Revenue...............................  $168,885   $  402,798    $  163,108     $  734,791
Earnings (loss) from operations.......   (56,981)       8,030        10,908        (38,043)
Long-term assets......................   698,198      599,412     1,304,326      2,601,936
Capital expenditures, including
  acquisitions........................   175,385       61,213       347,774        584,372
Depreciation and amortization.........    43,763       47,711        33,818        125,292

     For the years ended December 31, 2001, 2000 and 1999, revenues from Argentina were $379.7 million, $262.7 million and $131.8 million, respectively. As of December 31, 2001, 2000 and 1999, total assets in Argentina were $448.7 million, $330.0 million and $244.1 million, respectively.

     Revenue is allocated to geographic areas based on the physical location of the rigs. Transactions between reportable segments are accounted for consistent with revenue and expense of external customers and are eliminated in consolidation.

     Depreciation expense relating to corporate fixed assets allocated to the operating segments for the years ended December 31, 2001, 2000 and 1999 was $3.7 million, $3.3 million and $2.2 million, respectively.

  SIGNIFICANT CUSTOMERS

     One customer accounted for approximately 11% of consolidated revenue for the year ended December 31, 2001, one customer accounted for approximately 11% of consolidated revenue for the year ended December 31, 2000 and two customers accounted for approximately 16% and 12%, respectively, of consolidated revenue for the year ended December 31, 1999. All revenue from these customers is attributable to the Company's operations in South America.

16.  SUBSEQUENT EVENTS

     In March 2002, the Company issued $300.0 million principal amount of 2 1/2% convertible senior notes due March 1, 2007. The net proceeds to the Company, after deducting underwriting discounts and offering costs, was $291.8 million. The notes are convertible into approximately 18.2 million shares of common stock of the Company (equal to a conversion rate of 60.5694 shares of common stock per $1,000 principal amount or $16.51 per share). Interest on the notes is payable on March 1 and September 1 of each year, with the first

                           PRIDE INTERNATIONAL, INC.

interest payment due September 1, 2002. On or after March 4, 2005, the notes are redeemable at the Company's option, in whole or in part, for cash at redemption prices starting at 101.0% and declining to 100% by March 1, 2007. The Company may redeem some or all of the notes at any time prior to March 4, 2005 at 100% of the principal amount, plus accrued and unpaid interest and an amount equal to 7.5% of the principal amount, less the amount of any interest actually paid on the notes on or prior to the redemption date, if the closing price of the Company's common stock has exceeded 150% of the price per share of the common stock corresponding to the conversion rate then in effect for at least 20 trading days within a period of 30 consecutive trading days. In connection with the issuance of the notes, a private equity fund related to First Reserve Corporation purchased 7.9 million shares of the Company's common stock from third parties. As a result of that purchase and other purchases of the Company's common stock by First Reserve managed funds, First Reserve funds currently own a total of 19.5 million shares of common stock, or approximately 14.7% of the total shares outstanding. First Reserve has been entitled to nominate one member of the Company's board of directors since July 1999. William E. Macaulay, a director of the Company, currently is First Reserve's board nominee. First Reserve manages private equity funds that specialize in the energy industry.

     In March 2002, the Company purchased on the open market and then extinguished a total of $227.0 million principal amount at maturity of its zero coupon convertible senior debentures due 2021. The total purchase price was $140.5 million and the accreted value of the debentures, less offering costs, was $139.8 million, resulting in an extraordinary loss after estimated income taxes of $0.5 million.

                           PRIDE INTERNATIONAL, INC.

17.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Summarized quarterly financial data for the years ended December 31, 2001 and 2000 were as follows:

                                              FIRST      SECOND     THIRD      FOURTH
                                             QUARTER    QUARTER    QUARTER    QUARTER
                                             --------   --------   --------   --------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2001
Revenue....................................  $355,228   $388,825   $406,298   $362,544
Earnings from operations...................    76,223     99,794     45,555     54,053
Net earnings...............................    35,921     46,712      5,443      3,130
Net earnings per share
  Basic....................................  $   0.28   $   0.35   $   0.04   $   0.02
  Diluted..................................  $   0.26   $   0.32   $   0.04   $   0.02
Weighted average common shares and
  equivalents outstanding
  Basic....................................   128,674    132,151    132,790    132,829
  Diluted..................................   147,213    154,803    133,865    133,717
2000
Revenue....................................  $222,563   $284,026   $304,317   $362,132
Earnings from operations...................    21,926     35,932     54,478     68,301
Net earnings (loss)........................    (2,115)     5,882     16,727     28,507
Net earnings (loss) per share
  Basic....................................  $  (0.02)  $   0.05   $   0.13   $   0.23
  Diluted..................................  $  (0.02)  $   0.05   $   0.13   $   0.22
Weighted average common shares and
  equivalents outstanding
  Basic....................................   118,636    123,498    124,225    125,746
  Diluted..................................   118,636    125,881    127,658    128,034

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with the Company's independent accountants regarding accounting and financial disclosure matters.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the Company's definitive proxy statement, which is to be filed with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") within 120 days of the end of the Company's fiscal year on December 31, 2001.

     Information with respect to the executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I of this annual report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the Company's definitive proxy statement, which is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year on December 31, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the Company's definitive proxy statement, which is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year on December 31, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the Company's definitive proxy statement, which is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year on December 31, 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are included as part of this report:

          (1) Financial Statements:

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   30
Consolidated Balance Sheet -- December 31, 2001 and 2000....   31
Consolidated Statement of Operations -- Years ended December
  31, 2001, 2000 and 1999...................................   32
Consolidated Statement of Changes in Stockholders'
  Equity -- Years ended December 31, 2001, 2000 and 1999....   33
Consolidated Statement of Cash Flows -- Years ended
  December 31, 2001, 2000 and 1999..........................   34
Notes to Consolidated Financial Statements..................   35

          (2) Consolidated Financial Statement Schedules:

             All financial statement schedules have been omitted because they are not applicable or not required, or the information required thereby is included in the consolidated financial statements or the notes thereto included in this annual report.

          (3) Exhibits:

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
  2.1     --    Agreement and Plan of Merger, dated as of May 23, 2001,
                among Pride International, Inc., a Louisiana corporation
                ("Old Pride"), PM Merger, Inc., a Delaware corporation
                renamed Pride International, Inc. ("Pride"), Marine Drilling
                Companies, Inc. ("Marine") and AM Merger, Inc. (incorporated by reference to Annex A to the Joint Proxy
                Statement/Prospectus included in the Registration Statement of Old Pride and Pride on Form S-4, Registration Nos.
                333-66644 and 333-66644-01 (the "Registration Statement")).
  2.2     --    Letter Agreement, dated as of August 3, 2001, among Old
                Pride, Pride, Marine and AM Merger, Inc. (incorporated by
                reference to Exhibit 2.2 to Pride's Current Report on Form
                8-K filed with the Commission on September 28, 2001, File
                No. 1-13289 (the "Form 8-K")).
  3.1     --    Certificate of Incorporation of Pride (incorporated by
                reference to Annex D to the Joint Proxy Statement/Prospectus included in the Registration Statement).
  3.2     --    Bylaws of Pride (incorporated by reference to Annex E to the
                Joint Proxy Statement/Prospectus included in the
                Registration Statement).
  4.1     --    Form of Common Stock Certificate (incorporated by reference to Exhibit 4.13 to the Registration Statement).
  4.2     --    Rights Agreement, dated as of September 13, 2001, between
                Pride and American Stock Transfer & Trust Company, as Rights
                Agent (incorporated by reference to Exhibit 4.2 to the Form
                8-K).
  4.3     --    Certificate of Designations of Series A Junior Participating
                Preferred Stock of Pride (incorporated by reference to
                Exhibit 4.3 to the Form 8-K).
  4.4     --    Indenture, dated as of May 1, 1997, between Pride and JP
                Morgan Chase Bank (formerly The Chase Manhattan Bank), as
                trustee (the "Senior Trustee") (incorporated by reference to
                Exhibit 4.1 to Pride's Quarterly Report on Form 10-Q for the
                quarter ended March 31, 1997, File Nos. 0-16961 and
                1-13289).
  4.5     --    Third Supplemental Indenture, dated as of January 16, 2001, between Pride and the Senior Trustee, relating to
                $431,454,000 principal amount at maturity of Zero Coupon
                Convertible Senior Debentures Due 2021 (incorporated by
                reference to Exhibit 4.5 of Pride's Annual Report on Form
                10-K for the year ended December 31, 2000, File No.
                1-13289).
  4.6     --    Fourth Supplemental Indenture, dated as of September 10,
                2001, between Pride and the Senior Trustee (incorporated by reference to Exhibit 4.4 to the Form 8-K).
  4.7     --    Indenture, dated as of April 1, 1998, between Pride and HSBC
                Bank USA (formerly named Marine Midland Bank), as trustee
                (the "Subordinated Trustee") (incorporated by reference to
                Exhibit 4.1 to Pride's Quarterly Report on Form 10-Q for the
                quarter ended March 31, 1998, File No. 1-13289).
  4.8     --    First Supplemental Indenture, dated as of April 24, 1998,
                between Pride and the Subordinated Trustee, relating to
                $588,145,000 principal amount at maturity of Zero Coupon
                Convertible Subordinated Debentures Due 2018 (incorporated by reference to Exhibit 4.2 to Pride's Quarterly Report on
                Form 10-Q for the quarter ended March 31, 1998, File No.
                1-13289).
  4.9     --    Second Supplemental Indenture, dated as of September 10,
                2001, between Pride and the Subordinated Trustee
                (incorporated by reference to Exhibit 4.5 to the Form 8-K).
Pride and its subsidiaries are parties to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the Commission upon request.

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 10.1     --    Securities Purchase Agreement, dated as of May 5, 1999 (the
                "Purchase Agreement"), between Pride and First Reserve Fund
                VIII, L.P. ("Fund VIII") (incorporated by reference to
                Exhibit 10.2 of Pride's Quarterly Report on Form 10-Q for
                the quarter ended March 31, 1999, File No. 1-13289).
 10.2     --    Letter Agreement dated June 4, 1999 between Pride and Fund
                VIII, amending the Purchase Agreement (incorporated by
                reference to Exhibit 10.2 of Pride's Quarterly Report on
                Form 10-Q for the quarter ended June 30, 1999, File No.
                1-13289).
 10.3     --    Letter Agreement dated June 18, 1999 between Pride and Fund
                VIII, amending the Purchase Agreement (incorporated by
                reference to Exhibit 10.3 of Pride's Quarterly Report on
                Form 10-Q for the quarter ended June 30, 1999, File No.
                1-13289).
 10.4     --    Letter Agreement dated June 21, 1999 between Pride and Fund
                VIII, amending the Purchase Agreement (incorporated by
                reference to Exhibit 10.4 of Pride's Quarterly Report on
                Form 10-Q for the quarter ended June 30, 1999, File No.
                1-13289).
 10.5     --    Letter Agreement dated July 14, 1999 between Pride and Fund
                VIII, amending the Purchase Agreement (incorporated by
                reference to Exhibit 10.5 of Pride's Quarterly Report on
                Form 10-Q for the quarter ended June 30, 1999, File No.
                1-13289).
 10.6     --    Put and Exchange Agreement, dated as of September 14, 1999, between Pride and Fund VIII (incorporated by reference to
                Exhibit 10.1 of Pride's Quarterly Report on Form 10-Q for
                the quarter ended September 30, 1999, File No. 1-13289).
 10.7     --    Securities Purchase Agreement, dated as of March 31, 2000, among Pride, Fund VIII and Twin Oaks Financial Ltd.
                (incorporated by reference to Exhibit 10.1 of Pride's
                Quarterly Report on Form 10-Q for the quarter ended March
                31, 2000, File No. 1-13289).
 10.8     --    Master Restructuring Agreement, dated as of March 9, 2001, among Pride, Drillpetro Inc., Techdrill Inc., Westville
                Management Corporation, Fund VIII, First Reserve Fund VII,
                Limited Partnership ("Fund VII"), Maritima Petroleo e
                Engenharia Ltda., Amethyst Financial Company Limited and
                Pride Amethyst II Ltd. (incorporated by reference to Exhibit
                10.1 to Pride's Quarterly Report on Form 10-Q for the
                quarter ended March 31, 2001, File No. 1-13289).
 10.9     --    Exchange Agreement, dated as of March 9, 2001, among Pride,
                Fund VIII and Fund VII (incorporated by reference to Exhibit
                10.2 to Pride's Quarterly Report on Form 10-Q for the
                quarter ended March 31, 2001, File No. 1-13289).
 10.10    --    Letter Agreement, dated as of March 9, 2001, among Pride,
                Pride Amethyst II, Fund VIII and Fund VII (incorporated by reference to Exhibit 10.3 to Pride's Quarterly Report on
                Form 10-Q for the quarter ended March 31, 2001, File No.
                1-13289).
*10.11    --    Second Amended and Restated Shareholders Agreement, dated as of March 4, 2002, among Pride, Fund VIII, Fund VII and First
                Reserve Fund IX, L.P.
+10.12    --    Form of Indemnity Agreement between Pride and certain
                executive officers and directors (incorporated by reference to Exhibit 10(g) to Pride's Registration Statement on Form
                S-1 dated January 29, 1990, Registration No. 33-33233).
+10.13    --    Pride International, Inc. Long-Term Incentive Plan
                (incorporated by reference to Exhibit 4A to Pride's
                Registration Statement on Form S-8 dated February 6, 1989,
                Registration No. 33-26854).
+10.14    --    First Amendment to Pride International, Inc. Long-Term
                Incentive Plan (incorporated by reference to Exhibit 4.7 to
                Pride's Registration Statement on Form S-8 dated September
                8, 1997, Registration No. 333-35089).
+10.15    --    Second Amendment to Pride International, Inc. Long-Term
                Incentive Plan (incorporated by reference to Exhibit 4.8 to
                Pride's Registration Statement on Form S-8 dated September
                8, 1997, Registration No. 333-35089).
+10.16    --    Third Amendment to Pride International, Inc. Long-Term
                Incentive Plan (incorporated by reference to Exhibit 10.5 to
                Pride's Annual Report on Form 10-K for the year ended
                December 31, 1997, File No. 1-13289).
+10.17    --    Pride Petroleum Services, Inc. Salary\ Deferral Plan
                (incorporated by reference to Exhibit 10(i) to Pride's
                Registration Statement on Form S-1 dated January 29, 1990,
                Registration No. 33-33233).

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
+10.18    --    Summary of Pride Petroleum Services, Inc. Group Life
                Insurance and Accidental Death and Dismemberment Insurance
                (incorporated by reference to Exhibit 10(j) to Pride's
                Registration Statement on Form S-1 dated January 29, 1990,
                Registration No. 33-33233).
+10.19    --    Pride International, Inc. 1993 Directors' Stock Option Plan
                (incorporated by reference to Exhibit 10(j) to Pride's
                Annual Report on Form 10-K for the year ended December 31,
                1992, File Nos. 0-16961 and 1-13289).
+10.20    --    First Amendment to Pride International, Inc. 1993 Directors'
                Stock Option Plan (incorporated by reference to Exhibit 4.7 to Pride's Registration Statement on Form S-8 dated
                September 8, 1997, Registration No. 333-35093).
+10.21    --    Second Amendment to Pride International, Inc. 1993
                Directors' Stock Option Plan (incorporated by reference to
                Exhibit 10.10 to Pride's Annual Report on Form 10-K for the
                year ended December 31, 1997, File No. 1-13289).
+10.22    --    Third Amendment to Pride International, Inc. 1993 Directors'
                Stock Option Plan (incorporated by reference to Exhibit
                10.11 of Pride's Annual Report on Form 10-K for the year
                ended December 31, 1998, File No. 1-13289).
+10.23    --    Pride Petroleum Services, Inc. 401(k) Restoration Plan
                (incorporated by reference to Exhibit 10(k) to Pride's
                Annual Report on Form 10-K for the year ended December 31,
                1993, File Nos. 0-16961 and 1-13289).
+10.24    --    Pride International, Inc. Supplemental Executive Retirement
                Plan (incorporated by reference to Exhibit 10.15 to Pride's
                Annual Report on Form 10-K for the year ended December 31,
                1997, File No. 1-13289).
+10.25    --    First Amendment to Pride International, Inc. Supplemental
                Executive Retirement Plan (incorporated by reference to
                Exhibit 10.16 to Pride's Annual Report on Form 10-K for the
                year ended December 31, 1997, File No. 1-13289).
+10.26    --    Second Amendment to Pride International, Inc. Supplemental
                Executive Retirement Plan (incorporated by reference to
                Exhibit 10.17 to Pride's Annual Report on Form 10-K for the
                year ended December 31, 1997, File No. 1-13289).
+10.27    --    Pride International, Inc. 1998 Long-Term Incentive Plan
                (incorporated by reference to Appendix A to Pride's Proxy
                Statement on Schedule 14A for the 1998 Annual Meeting of
                Shareholders of Pride, File No. 1-13289).
+10.28    --    Compensation Agreement dated February 6, 1997 between Pride and Jorge E. Estrada M. (incorporated by reference to
                Exhibit 10.19 to Pride's Annual Report on Form 10-K for the
                year ended December 31, 2000, File No. 1-13289).
+10.29    --    Employment/Non-Competition/Confidentiality Agreement dated
                February 5, 1999 between Pride and Paul A. Bragg
                (incorporated by reference to Exhibit 10.19 of Pride's
                Annual Report on Form 10-K for the year ended December 31,
                1998, File No. 1-13289).
+10.30    --    Employment/Non-Competition/Confidentiality Agreement dated
                February 5, 1999 between Pride and James W. Allen
                (incorporated by reference to Exhibit 10.20 of Pride's
                Annual Report on Form 10-K for the year ended December 31,
                1998, File No. 1-13289).
*+10.31   --    Employment/Non-Competition/Confidentiality Agreement dated
                February 5, 1999 between Pride and John O'Leary.
+10.32    --    Employment/Non-Competition/Confidentiality Agreement dated
                October 15, 1998 between Pride and John R. Blocker, Jr.
                (incorporated by reference to Exhibit 10.24 to Pride's
                Annual Report on Form 10-K for the year ended December 31,
                2000, File No. 1-13289).
+10.33    --    Employment/Non-Competition/Confidentiality Agreement dated
                August 15, 1998 between Pride and Gary W. Casswell
                (incorporated by reference to Exhibit 10.23 to Pride's
                Annual Report on Form 10-K for the year ended December 31,
                2000, File No. 1-13289).
+10.34    --    Employment Agreement dated June 21, 1994 between Pride
                Offshore, Inc. and David A. Bourgeois (incorporated by
                reference to Exhibit 10.25 to Pride's Annual Report on Form
                10-K for the year ended December 31, 2000, File No.
                1-13289).

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
+10.35    --    Employment/Non-Competition/Confidentiality Agreement dated
                March 1, 2000 between Pride and Marcelo D. Guiscardo
                (incorporated by reference to Exhibit 10.26 to Pride's
                Annual Report on Form 10-K for the year ended December 31,
                2000, File No. 1-13289).
+10.36    --    Employment/Non-Competition/Confidentiality Agreement dated
                February 5, 1999 between Pride and Earl W. McNiel
                (incorporated by reference to Exhibit 10.24 of Pride's
                Annual Report on Form 10-K for the year ended December 31,
                1998, File No. 1-13289).
+10.37    --    Employment/Non-Competition/Confidentiality Agreement dated
                February 5, 1999 between Pride and Robert W. Randall
                (incorporated by reference to Exhibit 10.23 of Pride's
                Annual Report on Form 10-K for the year ended December 31,
                1998, File No. 1-13289).
*21       --    Subsidiaries of Pride.
*23.1     --    Consent of PricewaterhouseCoopers LLP.
*23.2     --    Consent of KPMG LLP
*99       --    Report of KPMG LLP to the Board of Directors and
                Shareholders of Marine Drilling Companies, Inc. dated
                January 23, 2001 with respect to the consolidated balance
                sheet of Marine as of December 31, 2000 and the related
                consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 2000.

---------------

* Filed herewith.

+ Compensatory plan or arrangement.

     In a Form 8-K/A filed with the Commission on November 27, 2001, amending a Current Report on Form 8-K dated September 28, 2001, the Company incorporated by reference pursuant to Item 7 of Form 8-K certain financial statements in connection with its acquisition of Marine Drilling Companies, Inc.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF HOUSTON, STATE OF TEXAS, ON APRIL 1, 2002.

                                          PRIDE INTERNATIONAL, INC.

                                          By:       /s/ PAUL A. BRAGG
                                            ------------------------------------
                                                      Paul A. Bragg
                                          President, Chief Executive Officer and
                                                         Director

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON APRIL 1, 2002.

                    SIGNATURES                                             TITLE
                    ----------                                             -----

                /s/ PAUL A. BRAGG                     President, Chief Executive Officer, and Director
 ------------------------------------------------              (Principal Executive Officer)
                  Paul A. Bragg

                /s/ EARL W. MCNIEL                       Vice President and Chief Financial Officer
 ------------------------------------------------              (Principal Financial Officer)
                  Earl W. McNiel

              /s/ EDWARD G. BRANTLEY                    Vice President and Chief Accounting Officer
 ------------------------------------------------              (Principal Accounting Officer)
                Edward G. Brantley

             /s/ ROBERT L. BARBANELL                         Chairman of the Board and Director
 ------------------------------------------------
               Robert L. Barbanell

               /s/ DAVID A.B. BROWN                                       Director
 ------------------------------------------------
                 David A.B. Brown

                 /s/ J.C. BURTON                                          Director
 ------------------------------------------------
                   J.C. Burton

             /s/ JORGE E. ESTRADA M.                                      Director
 ------------------------------------------------
               Jorge E. Estrada M.

             /s/ WILLIAM E. MACAULAY                                      Director
 ------------------------------------------------
               William E. Macaulay

               /s/ RALPH D. MCBRIDE                                       Director
 ------------------------------------------------
                 Ralph D. McBride

               /s/ DAVID B. ROBSON                                        Director
 ------------------------------------------------
                 David B. Robson

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
  2.1     --    Agreement and Plan of Merger, dated as of May 23, 2001,
                among Pride International, Inc., a Louisiana corporation
                ("Old Pride"), PM Merger, Inc., a Delaware corporation
                renamed Pride International, Inc. ("Pride"), Marine Drilling
                Companies, Inc. ("Marine") and AM Merger, Inc. (incorporated by reference to Annex A to the Joint Proxy
                Statement/Prospectus included in the Registration Statement of Old Pride and Pride on Form S-4, Registration Nos.
                333-66644 and 333-66644-01 (the "Registration Statement")).
  2.2     --    Letter Agreement, dated as of August 3, 2001, among Old
                Pride, Pride, Marine and AM Merger, Inc. (incorporated by
                reference to Exhibit 2.2 to Pride's Current Report on Form
                8-K filed with the Commission on September 28, 2001, File
                No. 1-13289 (the "Form 8-K")).
  3.1     --    Certificate of Incorporation of Pride (incorporated by
                reference to Annex D to the Joint Proxy Statement/Prospectus included in the Registration Statement).
  3.2     --    Bylaws of Pride (incorporated by reference to Annex E to the
                Joint Proxy Statement/Prospectus included in the
                Registration Statement).
  4.1     --    Form of Common Stock Certificate (incorporated by reference to Exhibit 4.13 to the Registration Statement).
  4.2     --    Rights Agreement, dated as of September 13, 2001, between
                Pride and American Stock Transfer & Trust Company, as Rights
                Agent (incorporated by reference to Exhibit 4.2 to the Form
                8-K).
  4.3     --    Certificate of Designations of Series A Junior Participating
                Preferred Stock of Pride (incorporated by reference to
                Exhibit 4.3 to the Form 8-K).
  4.4     --    Indenture, dated as of May 1, 1997, between Pride and JP
                Morgan Chase Bank (formerly The Chase Manhattan Bank), as
                trustee (the "Senior Trustee") (incorporated by reference to
                Exhibit 4.1 to Pride's Quarterly Report on Form 10-Q for the
                quarter ended March 31, 1997, File Nos. 0-16961 and
                1-13289).
  4.5     --    Third Supplemental Indenture, dated as of January 16, 2001, between Pride and the Senior Trustee, relating to
                $431,454,000 principal amount at maturity of Zero Coupon
                Convertible Senior Debentures Due 2021 (incorporated by
                reference to Exhibit 4.5 of Pride's Annual Report on Form
                10-K for the year ended December 31, 2000, File No.
                1-13289).
  4.6     --    Fourth Supplemental Indenture, dated as of September 10,
                2001, between Pride and the Senior Trustee (incorporated by reference to Exhibit 4.4 to the Form 8-K).
  4.7     --    Indenture, dated as of April 1, 1998, between Pride and HSBC
                Bank USA (formerly named Marine Midland Bank), as trustee
                (the "Subordinated Trustee") (incorporated by reference to
                Exhibit 4.1 to Pride's Quarterly Report on Form 10-Q for the
                quarter ended March 31, 1998, File No. 1-13289).
  4.8     --    First Supplemental Indenture, dated as of April 24, 1998,
                between Pride and the Subordinated Trustee, relating to
                $588,145,000 principal amount at maturity of Zero Coupon
                Convertible Subordinated Debentures Due 2018 (incorporated by reference to Exhibit 4.2 to Pride's Quarterly Report on
                Form 10-Q for the quarter ended March 31, 1998, File No.
                1-13289).
  4.9     --    Second Supplemental Indenture, dated as of September 10,
                2001, between Pride and the Subordinated Trustee
                (incorporated by reference to Exhibit 4.5 to the Form 8-K).
Pride and its subsidiaries are parties to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the Commission upon request.
 10.1     --    Securities Purchase Agreement, dated as of May 5, 1999 (the
                "Purchase Agreement"), between Pride and First Reserve Fund
                VIII, L.P. ("Fund VIII") (incorporated by reference to
                Exhibit 10.2 of Pride's Quarterly Report on Form 10-Q for
                the quarter ended March 31, 1999, File No. 1-13289).
 10.2     --    Letter Agreement dated June 4, 1999 between Pride and Fund
                VIII, amending the Purchase Agreement (incorporated by
                reference to Exhibit 10.2 of Pride's Quarterly Report on
                Form 10-Q for the quarter ended June 30, 1999, File No.
                1-13289).

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 10.3     --    Letter Agreement dated June 18, 1999 between Pride and Fund
                VIII, amending the Purchase Agreement (incorporated by
                reference to Exhibit 10.3 of Pride's Quarterly Report on
                Form 10-Q for the quarter ended June 30, 1999, File No.
                1-13289).
 10.4     --    Letter Agreement dated June 21, 1999 between Pride and Fund
                VIII, amending the Purchase Agreement (incorporated by
                reference to Exhibit 10.4 of Pride's Quarterly Report on
                Form 10-Q for the quarter ended June 30, 1999, File No.
                1-13289).
 10.5     --    Letter Agreement dated July 14, 1999 between Pride and Fund
                VIII, amending the Purchase Agreement (incorporated by
                reference to Exhibit 10.5 of Pride's Quarterly Report on
                Form 10-Q for the quarter ended June 30, 1999, File No.
                1-13289).
 10.6     --    Put and Exchange Agreement, dated as of September 14, 1999, between Pride and Fund VIII (incorporated by reference to
                Exhibit 10.1 of Pride's Quarterly Report on Form 10-Q for
                the quarter ended September 30, 1999, File No. 1-13289).
 10.7     --    Securities Purchase Agreement, dated as of March 31, 2000, among Pride, Fund VIII and Twin Oaks Financial Ltd.
                (incorporated by reference to Exhibit 10.1 of Pride's
                Quarterly Report on Form 10-Q for the quarter ended March
                31, 2000, File No. 1-13289).
 10.8     --    Master Restructuring Agreement, dated as of March 9, 2001, among Pride, Drillpetro Inc., Techdrill Inc., Westville
                Management Corporation, Fund VIII, First Reserve Fund VII,
                Limited Partnership ("Fund VII"), Maritima Petroleo e
                Engenharia Ltda., Amethyst Financial Company Limited and
                Pride Amethyst II Ltd. (incorporated by reference to Exhibit
                10.1 to Pride's Quarterly Report on Form 10-Q for the
                quarter ended March 31, 2001, File No. 1-13289).
 10.9     --    Exchange Agreement, dated as of March 9, 2001, among Pride,
                Fund VIII and Fund VII (incorporated by reference to Exhibit
                10.2 to Pride's Quarterly Report on Form 10-Q for the
                quarter ended March 31, 2001, File No. 1-13289).
 10.10    --    Letter Agreement, dated as of March 9, 2001, among Pride,
                Pride Amethyst II, Fund VIII and Fund VII (incorporated by reference to Exhibit 10.3 to Pride's Quarterly Report on
                Form 10-Q for the quarter ended March 31, 2001, File No.
                1-13289).
*10.11    --    Second Amended and Restated Shareholders Agreement, dated as of March 4, 2002, among Pride, Fund VIII, Fund VII and First
                Reserve Fund IX, L.P.
+10.12    --    Form of Indemnity Agreement between Pride and certain
                executive officers and directors (incorporated by reference to Exhibit 10(g) to Pride's Registration Statement on Form
                S-1 dated January 29, 1990, Registration No. 33-33233).
+10.13    --    Pride International, Inc. Long-Term Incentive Plan
                (incorporated by reference to Exhibit 4A to Pride's
                Registration Statement on Form S-8 dated February 6, 1989,
                Registration No. 33-26854).
+10.14    --    First Amendment to Pride International, Inc. Long-Term
                Incentive Plan (incorporated by reference to Exhibit 4.7 to
                Pride's Registration Statement on Form S-8 dated September
                8, 1997, Registration No. 333-35089).
+10.15    --    Second Amendment to Pride International, Inc. Long-Term
                Incentive Plan (incorporated by reference to Exhibit 4.8 to
                Pride's Registration Statement on Form S-8 dated September
                8, 1997, Registration No. 333-35089).
+10.16    --    Third Amendment to Pride International, Inc. Long-Term
                Incentive Plan (incorporated by reference to Exhibit 10.5 to
                Pride's Annual Report on Form 10-K for the year ended
                December 31, 1997, File No. 1-13289).
+10.17    --    Pride Petroleum Services, Inc. Salary\ Deferral Plan
                (incorporated by reference to Exhibit 10(i) to Pride's
                Registration Statement on Form S-1 dated January 29, 1990,
                Registration No. 33-33233).
+10.18    --    Summary of Pride Petroleum Services, Inc. Group Life
                Insurance and Accidental Death and Dismemberment Insurance
                (incorporated by reference to Exhibit 10(j) to Pride's
                Registration Statement on Form S-1 dated January 29, 1990,
                Registration No. 33-33233).
+10.19    --    Pride International, Inc. 1993 Directors' Stock Option Plan
                (incorporated by reference to Exhibit 10(j) to Pride's
                Annual Report on Form 10-K for the year ended December 31,
                1992, File Nos. 0-16961 and 1-13289).

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
+10.20    --    First Amendment to Pride International, Inc. 1993 Directors'
                Stock Option Plan (incorporated by reference to Exhibit 4.7 to Pride's Registration Statement on Form S-8 dated
                September 8, 1997, Registration No. 333-35093).
+10.21    --    Second Amendment to Pride International, Inc. 1993
                Directors' Stock Option Plan (incorporated by reference to
                Exhibit 10.10 to Pride's Annual Report on Form 10-K for the
                year ended December 31, 1997, File No. 1-13289).
+10.22    --    Third Amendment to Pride International, Inc. 1993 Directors'
                Stock Option Plan (incorporated by reference to Exhibit
                10.11 of Pride's Annual Report on Form 10-K for the year
                ended December 31, 1998, File No. 1-13289).
+10.23    --    Pride Petroleum Services, Inc. 401(k) Restoration Plan
                (incorporated by reference to Exhibit 10(k) to Pride's
                Annual Report on Form 10-K for the year ended December 31,
                1993, File Nos. 0-16961 and 1-13289).
+10.24    --    Pride International, Inc. Supplemental Executive Retirement
                Plan (incorporated by reference to Exhibit 10.15 to Pride's
                Annual Report on Form 10-K for the year ended December 31,
                1997, File No. 1-13289).
+10.25    --    First Amendment to Pride International, Inc. Supplemental
                Executive Retirement Plan (incorporated by reference to
                Exhibit 10.16 to Pride's Annual Report on Form 10-K for the
                year ended December 31, 1997, File No. 1-13289).
+10.26    --    Second Amendment to Pride International, Inc. Supplemental
                Executive Retirement Plan (incorporated by reference to
                Exhibit 10.17 to Pride's Annual Report on Form 10-K for the
                year ended December 31, 1997, File No. 1-13289).
+10.27    --    Pride International, Inc. 1998 Long-Term Incentive Plan
                (incorporated by reference to Appendix A to Pride's Proxy
                Statement on Schedule 14A for the 1998 Annual Meeting of
                Shareholders of Pride, File No. 1-13289).
+10.28    --    Compensation Agreement dated February 6, 1997 between Pride and Jorge E. Estrada M. (incorporated by reference to
                Exhibit 10.19 to Pride's Annual Report on Form 10-K for the
                year ended December 31, 2000, File No. 1-13289).
+10.29    --    Employment/Non-Competition/Confidentiality Agreement dated
                February 5, 1999 between Pride and Paul A. Bragg
                (incorporated by reference to Exhibit 10.19 of Pride's
                Annual Report on Form 10-K for the year ended December 31,
                1998, File No. 1-13289).
+10.30    --    Employment/Non-Competition/Confidentiality Agreement dated
                February 5, 1999 between Pride and James W. Allen
                (incorporated by reference to Exhibit 10.20 of Pride's
                Annual Report on Form 10-K for the year ended December 31,
                1998, File No. 1-13289).
*+10.31   --    Employment/Non-Competition/Confidentiality Agreement dated
                February 5, 1999 between Pride and John O'Leary.
+10.32    --    Employment/Non-Competition/Confidentiality Agreement dated
                October 15, 1998 between Pride and John R. Blocker, Jr.
                (incorporated by reference to Exhibit 10.24 to Pride's
                Annual Report on Form 10-K for the year ended December 31,
                2000, File No. 1-13289).
+10.33    --    Employment/Non-Competition/Confidentiality Agreement dated
                August 15, 1998 between Pride and Gary W. Casswell
                (incorporated by reference to Exhibit 10.23 to Pride's
                Annual Report on Form 10-K for the year ended December 31,
                2000, File No. 1-13289).
+10.34    --    Employment Agreement dated June 21, 1994 between Pride
                Offshore, Inc. and David A. Bourgeois (incorporated by
                reference to Exhibit 10.25 to Pride's Annual Report on Form
                10-K for the year ended December 31, 2000, File No.
                1-13289).
+10.35    --    Employment/Non-Competition/Confidentiality Agreement dated
                March 1, 2000 between Pride and Marcelo D. Guiscardo
                (incorporated by reference to Exhibit 10.26 to Pride's
                Annual Report on Form 10-K for the year ended December 31,
                2000, File No. 1-13289).
+10.36    --    Employment/Non-Competition/Confidentiality Agreement dated
                February 5, 1999 between Pride and Earl W. McNiel
                (incorporated by reference to Exhibit 10.24 of Pride's
                Annual Report on Form 10-K for the year ended December 31,
                1998, File No. 1-13289).

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
+10.37    --    Employment/Non-Competition/Confidentiality Agreement dated
                February 5, 1999 between Pride and Robert W. Randall
                (incorporated by reference to Exhibit 10.23 of Pride's
                Annual Report on Form 10-K for the year ended December 31,
                1998, File No. 1-13289).
*21       --    Subsidiaries of Pride.
*23.1     --    Consent of PricewaterhouseCoopers LLP.
*23.2     --    Consent of KPMG LLP
*99       --    Report of KPMG LLP to the Board of Directors and
                Shareholders of Marine Drilling Companies, Inc. dated
                January 23, 2001 with respect to the consolidated balance
                sheet of Marine as of December 31, 2000 and the related
                consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 2000.

---------------

* Filed herewith.

+ Compensatory plan or arrangement.

     In a Form 8-K/A filed with the Commission on November 27, 2001, amending a Current Report on Form 8-K dated September 28, 2001, the Company incorporated by reference pursuant to Item 7 of Form 8-K certain financial statements in connection with its acquisition of Marine Drilling Companies, Inc.