Form 10-Q
period 2002-03-31
PRIDE INTERNATIONAL INC
filed 2002-05-15
CIK 833081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

                                                                                   Outstanding as of May 9, 2002
        Common Stock, par value $.01 per share                                              133,104,993

                            PRIDE INTERNATIONAL, INC.

                                      INDEX


                                                                                                             PAGE NO.
                                                                                                             --------
PART I.       FINANCIAL INFORMATION

     Item 1.   Financial Statements

         Consolidated Balance Sheet as of March 31, 2002 and December 31, 2001............................       2
         Consolidated Statement of Operations for the three months ended
              March 31, 2002 and 2001.....................................................................       3
         Consolidated Statement of Cash Flows for the three months ended
              March 31, 2002 and 2001.....................................................................       4
         Notes to Unaudited Consolidated Financial Statements.............................................       5
         Report of Independent Accountants................................................................      10

     Item 2.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...................................................................      11

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk.................................      16

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings..........................................................................      16

     Item 2    Changes in Securities and Use of Proceeds..................................................      16

     Item 6.   Exhibits and Reports on Form 8-K...........................................................      16

     Signatures...........................................................................................      17

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            PRIDE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT PAR VALUES)

                                                                                         MARCH 31,    DECEMBER 31,
                                                                                           2002           2001
                                                                                       ------------   -------------
                                                                                        (UNAUDITED)
                                            ASSETS
CURRENT ASSETS
     Cash and cash equivalents ....................................................    $    213,887   $      58,988
     Restricted cash...............................................................          47,166          55,400
     Trade receivables, net........................................................         327,536         333,433
     Parts and supplies............................................................          65,499          59,720
     Deferred income taxes.........................................................           1,849           2,096
     Other current assets..........................................................         137,576         122,503
                                                                                       ------------   -------------
         Total current assets......................................................         793,513         632,140
                                                                                       ------------   -------------

PROPERTY AND EQUIPMENT, net........................................................       3,364,826       3,371,159
                                                                                       ------------   -------------

OTHER ASSETS
     Investments in and advances to affiliates.....................................          26,821          26,524
     Goodwill, net.................................................................          64,656          64,656
     Other assets, net.............................................................         123,217         111,211
                                                                                       ------------   -------------
         Total other assets........................................................         214,694         202,391
                                                                                       ------------   -------------
                                                                                       $  4,373,033   $   4,205,690
                                                                                       ============   =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable..............................................................    $    180,377   $     188,686
     Accrued expenses..............................................................         202,827         203,527
     Short-term borrowings.........................................................          30,500          42,379
     Current portion of long-term debt.............................................          98,025          99,850
     Current portion of long-term lease obligations................................           2,654           2,643
                                                                                       ------------   -------------
         Total current liabilities.................................................         514,383         537,085
                                                                                       ------------   -------------

OTHER LONG-TERM LIABILITIES........................................................         133,750         128,293
LONG-TERM DEBT, net of current portion.............................................       1,809,054       1,624,888
LONG-TERM LEASE OBLIGATIONS, net of current portion................................          14,280          14,997
DEFERRED INCOME TAXES..............................................................         132,055         137,214
MINORITY INTEREST..................................................................          70,625          66,107
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 50,000 shares authorized; none issued........               -               -
     Common stock, $.01 par value; 400,000 shares authorized;
         132,979 and 132,847 shares issued and outstanding, respectively...........           1,330           1,328
     Paid-in capital...............................................................       1,220,758       1,218,624
     Accumulated other comprehensive loss..........................................          (1,480)         (1,015)
     Retained earnings.............................................................         478,278         478,169
                                                                                       ------------   -------------
         Total stockholders' equity................................................       1,698,886       1,697,106
                                                                                       ------------   -------------
                                                                                       $  4,373,033   $   4,205,690
                                                                                       ============   =============

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                       ----------------------------
                                                                                           2002           2001
                                                                                       ------------   -------------
REVENUES .........................................................................     $    282,876   $     355,228
OPERATING COSTS....................................................................         171,717         205,392
                                                                                       ------------   -------------

     Gross margin..................................................................         111,159         149,836

DEPRECIATION AND AMORTIZATION......................................................          54,705          48,290
SELLING, GENERAL AND ADMINISTRATIVE................................................          23,402          25,323
                                                                                       ------------   -------------

EARNINGS FROM OPERATIONS...........................................................          33,052          76,223
                                                                                       ------------   -------------

OTHER INCOME (EXPENSE)
     Interest expense..............................................................         (31,135)        (24,391)
     Interest income...............................................................           1,344           3,893
     Other, net....................................................................           3,015           1,805
                                                                                       ------------   -------------
         Total other expense.......................................................         (26,776)        (18,693)
                                                                                       ------------   -------------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST.................................           6,276          57,530

INCOME TAX PROVISION...............................................................           1,195          17,553

MINORITY INTEREST..................................................................           4,518           4,056
                                                                                       ------------   -------------

NET EARNINGS BEFORE EXTRAORDINARY ITEM.............................................             563          35,921

EXTRAORDINARY ITEM, NET............................................................            (454)              -
                                                                                       ------------   -------------

NET EARNINGS  ....................................................................     $        109   $      35,921
                                                                                       ============   =============

NET EARNINGS PER SHARE BEFORE EXTRAORDINARY ITEM
         Basic.....................................................................    $       0.00   $        0.28
         Diluted...................................................................    $       0.00   $        0.26

NET EARNINGS PER SHARE AFTER EXTRAORDINARY ITEM
         Basic.....................................................................    $       0.00   $        0.28
         Diluted...................................................................    $       0.00   $        0.26

WEIGHTED AVERAGE SHARES OUTSTANDING
         Basic.....................................................................         132,863         128,674
         Diluted...................................................................         133,816         147,213


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                MARCH  31,
                                                                                       ----------------------------
                                                                                            2002          2001
                                                                                       ------------   -------------
OPERATING ACTIVITIES
     Net earnings..................................................................    $        109   $      35,921
     Adjustments to reconcile net earnings to net
        cash provided by operating activities -
     Depreciation and amortization.................................................          54,705          48,290
     Discount amortization on zero coupon debentures...............................           3,508           3,908
     Amortization of deferred loan costs...........................................           1,651             167
     Loss (gain) on sale of assets.................................................             (59)            403
     Deferred tax provision (benefit)..............................................          (4,912)         11,462
     Minority interest.............................................................           4,518           4,056
     Extraordinary item............................................................             454               -
         Changes in assets and liabilities, net of effects of acquisitions -
              Trade receivables....................................................           5,897         (20,077)
              Parts and supplies...................................................          (5,779)          1,719
              Other current assets.................................................         (15,073)         (5,382)
              Other assets.........................................................          (5,463)          1,306
              Accounts payable.....................................................         (32,102)        (20,879)
              Accrued expenses.....................................................          (1,165)          4,630
              Other liabilities....................................................           5,457           6,014
                                                                                       ------------   -------------
                  Net cash provided by operating activities........................          11,746          71,538
                                                                                       ------------   -------------

INVESTING ACTIVITIES
     Purchase of net assets of acquired entities, less cash acquired...............               -           3,375
     Purchases of property and equipment...........................................         (24,589)        (89,692)
     Proceeds from sales of property and equipment.................................              94             898
     Investments in and advances to affiliates.....................................            (297)        (16,394)
                                                                                       ------------   -------------
                  Net cash used in investing activities............................         (24,792)       (101,813)
                                                                                       ------------   -------------

FINANCING ACTIVITIES
     Proceeds from issuance of common stock........................................               -          35,000
     Proceeds from exercise of stock options.......................................           2,136           4,661
     Proceeds from issuance of convertible senior notes, net of issue costs........         291,781               -
     Proceeds from issuance of convertible senior debentures, net of issue costs...               -         254,500
     Proceeds from debt borrowings.................................................          60,000          16,588
     Reduction of debt.............................................................        (194,206)       (127,488)
     Decrease in restricted cash...................................................           8,234           2,685
                                                                                       ------------   -------------
                  Net cash provided by financing activities........................         167,945         185,946
                                                                                       ------------   -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS..........................................         154,899         155,671
CASH AND CASH EQUIVALENTS, beginning of period.....................................          58,988          77,182
                                                                                       ------------   -------------

CASH AND CASH EQUIVALENTS, end of period...........................................    $    213,887   $     232,853
                                                                                       ============   =============

SUPPLEMENTAL CASH FLOW INFORMATION
     Capital expenditures in accounts payable......................................    $     23,793   $      10,464

                   The accompanying notes are an integral part of the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

Principles of Consolidation and Reporting

     The unaudited consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Pride International, Inc. (the "Company" or "Pride") included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     In September 2001, Pride acquired Marine Drilling Companies, Inc. ("Marine") pursuant to a merger of Marine into a wholly owned subsidiary of Pride. Approximately 58.7 million shares of Pride common stock were issued to the former shareholders of Marine, which equaled approximately 44% of the outstanding common shares of the combined company immediately following the acquisition. The Marine merger was followed by a merger that changed Pride's state of incorporation from Louisiana to Delaware. The acquisition of Marine was accounted for as a pooling-of-interests for accounting and financial reporting purposes. Under this method of accounting, the recorded historical carrying amounts of the assets and liabilities of Pride and Marine are carried forward to the financial statements of the combined company at recorded amounts, results of operations of the combined company include the income and expenses of Pride and Marine for the entire fiscal period in which the combination occurred, and the historical results of operations of the separate companies for the fiscal periods prior to the combination are combined and reported as the historical results of operations of the combined company. The results of operations of Pride and Marine for the period prior to the combination that are included in the combined company's recorded amounts are as follows (in thousands):

                                                           THREE MONTHS ENDED MARCH 31, 2001
                                                   ----------------------------------------------
                                                       PRIDE           MARINE           COMBINED
                                                   -----------       -----------       ----------
     Revenues..................................    $   270,354       $    84,874       $  355,228
     Net earnings..............................         11,962            23,959           35,921

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

     PricewaterhouseCoopers LLP, the Company's independent accountants, have performed a review of the unaudited consolidated financial statements included herein in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the Securities Act of 1933, the report of PricewaterhouseCoopers LLP included herein should not be considered a part of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meanings of Sections 7 and 11 of the Securities Act.

Comprehensive Income

     Comprehensive income is the change in the Company's equity from all transactions except those resulting from investments by or distributions to owners. For the three months ended March 31, 2002 and 2001, comprehensive income
(loss) totaled $(356,000) and $35.7 million, respectively. Comprehensive income includes net income and foreign currency translation gains and losses.

Goodwill

     Prior to January 1, 2002, goodwill related to certain of the Company's acquisitions was amortized using the straight-line method over 10 to 15 years. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002 and, accordingly, has ceased to amortize goodwill. The Company recorded $0.9 million of goodwill amortization expense for the three months ended March 31, 2001. See
Note 2.

Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

years beginning after June 15, 2002 with early adoption encouraged. SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as extraordinary items and requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company is currently assessing the impact of this statement on its consolidated financial position, results of operations and cash flow.

2. GOODWILL

     Effective January 1, 2002, the Company adopted SFAS No. 142, which eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. The Company has not yet completed its impairment analysis of goodwill, but ceased amortizing goodwill on January 1, 2002. The Company's net income and earnings per share, adjusted to exclude goodwill amortization expense, for the three months ended March 31, 2001, are as follows:

                                                                                          THREE MONTHS ENDED
                                                                                             MARCH 31, 2001
                                                                                 ----------------------------------------
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         Net income as reported....................................................            $    35,921
         Goodwill amortization, net of tax.........................................                    623
                                                                                               -----------
         Adjusted net income.......................................................            $    36,544
                                                                                               ===========

                                                                                            Basic         Diluted
                                                                                       ------------     -----------
         Earnings per share as reported............................................    $       0.28   $        0.26
         Goodwill amortization, net of tax.........................................               -               -
                                                                                       ------------   -------------
         Adjusted earnings per share...............................................    $       0.28   $        0.26
                                                                                       ============   =============

3. LONG-TERM DEBT

     Long-term debt as of March 31, 2002 and December 31, 2001 consisted of the following:

                                                                                         MARCH 31,    DECEMBER 31,
                                                                                           2002           2001
                                                                                       ------------   ------------
                                                                                              (IN THOUSANDS)
         9 3/8% Senior Notes due 2007..............................................    $    325,000   $     325,000
         10% Senior Notes due 2009.................................................         200,000         200,000
         Drillship loans...........................................................         269,062         288,687
         Semisubmersible construction loans........................................         232,933         250,000
         2 1/2% Convertible Senior Notes Due 2007..................................         300,000               -
         Zero Coupon Convertible Senior Debentures Due 2021........................         128,073         268,545
         Zero Coupon Convertible Subordinated Debentures Due 2018..................         179,593         177,575
         Senior convertible notes payable..........................................          85,853          85,853
         Limited-recourse collateralized term loans................................          14,825          16,274
         Note payable to seller....................................................          10,834          11,556
         Other notes payable.......................................................             906           1,248
         Credit facilities.........................................................         160,000         100,000
                                                                                       ------------   -------------
                                                                                          1,907,079       1,724,738
         Current portion of long-term debt.........................................          98,025          99,850
                                                                                       ------------   -------------

         Long-term debt, net of current portion....................................    $  1,809,054   $   1,624,888
                                                                                       ============   =============

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     In March 2002, the Company issued $300.0 million principal amount of 2 1/2% convertible senior notes due March 1, 2007. The net proceeds to the Company, after deducting underwriting discounts and offering costs, were $291.8 million. The notes are convertible into approximately 18.2 million shares of common stock of the Company (equal to a conversion rate of 60.5694 shares of common stock per $1,000 principal amount or $16.51 per share). Interest on the notes is payable semiannually with the first interest payment due September 1, 2002. On or after March 4, 2005, the notes are redeemable at the Company's option, in whole or in part, for cash at redemption prices starting at 101% and declining to 100% by March 1, 2007, in each case plus accrued and unpaid interest. The Company may redeem some or all of the notes at any time prior to March 4, 2005 at 100% of the principal amount, plus accrued and unpaid interest and an amount equal to 7.5% of the principal amount, less the amount of any interest actually paid on the notes on or prior to the redemption date, if the closing price of the Company's common stock has exceeded 150% of the price per share of the common stock corresponding to the conversion rate then in effect for at least 20 trading days within a period of 30 consecutive trading days. In connection with the issuance of the notes, a private equity fund related to First Reserve Corporation purchased 7.9 million shares of the Company's common stock from third parties. As a result of that purchase and other purchases of the Company's common stock by First Reserve managed funds, First Reserve funds owned as of March 31, 2002 a total of 19.5 million shares of common stock, or approximately 14.7% of the total shares outstanding. First Reserve manages private equity funds that specialize in the energy industry.

     In March 2002, the Company purchased on the open market and then extinguished a total of $227.0 million principal amount at maturity of its zero coupon convertible senior debentures due 2021. The total purchase price was $140.5 million and the accreted value of the debentures, less offering costs, was $139.8 million, resulting in an extraordinary loss after estimated income taxes of $0.5 million. The Company may become obligated to purchase its zero coupon convertible senior debentures in January 2003. These debentures are classified as long-term debt based on the Company's ability and intent to refinance the debentures using existing cash balances and credit facilities.

     The Company currently has senior bank credit facilities with domestic and foreign banks that provide aggregate availability of up to $255.0 million. The credit facilities terminate between June 2002 and June 2005. Borrowings under each of the credit facilities bear interest at variable rates based on LIBOR plus a spread ranging from 0.50% to 2.50%. As of March 31, 2002, there was $160.0 million outstanding under these credit facilities. See Note 9.

     The Company has a senior secured credit facility with a U.S. bank under which up to $15 million of letters of credit may be issued. Outstanding letters of credit issued under this credit facility are secured by the Company's cash and cash equivalents maintained at such bank. The letter of credit facility expires in March 2003. As of March 31, 2002, there were $6.6 million of letters of credit issued under this credit facility.

     At March 31, 2002, $47.2 million of the Company's cash balances, which amount is included in restricted cash, consists of funds held in trust in connection with the Company's drillship and semisubmersible loans and its limited-recourse collateralized term loans and, accordingly, is not available for use by the Company.

4. INCOME TAXES

     The Company's consolidated effective income tax rate for the three months ended March 31, 2002 was 19.0%, as compared to 30.5% for the corresponding period in 2001. The decrease in the effective income tax rate resulted primarily from increased income in foreign jurisdictions with zero to low effective tax rates and reduced income in higher tax jurisdictions, including the U.S.

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

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The following table presents information necessary to calculate basic and diluted net earnings per share:

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                  ---------------------------------
                                                                                     2002                  2001
                                                                                  -----------           -----------
                                                                                           (IN THOUSANDS)
Net earnings before extraordinary item..................................          $       563           $    35,921
Extraordinary item, net.................................................                 (454)                    -
                                                                                  -----------           -----------
Net earnings after extraordinary item...................................                  109                35,921
Interest expense on convertible debentures and notes....................                    -                 4,075
Income tax effect.......................................................                    -                (1,426)
                                                                                  -----------           -----------
     Adjusted net earnings after extraordinary item.....................          $       109           $    38,570
                                                                                  ===========           ===========

Weighted average shares outstanding ....................................              132,863               128,674
Convertible debentures and notes........................................                    -                16,152
Stock options...........................................................                  953                 2,387
                                                                                  -----------           -----------
     Adjusted weighted average shares outstanding.......................              133,816               147,213
                                                                                  ===========           ===========

     The calculation of diluted weighted average shares outstanding for the three months ended March 31, 2002 and 2001 excludes 29.8 million and 1.4 million common shares, respectively, issuable pursuant to convertible debt and outstanding options, because their effect was antidilutive or the exercise price of stock options exceeded the average price of the Company's common stock for the period.

6. COMMITMENTS AND CONTINGENCIES

     The Company and a number of other offshore drilling contractors with operations in the Gulf of Mexico are defendants in a lawsuit in the U.S. District Court of the Southern District of Texas entitled Verdin v. R&B Falcon Drilling USA, Inc. The plaintiff, who purports to be an "offshore worker" previously employed by R&B Falcon Drilling USA, Inc., has alleged that the defendants engaged in a conspiracy to depress wages and benefits paid to the defendants' offshore employees in violation of federal and state antitrust laws. The Company vigorously denies these allegations; however, it has agreed to participate in a settlement. In June 2001, the Company recognized a $5.1 million charge for the portion of its share of the settlement amount that is not within the policy limits of its insurance. The Company's insurance carrier has not yet agreed to pay the remaining amount. On April 24, 2002, the court certified the settlement class and entered a final judgment approving the settlement, subject to certain rights of appeal and intervention by parties to the settlement and absent class members. The Company does not believe the settlement will have a material adverse effect on the Company's financial position, results of operations or cash flows.

     The Company is routinely involved in other litigation incidental to its business, which at times involves claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the existing litigation will have a material adverse effect on the Company's financial position, results of operations or cash flows.

7. INVESTMENT IN AMETHYST JOINT VENTURE

     The Company has a 26.4% equity interest in a joint venture company that is constructing two dynamically-positioned, deepwater semisubmersible drilling rigs, yet to be named and currently referred to as the Amethyst 4 and Amethyst
5. The rigs are being transferred to the Cianbro shipyard in Maine in order to complete construction after Friede Goldman Halter, Inc., ("FGH"), the original builder of the rigs, filed for bankruptcy. FGH had posted performance bonds to ensure completion of the construction and the surety has funded into escrow approximately $160.0 million towards the cost of completing the rigs. The Company anticipates that the construction of the rigs will be completed in late 2003. The joint venture company has financed 87.5% of the cost of construction of these rigs through credit facilities, with repayment of the borrowings under those facilities guaranteed by the United States Maritime Administration ("MARAD"). Advances under the credit facilities are being provided without recourse to any of the joint venture owners. The remaining 12.5% of the cost of construction is being provided by the joint venture company from equity contributions that have been made by the joint venture partners. Through March 31, 2002, our equity contributions to the joint venture totaled $26.8 million, including capitalized interest of $5.2 million. In the opinion of management, the performance and payment bonds issued by the surety on behalf of FGH, together with additional draws

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

under the MARAD-guaranteed credit facilities, will provide sufficient funds to complete the Amethyst 4 and Amethyst 5 without requiring additional contributions by the joint venture partners.

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

8. SEGMENT INFORMATION

     The following table sets forth selected consolidated financial information of the Company by operating segment:

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                            ---------------------------------------
                                                                                  2002                 2001
                                                                            ----------------     ------------------
                                                                               (IN MILLIONS, EXCEPT PERCENTAGES)
 Revenues:
   Gulf of Mexico........................................................   $   32.9     11.6%   $  120.0     33.8%
   International offshore................................................      159.7     56.4       103.2     29.0
   International land....................................................       73.3     25.9       100.7     28.4
   E&P services..........................................................       17.0      6.1        31.3      8.8
                                                                            -------- --------    -------- --------
     Total revenues......................................................      282.9    100.0       355.2    100.0
                                                                            ======== ========    ======== ========

 Operating Costs:
   Gulf of Mexico........................................................       29.5     17.2        56.1     27.3
   International offshore................................................       80.2     46.7        56.6     27.6
   International land....................................................       50.0     29.1        70.0     34.1
   E&P services..........................................................       12.0      7.0        22.7     11.0
                                                                            -------- --------    -------- --------
     Total operating costs...............................................      171.7    100.0       205.4    100.0
                                                                            ======== ========    ======== ========

 Gross Margin:
   Gulf of Mexico........................................................        3.4      3.1        63.9     42.7
   International offshore................................................       79.5     71.5        46.6     31.1
   International land....................................................       23.3     21.0        30.7     20.5
   E&P services..........................................................        5.0      4.4         8.6      5.7
                                                                            -------- --------    -------- --------
     Total gross margin..................................................   $  111.2    100.0%   $  149.8    100.0%
                                                                            ======== ========    ======== ========

   Significant Customers

     Two customers accounted for approximately $73.1 million, or 25.8%, of consolidated revenues for the three months ended March 31, 2002. The entire amount was attributable to the Company's international offshore operations. Two customers accounted for approximately $72.4 million, or 20.4%, of consolidated revenues for the three months ended March 30, 2001. Of this amount, $36.3 million and $36.1 million were attributable to the Company's international offshore and international land operations, respectively.

9. SUBSEQUENT EVENTS

     In April 2002, the Company received signed commitments from a group of banks to provide $450.0 million of new senior secured credit facilities, consisting of a three-year $250.0 million revolving credit facility and a five-year $200.0 million term loan. The facilities are expected to close and fund in May 2002. The credit facilities will be available to the Company for general corporate purposes and to refinance existing indebtedness. The facilities will be secured by two of the Company's deepwater semisubmersible rigs, the Pride North America and the Pride South Pacific, and 28 jackup rigs. Upon closing of these facilities, the Company will have aggregate availability under all its senior bank credit facilities of up to $555 million.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Pride International, Inc.:

     We have reviewed the accompanying consolidated balance sheet of Pride International, Inc. as of March 31, 2002, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

     The unaudited consolidated financial statements give retroactive effect to the merger of Marine Drilling Companies, Inc. on September 13, 2001 in a transaction accounted for as a pooling-of-interests, as described in Note 1 to the unaudited consolidated financial statements. We did not review the financial statements of Marine Drilling Companies, Inc., whose revenues for the three-month period ended March 31, 2001 constituted 24% of the consolidated total. Those statements were reviewed by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Marine Drilling Companies, Inc., is based solely on the report of the other auditors.

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

     We have previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, stockholder's equity, and cash flows for the year then ended (not presented herein) and in our report dated March 27, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                                 PricewaterhouseCoopers LLP


Houston, Texas
May 13, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with the accompanying unaudited consolidated financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2001. The following information contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.

GENERAL

     Pride is a leading international provider of contract drilling and related services, operating both offshore and on land. As of May 9, 2002, we operated a global fleet of 328 rigs, including two ultra-deepwater drillships, 12 semisubmersible rigs, 35 jackup rigs, 29 tender-assisted, barge and platform rigs and 250 land-based drilling and workover rigs. We operate in more than 30 countries and marine provinces. We have four principal operating segments: Gulf of Mexico, International Offshore, International Land and E&P Services.

BUSINESS ENVIRONMENT

     The demand for our drilling and E&P services is driven by the capital spending programs of our customers. Our customers' capital spending is affected by their expectations about oil and natural gas prices, anticipated production levels, demand for crude oil and natural gas products, government regulations and many other factors. Due to the volatility of commodity prices, it is difficult to predict with any certainty whether conditions for a particular sector of our business will improve or deteriorate.

     Prices for oil and natural gas increased during 2000 and early 2001 and had a favorable impact on utilization, day rates and demand for our services. From mid-year 2001, activity in the Gulf of Mexico began to weaken, and in the fourth quarter of 2001 and the first quarter of 2002, we experienced particularly weak conditions in the Gulf of Mexico jackup market as high natural gas inventory storage levels resulted in reduced demand for rig services. Average utilization of our Gulf of Mexico jackup fleet during the first quarter of 2002 decreased to 34% from 99% during the first quarter of 2001, and from 43% during the fourth quarter of 2001. Average day rates for our Gulf of Mexico rigs decreased to $26,100 in the first quarter of 2002 from $39,500 in the prior year first quarter and from $28,600 in the fourth quarter of 2001. As of May 9, 2002, 15 of our total fleet of 27 jackups located in the Gulf of Mexico were either available or undergoing upgrades, and the average day rate for the 12 jackup rigs that were working was $25,700.

     In March 2002, we were awarded contracts for three mat-supported jackup rigs from our Gulf of Mexico fleet by Petroleos Mexicanos S.A. ("Pemex") for work offshore Mexico. The contracts are for approximately four years each. The first two rigs commenced operations in April 2002 and the third rig is expected to commence operations by early July 2002. Additionally, we were awarded a two-year contract by Pemex for an additional 1,000 horsepower platform rig. We also have been awarded a two-year contract for one of our Gulf of Mexico independent leg jackup rigs to work offshore India commencing in October 2002.

     During the first quarter of 2002, our international land and E&P segments continued to be affected by the economic and political instability in Argentina and Venezuela. The Argentinean peso has continued to decline in value when compared with the U.S. dollar following the Argentine government's decision to abandon the country's fixed dollar-to-peso exchange rate and to enact other unfavorable economic measures at the end of 2001 and during the first quarter of 2002. During the first quarter, we engaged in discussions with all of our Argentine customers regarding recovery of losses sustained from the devaluation of accounts receivable and the basis on which new business is now being contracted. We have been successful in restructuring most of our contracts whereby the customers agree to a dollar-based dayrate, payable in pesos based on the peso-to-dollar exchange rate on the day that the customer actually pays the invoice. In Venezuela, we recorded a $1.2 million loss on our net bolivar monetary assets due to the devaluation of that country's currency during the first quarter of 2002.

     Our international offshore segment has continued to experience high levels of activity and we have maintained essentially full utilization of our seven high-specification deepwater rigs during the first quarter of 2002. One of those rigs, the Pride South Pacific, completed its contract in April 2002 and is currently being marketed. Our intermediate water-depth semisubmersibles experienced 42% utilization during the first quarter of 2002, with most idle time attributable to scheduled inspections and maintenance. All eight of our international jackup rigs are currently contracted, seven of which are working pursuant to long-term contracts.

OUTLOOK

     Results for our Gulf of Mexico segment should improve throughout the rest of the year due to the start-up of operations offshore Mexico. Industry-wide utilization of jackup rigs in the U.S. Gulf of Mexico has recently improved. Continuation of this trend, along with our success in obtaining additional contracts in Mexico, will determine the extent of improvement in this segment in the near term.

     Results from our international land and E&P services segments are expected to show modest improvement in the second and subsequent quarters of 2002 as a result of additional activity in Chad, where all five of our newly built land-based rigs are now under contract. The economic and political conditions in Argentina and Venezuela remain unstable and continue to negatively impact activity in these countries.

     Our international offshore segment is expected to benefit from an increase in average utilization of our intermediate-depth semisubmersible rigs, to approximately 65% in the second quarter of 2002 and to 70% to 75% for the remainder of the year, as rigs recommence work after completion of scheduled maintenance and inspections. Results for the segment will benefit further as a result of recently obtained jackup rig contracts in international markets for rigs that have been operating in the Gulf of Mexico.

RESULTS OF OPERATIONS

     We have presented in the following table selected consolidated financial and operational information by operating segment:

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                           ------------------------------------------
                                                                                  2002                 2001
                                                                           ------------------    --------------------
                                                                           (IN MILLIONS, EXCEPT DAYS AND PERCENTAGES)
 Revenues:
   Gulf of Mexico........................................................   $   32.9     11.6%   $  120.0     33.8%
   International offshore................................................      159.7     56.4       103.2     29.0
   International land....................................................       73.3     25.9       100.7     28.4
   E&P services..........................................................       17.0      6.1        31.3      8.8
                                                                            -------- --------    -------- --------
     Total revenues......................................................      282.9    100.0       355.2    100.0
                                                                            ======== ========    ======== ========

 Operating Costs:
   Gulf of Mexico........................................................       29.5     17.2        56.1     27.3
   International offshore................................................       80.2     46.7        56.6     27.6
   International land....................................................       50.0     29.1        70.0     34.1
   E&P services..........................................................       12.0      7.0        22.7     11.0
                                                                            -------- --------    -------- --------
     Total operating costs...............................................      171.7    100.0       205.4    100.0
                                                                            ======== ========    ======== ========

 Gross Margin:
   Gulf of Mexico........................................................        3.4      3.1        63.9     42.7
   International offshore................................................       79.5     71.5        46.6     31.1
   International land....................................................       23.3     21.0        30.7     20.5
   E&P services..........................................................        5.0      4.4         8.6      5.7
                                                                            -------- --------    -------- --------
     Total gross margin..................................................   $  111.2    100.0%   $  149.8    100.0%
                                                                            ======== ========    ======== ========

 Days Worked:
   Gulf of Mexico........................................................      1,381                3,253
   International offshore................................................      2,168                1,580
   International land....................................................      9,402               12,399

 Utilization:     .........
   Gulf of Mexico........................................................       37%                  86%
   International offshore................................................       89%                  80%
   International land....................................................       58%                  77%


  Three Months Ended March 31, 2002 Compared to Three Months Ended
  March 31, 2001.

     Revenues. Revenues for the three months ended March 31, 2002 were $72.3 million, or 20.4%, lower than in the three months ended March 31, 2001, primarily due to reduced activity and day rates for our jackup and platform rigs in the Gulf of Mexico and a reduction in activity in Argentina and Venezuela. This decrease was partially offset by the start-up of operations in June and July 2001 of the Pride Carlos Walter and Pride Brazil, two newly-built semisubmersible rigs, and the commencement of new, higher day rate contracts for two additional semisubmersible rigs, as well as the commencement of land drilling operations in Chad.

     Operating Costs. Operating costs for the quarter ended March 31, 2002 were $33.7 million, or 16.4%, lower than in the corresponding quarter of 2001 due to decreased costs associated with rigs that were stacked or being upgraded during the 2002 quarter that operated during the 2001 quarter and a reduction in operating costs in Argentina and Venezuela due to the devaluation of their local currencies, partially offset by operating costs on two newly constructed semisubmersible rigs and the commencement of operations in Chad.

     Depreciation and Amortization. Depreciation expense increased by $6.4 million, or 13.3%, to $54.7 million in the quarter ended March 31, 2002, from $48.3 million in the corresponding period in 2001, due to incremental depreciation on newly acquired and constructed rigs and other rig refurbishments and upgrades. This increase was partially offset by the impact of a reassessment of residual values and estimated remaining useful lives of certain rigs during the third quarter of 2001 and the elimination of amortization of goodwill beginning in January 2002.

     Selling, General and Administrative. Selling, general and administrative expenses decreased by $1.9 million, or 7.6%, to $23.4 million for the three months ended March 31, 2002, from $25.3 million for the three months ended March 31, 2001, primarily due to cost savings associated with the closure of duplicate facilities and staffing reductions following our September 2001 acquisition of Marine Drilling Companies, Inc. Additionally, the devaluation of the currencies in Argentina and Venezuela favorably impacted expenses denominated in their local currencies.

     Other Income (Expense). Other expense for the three months ended March 31, 2002 increased by $8.1 million, or 43.2%, as compared to the corresponding period in 2001. Interest expense increased by $6.7 million principally due to interest on indebtedness added in the March 2001 acquisition of the interests that we did not previously own in the joint venture that constructed the Pride Carlos Walter and Pride Brazil and interest on construction financing for the rigs that had been capitalized during their construction. These increases in interest expense were partially offset by the impact of a reduction in interest rates on floating rate debt. Interest income declined $2.6 million due to lower cash balances available for investment and to a reduction in interest rates. Other, net increased in the three months ended March 31, 2002 primarily due to net foreign exchange gains.

     Income Tax Provision. Our consolidated effective income tax rate for the three months ended March 31, 2002 was 19.0%, as compared to 30.5% for the corresponding period in 2001. The decrease in the effective income tax rate resulted primarily from increased income in foreign jurisdictions with zero to low effective tax rates and reduced income in higher tax jurisdictions, including the U.S.

     Extraordinary Item. The extraordinary loss of $454,000, net of estimated income taxes, for the three months ended March 31, 2002 related to the early extinguishment of approximately $139.8 million accreted value of our zero coupon convertible senior debentures due 2021.

LIQUIDITY AND CAPITAL RESOURCES

     We had net working capital of $279.1 million and $95.1 million as of March 31, 2002 and December 31, 2001, respectively. Our current ratio, the ratio of current assets to current liabilities, was 1.5 at March 31, 2002 and 1.2 at December 31, 2001. The increase in net working capital was attributable primarily to the cash received from our issuance of $300 million principal amount of 2 1/2 % convertible senior notes in March 2002.

     Additions to property and equipment during the three months ended March 31, 2002 totaled $48.4 million, including $10.5 million for the completion of five mobile land rigs which have commenced operations in Chad, $21.2 million for upgrades to the Pride Michigan and the Pride Utah and other reactivation, refurbishment and upgrade expenditures, and approximately $16.7 million for sustaining capital projects. We expect to spend approximately $50 to $60 million during the remainder of 2002 for sustaining capital projects.

     In March 2002, we issued $300.0 million principal amount of 2 1/2% convertible senior notes due 2007. Net proceeds, after deducting underwriting discounts and offering costs, were $291.8 million. The notes are convertible into approximately 18.2 million shares of our common stock (equal to a conversion rate of 60.5694 shares of common stock per $1,000 principal amount or $16.51 per share). Interest on the notes will be paid semiannually beginning in September 2002. The net proceeds have been and will be used to repay debt, including the repurchase of both series of outstanding zero coupon debentures. In connection with the issuance of the notes, a private equity fund related to First Reserve Corporation purchased 7.9 million shares of our common stock from third parties. As a result of that purchase and other purchases of our common stock by First Reserve managed funds, First Reserve funds owned at March 31, 2002 a total of 19.5 million shares of our common stock, or approximately 14.7% of the total shares outstanding.

     In March 2002, we purchased on the open market and then extinguished $227.0 million principal amount at maturity of our zero coupon convertible senior debentures due 2021. The aggregate purchase price was $140.5 million and the accreted value of the debentures, less offering costs, was $139.8 million, resulting in an extraordinary loss, net of estimated income taxes, of $454,000.

     We currently have senior bank credit facilities with domestic and foreign banks that provide aggregate availability of up to $255 million. The credit facilities terminate between June 2002 and June 2005. Borrowings under each of the credit facilities bear interest at variable rates based on LIBOR plus a spread ranging from 0.50% to 2.50%. As of March 31, 2002, borrowings of $160.0 million were outstanding under these credit facilities.

     In April 2002, we received signed commitments from a group of banks to provide $450.0 million of new senior secured credit facilities, consisting of a three-year $250.0 million revolving credit facility and a five-year $200.0 million term loan. The facilities are expected to close and fund in May 2002. The credit facilities will be available to us for general corporate purposes and to refinance existing indebtedness. The facilities will be secured by two of our deepwater semisubmersible rigs, the Pride North America and the Pride South Pacific, and 28 jackup rigs. Upon closing of these facilities, we will have aggregate availability under all our senior bank credit facilities of up to $555 million.

     We have a 26.4% equity interest in a joint venture company that is constructing two dynamically-positioned, deepwater semisubmersible drilling rigs, yet to be named and currently referred to as the Amethyst 4 and Amethyst
5. The rigs are being transferred to the Cianbro shipyard in Maine in order to complete construction after Friede Goldman Halter, Inc. ("FGH"), the original builder of the rigs, filed for bankruptcy. FGH had posted performance bonds to ensure completion of the construction and the surety has funded into escrow approximately $160.0 million towards the cost of completing the rigs. We anticipate that the construction of the rigs will be completed in late 2003. The joint venture company has financed 87.5% of the cost of construction of those rigs through credit facilities, with repayment of the borrowings under those facilities guaranteed by the United States Maritime Administration ("MARAD"). Advances under the credit facilities are being provided without recourse to any of the joint venture owners. The remaining 12.5% of the cost of construction is being provided by the joint venture company from equity contributions that have been made by the joint venture partners. Through March 31, 2002, our equity contributions to the joint venture totaled $26.8 million, including capitalized interest of $5.2 million. In the opinion of management, the performance and payment bonds issued by the surety on behalf of FGH, together with additional draws under the MARAD-guaranteed credit facilities, will provide sufficient funds to complete the Amethyst 4 and Amethyst 5 without requiring additional contributions by the joint venture partners.

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

     As of March 31, 2002, we had approximately $1.9 billion of long-term debt and capital lease obligations. We do not expect that our level of total indebtedness will have a material adverse impact on our financial position, results of operations or liquidity in future periods.

     At March 31, 2002, $47.2 million of our cash balances, which amount is included in restricted cash, consists of funds held in trust in connection with our drillship and semisubmersible loans and our limited-recourse collateralized term loans and, accordingly, is not available for our use.

     Management believes that the cash and cash equivalents on hand, together with the cash generated from our operations and borrowings under our credit facilities, will be adequate to fund normal ongoing capital expenditures, working capital and debt service requirements for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 with early adoption encouraged. SFAS No. 143 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as extraordinary items and requires certain sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We are currently assessing the impact of this statement on our consolidated financial position, results of operations and cash flow.

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

     o   completion and employment of rigs under construction and

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

ITEM 3A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding our exposure to certain market risks, see "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2001. There have been no material changes to the disclosure regarding our exposure to certain market risks made in the annual report. For additional information regarding our long-term debt, please see Note 3 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The information set forth in Note 6 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q regarding the lawsuit entitled Verdin v. R&B Falcon Drilling USA, Inc. is incorporated by reference in response to this item.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The information set forth in Note 3 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q regarding the issuance in March 2002 of $300 million aggregate principal amount of our 2 1/2% convertible senior notes due 2007 is incorporated by reference in response to this item. The notes were issued only (1) to "qualified institutional buyers" in reliance on Rule 144A under the Securities Act of 1933 and (2) outside the United States to persons other than U.S. persons in offshore transactions meeting the requirements of Rule 904 of Regulation S under the Securities Act. The notes were issued at 100% of the principal amount thereof, plus accrued interest. Deutsche Banc Alex. Brown Inc., the initial purchaser of the notes, purchased the notes from us at 97.25% of the principal amount thereof, plus accrued interest.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


15.1  -  Awareness letter of PricewaterhouseCoopers LLP.


(b) Reports on Form 8-K

     In a Current Report on Form 8-K filed with the SEC on February 26, 2002, as amended by a Form 8-K/A filed with the SEC on February 27, 2002, we (i) reported pursuant to Item 5 of Form 8-K that we had announced on February 26, 2002 our results of operations for the quarter and year ended December 31, 2001 and other information about our business; (ii) furnished pursuant to Item 9 of Form 8-K information regarding the contract status of our rigs and supplemental operating statistics posted to our website on February 26, 2002 and (iii) filed and/or furnished pursuant to Item 7 of Form 8-K the related press release and website posting.

     In a Current Report on Form 8-K filed with the SEC on March 4, 2002, we (i) reported pursuant to Item 5 of Form 8-K that we had issued a notice on February 26, 2002 pursuant to Rule 135c under the Securities Act of 1933 with respect to a private offering of 2 1/2% convertible senior notes due 2007 and (ii) filed the related notice pursuant to Item 7 of Form 8-K.

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



                                           PRIDE INTERNATIONAL, INC.


                                           By:        EARL W. MCNIEL
                                                 ------------------------
                                                     (EARL W. MCNIEL)
                                                 VICE PRESIDENT AND CHIEF
                                                    FINANCIAL OFFICER

Date:  May 15, 2002

                                 EXHIBIT INDEX


EXHIBIT
  NO.                DESCRIPTION
-------              -----------

 15.1           Awareness Letter of PricewaterhouseCoopers LLP