Form 10-Q
period 2002-06-30
PRIDE INTERNATIONAL INC
filed 2002-08-14
CIK 833081

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

                                              Outstanding as of August 8, 2002
  Common Stock, par value $.01 per share                 133,220,476

================================================================================

                            PRIDE INTERNATIONAL, INC.

                                      INDEX

                                                                                                           PAGE NO.
PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements

         Consolidated Balance Sheet as of June 30, 2002 and December 31, 2001.............................       2
         Consolidated Statement of Operations for the three months ended
              June 30, 2002 and 2001......................................................................       3
         Consolidated Statement of Operations for the six months ended
              June 30, 2002 and 2001......................................................................       4
         Consolidated Statement of Cash Flows for the six months ended
              June 30, 2002 and 2001......................................................................       5
         Notes to Unaudited Consolidated Financial Statements.............................................       6
         Report of Independent Accountants................................................................      13

     Item 2.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...................................................................      14

     Item 3A.  Quantitative and Qualitative Disclosures about Market Risk.................................      21

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings..........................................................................      22

     Item 4    Submission of Matters to a Vote of Security Holders........................................      22

     Item 6.   Exhibits and Reports on Form 8-K...........................................................      23

     Signatures...........................................................................................      24

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            PRIDE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT PAR VALUES)

                                                                                         JUNE 30,     DECEMBER 31,
                                                                                           2002           2001
                                                                                       ------------   -------------
                                                                                        (UNAUDITED)
                                            ASSETS
CURRENT ASSETS
     Cash and cash equivalents ....................................................    $    142,155   $      58,988
     Restricted cash...............................................................          51,946          55,400
     Trade receivables, net........................................................         284,416         333,433
     Parts and supplies............................................................          65,766          59,720
     Deferred income taxes.........................................................           1,836           2,096
     Other current assets..........................................................         154,589         122,503
                                                                                       ------------   -------------
         Total current assets......................................................         700,708         632,140
                                                                                       ------------   -------------

PROPERTY AND EQUIPMENT, net........................................................       3,371,328       3,371,159
                                                                                       ------------   -------------

OTHER ASSETS
     Investments in and advances to affiliates.....................................          27,122          26,524
     Goodwill .....................................................................          64,656          64,656
     Other assets, net.............................................................         125,821         111,211
                                                                                       ------------   -------------
         Total other assets........................................................         217,599         202,391
                                                                                       ------------   -------------
                                                                                       $  4,289,635   $   4,205,690
                                                                                       ============   =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable..............................................................    $    158,284   $     188,686
     Accrued expenses..............................................................         199,030         203,527
     Short-term borrowings.........................................................          15,951          42,379
     Current portion of long-term debt.............................................          90,539          99,850
     Current portion of long-term lease obligations................................           2,758           2,643
                                                                                       ------------   -------------
         Total current liabilities.................................................         466,562         537,085
                                                                                       ------------   -------------

OTHER LONG-TERM LIABILITIES........................................................         121,700         128,293
LONG-TERM DEBT, net of current portion.............................................       1,787,753       1,624,888
LONG-TERM LEASE OBLIGATIONS, net of current portion................................          13,694          14,997
DEFERRED INCOME TAXES..............................................................         125,349         137,214
MINORITY INTEREST..................................................................          75,320          66,107
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 50,000 shares authorized; none issued........              --              --
     Common stock, $.01 par value; 400,000 shares authorized;
         133,183 and 132,847 shares issued and outstanding, respectively...........           1,332           1,328
     Paid-in capital...............................................................       1,223,276       1,218,624
     Accumulated other comprehensive income (loss).................................             684          (1,015)
     Retained earnings.............................................................         473,965         478,169
                                                                                       ------------   -------------
         Total stockholders' equity................................................       1,699,257       1,697,106
                                                                                       ------------   -------------
                                                                                       $  4,289,635   $   4,205,690
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

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                           2002           2001
                                                                                       ------------   ------------
REVENUES ..........................................................................    $    283,439   $     388,825
OPERATING COSTS....................................................................         169,520         215,314
                                                                                       ------------   -------------
     Gross margin..................................................................         113,919         173,511

DEPRECIATION AND AMORTIZATION......................................................          56,370          49,423
SELLING, GENERAL AND ADMINISTRATIVE................................................          22,291          24,294
                                                                                       ------------   -------------
EARNINGS FROM OPERATIONS...........................................................          35,258          99,794
                                                                                       ------------   -------------

OTHER INCOME (EXPENSE)
     Interest expense..............................................................         (33,245)        (24,535)
     Interest income...............................................................           1,679           3,081
     Other, net....................................................................          (1,944)         (6,601)
                                                                                       ------------   -------------
         Total other expense, net..................................................         (33,510)        (28,055)
                                                                                       ------------   -------------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST.................................           1,748          71,739

INCOME TAX PROVISION...............................................................           1,211          21,217

MINORITY INTEREST..................................................................           4,695           3,810
                                                                                       ------------   -------------

NET EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM......................................          (4,158)         46,712

EXTRAORDINARY ITEM, NET............................................................            (155)             --
                                                                                       ------------   -------------

NET EARNINGS (LOSS)................................................................    $     (4,313)  $      46,712
                                                                                       ============   =============

NET EARNINGS (LOSS) PER SHARE BEFORE EXTRAORDINARY ITEM
         Basic.....................................................................    $      (0.03)  $        0.35
         Diluted...................................................................    $      (0.03)  $        0.32

NET EARNINGS (LOSS) PER SHARE AFTER EXTRAORDINARY ITEM
         Basic.....................................................................    $      (0.03)  $        0.35
         Diluted...................................................................    $      (0.03)  $        0.32

WEIGHTED AVERAGE SHARES OUTSTANDING
         Basic.....................................................................         133,094         132,151
         Diluted...................................................................         133,094         154,803

         The accompanying notes are an integral part of the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                           2002           2001
                                                                                       ------------   -------------
REVENUES ..........................................................................    $    566,315   $     744,053
OPERATING COSTS....................................................................         341,237         420,706
                                                                                       ------------   -------------

     Gross margin..................................................................         225,078         323,347

DEPRECIATION AND AMORTIZATION......................................................         111,075          97,713
SELLING, GENERAL AND ADMINISTRATIVE................................................          45,693          49,617
                                                                                       ------------   -------------

EARNINGS FROM OPERATIONS...........................................................          68,310         176,017
                                                                                       ------------   -------------

OTHER INCOME (EXPENSE)
     Interest expense..............................................................         (64,380)        (48,926)
     Interest income...............................................................           3,023           6,974
     Other, net....................................................................           1,071          (4,796)
                                                                                       ------------   -------------
         Total other expense, net..................................................         (60,286)        (46,748)
                                                                                       ------------   -------------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST.................................           8,024         129,269

INCOME TAX PROVISION...............................................................           2,406          38,770

MINORITY INTEREST..................................................................           9,213           7,866
                                                                                       ------------   -------------

NET EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM......................................          (3,595)         82,633

EXTRAORDINARY ITEM, NET............................................................            (609)             --
                                                                                       ------------   -------------

NET EARNINGS (LOSS)................................................................    $     (4,204)  $      82,633
                                                                                       ============   =============

NET EARNINGS (LOSS) PER SHARE BEFORE EXTRAORDINARY ITEM
         Basic.....................................................................    $      (0.03)  $        0.63
         Diluted...................................................................    $      (0.03)  $        0.58

NET EARNINGS (LOSS) PER SHARE AFTER EXTRAORDINARY ITEM
         Basic.....................................................................    $      (0.03)  $        0.63
         Diluted...................................................................    $      (0.03)  $        0.58

WEIGHTED AVERAGE SHARES OUTSTANDING
         Basic.....................................................................         132,979         130,422
         Diluted...................................................................         132,979         151,025

         The accompanying notes are an integral part of the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE  30,
                                                                                            2002          2001
                                                                                       ------------   -------------
OPERATING ACTIVITIES
     Net earnings (loss)...........................................................    $     (4,204)  $      82,633
     Adjustments to reconcile net earnings (loss) to net
        cash provided by operating activities -
     Depreciation and amortization.................................................         111,075          97,713
     Discount amortization on zero coupon debentures...............................           6,422           8,163
     Amortization of deferred loan costs...........................................           3,816           1,002
     Gain on sale of assets........................................................            (124)           (309)
     Deferred tax provision (benefit)..............................................         (11,605)         16,882
     Minority interest.............................................................           9,213           7,866
     Extraordinary item............................................................             609              --
         Changes in assets and liabilities, net of effects of acquisitions -
              Trade receivables....................................................          49,017         (44,822)
              Parts and supplies...................................................          (6,046)         (1,159)
              Other current assets.................................................         (32,086)        (37,726)
              Other assets.........................................................         (10,257)         (3,627)
              Accounts payable.....................................................         (77,100)        (39,554)
              Accrued expenses.....................................................          (2,798)            842
              Other long-term liabilities..........................................          (6,593)          5,432
                                                                                       ------------   -------------
                  Net cash provided by operating activities........................          29,339          93,336
                                                                                       ------------   -------------

INVESTING ACTIVITIES
     Purchase of net assets of acquired entities, less cash acquired...............              --           3,375
     Purchases of property and equipment...........................................         (64,802)       (117,716)
     Proceeds from sales of property and equipment.................................             430           1,044
     Investments in and advances to affiliates.....................................            (598)        (16,874)
                                                                                       ------------   -------------
                  Net cash used in investing activities............................         (64,970)       (130,171)
                                                                                       ------------   -------------

FINANCING ACTIVITIES
     Proceeds from issuance of common stock........................................              --          62,000
     Proceeds from exercise of stock options.......................................           4,656           5,344
     Proceeds from issuance of notes and debentures, net of issue costs............         291,781         254,500
     Proceeds from debt borrowings.................................................         260,000          31,410
     Reduction of debt.............................................................        (441,093)       (263,439)
     Change in restricted cash.....................................................           3,454          (1,939)
                                                                                       ------------   -------------
                  Net cash provided by financing activities........................         118,798          87,876
                                                                                       ------------   -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS..........................................          83,167          51,041
CASH AND CASH EQUIVALENTS, beginning of period.....................................          58,988          77,178
                                                                                       ------------   -------------

CASH AND CASH EQUIVALENTS, end of period...........................................    $    142,155   $     128,219
                                                                                       ============   =============

SUPPLEMENTAL CASH FLOW INFORMATION
     Capital expenditures in accounts payable......................................    $     46,698   $      48,655

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

     In September 2001, Pride acquired Marine Drilling Companies, Inc. ("Marine") pursuant to a merger of Marine into a wholly owned subsidiary of Pride. Approximately 58.7 million shares of Pride common stock were issued to the former shareholders of Marine, which equaled approximately 44% of the outstanding common shares of the combined company immediately following the acquisition. The Marine merger was followed by a merger that changed Pride's state of incorporation from Louisiana to Delaware. The acquisition of Marine was accounted for as a pooling-of-interests for accounting and financial reporting purposes. Under this method of accounting, the recorded historical carrying amounts of the assets and liabilities of Pride and Marine are carried forward to the financial statements of the combined company at recorded amounts, results of operations of the combined company include the income and expenses of Pride and Marine for the entire fiscal period in which the combination occurred, and the historical results of operations of the separate companies for the fiscal periods prior to the combination are combined and reported as the historical results of operations of the combined company. The results of operations of Pride and Marine for the three and six month periods prior to the combination included in the combined company's recorded amounts are as follows (in thousands):


                                                           THREE MONTHS ENDED JUNE 30, 2001
                                                   ----------------------------------------------
                                                      PRIDE            MARINE           COMBINED
                                                   -----------       -----------       ----------
     Revenues..................................    $   291,060       $    97,765       $  388,825
     Net earnings..............................         18,109            28,603           46,712

                                                            SIX MONTHS ENDED JUNE 30, 2001
                                                   ----------------------------------------------
                                                      PRIDE            MARINE           COMBINED
                                                   -----------       -----------       ----------
     Revenues..................................    $   561,414       $   182,639       $  744,053
     Net earnings..............................         30,071            52,562           82,633

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

     PricewaterhouseCoopers LLP, the Company's independent accountants, have performed a review of the unaudited consolidated financial statements included herein in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the Securities Act of 1933, the report of PricewaterhouseCoopers LLP, included herein, should not be considered a part of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meanings of Sections 7 and 11 of the Securities Act, and the liability provisions of Section 11 of such act do not apply thereto.

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Comprehensive Income

     Comprehensive income is the change in the Company's equity from all transactions except those resulting from investments by or distributions to owners. Comprehensive income for the three and six months ended June 30, 2002 and 2001 was as follows (in thousands):

                                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                         JUNE  30,                  JUNE 30,
                                                                  ----------------------     ----------------------
                                                                     2002         2001         2002         2001
                                                                  ---------     --------     --------     ---------
Net earnings (loss)...........................................    $  (4,313)    $ 46,712     $ (4,204)    $  82,633
Foreign currency translation gains, net.......................        2,164        1,015        1,699           751
                                                                  ---------     --------     --------     ---------
Comprehensive income (loss)...................................    $  (2,149)    $ 47,727     $ (2,505)    $  83,384
                                                                  =========     ========     ========     =========


Long-Term Assets

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective January 1, 2002. The Company will review long-term assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of long-term assets may not be recoverable from their undiscounted future cash flows and will recognize an impairment loss for the difference between the carrying amount and the fair value of the asset. The adoption of SFAS No. 144 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as extraordinary items and requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged.

     SFAS Nos. 143, 145 and 146 are not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows when adopted.

2.   GOODWILL

     Effective January 1, 2002, the Company adopted SFAS No. 142, which eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. The Company ceased amortizing goodwill on January 1, 2002. The Company performed a transitional impairment test of goodwill during the second quarter of 2002 and determined that the fair value exceeded the recorded cost as of January 1, 2002; accordingly, no impairment has been recorded.

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     The Company's net earnings and net earnings per share, adjusted to exclude goodwill amortization expense, for the three and six months ended June 30, 2001, are as follows:

                                                                                         THREE MONTHS   SIX MONTHS
                                                                                             ENDED        ENDED
                                                                                         JUNE 30, 2001  JUNE 30,2001
                                                                                         -------------  ------------
                                                                                            (IN THOUSANDS, EXCEPT
                                                                                              PER SHARE AMOUNTS)
Net earnings as reported...............................................................   $  46,712     $  82,633
Goodwill amortization, net of tax......................................................         666         1,290
                                                                                          ---------     ---------
Adjusted net earnings..................................................................   $  47,378     $  83,923
                                                                                          =========     =========

BASIC EARNINGS PER SHARE
Net basic earnings per share as reported...............................................   $    0.35     $    0.63
Goodwill amortization, net of tax......................................................        0.01          0.01
                                                                                          ---------     ---------
Adjusted basic earnings per share......................................................   $    0.36     $    0.64
                                                                                          =========     =========

DILUTED EARNINGS PER SHARE
Net diluted earnings per share as reported.............................................   $    0.32     $    0.58
Goodwill amortization, net of tax......................................................          --          0.01
                                                                                          ---------     ---------
Adjusted diluted earnings per share....................................................   $    0.32     $    0.59
                                                                                          =========     =========

3.   LONG-TERM DEBT

     Long-term debt as of June 30, 2002 and December 31, 2001 consisted of the following:

                                                                                         JUNE 30,     DECEMBER 31,
                                                                                           2002           2001
                                                                                       ------------   ------------
                                                                                              (IN THOUSANDS)
         Senior secured term loan..................................................    $    200,000   $          --
         Senior secured credit facilities..........................................              --         100,000
         9 3/8% Senior Notes due 2007..............................................         325,000         325,000
         10% Senior Notes due 2009.................................................         200,000         200,000
         Drillship loans...........................................................         255,297         288,687
         Semisubmersible loans.....................................................         232,933         250,000
         2 1/2% Convertible Senior Notes Due 2007..................................         300,000              --
         Zero Coupon Convertible Senior Debentures Due 2021........................         128,873         268,545
         Zero Coupon Convertible Subordinated Debentures Due 2018..................         136,095         177,575
         Senior convertible notes payable..........................................          85,853          85,853
         Limited-recourse collateralized term loans................................          13,340          16,274
         Note payable to seller....................................................              --          11,556
         Other notes payable.......................................................             901           1,248
                                                                                       ------------   -------------

                                                                                          1,878,292       1,724,738
         Current portion of long-term debt.........................................          90,539          99,850
                                                                                       ------------   -------------
         Long-term debt, net of current portion....................................    $  1,787,753   $   1,624,888
                                                                                       ============   =============

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     In June 2002, the Company entered into senior secured credit facilities with a group of banks providing for aggregate availability of up to $450.0 million, consisting of a five-year $200.0 million term loan and a three-year $250.0 million revolving credit facility. Proceeds from the term loan have been used to refinance a portion of the amounts outstanding under other credit facilities. Borrowings under the revolving credit facility are available for general corporate purposes. The Company may issue up to $50.0 million of letters of credit under the revolving credit facility. As of June 30, 2002, there were $6.5 million of letters of credit issued under the facility. The facilities are secured by two deepwater semisubmersible rigs, the Pride North America and the Pride South Pacific, and 28 jackup rigs. Borrowings under the facilities currently bear interest at variable rates based on LIBOR plus a spread based on the credit rating of the facility or, if unrated, index debt, currently 2.5% for the term loan and 2.0% for the revolving credit facility. The interest rate on the term loan was 4.4% as of June 30, 2002. The credit facilities contain provisions that limit the ability of the Company and its subsidiaries, with certain exceptions, to pay dividends or make other restricted payments and investments; incur additional debt; create liens; incur dividend or other payment restrictions affecting subsidiaries; consolidate, merge or transfer all or substantially all of its assets; sell assets or subsidiaries; enter into speculative hedging arrangements outside the ordinary course of business; enter into transactions with affiliates; make maintenance capital expenditures and incur long-term operating leases. The credit facilities also require the Company to comply with specified financial tests, including a ratio of net debt to EBITDA, an interest coverage ratio, a ratio of net debt to total capitalization and a minimum net worth.

     The Company also has a senior credit facility with foreign banks that provides aggregate availability of up to $105.0 million. The credit facility terminates in June 2005. Borrowings under the credit facility bear interest at variable rates based on LIBOR plus a spread ranging from 1.00% to 1.55%. As of June 30, 2002, there were no borrowings outstanding under this credit facility. Together with the new revolving credit facility discussed above, the Company had $348.5 million in aggregate availability as of June 30, 2002.

     The Company has a senior secured credit facility with a U.S. bank under which up to $15.0 million of letters of credit may be issued. Outstanding letters of credit issued under this credit facility are secured by the Company's cash and cash equivalents maintained at such bank. The letter of credit facility expires in March 2003. As of June 30, 2002, there were $6.6 million of letters of credit issued under this credit facility.

     In June 2002, the Company purchased on the open market and then extinguished a total of $95.9 million principal amount at maturity of its zero coupon convertible subordinated debentures due 2018. The total purchase price was $45.4 million and the accreted value of the debentures, less offering costs, was $45.2 million, resulting in an extraordinary loss after estimated income taxes of $0.1 million. The holders of the debentures have the right to require the Company to purchase their debentures in April 2003. These debentures are classified as long-term debt based on the Company's ability and intent to refinance the debentures using existing cash balances and available credit facilities. See Note 9.

     In March 2002, the Company purchased on the open market and then extinguished a total of $227.0 million principal amount at maturity of its zero coupon convertible senior debentures due 2021. The total purchase price was $140.5 million and the accreted value of the debentures, less offering costs, was $139.8 million, resulting in an extraordinary loss after estimated income taxes of $0.5 million. The holders of the debentures have the right to require the Company to purchase their debentures in January 2003. These debentures are classified as long-term debt based on the Company's ability and intent to refinance the debentures using existing cash balances and available credit facilities.

     In March 2002, the Company issued $300.0 million principal amount of 2 1/2% convertible senior notes due March 1, 2007. The net proceeds to the Company, after deducting underwriting discounts and offering costs, were $291.8 million. The notes are convertible into approximately 18.2 million shares of common stock of the Company (equal to a conversion rate of 60.5694 shares of common stock per $1,000 principal amount or $16.51 per share). Interest on the notes is payable semiannually with the first interest payment due September 1, 2002. On or after March 4, 2005, the notes are redeemable at the Company's option, in whole or in part, for cash at redemption prices starting at 101% and declining to 100% by March 1, 2007, in each case plus accrued and unpaid interest. The Company may redeem some or all of the notes at any time prior to March 4, 2005 at 100% of the principal amount, plus accrued and unpaid interest and an amount equal to 7.5% of the principal amount, less the amount of any interest actually paid on the notes on or prior to the redemption date, if the closing price of the Company's common stock has exceeded 150% of the conversion price per share then in effect for at least 20 trading days within a period of 30 consecutive trading days. In connection with the issuance of the notes, a private equity fund related to First Reserve Corporation purchased 7.9 million shares of the Company's common stock

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


from third parties. As a result of that purchase and other purchases of the Company's common stock by First Reserve managed funds, First Reserve funds owned as of June 30, 2002 a total of 19.5 million shares of common stock, or approximately 14.7% of the total shares outstanding. First Reserve manages private equity funds that specialize in the energy industry.

     As of June 30, 2002, $51.9 million of the Company's cash balances, which amount is included in restricted cash, consists of funds held in trust in connection with the Company's drillship and semisubmersible loans and its limited-recourse collateralized term loans and, accordingly, is not available for use by the Company.

4.   INCOME TAXES

     The Company's consolidated effective income tax rate for the six months ended June 30, 2002 and 2001 was 30.0%. The Company's consolidated effective income tax rate for the three months ended June 30, 2002 was 69.3%, as compared to 29.6% for the corresponding period in 2001. The increase resulted from reduced income in foreign jurisdictions with zero to low effective tax rates and revision of the year-to-date estimated effective income tax rate.

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

     The following table presents information necessary to calculate basic and diluted net earnings per share:

                                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                         JUNE  30,                  JUNE 30,
                                                                  ----------------------     ----------------------
                                                                     2002         2001         2002         2001
                                                                  ---------     --------     --------     ---------
Net earnings (loss) before extraordinary item.................    $  (4,158)    $ 46,712     $ (3,595)    $  82,633
Extraordinary item, net.......................................         (155)          --         (609)           --
                                                                  ---------     --------     --------     ---------
Net earnings (loss) after extraordinary item..................       (4,313)      46,712       (4,204)       82,633
Interest expense on convertible debentures and notes..........           --        4,430           --         8,505
Income tax effect.............................................           --       (1,551)          --        (2,977)
                                                                  ---------     --------     --------     ---------
     Adjusted net earnings (loss) after extraordinary item....    $  (4,313)    $ 49,591     $ (4,204)    $  88,161
                                                                  =========     ========     ========     =========

Weighted average shares outstanding ..........................      133,094      132,151      132,979       130,422
Convertible debentures and notes..............................           --       20,362           --        18,269
Stock options ................................................           --        2,290           --         2,334
                                                                  ---------     --------     --------     ---------
     Adjusted weighted average shares outstanding.............      133,094      154,803      132,979       151,025
                                                                  =========     ========     ========     =========


     The calculation of diluted weighted average shares outstanding excludes
37.1 million and 8.8 million common shares for the three months ended June 30, 2002 and 2001, respectively, and 32.5 million and 12.0 million common shares for the six months ended June 30, 2002 and 2001, respectively, issuable pursuant to convertible debt and outstanding options. These shares were excluded as their effect was antidilutive or the exercise price of stock options exceeded the average price of the Company's common stock for the period.

6.   COMMITMENTS AND CONTINGENCIES

     The Company and a number of other offshore drilling contractors with operations in the Gulf of Mexico were defendants in a lawsuit in the U.S. District Court of the Southern District of Texas entitled Verdin v. R&B Falcon Drilling USA, Inc. The plaintiff, who purported to be an "offshore worker" previously employed by R&B Falcon Drilling USA, Inc., alleged that the defendants engaged in a conspiracy to depress wages and benefits paid to the defendants' offshore employees in violation of federal and state antitrust laws. The Company vigorously denied these allegations; however, to avoid the cost and uncertainties of continued litigation, it agreed to participate in a settlement. In April 2002, the court

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


certified the settlement class and entered a final judgment approving the settlement. The Company's portion of the settlement amount was $14.1 million. The judgment is now final and non-appealable and fully discharges the Company from any and all past or future liability specifically related to this matter. In June 2001, the Company recognized a $5.1 million charge for the portion of its share of the settlement amount that is not within the policy limits of its insurance. The Company's insurance carrier has not yet agreed to pay the remaining amount and the Company has commenced litigation against this insurer.

     The Company is routinely involved in other litigation incidental to its business, which at times involves claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the existing litigation will have a material adverse effect on the Company's financial position, results of operations or cash flows.

7.   INVESTMENT IN AMETHYST JOINT VENTURE

     The Company has a 26.4% equity interest in a joint venture company that is constructing two dynamically-positioned, deepwater semisubmersible drilling rigs, yet to be named and currently referred to as the Amethyst 4 and Amethyst
5. The rigs have been transferred to the Cianbro Corporation shipyard in Maine in order to complete construction after Friede Goldman Halter, Inc. ("FGH"), the original builder of the rigs, filed for bankruptcy. FGH had posted performance bonds to ensure completion of the construction and the surety has funded into escrow approximately $160.0 million towards the cost of completing the rigs. The Company anticipates that the construction of the rigs will be completed in late 2003. The joint venture company has financed 87.5% of the cost of construction of these rigs through credit facilities, with repayment of the borrowings under those facilities guaranteed by the United States Maritime Administration ("MARAD"). Advances under the credit facilities are being provided without recourse to any of the joint venture owners. The remaining 12.5% of the cost of construction is being provided by the joint venture company from equity contributions that have been made by the joint venture partners. Through June 30, 2002, the Company's equity contributions to the joint venture totaled $27.1 million, including capitalized interest of $5.5 million. In the opinion of management, the performance and payment bonds issued by the surety on behalf of FGH, together with additional draws under the MARAD-guaranteed credit facilities, will provide sufficient funds to complete the Amethyst 4 and Amethyst 5 without requiring additional contributions by the joint venture partners.

     Based on current demand for deepwater drilling rigs, the Company believes the Amethyst 4 and Amethyst 5 will be contracted to Petroleo Brasilerio S.A. ("Petrobras"), which currently employs four of the Company's semisubmersible drilling rigs, including the recently constructed Amethyst class rigs Pride Carlos Walter and Pride Brazil, or to another customer. There can be no assurance, however, that either the Amethyst 4 or Amethyst 5 will be chartered to Petrobras or to any other customer.

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


8.   SEGMENT INFORMATION

     The following table sets forth selected consolidated financial information of the Company by operating segment:


                                          THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                   ------------------------------------     --------------------------------------
                                         2002                2001                 2002                 2001
                                   ----------------    ----------------     -----------------    -----------------
                                                          (IN MILLIONS, EXCEPT PERCENTAGES)
 Revenues:
   Gulf of Mexico...............   $   41.3    14.6%   $  137.2    35.3%    $   74.2     13.1%   $  257.2     34.6%
   International offshore.......      157.8    55.7       108.3    27.9        317.5     56.1       211.5     28.4
   International land...........       68.7    24.2       104.6    26.9        142.0     25.1       205.2     27.6
   E&P services.................       15.6     5.5        38.7     9.9         32.6      5.7        70.1      9.4
                                   -------- -------    -------- -------     -------- --------    -------- --------
     Total revenues.............      283.4   100.0       388.8   100.0        566.3    100.0       744.0    100.0
                                   -------- -------    -------- -------     -------- --------    -------- --------

 Operating Costs: ..............
   Gulf of Mexico...............       34.6    20.4        57.3    26.6         64.1     18.8       113.4     27.0
   International offshore.......       77.5    45.7        57.6    26.8        157.8     46.2       114.3     27.2
   International land...........       46.4    27.4        71.3    33.1         96.4     28.3       141.2     33.5
   E&P services.................       11.0     6.5        29.1    13.5         22.9      6.7        51.8     12.3
                                   -------- -------    -------- -------     -------- --------    -------- --------
     Total operating costs......      169.5   100.0       215.3   100.0        341.2    100.0       420.7    100.0
                                   -------- -------    -------- -------     -------- --------    -------- --------

 Gross Margin: .................
   Gulf of Mexico...............        6.7     5.9        79.9    46.1         10.1      4.5       143.8     44.4
   International offshore.......       80.3    70.5        50.7    29.2        159.7     70.9        97.2     30.1
   International land...........       22.3    19.6        33.3    19.2         45.6     20.3        64.0     19.8
   E&P services.................        4.6     4.0         9.6     5.5          9.7      4.3        18.3      5.7
                                   -------- -------    -------- -------     -------- --------    -------- --------
     Total gross margin.........   $  113.9   100.0%   $  173.5   100.0%    $  225.1    100.0%   $  323.3    100.0%
                                   ======== =======    ======== =======     ======== ========    ======== ========

Significant Customers

     Two customers accounted for approximately $68.4 million and $141.5 million, or 24.1% and 25.0%, respectively, of consolidated revenues for the three and six months ended June 30, 2002. Two customers accounted for approximately $108.6 million and $181.2 million, or 27.9% and 24.4%, respectively, of consolidated revenues for the three and six months ended June 30, 2001.

9.   SUBSEQUENT EVENTS

     In July 2002, the Company purchased on the open market and then extinguished a total of $57.5 million principal amount at maturity of its zero coupon convertible subordinated debentures due 2018. The total purchase price was $27.2 million and the accreted value of the debentures, less offering costs, was $27.1 million, resulting in an extraordinary loss after estimated income taxes of $0.1 million.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Pride International, Inc.:

     We have reviewed the accompanying consolidated balance sheet of Pride International, Inc. as of June 30, 2002, and the related consolidated statements of operations for each of the three month and six month periods ended June 30, 2002 and 2001, and the related consolidated statement of cash flows for the six month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

     The unaudited consolidated financial statements give retroactive effect to the merger of Marine Drilling Companies, Inc. on September 13, 2001 in a transaction accounted for as a pooling-of-interests, as described in Note 1 to the unaudited consolidated financial statements. We did not review the financial statements of Marine Drilling Companies, Inc., whose revenues for the three and six month periods ended June 30, 2001 constituted 25% of the consolidated totals. Those statements were reviewed by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Marine Drilling Companies, Inc., is based solely on the report of the other auditors.

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


Houston, Texas
August 12, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with the accompanying unaudited consolidated financial statements as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2001. The following information contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.

GENERAL

     Pride is a leading international provider of contract drilling and related services, operating both offshore and on land. As of August 8, 2002, we operated a global fleet of 328 rigs, including two ultra-deepwater drillships, 12 semisubmersible rigs, 35 jackup rigs, 29 tender-assisted, barge and platform rigs and 250 land-based drilling and workover rigs. We operate in more than 30 countries and marine provinces. We have four principal operating segments: Gulf of Mexico, International Offshore, International Land and E&P Services.

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

     Prices for oil and natural gas increased during 2000 and early 2001, which had a favorable impact on utilization, day rates and demand for our services. From mid-2001, however, activity in the Gulf of Mexico began to weaken, and in the fourth quarter of 2001 and the first half of 2002, we experienced particularly weak conditions in the Gulf of Mexico jackup market as high natural gas inventory storage levels resulted in reduced demand for rig services. Average utilization of our Gulf of Mexico jackup fleet during the second quarter of 2002 decreased to 41% from 98% during the second quarter of 2001, but increased from 34% during the first quarter of 2002 due to the commencement of new contracts in Mexico. Average day rates for our Gulf of Mexico rigs decreased to $24,700 in the second quarter of 2002 from $44,400 in the prior year second quarter and from $26,100 in the first quarter of 2002. As of August 8, 2002, 17 of our total fleet of 27 jackups located in the Gulf of Mexico were either available, mobilizing or undergoing upgrades, and the average day rate for the 10 jackup rigs that were working was $25,900.

     In March 2002, we were awarded contracts for three mat-supported jackup rigs from our Gulf of Mexico fleet by Petroleos Mexicanos S.A. ("Pemex") for work offshore Mexico. The contracts are for approximately four years each. The first two rigs commenced operations in April 2002 and the third rig commenced operations in early July 2002. We were also awarded a two-year contract by Pemex for an additional 1,000 horsepower platform rig. In July 2002, we were awarded contracts for two additional jackup rigs by Pemex with terms of approximately one and three years, respectively, that are expected to commence operations in August 2002.

     During the first half of 2002, our international land and E&P services segments were adversely affected by the economic and political instability in Argentina and Venezuela. The Argentine peso has continued to decline in value against the U.S. dollar following the Argentine government's decision to abandon the country's fixed dollar-to-peso exchange rate at the end of 2001. The devaluation, coupled with the government's mandated conversion of all dollar-based contracts to pesos, severely pressured our dollar cash margins. During the first quarter, we engaged in discussions with all of our Argentine customers regarding recovery of losses sustained from the devaluation of accounts receivable and the basis on which new business would be contracted. We have been successful in restructuring most of our contracts on a basis that limits our exposure to further devaluations. Worldwide demand for our land drilling and workover services has declined and the average utilization rates for our international land drilling and workover rig fleets fell from 79% in the second quarter of 2001 to 62% in the second quarter of 2002.

     Our international offshore segment has continued to experience high levels of activity and we have maintained essentially full utilization of six of our seven high-specification deepwater rigs during the first six months of 2002. The seventh deepwater rig, the Pride South Pacific, completed its contract in April 2002 and is currently undergoing an upgrade while being marketed. Our intermediate water-depth semisubmersibles experienced 71% utilization during the second quarter of 2002, with most idle time attributable to scheduled inspections and maintenance. All six of our international jackup rigs are currently working under long-term contracts, one of which expires in the second quarter of 2003. We have also been awarded a two-year contract for one of our Gulf of Mexico independent leg jackup rigs to work offshore India commencing in October 2002 and a two-year contract for a second Gulf of Mexico independent leg jackup rig to commence operations offshore Nigeria in September 2002.

OUTLOOK

     Results for our Gulf of Mexico segment should improve throughout the rest of the year due to our increasing activity offshore Mexico. Industry-wide utilization of jackup rigs and day rates in the U.S. Gulf of Mexico have recently improved. Continuation of this trend, along with our success in obtaining additional contracts in Mexico, will determine the extent of improvement in this segment in the near term.

     Results from our international land and E&P services segments are expected to show modest improvement in the second half of the year due to a full period's activity in Chad, where all five of our newly built land-based rigs are now working. The economic and political conditions in Argentina and Venezuela remain unstable and continue to negatively affect activity in these countries.

     Our international offshore segment is expected to benefit in the final quarter of the year as a result of the commencement of operations in India and Nigeria for two jackup rigs that had been operating in the Gulf of Mexico. Two of our semisubmersible rigs and one of our tender-assisted barges will, however, be undergoing their scheduled periodic surveys during the fourth quarter of the year and will not be available during most of the quarter. In addition, the timing and the terms under which the Pride South Pacific is recontracted could have a significant impact on our results for the second half of 2002 and for 2003.

RESULTS OF OPERATIONS

     We have presented in the following table selected consolidated financial and operational information by operating segment:

                                       THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                   ------------------------------------     --------------------------------------
                                         2002                2001                 2002                 2001
                                   ----------------    ----------------     ----------------     -----------------
                                                                (DOLLARS IN MILLIONS)
 Revenues:
   Gulf of Mexico...............   $   41.3    14.6%   $  137.2    35.3%    $   74.2     13.1%   $  257.2     34.6%
   International offshore.......      157.8    55.7       108.3    27.9        317.5     56.1       211.5     28.4
   International land...........       68.7    24.2       104.6    26.9        142.0     25.1       205.2     27.6
   E&P services.................       15.6     5.5        38.7     9.9         32.6      5.7        70.1      9.4
                                   -------- -------    -------- -------     -------- --------    -------- --------
     Total revenues.............      283.4   100.0       388.8   100.0        566.3    100.0       744.0    100.0
                                   -------- -------    -------- -------     -------- --------    -------- --------

 Operating Costs: ..............
   Gulf of Mexico...............       34.6    20.4        57.3    26.6         64.1     18.8       113.4     27.0
   International offshore.......       77.5    45.7        57.6    26.8        157.8     46.2       114.3     27.2
   International land...........       46.4    27.4        71.3    33.1         96.4     28.3       141.2     33.5
   E&P services.................       11.0     6.5        29.1    13.5         22.9      6.7        51.8     12.3
                                   -------- -------    -------- -------     -------- --------    -------- --------
     Total operating costs......      169.5   100.0       215.3   100.0        341.2    100.0       420.7    100.0
                                   -------- -------    -------- -------     -------- --------    -------- --------

 Gross Margin: .................
   Gulf of Mexico...............        6.7     5.9        79.9    46.1         10.1      4.5       143.8     44.4
   International offshore.......       80.3    70.5        50.7    29.2        159.7     70.9        97.2     30.1
   International land...........       22.3    19.6        33.3    19.2         45.6     20.3        64.0     19.8
   E&P services.................        4.6     4.0         9.6     5.5          9.7      4.3        18.3      5.7
                                   -------- -------    -------- -------     -------- --------    -------- --------
     Total gross margin.........   $  113.9   100.0%   $  173.5   100.0%    $  225.1    100.0%   $  323.3    100.0%
                                   ======== =======    ======== =======     ======== ========    ======== ========

Days Worked: ...................
   Gulf of Mexico...............      1,646               3,357                3,027                6,610
   International offshore.......      2,308               1,669                4,476                3,249
   International land...........     10,946              13,134               20,348               25,533

 Utilization: ..................
   Gulf of Mexico...............        43%                  88%                  40%                 87%
   International offshore.......        91%                  79%                  90%                 79%
   International land...........        62%                  79%                  60%                 78%

   Three Months Ended June 30, 2002 Compared to Three Months Ended June 30,
2001.

     Revenues. Revenues for the three months ended June 30, 2002 were $105.4 million, or 27.1%, lower than in the three months ended June 30, 2001, primarily due to reduced activity and day rates for our jackup and platform rigs in the U.S. Gulf of Mexico and a reduction in activity for our land drilling and E&P services operations in Argentina and Venezuela. This decrease was partially offset by the start-up of operations in June and July 2001 of the Pride Carlos Walter and Pride Brazil, two newly-built semisubmersible rigs, increased activity in Mexico and the commencement of new, higher day rate contracts for two additional semisubmersible rigs, as well as the commencement of land drilling operations in Chad.

     Operating Costs. Operating costs for the quarter ended June 30, 2002 were $45.8 million, or 21.3%, lower than in the corresponding quarter of 2001 due to decreased costs associated with rigs that were stacked or being upgraded during the 2002 quarter that operated during the 2001 quarter and a reduction in operating costs in Argentina and Venezuela due to reduced activity levels in these countries and the devaluation of their local currencies. This reduction in costs was partially offset by operating costs on two newly constructed semisubmersible rigs, costs related to the increased activity in Mexico and the commencement of operations in Chad.

     Depreciation and Amortization. Depreciation expense increased by $6.9 million, or 14.1%, to $56.4 million in the quarter ended June 30, 2002, from $49.4 million in the corresponding period in 2001, due to incremental depreciation on newly acquired and constructed rigs and other rig refurbishments and upgrades. This increase was partially offset by the impact of a reassessment of residual values and estimated remaining useful lives of certain rigs during the third quarter of 2001 and the elimination of amortization of goodwill beginning in January 2002.

     Selling, General and Administrative. Selling, general and administrative expenses decreased by $2.0 million, or 8.2%, to $22.3 million for the three months ended June 30, 2002, from $24.3 million for the three months ended June 30, 2001, primarily due to cost savings associated with the closure of duplicate facilities and staffing reductions following our September 2001 acquisition of Marine Drilling Companies, Inc. Additionally, the devaluation of the currencies in Argentina and Venezuela favorably impacted expenses denominated in their local currencies.

     Other Income (Expense). Other expense for the three months ended June 30, 2002 increased by $5.5 million, or 19.4%, as compared to the corresponding period in 2001. Interest expense increased by $8.7 million principally due to increased interest payments and reduced capitalized interest associated with the construction financing of the Pride Carlos Walter and Pride Brazil. The increase in interest expense was partially offset by the impact of a reduction in interest rates on floating rate debt. Interest income declined $1.4 million due to a reduction in interest rates. Other, net in the three-month period ended June 30, 2002 principally comprised net foreign exchange losses in Argentina and Venezuela. Other, net in the corresponding period in 2001 principally comprised a $5.1 million charge for the settlement of a wage related antitrust lawsuit and net unrealized foreign exchange losses.

     Income Tax Provision. Our consolidated effective income tax rate for the three months ended June 30, 2002 was 69.3%, as compared to 29.6% for the corresponding period in 2001. The increase resulted from reduced income in foreign jurisdictions with zero to low effective tax rates and revision of the year-to-date estimated effective income tax rate.

     Extraordinary Item. The extraordinary loss of $155,000, net of estimated income taxes, for the three months ended June 30, 2002 related to the early extinguishment of approximately $45.2 million accreted value, net of offering costs, of our zero coupon convertible subordinated debentures due 2018.

   Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001.

     Revenues. Revenues for the six months ended June 30, 2002 were $177.7 million, or 23.9%, lower than in the six months ended June 30, 2001, primarily due to reduced activity and day rates for our jackup and platform rigs in the U.S. Gulf of Mexico and a reduction in activity for our land drilling and E&P services operations in Argentina and Venezuela. This decrease was partially offset by the start-up of operations in June and July 2001 of the Pride Carlos Walter and Pride Brazil, two newly-built semisubmersible rigs, increased activity in Mexico and the commencement of new, higher day rate contracts for two additional semisubmersible rigs, as well as the commencement of land drilling operations in Chad.

     Operating Costs. Operating costs for the six months ended June 30, 2002 were $79.5 million, or 18.9%, lower than in the corresponding period of 2001 due to decreased costs associated with rigs that were stacked or being upgraded during 2002 that operated during the corresponding period of the 2001 and a reduction in operating costs in Argentina and Venezuela due to reduced activity levels in these countries and the devaluation of their local currencies. This reduction in costs was partially offset by operating costs on two newly constructed semisubmersible rigs, costs related to the increased activity in Mexico and the commencement of operations in Chad.

     Depreciation and Amortization. Depreciation expense increased by $13.4 million, or 13.7%, to $111.1 million in the six months ended June 30, 2002, from $97.7 million in the corresponding period in 2001, due to incremental depreciation on newly acquired and constructed rigs and other rig refurbishments and upgrades. This increase was partially offset by the impact of a reassessment of residual values and estimated remaining useful lives of certain rigs during the third quarter of 2001 and the elimination of amortization of goodwill beginning in January 2002.

     Selling, General and Administrative. Selling, general and administrative expenses decreased by $3.9 million, or 7.9%, to $45.7 million for the six months ended June 30, 2002, from $49.6 million for the six months ended June 30, 2001, primarily due to cost savings associated with the closure of duplicate facilities and staffing reductions following our September 2001 acquisition of Marine. Additionally, the devaluation of the currencies in Argentina and Venezuela favorably impacted expenses denominated in their local currencies.

     Other Income (Expense). Other expense for the six months ended June 30, 2002 increased by $13.5 million, or 29.0%, as compared to the corresponding period in 2001. Interest expense increased by $15.5 million principally due to interest on indebtedness added in the March 2001 acquisition of the interests that we did not previously own in the joint venture that constructed the Pride Carlos Walter and Pride Brazil and interest on construction financing for the rigs that had been capitalized during their construction. These increases in interest expense were partially offset by the impact of a reduction in interest rates on floating rate debt. Interest income declined $4.0 million due to lower cash balances available for investment and to a reduction in interest rates. Other, net in the six month period ended June 30, 2002 principally comprised net foreign exchange losses in Argentina and Venezuela. Other, net in the corresponding period in 2001 principally comprised a $5.1 million charge for the settlement of a wage related antitrust lawsuit, net unrealized foreign exchange losses and a gain from the sale of drill pipe.

     Income Tax Provision. Our consolidated effective income tax rate was 30.0% for both six month periods ended June 30, 2002 and 2001.

     Extraordinary Item. The extraordinary loss of $609,000, net of estimated income taxes, for the six months ended June 30, 2002 related to the early extinguishment of approximately $139.8 million accreted value, net of offering costs, of our zero coupon convertible senior debentures due 2021 and of approximately $45.2 million accreted value, net of offering costs of our zero coupon convertible subordinated debentures due 2018.

LIQUIDITY AND CAPITAL RESOURCES

     We had net working capital of $234.1 million and $95.1 million as of June 30, 2002 and December 31, 2001, respectively. Our current ratio, the ratio of current assets to current liabilities, was 1.5 as of June 30, 2002 and 1.2 as of December 31, 2001. The increase in net working capital was attributable primarily to the cash received from our issuance of $300 million principal amount of 2 1/2 % convertible senior notes in March 2002 and from borrowings of $200 million under our new senior secured bank term loan, net of amounts used to retire other bank debt and repurchase our zero coupon convertible debentures.

     Additions to property and equipment during the six months ended June 30, 2002 totaled $111.5 million, including $10.7 million for the completion of five mobile land rigs which have commenced operations in Chad, $32.2 million for upgrades to five jackup rigs for work offshore Mexico, $31.4 million for rig upgrades, refurbishments and reactivations, and approximately $33.7 million for sustaining capital projects. We expect to spend approximately $30 million during the remainder of 2002 for sustaining capital projects and an additional $15 million for upgrade expenditures.

     In June 2002, we entered into senior secured credit facilities with a group of banks providing for aggregate availability of up to $450.0 million, consisting of a five-year $200.0 million term loan and a three-year $250.0 million revolving credit facility. Proceeds from the term loan have been used to refinance a portion of the amounts outstanding under other credit facilities. Borrowings under the revolving credit facility are available for general corporate purposes. The facilities are secured by two deepwater semisubmersible rigs, the Pride North America and the Pride South Pacific, and 28 jackup rigs. Borrowings under the facilities currently bear interest at variable rates based on LIBOR plus a spread based on the credit rating of the facility or, if unrated, index debt, currently 2.5% for the term loan and 2.0% for the revolving credit facility. The interest rate on the term loan was 4.4% as of June 30, 2002. The credit facilities contain provisions that limit our ability and the ability of our subsidiaries, with certain exceptions, to pay dividends or make other restricted payments and investments; incur additional debt; create liens; incur dividend or other payment restrictions affecting subsidiaries; consolidate, merge or transfer all or substantially all of our assets; sell assets or subsidiaries; enter into speculative hedging arrangements outside the ordinary course of business; enter into transactions with affiliates; make maintenance capital expenditures and incur long-term operating leases. The credit facilities also require us to comply with specified financial tests, including a ratio of net debt to EBITDA, an interest coverage ratio, a ratio of net debt to total capitalization and a minimum net worth.

     We also have a senior credit facility with foreign banks that provide aggregate availability of up to $105.0 million. The credit facility terminates in June 2005. Borrowings under the credit facility bear interest at variable rates based on LIBOR plus a spread ranging from 1.00% to 1.55%. As of June 30, 2002, there were no borrowings under this credit facility.

     In March 2002, we purchased on the open market and then extinguished $227.0 million principal amount at maturity of our zero coupon convertible senior debentures due 2021. The aggregate purchase price was $140.5 million and the accreted value of the debentures, less offering costs, was $139.8 million. In June and July 2002, we purchased on the open market and then extinguished a total of $153.4 million principal amount at maturity of our zero coupon convertible subordinated debentures due 2018. The total purchase price was $72.6 million and the accreted value of the debentures, less offering costs, was $72.3 million. Holders have the right to require us to purchase their zero coupon convertible senior debentures in January 2003 and zero coupon convertible subordinated debentures in April 2003. If we become obligated to repurchase the debentures, we intend to use existing cash balances and available credit facilities to make the purchases.

     In March 2002, we issued $300.0 million principal amount of 2 1/2% convertible senior notes due 2007. Net proceeds, after deducting underwriting discounts and offering costs, were $291.8 million. The notes are convertible into approximately 18.2 million shares of our common stock (equal to a conversion rate of 60.5694 shares of common stock per $1,000 principal amount or $16.51 per share). Interest on the notes will be paid semiannually beginning in September 2002. The net proceeds have been and will be used to repay debt, including the repurchase of both series of outstanding zero coupon debentures. In connection with the issuance of the notes, a private equity fund related to First Reserve Corporation purchased 7.9 million shares of our common stock from third parties. As a result of that purchase and other purchases of our common stock by First Reserve managed funds, First Reserve funds owned as of June 30, 2002 a total of 19.5 million shares of our common stock, or approximately 14.7% of the total shares outstanding.

     We have a 26.4% equity interest in a joint venture company that is constructing two dynamically-positioned, deepwater semisubmersible drilling rigs, yet to be named and currently referred to as the Amethyst 4 and Amethyst
5. The rigs have been transferred to the Cianbro Corporation shipyard in Maine in order to complete construction after Friede Goldman Halter, Inc. ("FGH"), the original builder of the rigs, filed for bankruptcy. FGH had posted performance bonds to ensure completion of the construction and the surety has funded into escrow approximately $160.0 million towards the cost of completing the rigs. We anticipate that the construction of the rigs will be completed in late 2003. The joint venture company has financed 87.5% of the cost of construction of those rigs through credit facilities, with repayment of the borrowings under those facilities guaranteed by the United States Maritime Administration ("MARAD"). Advances under the credit facilities are being provided without recourse to any of the joint venture owners. The remaining 12.5% of the cost of construction is being provided by the joint venture company from equity contributions that have been made by the joint venture partners. Through June 30, 2002, our equity contributions to the joint venture totaled $27.1 million, including capitalized interest of $5.5 million. In the opinion of management, the performance and payment bonds issued by the surety on behalf of FGH, together with additional draws under the MARAD-guaranteed credit facilities, will provide sufficient funds to complete the Amethyst 4 and Amethyst 5 without requiring additional contributions by the joint venture partners.

     Based on current demand for deepwater drilling rigs, we believe that the Amethyst 4 and the Amethyst 5 will be contracted to Petroleo Brasilerio S.A., which currently employs four of our semisubmersible drilling rigs, including the recently constructed Amethyst class rigs Pride Carlos Walter and Pride Brazil, or to another customer. There can be no assurance, however, that either the Amethyst 4 or Amethyst 5 will be chartered to Petrobras or to any other customer.

     As of June 30, 2002, we had approximately $4.3 billion in total assets and $1.9 billion of long-term debt and capital lease obligations. We also had aggregate availability under our credit facilities of $348.5 million. We do not expect that our level of total indebtedness will have a material adverse impact on our financial position, results of operations or liquidity in future periods.

     As of June 30, 2002, $51.9 million of our cash balances, which amount is included in restricted cash, consists of funds held in trust in connection with our drillship and semisubmersible loans and our limited-recourse collateralized term loans and, accordingly, is not available for our use.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as extraordinary items and requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged.

     SFAS Nos. 143, 145 and 146 are not expected to have a material impact on our consolidated financial position, results of operations or cash flows when adopted.

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

     o market conditions, expansion and other development trends in the contract drilling industry

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

ITEM 3A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding our exposure to certain market risks, see "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2001. There have been no material changes to the disclosure regarding our exposure to certain market risks made in the annual report. For additional information regarding our long-term debt, see Note 3 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our annual meeting of stockholders was held in Houston, Texas on May 16, 2002 for the purpose of voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. There were 8,903,301 shares of common stock not voted at the meeting.

     Stockholders approved the election of eight directors, each to serve for a one-year term, by the following votes:

        NAME                                                FOR             WITHHELD
        ----                                                ---             --------
        Robert L. Barbanell...................          122,691,162        1,269,094
        Paul A. Bragg.........................          113,537,310       10,422,946
        David A. B. Brown.....................          122,696,441        1,263,815
        J. C. Burton..........................          122,693,412        1,266,844
        Jorge E. Estrada......................          122,617,469        1,342,787
        William E. Macaulay...................          122,700,666        1,259,590
        Ralph D. McBride......................          122,621,491        1,338,765
        David B. Robson.......................          122,692,812        1,267,444


     Stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent accountants for 2002 by the following vote:

         For..................................................     120,402,854
         Against..............................................       3,490,543
         Abstain..............................................          66,858

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

4.1      --   Revolving Credit Agreement, dated as of June 20, 2002 (the "Revolving Credit Agreement"), among
              Pride Offshore, Inc., Pride International, Inc., certain subsidiaries of Pride International, Inc.,
              Credit Lyonnais New York Branch (as Administrative Agent, Collateral Agent, Issuing Bank and
              Swingline Lender), the revolving lenders and the issuing banks thereunder, Credit Mutuel - Credit
              Industriel Et Commercial (as Mandated Lead Arranger and Bookrunner), Natexis Banques Populaires (as
              Mandated Lead Arranger, Bookrunner and Issuing Bank), Nordea (as Lead Arranger, Bookrunner and
              Issuing Bank), and Nedship Bank (as Co-Underwriter) (incorporated by reference to Exhibit 4.1 of the Current Report of  Pride on Form 8-K filed with the SEC on June 26, 2002, File No. 1-13289).

4.2      --   Letter Agreement, dated as of June 20, 2002, among Pride Offshore, Inc., Pride International, Inc., certain subsidiaries of Pride International, Inc. and Credit Lyonnais New York Branch, as
              Administrative Agent for itself and on behalf of the lenders under the Revolving Credit Agreement.

4.3      --   Term Loan Agreement, dated as of June 20, 2002 (the "Term Loan Agreement"), among Pride Offshore,
              Inc., Pride International, Inc., certain subsidiaries of Pride International, Inc., the term lenders thereunder, and Credit Lyonnais New York Branch, as Administrative Agent (incorporated by reference to Exhibit 4.2 of the Current Report of Pride on Form 8-K filed with the SEC on June 26,
              2002, File No. 1-13289).

4.4      --   Letter Agreement, dated as of June 20, 2002, among Pride Offshore, Inc., Pride International, Inc., certain subsidiaries of Pride International, Inc. and Credit Lyonnais New York Branch, as
              Administrative Agent for itself and on behalf of the lenders under the Term Loan Agreement.


15.1     --   Awareness letter of PricewaterhouseCoopers LLP.

(b)      Reports on Form 8-K

     In a Current Report on Form 8-K furnished to the SEC on April 26, 2002, we
(i) furnished pursuant to Item 9 of Form 8-K information regarding the contract status of our rigs and supplemental financial and operating statistics posted to our website on April 26, 2002 and (ii) furnished pursuant to Item 7 of Form 8-K the related website posting.

     In a Current Report on Form 8-K filed with the SEC on May 31, 2002, we (i) reported pursuant to Item 5 of Form 8-K that we had adopted SFAS No. 142 "Goodwill and Other Intangible Assets" effective January 1, 2002 and (ii) filed pursuant to Item 7 of Form 8-K the related financial information showing our net income and earnings per share, adjusted to exclude goodwill amortization expense, for the years ended December 31, 2001, 2000 and 1999.

     In a Current Report on Form 8-K furnished to the SEC on June 13, 2002, we
(i) furnished pursuant to Item 9 of Form 8-K information regarding the contract status of our rigs posted to our website on June 13, 2002 and (ii) furnished pursuant to Item 7 of Form 8-K the related website posting.

     In a Current Report on Form 8-K filed with the SEC on June 26, 2002, we (i) reported pursuant to Item 5 of Form 8-K that we had entered into $450.0 million of senior secured credit facilities with a group of banks and (ii) filed the related bank agreements pursuant to Item 7 of Form 8-K.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                                   PRIDE INTERNATIONAL, INC.


                                                   By:      EARL W. MCNIEL
                                                       -------------------------
                                                           (EARL W. MCNIEL)
                                                       VICE PRESIDENT AND CHIEF
                                                          FINANCIAL OFFICER

Date:  August 14, 2002

                                 EXHIBIT INDEX


EXHIBIT
  NO.                                                     DESCRIPTION
-------                                                   -----------
4.1      --   Revolving Credit Agreement, dated as of June 20, 2002 (the "Revolving Credit Agreement"), among
              Pride Offshore, Inc., Pride International, Inc., certain subsidiaries of Pride International, Inc.,
              Credit Lyonnais New York Branch (as Administrative Agent, Collateral Agent, Issuing Bank and
              Swingline Lender), the revolving lenders and the issuing banks thereunder, Credit Mutuel - Credit
              Industriel Et Commercial (as Mandated Lead Arranger and Bookrunner), Natexis Banques Populaires (as
              Mandated Lead Arranger, Bookrunner and Issuing Bank), Nordea (as Lead Arranger, Bookrunner and
              Issuing Bank), and Nedship Bank (as Co-Underwriter) (incorporated by reference to Exhibit 4.1 of the Current Report of  Pride on Form 8-K filed with the SEC on June 26, 2002, File No. 1-13289).

4.2      --   Letter Agreement, dated as of June 20, 2002, among Pride Offshore, Inc., Pride International, Inc., certain subsidiaries of Pride International, Inc. and Credit Lyonnais New York Branch, as
              Administrative Agent for itself and on behalf of the lenders under the Revolving Credit Agreement.

4.3      --   Term Loan Agreement, dated as of June 20, 2002 (the "Term Loan Agreement"), among Pride Offshore,
              Inc., Pride International, Inc., certain subsidiaries of Pride International, Inc., the term lenders thereunder, and Credit Lyonnais New York Branch, as Administrative Agent (incorporated by reference to Exhibit 4.2 of the Current Report of Pride on Form 8-K filed with the SEC on June 26,
              2002, File No. 1-13289).

4.4      --   Letter Agreement, dated as of June 20, 2002, among Pride Offshore, Inc., Pride International, Inc., certain subsidiaries of Pride International, Inc. and Credit Lyonnais New York Branch, as
              Administrative Agent for itself and on behalf of the lenders under the Term Loan Agreement.


15.1     --   Awareness letter of PricewaterhouseCoopers LLP.