Form 10-Q
period 2002-09-30
PRIDE INTERNATIONAL INC
filed 2002-11-15
CIK 833081

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

                                             Outstanding as of November 8, 2002
Common Stock, par value $.01 per share                   134,441,978

================================================================================

                            PRIDE INTERNATIONAL, INC.

                                      INDEX



PART I.       FINANCIAL INFORMATION                                                                         PAGE NO.
     Item 1.   Financial Statements

         Consolidated Balance Sheet as of September 30, 2002 and December 31, 2001........................       2
         Consolidated Statement of Operations for the three months ended
              September 30, 2002 and 2001.................................................................       3
         Consolidated Statement of Operations for the nine months ended
              September 30, 2002 and 2001.................................................................       4
         Consolidated Statement of Cash Flows for the nine months ended
              September 30, 2002 and 2001.................................................................       5
         Notes to Unaudited Consolidated Financial Statements.............................................       6
         Report of Independent Accountants................................................................      13

     Item 2.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...................................................................      14

     Item 3A.  Quantitative and Qualitative Disclosures about Market Risk.................................      21

     Item 4.   Controls and Procedures....................................................................      21

PART II.      OTHER INFORMATION

     Item 1.   Legal Proceedings..........................................................................      22

     Item 6.   Exhibits and Reports on Form 8-K...........................................................      22

     Signatures...........................................................................................      23


                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            PRIDE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT PAR VALUES)

                                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                                       2002            2001
                                                                                   ------------   -------------
                                                                                    (UNAUDITED)
                                      ASSETS
CURRENT ASSETS
     Cash and cash equivalents .................................................   $     88,743   $      58,988
     Restricted cash............................................................         40,149          55,400
     Trade receivables, net.....................................................        315,019         333,433
     Parts and supplies.........................................................         64,903          59,720
     Deferred income taxes......................................................          1,804           2,096
     Other current assets.......................................................        163,787         122,503
                                                                                   ------------   -------------
         Total current assets...................................................        674,405         632,140
                                                                                   ------------   -------------
PROPERTY AND EQUIPMENT, net.....................................................      3,373,076       3,371,159
                                                                                   ------------   -------------
OTHER ASSETS
     Investments in and advances to affiliates..................................         27,426          26,524
     Goodwill ..................................................................         64,656          64,656
     Other assets, net..........................................................        123,147         111,211
                                                                                   ------------   -------------
         Total other assets.....................................................        215,229         202,391
                                                                                   ------------   -------------
                                                                                   $  4,262,710   $   4,205,690
                                                                                   ============   =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable...........................................................   $    138,645   $     188,686
     Accrued expenses...........................................................        191,634         203,527
     Short-term borrowings......................................................         31,998          42,379
     Current portion of long-term debt..........................................         94,354          99,850
     Current portion of long-term lease obligations.............................          2,717           2,643
                                                                                   ------------   -------------
         Total current liabilities..............................................        459,348         537,085
                                                                                   ------------   -------------

OTHER LONG-TERM LIABILITIES.....................................................        109,775         128,293
LONG-TERM DEBT, net of current portion..........................................      1,797,046       1,624,888
LONG-TERM LEASE OBLIGATIONS, net of current portion.............................         13,034          14,997
DEFERRED INCOME TAXES...........................................................        114,617         137,214
MINORITY INTEREST...............................................................         80,051          66,107
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 50,000 shares authorized; none issued.....             --              --
     Common stock, $.01 par value; 400,000 shares authorized;
         133,243 and 132,847 shares issued and outstanding, respectively........          1,332           1,328
     Paid-in capital............................................................      1,223,837       1,218,624
     Accumulated other comprehensive loss.......................................         (4,572)         (1,015)
     Retained earnings..........................................................        468,242         478,169
                                                                                   ------------   -------------
         Total stockholders' equity.............................................      1,688,839       1,697,106
                                                                                   ------------   -------------
                                                                                   $  4,262,710   $   4,205,690
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

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                   ----------------------------
                                                                                       2002           2001
                                                                                   ------------   -------------
REVENUES .......................................................................   $    286,217   $     406,298
OPERATING COSTS.................................................................        172,113         248,993
                                                                                   ------------   -------------
     Gross margin...............................................................        114,104         157,305

DEPRECIATION AND AMORTIZATION...................................................         56,139          49,796
SELLING, GENERAL AND ADMINISTRATIVE.............................................         24,738          26,188
POOLING AND MERGER COSTS........................................................             --          35,766
                                                                                   ------------   -------------
EARNINGS FROM OPERATIONS........................................................         33,227          45,555
                                                                                   ------------   -------------
OTHER INCOME (EXPENSE)
     Interest expense...........................................................        (34,285)        (33,011)
     Interest income............................................................            993           2,477
     Other, net.................................................................         (1,082)          2,705
                                                                                   ------------   -------------
         Total other expense, net...............................................        (34,374)        (27,829)
                                                                                   ------------   -------------
EARNINGS (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST.......................         (1,147)         17,726
INCOME TAX PROVISION (BENEFIT)..................................................           (344)          9,856
MINORITY INTEREST...............................................................          4,731           2,991
                                                                                   ------------   -------------
NET EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM...................................         (5,534)          4,879
EXTRAORDINARY ITEM, net.........................................................           (189)            564
                                                                                   ------------   -------------
NET EARNINGS (LOSS).............................................................   $     (5,723)  $       5,443
                                                                                   ============   =============
NET EARNINGS (LOSS) PER SHARE BEFORE EXTRAORDINARY ITEM
         Basic..................................................................   $      (0.04)  $        0.04
         Diluted................................................................   $      (0.04)  $        0.04
NET EARNINGS (LOSS) PER SHARE AFTER EXTRAORDINARY ITEM
         Basic..................................................................   $      (0.04)  $        0.04
         Diluted................................................................   $      (0.04)  $        0.04
WEIGHTED AVERAGE SHARES OUTSTANDING
         Basic..................................................................        133,212         132,790
         Diluted................................................................        133,212         133,865


         The accompanying notes are an integral part of the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                    ----------------------------
                                                                                        2002           2001
                                                                                    ------------   -------------
REVENUES .......................................................................    $    852,532   $   1,150,351
OPERATING COSTS.................................................................         513,350         669,699
                                                                                    ------------   -------------
     Gross margin...............................................................         339,182         480,652
DEPRECIATION AND AMORTIZATION...................................................         167,214         147,509
SELLING, GENERAL AND ADMINISTRATIVE.............................................          70,431          75,805
POOLING AND MERGER COSTS........................................................              --          35,766
                                                                                    ------------   -------------
EARNINGS FROM OPERATIONS........................................................         101,537         221,572
                                                                                    ------------   -------------
OTHER INCOME (EXPENSE)
     Interest expense...........................................................         (98,665)        (81,937)
     Interest income............................................................           4,016           9,451
     Other, net.................................................................             (11)         (2,091)
                                                                                    -------------  -------------
         Total other expense, net...............................................         (94,660)        (74,577)
                                                                                    ------------   -------------
EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST..............................           6,877         146,995
INCOME TAX PROVISION............................................................           2,062          48,626
MINORITY INTEREST...............................................................          13,944          10,857
                                                                                    ------------   -------------
NET EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM...................................          (9,129)         87,512
EXTRAORDINARY ITEM, net.........................................................            (798)            564
                                                                                    ------------   -------------
NET EARNINGS (LOSS).............................................................    $     (9,927)  $      88,076
                                                                                    ============   =============
NET EARNINGS (LOSS) PER SHARE BEFORE EXTRAORDINARY ITEM
         Basic..................................................................    $      (0.07)  $        0.67
         Diluted................................................................    $      (0.07)  $        0.63
NET EARNINGS (LOSS) PER SHARE AFTER EXTRAORDINARY ITEM
         Basic..................................................................    $      (0.07)  $        0.67
         Diluted................................................................    $      (0.07)  $        0.63
WEIGHTED AVERAGE SHARES OUTSTANDING
         Basic..................................................................         133,058         131,220
         Diluted................................................................         133,058         145,194


         The accompanying notes are an integral part of the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER  30,
                                                                                      ---------------------------
                                                                                           2002          2001
                                                                                      ------------   -------------
OPERATING ACTIVITIES
     Net earnings (loss)........................................................    $     (9,927)  $      88,076
     Adjustments to reconcile net earnings (loss) to net
        cash provided by operating activities -
     Depreciation and amortization..............................................         167,214         147,509
     Discount amortization on zero coupon debentures............................           8,676          12,477
     Amortization of deferred loan costs........................................           6,081           1,509
     Gain on sale of assets.....................................................            (163)           (739)
     Minority interest..........................................................          13,944          10,857
     Extraordinary item.........................................................             798            (564)
     Changes in assets and liabilities, net of effects of acquisitions -
         Trade receivables......................................................          18,414         (85,480)
         Parts and supplies.....................................................          (5,183)         (2,687)
         Other current assets...................................................         (41,284)        (48,522)
         Other assets...........................................................          (9,873)         18,381
         Accounts payable.......................................................         (97,281)         (6,570)
         Accrued expenses.......................................................         (15,451)         72,303
         Other long-term liabilities............................................         (18,518)         15,277
         Deferred income taxes .................................................         (22,198)         15,595
                                                                                    ------------   -------------
              Net cash provided (used) by operating activities..................          (4,751)        237,422
                                                                                    -------------  -------------
INVESTING ACTIVITIES
     Purchase of net assets of acquired entities, less cash acquired............               -          (8,934)
     Purchases of property and equipment........................................        (122,243)       (219,010)
     Proceeds from sales of property and equipment..............................             590           1,445
     Investments in and advances to affiliates..................................            (902)        (17,329)
                                                                                    ------------   -------------
              Net cash used in investing activities.............................        (122,555)       (243,828)
                                                                                    ------------   -------------
FINANCING ACTIVITIES
     Proceeds from issuance of common stock.....................................               -          62,000
     Proceeds from exercise of stock options....................................           5,111           7,508
     Proceeds from issuance of notes and debentures, net of issue costs.........         291,781         254,500
     Proceeds from debt borrowings..............................................         360,000          71,266
     Reduction of debt..........................................................        (515,082)       (355,486)
     Change in restricted cash..................................................          15,251           2,128
                                                                                    ------------   -------------
              Net cash provided by financing activities.........................         157,061          41,916
                                                                                    ------------   -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS.......................................          29,755          35,510
CASH AND CASH EQUIVALENTS, beginning of period..................................          58,988          77,182
                                                                                    ------------   -------------

CASH AND CASH EQUIVALENTS, end of period........................................    $     88,743   $     112,692
                                                                                    ============   =============
SUPPLEMENTAL CASH FLOW INFORMATION
     Capital expenditures in accounts payable...................................    $     47,240   $      42,606



         The accompanying notes are an integral part of the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

Principles of Consolidation and Reporting

     The unaudited consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Certain reclassifications have been made to the prior periods' condensed financial statements to conform with the current period presentation. Operating costs for the current period have been reduced by $3.4 million as a result of the reversal of reserves expensed in prior periods primarily for maintenance costs that are not expected to be incurred. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Pride International, Inc. (the "Company" or "Pride") included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

     PricewaterhouseCoopers LLP, the Company's independent accountants, have performed a review of the unaudited consolidated financial statements included herein in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the Securities Act of 1933, the report of PricewaterhouseCoopers LLP, included herein, should not be considered a part of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meanings of Sections 7 and 11 of the Securities Act, and the liability provisions of Section 11 of the Securities Act do not apply to such report.

Comprehensive Income

     Comprehensive income is the change in the Company's equity from all transactions except those resulting from investments by or distributions to owners. Comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001 was as follows (in thousands):


                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      SEPTEMBER  30,              SEPTEMBER 30,
                                                                  ----------------------     ----------------------
                                                                     2002         2001         2002         2001
                                                                  ---------     --------     --------     ---------

Net earnings (loss)...........................................    $  (5,723)    $  5,443     $ (9,927)    $  88,076
Foreign currency translation gain (loss), net.................       (5,256)        (689)      (3,557)           62
                                                                  ---------     --------     --------     ---------
Comprehensive income (loss)...................................    $ (10,979)    $  4,754     $(13,484)    $  88,138
                                                                  =========     ========     ========     =========

Long-Term Assets

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective January 1, 2002. The Company will review long-term assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of long-term assets may not be recoverable from their undiscounted future cash flows and will recognize an impairment loss for the difference between the carrying amount and the fair value of the asset. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as extraordinary items and requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. Upon adoption, previously reported extraordinary items from the extinguishment of debt will be combined with other income (expense).

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

2.   GOODWILL

     Effective January 1, 2002, the Company adopted SFAS No. 142, which eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. The Company ceased amortizing goodwill on January 1, 2002. The Company performed a transitional impairment test of goodwill during the second quarter of 2002 and determined that the fair value exceeded the recorded cost as of January 1, 2002; accordingly, no impairment was recorded.

     The Company's net earnings and net earnings per share, adjusted to exclude goodwill amortization expense, for the three and nine months ended September 30, 2001, are as follows:

                                                                          SEPTEMBER 30, 2001
                                                                       --------------------------
                                                                       THREE MONTHS   NINE MONTHS
                                                                          ENDED          ENDED
                                                                        -----------   -----------
                                                                         (IN THOUSANDS, EXCEPT
                                                                           PER SHARE AMOUNTS)
Net earnings as reported.............................................   $   5,443      $  88,076
Goodwill amortization, net of tax....................................         634          1,868
                                                                        ---------      ---------
Adjusted net earnings................................................   $   6,077      $  89,944
                                                                        =========      =========

BASIC EARNINGS PER SHARE
Net basic earnings per share as reported.............................   $    0.04      $    0.67
Goodwill amortization, net of tax....................................          --           0.01
                                                                        ---------       --------
Adjusted basic earnings per share....................................   $    0.04      $    0.68
                                                                        =========      =========

DILUTED EARNINGS PER SHARE
Net diluted earnings per share as reported...........................   $    0.04      $    0.63
Goodwill amortization, net of tax....................................          --           0.01
                                                                        ---------      ---------
Adjusted diluted earnings per share..................................   $    0.04      $    0.64
                                                                        =========      =========

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.   LONG-TERM DEBT

     Long-term debt as of September 30, 2002 and December 31, 2001 consisted of the following:

                                                                                    SEPTEMBER 30,  DECEMBER 31,
                                                                                        2002           2001
                                                                                    ------------   ------------
                                                                                         (IN THOUSANDS)
         Senior secured term loan...............................................    $    199,000   $          --
         Senior secured revolving credit facilities.............................         100,000         100,000
         9 3/8% Senior Notes due 2007...........................................         325,000         325,000
         10% Senior Notes due 2009..............................................         200,000         200,000
         Drillship loans........................................................         246,218         288,687
         Semisubmersible loans..................................................         215,371         250,000
         2 1/2% Convertible Senior Notes Due 2007...............................         300,000              --
         Zero Coupon Convertible Senior Debentures Due 2021.....................          97,408         268,545
         Zero Coupon Convertible Subordinated Debentures Due 2018...............         110,170         177,575
         Senior convertible notes payable.......................................          85,853          85,853
         Limited-recourse collateralized term loans.............................          11,820          16,274
         Note payable to seller.................................................              --          11,556
         Other notes payable....................................................             560           1,248
                                                                                    ------------   -------------
                                                                                       1,891,400       1,724,738
         Current portion of long-term debt......................................          94,354          99,850
                                                                                    ------------   -------------
         Long-term debt, net of current portion.................................    $  1,797,046   $   1,624,888
                                                                                    ============   =============

     In August and September 2002, the Company purchased on the open market and then extinguished a total of $50.9 million principal amount at maturity of its zero coupon convertible senior debentures due 2021. The total purchase price was $32.2 million, and the accreted value of the debentures, less offering costs, was $32.0 million, resulting in an extraordinary loss after estimated income taxes of $0.1 million. In March 2002, the Company purchased on the open market and then extinguished a total of $227.0 million principal amount at maturity of the debentures. The total purchase price was $140.5 million, and the accreted value of the debentures, less offering costs, was $139.8 million, resulting in an extraordinary loss after estimated income taxes of $0.5 million. The holders of the debentures have the right to require the Company to purchase their debentures in January 2003. These debentures are classified as long-term debt based on the Company's ability and intent to refinance the debentures using existing cash and available credit facilities.

     In July 2002, the Company purchased on the open market and then extinguished a total of $57.5 million principal amount at maturity of its zero coupon convertible subordinated debentures due 2018. The total purchase price was $27.2 million, and the accreted value of the debentures, less offering costs, was $27.1 million, resulting in an extraordinary loss after estimated income taxes of $0.1 million. In June 2002, the Company purchased on the open market and then extinguished a total of $95.9 million principal amount at maturity of the debentures. The total purchase price was $45.4 million, and the accreted value of the debentures, less offering costs, was $45.2 million, resulting in an extraordinary loss after estimated income taxes of $0.1 million. The holders of the debentures have the right to require the Company to purchase their debentures in April 2003. These debentures are classified as long-term debt based on the Company's ability and intent to refinance the debentures using existing cash and available credit facilities.

     In June 2002, the Company entered into senior secured credit facilities with a group of banks providing for aggregate availability of up to $450.0 million, consisting of a five-year $200.0 million term loan and a three-year $250.0 million revolving credit facility. Proceeds from the term loan were used to refinance a portion of the amounts outstanding under other credit facilities. Borrowings under the revolving credit facility are available for general corporate purposes. The Company may issue up to $50.0 million of letters of credit under the facility. As of September 30, 2002, $25.0 million of borrowings and an additional $7.7 million of letters of credit were outstanding under the facility. The facilities are secured by two deepwater semisubmersible rigs, the Pride North America and the Pride South Pacific, and 28 jackup rigs. Borrowings under the facilities, as amended effective September 2002, currently bear interest at variable rates based on LIBOR plus a spread based on the credit rating of the facility or, if unrated, index debt, currently 3.5% for the term loan and 3.0% for the revolving credit facility. The interest rate on the term loan was 5.5% at September 30, 2002. The credit

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

facilities contain provisions that limit the ability of the Company and its subsidiaries, with certain exceptions, to pay dividends or make other restricted payments and investments; incur additional debt; create liens; incur dividend or other payment restrictions affecting subsidiaries; consolidate, merge or transfer all or substantially all of its assets; sell assets or subsidiaries; enter into speculative hedging arrangements outside the ordinary course of business; enter into transactions with affiliates; make maintenance capital expenditures and incur long-term operating leases. The credit facilities also require the Company to comply with specified financial tests, including a ratio of net debt to EBITDA, an interest coverage ratio, a ratio of net debt to total capitalization and a minimum net worth.

     The Company also has a senior revolving credit facility with non-U.S. banks that provides aggregate availability of up to $105.0 million. The credit facility terminates in June 2005. Borrowings under the credit facility bear interest at variable rates based on LIBOR plus a spread ranging from 1.00% to 1.55%. As of September 30, 2002, there was $75.0 million outstanding under this credit facility. Together with the revolving credit facility discussed above, the Company had $247.3 million in aggregate availability as of September 30, 2002.

     The Company has a senior secured credit facility with a U.S. bank under which up to $25.0 million of letters of credit may be issued. Outstanding letters of credit issued under this credit facility are secured by the Company's cash and cash equivalents maintained at such bank. The letter of credit facility expires in March 2003. As of September 30, 2002, there were $5.4 million of letters of credit issued under this credit facility.

     In March 2002, the Company issued $300.0 million principal amount of 2 1/2% convertible senior notes due March 1, 2007. The net proceeds to the Company, after deducting underwriting discounts and offering costs, were $291.8 million. The notes are convertible into approximately 18.2 million shares of common stock of the Company (equal to a conversion rate of 60.5694 shares of common stock per $1,000 principal amount, or $16.51 per share). Interest on the notes is payable semiannually in March and September. On or after March 4, 2005, the notes are redeemable at the Company's option, in whole or in part, for cash at redemption prices starting at 101% and declining to 100% by March 1, 2007, in each case plus accrued and unpaid interest. The Company may redeem some or all of the notes at any time prior to March 4, 2005 at 100% of the principal amount, plus accrued and unpaid interest and an amount equal to 7.5% of the principal amount, less the amount of any interest actually paid on the notes on or prior to the redemption date, if the closing price of the Company's common stock has exceeded 150% of the conversion price per share then in effect for at least 20 trading days within a period of 30 consecutive trading days. In connection with the issuance of the notes, a private equity fund related to First Reserve Corporation purchased 7.9 million shares of the Company's common stock from third parties. First Reserve manages private equity funds that specialize in the energy industry.

     As of September 30, 2002, $40.1 million of the Company's cash balances, which amount is included in restricted cash, consists of funds held in trust in connection with the Company's drillship and semisubmersible loans and its limited-recourse collateralized term loans and, accordingly, is not available for use by the Company.

4.   INCOME TAXES

     The Company's consolidated effective income tax rate for the nine months ended September 30, 2002 was 30.0%, as compared to 33.1% for the nine months ended September 30, 2001. The Company's consolidated effective income tax rate for the three months ended September 30, 2002 was 30.0%, as compared to 55.6% for the corresponding period in 2001. The decrease in the effective tax rates resulted primarily from the estimated non-deductibility for U.S. federal income tax purposes of a substantial portion of the pooling and merger costs incurred in 2001 in connection with the merger with Marine Drilling Companies, Inc. in September 2001.

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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


     The following table presents information necessary to calculate basic and diluted net earnings per share:


                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      SEPTEMBER  30,              SEPTEMBER 30,
                                                                  ----------------------     ----------------------
                                                                     2002         2001         2002         2001
                                                                  ---------     --------     --------     ---------
                                                                                   (IN THOUSANDS)
Net earnings (loss) before extraordinary item.................    $  (5,534)    $  4,879     $ (9,129)    $  87,512
Extraordinary item, net.......................................         (189)         564         (798)          564
                                                                  ---------     --------     --------     ---------
Net earnings (loss) after extraordinary item..................       (5,723)       5,443       (9,927)       88,076
Interest expense on convertible debentures and notes..........           --           --           --         6,235
Income tax effect.............................................           --           --           --        (2,182)
                                                                  ---------     --------     --------     ---------
     Adjusted net earnings (loss) after extraordinary item....    $  (5,723)    $  5,443     $ (9,927)    $  92,129
                                                                  =========     ========     ========     =========

Weighted average shares outstanding ..........................      133,212      132,790      133,058       131,220
Convertible debentures and notes..............................           --           --           --        11,958
Stock options ................................................           --        1,075           --         2,016
                                                                  ---------     --------     --------     ---------
     Adjusted weighted average shares outstanding.............      133,212      133,865      133,058       145,194
                                                                  =========     ========     ========     =========


     The calculation of diluted weighted average shares outstanding excludes
37.1 million and 26.2 million common shares for the three months ended September 30, 2002 and 2001, respectively, and 33.0 million and 9.8 million common shares for the nine months ended September 30, 2002 and 2001, respectively, issuable pursuant to convertible debt and outstanding options. These shares were excluded as their effect was antidilutive or the exercise price of stock options exceeded the average price of the Company's common stock for the period.

6.   COMMITMENTS AND CONTINGENCIES

     The Company and a number of other offshore drilling contractors with operations in the Gulf of Mexico were defendants in a lawsuit in the U.S. District Court of the Southern District of Texas entitled Verdin v. R&B Falcon Drilling USA, Inc. The plaintiff, who purported to be an "offshore worker" previously employed by R&B Falcon Drilling USA, Inc., alleged that the defendants engaged in a conspiracy to depress wages and benefits paid to the defendants' offshore employees in violation of federal and state antitrust laws. The Company vigorously denied these allegations; however, to avoid the cost and uncertainties of continued litigation, it agreed to participate in a settlement. In April 2002, the court certified the settlement class and entered a final judgment approving the settlement. The Company's portion of the settlement amount was $14.1 million. The judgment is now final and non-appealable and fully discharges the Company from any and all past or future liability specifically related to this matter. In June 2001, the Company recognized a $5.1 million charge for the portion of its share of the settlement amount that is not within the policy limits of its insurance. The Company's insurance carrier has not yet agreed to pay the remaining amount and the Company has commenced litigation against this insurer.

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

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


7.   INVESTMENT IN AMETHYST JOINT VENTURE

     As of September 30, 2002, the Company had a 26.4% equity interest in a joint venture company that is constructing two dynamically-positioned, deepwater semisubmersible drilling rigs, yet to be named and currently referred to as the Amethyst 4 and Amethyst 5. In October 2002, the two First Reserve funds that collectively held an 11.9% interest in the joint venture transferred their interests to the Company in exchange for a total of 527,652 shares of the Company's common stock. As a result, the Company currently owns a 38.3% interest in the joint venture. The other joint venture partner has an option expiring in late November 2002 to acquire up to 70% of the interest acquired by the Company in the First Reserve exchange, which would reduce the Company's interest to 30%. The exercise price of that option is payable in shares of the Company's common stock. As a result of the exchange and other purchases of the Company's common stock by First Reserve managed funds, First Reserve funds owned as of October 31, 2002 approximately 20.0 million shares of the Company's common stock, or approximately 15.0% of the total shares outstanding.

     Amethyst 4 and Amethyst 5 have been moved to the Cianbro Corporation shipyard in Maine in order to complete construction after Friede Goldman Halter, Inc. ("FGH"), the original builder of the rigs, filed for bankruptcy. FGH had posted performance bonds to ensure completion of the construction and the surety has funded into escrow approximately $160.0 million towards the cost of completing the rigs. The Company anticipates that the construction of the rigs will be completed in late 2003. The joint venture company has financed 87.5% of the cost of construction of these rigs through credit facilities, with repayment of the borrowings under those facilities guaranteed by the United States Maritime Administration ("MARAD"). Advances under the credit facilities are being provided without recourse to any of the joint venture owners. The remaining 12.5% of the cost of construction is being provided by the joint venture company from equity contributions that have been made by the joint venture partners. Through September 30, 2002, the Company's equity contributions to the joint venture totaled $27.4 million, including capitalized interest of $5.8 million. In the opinion of management, the performance and payment bonds issued by the surety on behalf of FGH, together with additional draws under the MARAD-guaranteed credit facilities, will provide sufficient funds to complete the Amethyst 4 and Amethyst 5 without requiring additional contributions by the joint venture partners.

8.   SEGMENT INFORMATION

     The following table sets forth selected consolidated financial information of the Company by operating segment:

                                      THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                   ------------------------------------     -------------------------------------
                                         2002                2001                 2002                 2001
                                   ----------------    ----------------     -----------------    -----------------
                                                          (IN MILLIONS, EXCEPT PERCENTAGES)
 Revenues:
   Gulf of Mexico...............   $   41.2    14.4%   $  108.2    26.6%    $  115.4     13.5%   $  365.5     31.8%
   International offshore.......      152.0    53.1       139.3    34.3        469.5     55.1       350.7     30.5
   International land...........       74.9    26.2       121.8    30.0        216.9     25.4       327.0     28.4
   E&P services.................       18.1     6.3        37.0     9.1         50.7      6.0       107.1      9.3
                                   -------- -------    -------- -------     -------- --------    -------- --------
     Total revenues.............      286.2   100.0       406.3   100.0        852.5    100.0     1,150.3    100.0
                                   -------- -------    -------- -------     -------- --------    -------- --------

 Operating Costs:
   Gulf of Mexico...............       34.8    20.2        57.8    23.2         98.9     19.3       171.3     25.6
   International offshore.......       75.2    43.7        74.5    29.9        233.0     45.4       188.7     28.2
   International land...........       48.9    28.4        87.6    35.2        145.3     28.3       228.8     34.2
   E&P services.................       13.2     7.7        29.1    11.7         36.1      7.0        80.9     12.0
                                   -------- -------    -------- -------     -------- --------    -------- --------
     Total operating costs......      172.1   100.0       249.0   100.0        513.3    100.0       669.7    100.0
                                   -------- -------    -------- -------     -------- --------    -------- --------

 Gross Margin:
   Gulf of Mexico...............        6.4     5.6        50.4    32.0         16.5      4.9       194.2     40.4
   International offshore.......       76.8    67.3        64.8    41.2        236.5     69.7       162.0     33.7
   International land...........       26.0    22.8        34.2    21.8         71.6     21.1        98.2     20.4
   E&P services.................        4.9     4.3         7.9     5.0         14.6      4.3        26.2      5.5
                                   -------- -------    -------- -------     -------- --------    -------- --------
     Total gross margin.........   $  114.1   100.0%   $  157.3   100.0%    $  339.2    100.0%   $  480.6    100.0%
                                   ======== =======    ======== =======     ======== ========    ======== ========

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 Significant Customers

     Two customers accounted for approximately $72.9 million and $205.3 million, or 25.5% and 24.1%, respectively, of consolidated revenues for the three and nine months ended September 30, 2002. Two customers accounted for approximately $90.9 million and $264.8 million, or 22.4% and 23.0%, respectively, of consolidated revenues for the three and nine months ended September 30, 2001.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Pride International, Inc.:

     We have reviewed the accompanying consolidated balance sheet of Pride International, Inc. as of September 30, 2002, and the related consolidated statements of operations for each of the three month and nine month periods ended September 30, 2002 and 2001, and the related consolidated statement of cash flows for the nine month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

     The unaudited consolidated financial statements give retroactive effect to the merger of Marine Drilling Companies, Inc. on September 13, 2001 in a transaction accounted for as a pooling-of-interests. We did not review the financial statements of Marine Drilling Companies, Inc., whose revenues for the six month period ended June 30, 2001 constituted 25% of the consolidated totals. Those statements were reviewed by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Marine Drilling Companies, Inc., is based solely on the report of the other auditors.

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

     Based on our review we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated March 27, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                            PricewaterhouseCoopers LLP


Houston, Texas
November 13, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with the accompanying unaudited consolidated financial statements as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2001. The following information contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.

GENERAL

     Pride is a leading international provider of contract drilling and related services, operating both offshore and on land. As of November 8, 2002, we operated a global fleet of 328 rigs, including two ultra-deepwater drillships, 12 semisubmersible rigs, 35 jackup rigs, 29 tender-assisted, barge and platform rigs and 250 land-based drilling and workover rigs. We operate in more than 30 countries and marine provinces. We have four principal operating segments: Gulf of Mexico, International Offshore, International Land and E&P Services.

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

     Prices for oil and natural gas increased during 2000 and early 2001, which had a favorable impact on utilization, day rates and demand for our services. From mid-2001, however, activity in the U.S. Gulf of Mexico began to weaken, and in the fourth quarter of 2001 and the first nine months of 2002, we experienced particularly weak conditions in the U.S. Gulf of Mexico jackup and platform rig markets as high natural gas inventory storage levels resulted in reduced demand for rig services. In response to these poor market conditions, we have actively marketed a number of rigs in our U.S. Gulf of Mexico fleet to international markets. During 2002, we have obtained long-term contracts for nine jackup rigs and one platform rig in the Mexican sector of the Gulf of Mexico and for two jackup rigs in other international markets, one in Nigeria and one in India. Additionally, we have obtained a long-term contract in Mexico for the Pride South Seas, a semisubmersible rig that recently completed work in South Africa. As these rigs complete redeployment and commence work, we expect these contracts to have a positive impact on our 2002 fourth quarter and 2003 results.

     Our international offshore segment has continued to experience high levels of activity, and we have maintained essentially full utilization of six of our seven high-specification deepwater rigs during the first nine months of 2002. The seventh deepwater rig, the Pride South Pacific, completed its contract in April 2002 and is now undergoing shipyard work in preparation for a new contract offshore Angola that is expected to commence in December 2002. Our intermediate water-depth semisubmersibles experienced 74% utilization during the third quarter of 2002. Utilization of these rigs is expected to remain at about the same level in the fourth quarter of 2002 even though certain rigs are mobilizing to new contracts or, in the case of one of these rigs, is undergoing its five-year periodic survey during the fourth quarter. Following the recent transfer of two independent-leg jackup rigs to Nigeria and India under two-year contracts, we currently have eight jackup rigs working in international waters outside of the Gulf of Mexico. All of these rigs are currently working under long-term contracts, two of which expire in the second and third quarters of 2003.

     Average utilization of our Gulf of Mexico jackup fleet during the third quarter of 2002 decreased to 47% from 80% during the third quarter of 2001, but increased from 38% during the first half of 2002 due to the commencement of the contracts in Mexico. Average day rates for our Gulf of Mexico rigs decreased to $25,000 in the third quarter of 2002 from $42,000 in the prior year third quarter and from $25,400 in the first half of 2002. Currently the average dayrate for the five jackups on contact in Mexico is $33,000, while the seven rigs working in the U.S. Gulf of Mexico are averaging $22,500 per day. As of November 8, 2002, 13 of our total fleet of 25 jackups located in the Gulf of Mexico were either available or mobilizing for contracts.

     During the first nine months of 2002, our international land and E&P services segments were adversely affected by the economic and political instability in Argentina and Venezuela. The Argentine peso declined in value against the U.S. dollar following the Argentine government's decision to abandon the country's fixed dollar-to-peso exchange rate at the end of 2001. The devaluation, coupled with the government's mandated conversion of all dollar-based contracts to pesos, severely pressured our margins. During the first quarter, we engaged in discussions with all of our Argentine customers regarding recovery of losses sustained from the devaluation of accounts receivable and the basis on which new business would be contracted. We have restructured most of our contracts on a basis that limits our exposure to further devaluations. Worldwide demand for our land drilling and workover services declined from the third quarter of 2001 compared to the corresponding quarter of 2002. The average utilization rates for our international land drilling and workover rig fleets fell from 80% in the third quarter of 2001 to 63% in the third quarter of 2002.

OUTLOOK

     Our international offshore segment is expected to benefit in the fourth quarter of 2002 from the commencement of operations in Nigeria and India for two jackup rigs that had been in the Gulf of Mexico. Additionally, the commencement of a new contract for the Pride South Pacific offshore Angola is expected to have a positive impact on operating results in 2003.

     Results for our Gulf of Mexico segment are expected to improve in the final quarter of the year due to the increasing activity offshore Mexico. Despite a declining reserve base, high natural gas inventory storage levels in the United States suggest that recovery of demand for drilling and workover services in the U.S. Gulf of Mexico is likely to be gradual.

     Results from our international land and E&P services segments are expected to show modest improvement in the last quarter of the year. Since the end of the third quarter, we have contracted three drilling and seven workover rigs in Venezuela that had been idle. Additionally, the first of two rigs for Kazakhstan has now arrived on location in the Caspian Sea region. After acceptance, the rig will earn a standby rate during the winter and will earn a full day rate when drilling commences in the spring of 2003. The second rig is expected to commence operations in Kazakhstan in mid-2003.

RESULTS OF OPERATIONS

     We have presented in the following table selected consolidated financial and operational information by operating segment:


                                     THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                   ------------------------------------     --------------------------------------
                                         2002                2001                 2002                 2001
                                   ----------------    ----------------     ----------------     -----------------
                                                          (IN MILLIONS, EXCEPT PERCENTAGES)
 Revenues:
   Gulf of Mexico...............   $   41.2    14.4%   $  108.2    26.6%    $  115.4     13.5%   $  365.5     31.8%
   International offshore.......      152.0    53.1       139.3    34.3        469.5     55.1       350.7     30.5
   International land...........       74.9    26.2       121.8    30.0        216.9     25.4       327.0     28.4
   E&P services.................       18.1     6.3        37.0     9.1         50.7      6.0       107.1      9.3
                                   -------- -------    -------- -------     -------- --------    -------- --------
     Total revenues.............      286.2   100.0       406.3   100.0        852.5    100.0     1,150.3    100.0
                                   -------- -------    -------- -------     -------- --------    -------- --------

 Operating Costs:
   Gulf of Mexico...............       34.8    20.2        57.8    23.2         98.9     19.3       171.3     25.6
   International offshore.......       75.2    43.7        74.5    29.9        233.0     45.4       188.7     28.2
   International land...........       48.9    28.4        87.6    35.2        145.3     28.3       228.8     34.2
   E&P services.................       13.2     7.7        29.1    11.7         36.1      7.0        80.9     12.0
                                   -------- -------    -------- -------     -------- --------    -------- --------
     Total operating costs......      172.1   100.0       249.0   100.0        513.3    100.0       669.7    100.0
                                   -------- -------    -------- -------     -------- --------    -------- --------

 Gross Margin:
   Gulf of Mexico...............        6.4     5.6        50.4    32.0         16.5      4.9       194.2     40.4
   International offshore.......       76.8    67.3        64.8    41.2        236.5     69.7       162.0     33.7
   International land...........       26.0    22.8        34.2    21.8         71.6     21.1        98.2     20.4
   E&P services.................        4.9     4.3         7.9     5.0         14.6      4.3        26.2      5.5
                                   -------- -------    -------- -------     -------- --------    -------- --------
     Total gross margin.........   $  114.1   100.0%   $  157.3   100.0%    $  339.2    100.0%   $  480.6    100.0%
                                   ======== =======    ======== =======     ======== ========    ========  =======

Days Worked:
   Gulf of Mexico...............      1,750              2,721                 4,777                9,331
   International offshore.......      2,422              2,208                 6,898                5,457
   International land...........     11,851             13,840                32,199               39,373

 Utilization:
   Gulf of Mexico...............         46%                71%                   42%                  82%
   International offshore.......         88%                91%                   89%                  84%
   International land...........         63%                80%                   61%                  79%


   Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001.

     Revenues. Revenues for the three months ended September 30, 2002 were $120.1 million, or 29.6%, lower than in the three months ended September 30, 2001, due primarily to reduced activity and day rates for our jackup rigs in the U.S. Gulf of Mexico and a reduction in activity for our land drilling and E&P services operations in Argentina and Venezuela. Additionally, one of our seven high-specification deepwater rigs, the Pride South Pacific, which worked throughout 2001, did not work during the three months ended September 30, 2002. These decreases were partially offset by increased jackup activity in Mexico and the commencement of land drilling operations in Chad earlier in 2002.

     Operating Costs. Operating costs for the quarter ended September 30, 2002 were $76.9 million, or 30.9%, lower than in the corresponding quarter of 2001 due to decreased costs associated with rigs that were stacked or being upgraded during the third quarter of 2002 that operated during the third quarter of 2001 and a reduction in operating costs in Argentina and Venezuela due to reduced activity levels in those countries and the devaluation of their local currencies. These reductions in costs were partially offset by costs related to the increased activity in Mexico and the commencement of operations in Chad. Operating costs for the current period have been reduced by $3.4 million as a result of the reversal of reserves expensed in prior periods primarily for maintenance costs that are not expected to be incurred.

     Depreciation and Amortization. Depreciation expense increased by $6.3 million, or 12.7%, to $56.1 million in the quarter ended September 30, 2002, from $49.8 million in the corresponding period in 2001. The increase is primarily attributable to depreciation on rig refurbishments and upgrades and other capital projects completed subsequent to the third quarter of 2001. The increase was partially offset by the elimination of amortization of goodwill beginning in January 2002.

     Selling, General and Administrative. Selling, general and administrative expenses decreased by $1.5 million, or 5.5%, to $24.7 million for the three months ended September 30, 2002, from $26.2 million for the three months ended September 30, 2001, primarily due to cost savings associated with staffing reductions following our September 2001 acquisition of Marine Drilling Companies, Inc. Additionally, the devaluation of the currencies in Argentina and Venezuela favorably impacted expenses denominated in their local currencies.

     Pooling and Merger Costs. Costs totaling $35.8 million were incurred in connection with the merger with Marine in September 2001. The costs consisted primarily of investment advisory, legal and other professional fees totaling $24.4 million and costs associated with the closure of duplicate office facilities and employee termination costs.

     Other Income (Expense). Other expense for the three months ended September 30, 2002 increased by $6.5 million, or 23.5%, as compared to the corresponding period in 2001. Interest expense increased by $1.3 million principally due to an increase in the average amount of outstanding debt in the three months ended September 30, 2002 as compared with the corresponding period in 2001. Interest income declined $1.5 million due to a reduction in average cash balances held on deposit and to a reduction in interest rates. Other, net, which is an expense in the three-month period ended September 30, 2002, increased $3.8 million principally due to net foreign exchange losses in Argentina and Venezuela. Other, net in the corresponding period in 2001 principally comprised net unrealized foreign exchange gains.

     Income Tax Provision. Our consolidated effective income tax rate for the three months ended September 30, 2002 was 30.0%, as compared to 55.6% for the corresponding period in 2001. The higher rate in 2001 was due to a portion of the pooling and merger costs incurred in the three months ended September 30, 2001 being estimated to be non-deductible for U.S. federal income tax purposes. Exclusive of such pooling and merger costs, the effective tax rate for the third quarter of 2001 would have been approximately 29.8%.

     Extraordinary Item. The extraordinary loss of $0.2 million, net of estimated income taxes, for the three months ended September 30, 2002 related to the early extinguishment of approximately $59.2 million accreted value, net of offering costs, of our zero coupon convertible senior and subordinated debentures.

   Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001.

     Revenues. Revenues for the nine months ended September 30, 2002 were $297.8 million, or 25.9%, lower than in the nine months ended September 30, 2001, primarily due to reduced activity and day rates for our jackup and platform rigs in the U.S. Gulf of Mexico and a reduction in activity for our land drilling and E&P services operations in Argentina and Venezuela. Additionally, one of our seven high-specification deepwater rigs, the Pride South Pacific, which worked throughout 2001, completed its contract in April 2002 and did not work during the remainder of the nine-month period ended September 30, 2002. These decreases were partially offset by the start-up of operations in June and July 2001 of the Pride Carlos Walter and Pride Brazil, two semisubmersible rigs, increased jackup activity in Mexico and the commencement of land drilling operations in Chad.

     Operating Costs. Operating costs for the nine months ended September 30, 2002 were $156.3 million, or 23.3%, lower than in the corresponding period of 2001 due to decreased costs associated with rigs that were stacked or being upgraded during 2002 that operated during the corresponding period of 2001 and a reduction in operating costs in Argentina and Venezuela due to reduced activity levels in these countries and the devaluation of their local currencies. These reductions in costs were partially offset by operating costs for the full period in 2002 on two newly constructed semisubmersible rigs placed into service in June and July of 2001, costs related to the increased activity in Mexico and the commencement of operations in Chad. Operating costs for the nine months ended September 30, 2002 have been reduced by $1.5 million as a result of the reversal of reserves expensed in prior periods primarily for maintenance costs that are not expected to be incurred.

     Depreciation and Amortization. Depreciation expense increased by $19.7 million, or 13.4%, to $167.2 million in the nine months ended September 30, 2002, from $147.5 million in the corresponding period in 2001. The increase is primarily attributable to incremental depreciation on newly acquired and constructed rigs and other rig refurbishments and upgrades completed subsequent to third quarter of 2001. This increase was partially offset by the impact of a reassessment of residual values and estimated remaining useful lives of certain rigs during the third quarter of 2001 and the elimination of amortization of goodwill beginning in January 2002.

     Selling, General and Administrative. Selling, general and administrative expenses decreased by $5.4 million, or 7.1%, to $70.4 million for the nine months ended September 30, 2002, from $75.8 million for the nine months ended September 30, 2001, primarily due to cost savings associated with the closure of duplicate facilities and staffing reductions following our September 2001 acquisition of Marine. Additionally, the devaluation of the currencies in Argentina and Venezuela favorably impacted expenses denominated in their local currencies.

     Pooling and Merger Costs. Costs totaling $35.8 million were incurred in connection with the merger with Marine in September 2001. The costs consisted primarily of investment advisory, legal and other professional fees totaling $24.4 million and costs associated with the closure of duplicate office facilities and employee termination costs.

     Other Income (Expense). Other expense for the nine months ended September 30, 2002 increased by $20.1 million, or 26.9%, as compared to the corresponding period in 2001. Interest expense increased by $16.7 million principally due to interest on indebtedness added in the March 2001 acquisition of 100% ownership of the Pride Carlos Walter and Pride Brazil and interest on construction financing for these rigs which had been capitalized during their construction. Interest income declined $5.4 million due to lower cash balances available for investment and to a reduction in interest rates. Other, net, which is an expense in the nine-month period ended September 30, 2001, principally comprised a $5.1 million charge for the settlement of a wage related antitrust lawsuit, net unrealized foreign exchange losses and a gain from the sale of drill pipe.

     Income Tax Provision. Our consolidated effective income tax rate was 30.0% for the nine-month period ended September 30, 2002 and 33.1% for the corresponding period in 2001. The higher rate in 2001 was due to a portion of the pooling and merger costs incurred in the three months ended September 30, 2001 being estimated to be non-deductible for U.S. federal income tax purposes. Exclusive of such pooling and merger costs, the effective tax rate for the nine months ended September 30, 2001 would have been approximately 29.8%.

     Extraordinary Item. The extraordinary loss of $0.8 million, net of estimated income taxes, for the nine months ended September 30, 2002 related to the early extinguishment of approximately $244.2 million accreted value, net of offering costs, of our zero coupon convertible senior and subordinated debentures.

LIQUIDITY AND CAPITAL RESOURCES

     We had net working capital of $215.1 million and $95.1 million as of September 30, 2002 and December 31, 2001, respectively. Our current ratio, the ratio of current assets to current liabilities, was 1.5 as of September 30, 2002 and 1.2 as of December 31, 2001. The increase in net working capital was attributable primarily to an increase in other current assets, a decrease in accounts payable and an increase in cash received from our issuance of $300 million principal amount of 2 1/2 % convertible senior notes in March 2002 and from borrowings of $200 million under our new senior secured bank term loan, net of amounts used to retire other bank debt and repurchase our zero coupon convertible debentures.

     Additions to property and equipment during the nine months ended September 30, 2002 totaled $169.5 million, including $10.7 million for the completion of five mobile land rigs which have commenced operations in Chad, $56.5 million for upgrades to nine jackup rigs, one platform rig and one semisubmersible rig for work offshore Mexico and for two additional jackups to work in Nigeria and India, $52.1 million for other rig upgrades, refurbishments and reactivations, and approximately $50.2 million for sustaining capital projects.

     In June 2002, we entered into senior secured credit facilities with a group of banks providing for aggregate availability of up to $450.0 million, consisting of a five-year $200.0 million term loan and a three-year $250.0 million revolving credit facility. Proceeds from the term loan were used to refinance a portion of the amounts outstanding under other credit facilities. Borrowings under the revolving credit facility are available for general corporate purposes. As of September 30, 2002, $25.0 million of borrowings and an additional $7.7 million of letters of credit were outstanding under the facility. The facilities are secured by two deepwater semisubmersible rigs, the Pride North America and the Pride South Pacific, and 28 jackup rigs. Borrowings under the facilities, as amended effective September 2002, currently bear interest at variable rates based on LIBOR plus a spread based on the credit rating of the facility or, if unrated, index debt, currently 3.5% for the term loan and 3.0% for the revolving credit facility. The interest rate on the term loan was 5.5% as of September 30, 2002. The credit facilities contain provisions that limit our ability and the ability of our subsidiaries, with certain exceptions, to pay dividends or make other restricted payments and investments; incur additional debt; create liens; incur dividend or other payment restrictions affecting subsidiaries; consolidate, merge or transfer all or substantially all of our assets; sell assets or subsidiaries; enter into speculative hedging arrangements outside the ordinary course of business; enter into transactions with affiliates; make maintenance capital expenditures and incur long-term operating leases. The credit facilities also require us to comply with specified financial tests, including a ratio of net debt to EBITDA, an interest coverage ratio, a ratio of net debt to total capitalization and a minimum net worth.

     We also have a senior credit facility with non-U.S. banks that provide aggregate availability of up to $105.0 million. The credit facility terminates in June 2005. Borrowings under the credit facility bear interest at variable rates based on LIBOR plus a spread ranging from 1.00% to 1.55%. As of September 30, 2002, there were borrowings of $75.0 million outstanding under this credit facility.

     In the nine months ended September 30, 2002, we purchased on the open market and then extinguished $277.9 million principal amount at maturity of our zero coupon convertible senior debentures due 2021. The aggregate purchase price was $172.8 million, and the accreted value of the debentures, less offering costs, was $171.9 million. Also during that period, we purchased on the open market and then extinguished a total of $153.3 million principal amount at maturity of our zero coupon convertible subordinated debentures due 2018. The total purchase price was $72.7 million, and the accreted value of the debentures, less offering costs, was $72.6 million. Holders have the right to require us to purchase their zero coupon convertible senior debentures in January 2003 at an accreted price of $98.5 million based on the amount outstanding as of September 30, 2002 and their zero coupon convertible subordinated debentures in April 2003 at an accreted price of $113.2 million based on the amount outstanding as of September 30, 2002. If we become obligated to repurchase the debentures, we intend to use existing cash and available credit facilities to make the purchases.

     In March 2002, we issued $300.0 million principal amount of 2 1/2% convertible senior notes due 2007. Net proceeds, after deducting underwriting discounts and offering costs, were $291.8 million. The notes are convertible into approximately 18.2 million shares of our common stock (equal to a conversion rate of 60.5694 shares of common stock per $1,000 principal amount, or $16.51 per share). The net proceeds have been and will be used to repay debt, including the repurchase of both series of outstanding zero coupon debentures. In connection with the issuance of the notes, a private equity fund related to First Reserve Corporation purchased 7.9 million shares of our common stock from third parties.

     As of September 30, 2002, we had a 26.4% equity interest in a joint venture company that is constructing two dynamically-positioned, deepwater semisubmersible drilling rigs, yet to be named and currently referred to as the Amethyst 4 and Amethyst 5. The rigs have been moved to the Cianbro Corporation shipyard in Maine in order to complete construction after Friede Goldman Halter, Inc. ("FGH"), the original builder of the rigs, filed for bankruptcy. FGH had posted performance bonds to ensure completion of the construction and the surety has funded into escrow approximately $160.0 million towards the cost of completing the rigs. We anticipate that the construction of the rigs will be completed in late 2003. The joint venture company has financed 87.5% of the cost of construction of those rigs through credit facilities, with repayment of the borrowings under those facilities guaranteed by the United States Maritime Administration ("MARAD"). Advances under the credit facilities are being provided without recourse to any of the joint venture owners. The remaining 12.5% of the cost of construction is being provided by the joint venture company from equity contributions that have been made by the joint venture partners. Through September 30, 2002, our equity contributions to the joint venture totaled $27.4 million, including capitalized interest of $5.8 million. In the opinion of management, the performance and payment bonds issued by the surety on behalf of FGH, together with additional draws under the MARAD-guaranteed credit facilities, will provide sufficient funds to complete the Amethyst 4 and Amethyst 5 without requiring additional contributions by the joint venture partners.

     In October 2002, the two First Reserve managed funds that collectively held an 11.9% interest in the joint venture transferred their interests to us in exchange for a total of 527,652 shares of our common stock. As a result, we currently own a 38.3% interest in the joint venture. The other joint venture partner has an option expiring in late November 2002 to acquire up to 70% of the interest we acquired in the First Reserve exchange, which would reduce our interest to 30%. The exercise price of that option is payable in shares of our common stock. As a result of the exchange and other purchases of our common stock by First Reserve managed funds, First Reserve funds owned as of October 31, 2002 approximately 20.0 million shares of our common stock, or approximately 15.0% of the total shares outstanding.

     As of September 30, 2002, we had approximately $4.3 billion in total assets and $1.9 billion of long-term debt and capital lease obligations. We also had aggregate availability under our credit facilities of $247.3 million. We do not expect that our level of total indebtedness will have a material adverse impact on our financial position, results of operations or liquidity in future periods.

    As of September 30, 2002, $40.1 million of our cash balances, which amount is included in restricted cash, consists of funds held in trust in connection with our drillship and semisubmersible loans and our limited-recourse collateralized term loans and, accordingly, is not available for our use.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as extraordinary items and requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. Upon adoption, previously reported extraordinary items from the extinguishment of debt will be combined with other income (expense).

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

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

   o future capital expenditures and investments in the construction, acquisition and refurbishment of rigs(including the amount and nature thereof and the timing of completion thereof)

   o   repayment of debt

   o market conditions, expansion and other development trends in the contract drilling industry

   o   business strategies

   o   expansion and growth of operations

   o   utilization rates and contract rates for rigs

   o   completion and employment of rigs under construction

   o   future exposure to currency devaluations

   o   future operating results and financial condition and

   o   the effectiveness of our disclosure controls and procedures

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

   o   general economic and business conditions

   o   prices of oil and gas and industry expectations about future prices

   o foreign exchange controls and currency fluctuations o political stability in the countries in which we operate

   o the business opportunities (or lack thereof) that may be presented to and pursued by us

   o   changes in laws or regulations and

   o the validity of the assumptions used in the design of our disclosure controls and procedures

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

ITEM 4.  CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, our President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

     There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The information set forth in Note 6 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q regarding the lawsuit entitled Verdin v. R&B Falcon Drilling USA, Inc. is incorporated by reference in response to this item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

4.1       --  Amendment No. 1, dated effective as of September 29, 2002, to the
              Revolving Credit Agreement, dated as of June 20, 2002, among Pride Offshore, Inc., Pride International, Inc., certain subsidiaries of Pride International, Inc., Credit Lyonnais New York Branch, as administrative agent, and the revolving lenders thereunder.

4.2       --  Amendment No. 1, dated effective as of September 29, 2002, to the
              Term Loan Agreement, dated as of June 20, 2002, among Pride Offshore, Inc., Pride International, Inc., certain subsidiaries of Pride International, Inc., the term lenders thereunder, and Credit Lyonnais New York Branch,as administrative agent.

15.1      --  Awareness letter of PricewaterhouseCoopers LLP.

(b)      Reports on Form 8-K

     In a Current Report on Form 8-K submitted to the SEC on August 14, 2002, we
(i) reported pursuant to Item 9 of Form 8-K that we had furnished executive sworn statements pursuant to SEC Order No. 4-460 and executive certifications required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and (ii) furnished the related statements and certifications pursuant to Item 7 of Form 8-K.

     In a Current Report on Form 8-K submitted to the SEC on September 4, 2002, we (i) furnished pursuant to Item 9 of Form 8-K information regarding the contract status of our rigs posted to our website on September 4, 2002 and (ii) furnished pursuant to Item 7 of Form 8-K the related website posting.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                         PRIDE INTERNATIONAL, INC.


                                         By: /s/ EARL W. MCNIEL
                                            --------------------------
                                                (EARL W. MCNIEL)
                                             VICE PRESIDENT AND CHIEF
                                                FINANCIAL OFFICER

Date:  November 14, 2002

                                 CERTIFICATIONS

         I, Paul A. Bragg, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Pride International, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002



By:  /s/ Paul A. Bragg
    ----------------------------------------
      Paul A. Bragg
      President and Chief Executive Officer

I, Earl W. McNiel, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Pride International, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002




By:    /s/ EARL W. MCNIEL
      --------------------------------------
      Earl W. McNiel
      Vice President and
      Chief Financial Officer

                                 EXHIBIT INDEX


4.1       --  Amendment No. 1, dated effective as of September 29, 2002, to the
              Revolving Credit Agreement, dated as of June 20, 2002, among Pride Offshore, Inc., Pride International, Inc., certain subsidiaries of Pride International, Inc., Credit Lyonnais New York Branch, as administrative agent, and the revolving lenders thereunder.

4.2       --  Amendment No. 1, dated effective as of September 29, 2002, to the
              Term Loan Agreement, dated as of June 20, 2002, among Pride Offshore, Inc., Pride International, Inc., certain subsidiaries of Pride International, Inc., the term lenders thereunder, and Credit Lyonnais New York Branch,as administrative agent.

15.1      --  Awareness letter of PricewaterhouseCoopers LLP.