Form 10-K
period 2002-12-31
PRIDE INTERNATIONAL INC
filed 2003-03-28
CIK 833081

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act). Yes [X] No [ ]

     The aggregate market value of the common stock held by non-affiliates of the registrant at June 28, 2002, based on the closing price on the New York Stock Exchange on such date, was approximately $1.7 billion. (The executive officers and directors of the registrant and First Reserve Corporation, its affiliates and related parties are considered affiliates for the purposes of this calculation.)

     The number of shares of the registrant's Common Stock outstanding on March 14, 2003 was 134,200,533.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held in May 2003 are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Property....................................................   13
Item 3.   Legal Proceedings...........................................   13
Item 4.   Submission of Matters to a Vote of Security Holders.........   14
          Executive Officers of the Registrant........................   14

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   15
Item 6.   Selected Financial Data.....................................   16
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   17
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   30
          Forward-Looking Statements..................................   32
Item 8.   Financial Statements and Supplementary Data.................   33
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   65

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   65
Item 11.  Executive Compensation......................................   65
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   65
Item 13.  Certain Relationships and Related Transactions..............   65
Item 14.  Controls and Procedures.....................................   65

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   66

                                     PART I

ITEM 1.  BUSINESS

     In this Annual Report on Form 10-K, we refer to Pride International, Inc. and its subsidiaries as "we," the "Company" or "Pride," unless the context clearly indicates otherwise.

OVERVIEW

     Pride is a leading international provider of contract drilling and related services, operating both offshore and on land. As of March 14, 2003, we operated a global fleet of 331 rigs, including two ultra-deepwater drillships, 11 semisubmersible rigs, 35 jackup rigs, 29 tender-assisted, barge and platform rigs and 254 land-based drilling and workover rigs. We operate in more than 30 countries and marine provinces. Our operations are conducted in many of the most active oil and gas basins of the world, including South America, the Gulf of Mexico, the Mediterranean, West and North Africa, the Middle East, Asia Pacific, Russia and Kazahkstan. The significant diversity of our rig fleet and areas of operation enables us to provide a broad range of services and to take advantage of market upturns while reducing our exposure to sharp downturns in any particular market sector or geographic region.

     In recent years, we have expanded our offshore drilling fleet and increased the number of rigs capable of drilling in deeper waters, with the following significant additions:

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

     - Marine Drilling Companies, Inc. In September 2001, we acquired Marine Drilling Companies, Inc. in a tax free, stock-for-stock transaction that positioned us as one of the world's largest offshore drilling contractors. Marine owned and operated a fleet of 17 offshore drilling rigs consisting of two semisubmersible units and 15 jackup units. Additionally, Marine owned one jackup rig configured as an accommodation unit. The combination with Marine enhanced our competitive position in the Gulf of Mexico jackup rig market and elsewhere. The acquisition was accounted for as a pooling-of-interests for accounting and financial reporting purposes and, accordingly, our consolidated financial statements for each period prior to the merger reflect the combined operations of Pride and Marine.

     - Other Recent Acquisitions and Agreements. In February 2001, we acquired a second-generation semisubmersible drilling rig (now the Pride North
       Sea) and a third-generation semisubmersible drilling rig (now the Pride Venezuela). The Pride Venezuela is under contract with Petroleos de Venezuela, S.A. ("PDVSA") through at least August 2003, with extension options thereafter. The Pride North Sea was refurbished prior to commencing operations in July 2001 and is now working in the Mediterranean Sea under a nine-month contract expiring in December 2003.

     We have also expanded our land-based operations. In late 2001 and early 2002, we commenced operations in Chad with five newly constructed land rigs under a seven-year contract with Exxon Mobil Corporation. In addition, during 2001, we acquired 14 land-based drilling rigs in Argentina and Venezuela. In 2002, we relocated a large land drilling rig from Argentina to Russia, where it commenced operation in December 2001, and mobilized the first of two land drilling rigs to Kazakhstan. The first rig began earning a standby rate in November 2002 and will earn a full day rate when drilling commences, which is expected in the spring of 2003. The second rig is expected to commence operations in Kazakhstan in mid-2003.

     During 2002, we implemented a strategy to move a number of our offshore rigs to stronger markets and to enter into long-term contracts where available at attractive rates. We moved 11 of our 27 Gulf of Mexico jackup rigs and four of our 11 semisubmersible rigs to new markets. Nine jackup rigs were moved to Mexico and one each to Nigeria and India pursuant to contracts ranging from approximately two to four years. These rigs were relocated to markets at higher day rates and are providing substantially higher cash margins than would have been realized in the depressed U.S. Gulf of Mexico jackup market. At the same time, we believe our remaining available jackup capacity in the U.S. Gulf of Mexico leaves us well-positioned to benefit from any improvement in that market.

     We expect to continue to redeploy assets to more active regions and to explore opportunities to expand our operations through acquisitions and rig upgrades from time to time.

     We are a Delaware corporation with our principal executive offices located at 5847 San Felipe, Suite 3300, Houston, Texas 77057. Our telephone number at such address is (713) 789-1400.

     We file annual, quarterly and special reports, proxy statements and other information with the SEC. These filings are available free of charge through our internet website at www.prideinternational.com as soon as reasonably practicable after we electronically file that material with, or furnish it to, the SEC.

OPERATIONS

  SOUTH AMERICA

     We operate five semisubmersible rigs, two jackup rigs, two barge rigs and 233 land-based rigs in South America.

     Brazil. Our semisubmersible rig, Pride South Atlantic, has been operating offshore Brazil for Petrobras since September 1997. The rig is working under a contract expiring in October 2003. The Pride South America, a dynamically-positioned, self-propelled semisubmersible rig, is currently working offshore Brazil under a charter and service rendering contract that expires in January 2005. The Pride Carlos Walter and Pride Brazil, which are deepwater, dynamically-positioned semisubmersible rigs, began work under five-year charter and service rendering contracts for Petrobras in June and July 2001, respectively. We also operate one land-based drilling rig and seven land-based workover rigs in Brazil.

     Venezuela. Our offshore fleet in Venezuela includes two jackup rigs and two barge rigs operating on Lake Maracaibo and one semisubmersible rig operating offshore Venezuela. The two jackup rigs are owned by PDVSA, and the contracts for the rigs expire in June 2003. The two barge rigs are working under ten-year contracts for PDVSA expiring in 2005. Our semisubmersible rig, the Pride Venezuela, is operating for PDVSA under contract through at least August 2003. Our land-based fleet in Venezuela consists of 42 rigs, of which eight are drilling rigs and 34 are workover rigs.

     Argentina. In Argentina, we operate 149 land-based rigs, which we believe constitutes approximately 50% of the land-based rigs in the Argentine market. Of these rigs, 49 are drilling rigs and 100 are workover rigs. Argentine rig operations are generally conducted in remote regions of the country and require substantial fixed infrastructure and operating support costs. We believe that our established infrastructure and scale of operations provide us with a competitive advantage in this market.

     Other South America. In Colombia, we operate 13 land-based drilling rigs and eight land-based workover rigs under contracts with major integrated and independent international oil companies and with the national oil company. We operate six land-based drilling rigs and four land-based workover rigs for private sector operators in Bolivia, most of which are our customers in neighboring countries. We operate three land-based drilling rigs in Ecuador.

     E&P Services. We provide a variety of services to exploration and production companies in Argentina, Peru, Bolivia, Colombia, Ecuador, Brazil, Venezuela and Mexico through our E&P services division, including cementing, fracturing, coil tubing, directional drilling and fishing services. We also manage integrated services projects in Argentina and other South American countries.

     During 2002, our land and E&P services operations in Argentina and Venezuela were adversely affected by the economic and political instability in those countries. Please read "-- Risk Factors -- International events may hurt our operations" in this Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this annual report.

  GULF OF MEXICO

     Offshore. We operate two semisubmersible rigs, two independent-leg jackup units and 23 mat-supported jackup units in the Gulf of Mexico. We are the second largest operator in the Gulf of Mexico of mat-supported jackup rigs capable of operating in water depths of 200 to 300 feet. We also operate a fleet of 21 offshore modular platform rigs in the Gulf of Mexico.

     In the Mexican sector of the Gulf of Mexico, one semisubmersible, nine jackup rigs and two platform rigs are working for Petroleos Mexicanos S.A. ("Pemex"), under contracts with terms that range from one to four years in length. Between April and November 2002, we mobilized the nine jackups from the U.S. sector to the Mexican sector to perform under the Pemex contracts. The semisubmersible rig, the Pride South Seas, was mobilized from South Africa and operates under a contract that expires in June 2005.

     We operate one semisubmersible, 16 jackups and 19 platform rigs in the U.S. sector of the Gulf of Mexico. Seven jackups and two platform rigs are currently working in the U.S. sector under short-term or well-to-well contracts. Two additional platform rigs are being mobilized for customer contracts beginning in April 2003, and another platform rig has been committed to a customer. The remaining rigs are stacked. We are marketing the semisubmersible rig, the Viking, in the Gulf of Mexico and elsewhere.

  OTHER INTERNATIONAL

     Offshore. Our fleet in West Africa includes two ultra-deepwater drillships, three semisubmersibles, two jackups, three tender-assisted rigs and one barge rig. We have a 51% ownership interest in two ultra-deepwater drillships, the Pride Angola and the Pride Africa. The drillships are contracted to work offshore West Africa for Elf Exploration Angola under contracts expiring in May 2005 and June 2005, respectively, each with two one-year extension options. In January 2002, we assumed operations of the dynamically positioned semisubmersible rig, the Leiv Eiriksson, in Angola. The rig owner pays us a management fee to operate the rig on its behalf, under a contract that extends until June 2003. Our semisubmersible rigs Pride South Pacific and Pride North America are working offshore Angola under contracts expiring in March 2004 and August 2004, respectively. The jackup Pride Cabinda is working offshore Angola under a long-term contract expiring in 2005. In October 2002, we mobilized the jackup Pride North Dakota from the Gulf of Mexico to Nigeria and commenced work under a contract that expires in October 2004. The tender-assisted rig Barracuda is operating in Angola under a contract that expires in September 2003, and the Alligator is idle. Also, the swamp barge rig Bintang Kalimantan is contracted in Nigeria until September 2003, and the tender-assisted rig Al Baraka I is working in the Ivory Coast under a four-well contract.

     We operate two jackup rigs in India. In November 2002, we mobilized the Pride West Virginia from the Gulf of Mexico to India pursuant to a two-year contact. The Pride Pennsylvania also is working offshore India under contracts that expire in 2006. The semisubmersible rig Pride North Sea is operating in the Mediterranean Sea under a contract that expires in December 2003. The jackup Pride Ohio is operating in the Middle East under a contract that expires in March 2004. The jackup Pride Montana is currently in Saudi Arabia working under a contract expiring in June 2004. The Pride Hawaii, a jackup working offshore Malaysia, is under contract until August 2003. The Pride Rotterdam, an accommodation unit, is working in the Dutch sector of the North Sea under a contract that expires September 2003. The tender-assisted rigs Ile de Sein, working in Indonesia, and the Piranha, working in Malaysia, operate under contracts expiring in December 2004 and June 2005, respectively.

     Land. We currently operate five land-based rigs in Chad, one in Russia, two in Kazakhstan, four in North Africa and three in the Middle East. In Chad, we commenced operations in 2002 of three drilling rigs and two workover rigs and provide various other support services under five to seven year contracts.

RIG FLEET

  OFFSHORE RIGS

     The table below presents information about our offshore rig fleet as of March 14, 2003:

                                                           BUILT/
                                                         UPGRADED OR  WATER    DRILLING
                                                          EXPECTED    DEPTH     DEPTH
RIG NAME                          RIG TYPE/DESIGN        COMPLETION   RATING    RATING       LOCATION       STATUS
--------                          ---------------        -----------  ------   --------      --------       ------
                                                                      (FEET)    (FEET)
DRILLSHIPS -- 2
Pride Africa(1)...........  Gusto 10,000                    1999      10,000    30,000        Angola         Working
Pride Angola(1)...........  Gusto 10,000                    1999      10,000    30,000        Angola         Working
SEMISUBMERSIBLE RIGS -- 13
Pride Carlos Walter.......  Amethyst                        2001       5,000    25,000        Brazil         Working
Pride Brazil..............  Amethyst                        2001       5,000    25,000        Brazil         Working
Pride South America(2)....  Amethyst                      1989/2003    4,000    20,000        Brazil         Working
Amethyst 4(3).............  Amethyst                        2003       5,000    25,000        Maine         Shipyard
Amethyst 5(3).............  Amethyst                        2003       5,000    25,000        Maine         Shipyard
Viking....................  Neptune Pentagon              1973/1995    2,625    22,000    Gulf of Mexico   Available
Leiv Eiriksson(4).........  Bingo 9000                      2001       8,200    30,000        Angola         Working
Pride South Atlantic......  F&G Enhanced Pacesetter         1987       1,500    25,000        Brazil         Working
Pride South Seas..........  Aker H-3                      1977/1997    1,000    20,000        Mexico         Working
Pride Venezuela...........  F&G Enhanced Pacesetter       1982/2001    1,500    25,000      Venezuela        Working
Pride North Sea...........  Aker H-3                      1975/2001    1,000    25,000    Mediterranean      Working
Pride North America.......  Bingo 8000                      1999       7,500    25,000        Angola         Working
Pride South Pacific.......  Blohm & Voss                  1975/2002    6,500    25,000        Angola         Working
JACKUP RIGS -- 35
Pride Cabinda.............  Independent leg, cantilever     1983         300    25,000        Angola         Working
Pride Hawaii..............  Independent leg, cantilever   1975/1997      300    30,000       Malaysia        Working
Pride Montana.............  Independent leg, cantilever   1991/2001      270    20,000     Saudi Arabia      Working
Pride North Dakota........  Independent leg, cantilever   1981/2002      250    30,000       Nigeria         Working
Pride Ohio................  Independent leg, cantilever   1975/1998      250    20,000     Middle East       Working
Pride Pennsylvania........  Independent leg, cantilever   1973/1998      300    20,000        India          Working
Pride Tennessee...........  Independent leg, cantilever     1981         300    25,000         USA           Working
Pride West Virginia.......  Independent leg, cantilever     1982         300    30,000        India          Working
GP-19(4)..................  Independent leg, cantilever     1987         150    20,000      Venezuela        Working
GP-20(4)..................  Independent leg, cantilever     1987         200    20,000      Venezuela        Working
Pride Wisconsin...........  Independent leg, slot         1976/2002      300    30,000        Mexico         Working
Pride Alabama.............  Mat-supported, cantilever       1982         200    25,000         USA         Available
Pride Alaska..............  Mat-supported, cantilever     1982/2002      250    25,000        Mexico         Working
Pride Arkansas............  Mat-supported, cantilever       1982         200    25,000         USA         Available
Pride Colorado............  Mat-supported, cantilever       1982         200    25,000         USA         Available
Pride Florida.............  Mat-supported, cantilever       1981         200    20,000         USA           Working
Pride Kansas..............  Mat-supported, cantilever       1999         250    25,000         USA           Working
Pride Mississippi.........  Mat-supported, cantilever     1990/2002      200    25,000        Mexico         Working
Pride Missouri............  Mat-supported, cantilever       1982         250    20,000         USA           Working
Pride Nebraska............  Mat-supported, cantilever     1981/2002      200    20,000        Mexico         Working
Pride Nevada..............  Mat-supported, cantilever     1981/2002      200    20,000        Mexico         Working
Pride New Mexico..........  Mat-supported, cantilever       1982         200    25,000         USA           Working
Pride South Carolina......  Mat-supported, cantilever     1980/2002      200    20,000        Mexico         Working
Pride Texas...............  Mat-supported, cantilever       1999         300    20,000         USA           Working
Pride Arizona.............  Mat-supported, slot           1981/1996      250    25,000         USA         Available
Pride California..........  Mat-supported, slot           1997/2002      250    20,000        Mexico         Working
Pride Georgia.............  Mat-supported, slot           1981/1995      250    20,000         USA           Working
Pride Illinois............  Mat-supported, slot           1969/1993      225    20,000         USA         Available

                                                           BUILT/
                                                         UPGRADED OR  WATER    DRILLING
                                                          EXPECTED    DEPTH     DEPTH
RIG NAME                          RIG TYPE/DESIGN        COMPLETION   RATING    RATING       LOCATION       STATUS
--------                          ---------------        -----------  ------   --------      --------       ------
                                                                      (FEET)    (FEET)
Pride Kentucky............  Mat-supported, slot             1974         262    25,000         USA         Available
Pride Louisiana...........  Mat-supported, slot           1981/2002      250    25,000        Mexico         Working
Pride Michigan............  Mat-supported, slot           1975/2002      250    25,000         USA         Available
Pride Oklahoma............  Mat-supported, slot           1996/2002      250    20,000        Mexico         Working
Pride Utah................  Mat-supported, slot           1990/2002       80    16,000         USA         Available
Pride Wyoming.............  Mat-supported, slot             1976         250    25,000         USA         Available
Pride Rotterdam...........  Accommodation unit            1975/1992      205        --      North Sea        Working
TENDER-ASSISTED RIGS -- 5
Alligator.................  Self-erecting barge           1982/1998      330    20,000     South Africa    Available
Barracuda.................  Self-erecting barge             1992         330    20,000        Angola         Working
Al Baraka I(5)............  Self-erecting barge             1994         650    20,000     Ivory Coast       Working
Ile de Sein...............  Self-erecting barge           1981/1997      450    16,000      Indonesia        Working
Piranha...................  Self-erecting barge           1978/1998      600    20,000       Malaysia        Working
BARGE RIGS -- 3
Pride I...................  Floating cantilever             1995         150    20,000      Venezuela        Working
Pride II..................  Floating cantilever             1995         150    20,000      Venezuela        Working
Bintang Kalimantan........  Swamp barge                     1995         N/A    16,000     Ivory Coast       Working
PLATFORM RIGS -- 21
Rig 1501E.................  Heavy electrical                1996         N/A    25,000         USA        Contracted
Rig 1502E.................  Heavy electrical                1998         N/A    25,000         USA        Contracted
Rig 1503E.................  Heavy electrical              1997/2003      N/A    20,000         USA         Committed
Rig 1002E.................  Heavy electrical                1996         N/A    20,000        Mexico         Working
Rig 1003E.................  Heavy electrical                1996         N/A    20,000         USA         Available
Rig 1005E.................  Heavy electrical                1998         N/A    20,000        Mexico         Working
Rig 1006E.................  Heavy electrical                2001         N/A    20,000         USA         Available
Rig 750E..................  Heavy electrical                1992         N/A    16,500         USA         Available
Rig 751E..................  Heavy electrical                1995         N/A    16,500         USA         Available
Rig 650E..................  Intermediate electrical         1994         N/A    15,000         USA           Working
Rig 651E..................  Intermediate electrical         1995         N/A    15,000         USA           Working
Rig 653E..................  Intermediate electrical         1995         N/A    15,000         USA         Available
Rig 951...................  Heavy mechanical                1995         N/A    18,000         USA         Available
Rig 200...................  Intermediate mechanical         1993         N/A    15,000         USA         Available
Rig 210...................  Intermediate mechanical         1996         N/A    15,000         USA         Available
Rig 220...................  Intermediate mechanical         1995         N/A    15,000         USA         Available
Rig 100...................  Intermediate mechanical         1990         N/A    15,000         USA         Available
Rig 110...................  Intermediate mechanical         1990         N/A    15,000         USA         Available
Rig 130...................  Intermediate mechanical         1991         N/A    15,000         USA         Available
Rig 170...................  Intermediate mechanical         1991         N/A    15,000         USA         Available
Rig 14....................  Light mechanical                1994         N/A    10,000         USA         Available

---------------

(1) These rigs are owned by joint ventures in which we have a 51% interest.

(2) This rig is subject to a sale and leaseback agreement.

(3) Currently under construction. These rigs are owned by a joint venture in which we have a 30% interest.

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

     Jackup Rigs. The jackup rigs we operate are mobile, self-elevating drilling platforms equipped with legs that can be lowered to the ocean or lake floor until a foundation is established to support the drilling platform. The rig legs may have a lower hull or mat attached to the bottom to provide a more stable foundation in soft bottom areas. Independent leg rigs are better suited for harsher or uneven seabed conditions. Jackup rigs are generally subject to a maximum water depth of approximately 300 feet, while some jackup rigs may drill in water depths as shallow as ten feet. The length of the rig's legs and the operating environment determine the water depth limit of a particular rig. A cantilever jackup has a feature that allows the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over a pre-existing platform or structure. Some cantilever jackup rigs have "skid-off" capability, which allows the derrick equipment to be skidded onto an adjacent platform, thereby increasing the operational capacity of the rig. Slot type jackup rigs are configured for drilling operations to take place through a slot in the hull. Slot type rigs are usually used for exploratory drilling because their configuration makes them difficult to position over existing platforms or structures.

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

  LAND RIGS

     The table below presents information about our land-based rig fleet as of March 14, 2003:

                                                              TOTAL   DRILLING   WORKOVER
                                                              -----   --------   --------
SOUTH AMERICA -- 233
  Argentina.................................................   149       49        100
  Venezuela.................................................    42        8         34
  Colombia..................................................    21       13          8
  Bolivia...................................................    10        6          4
  Brazil (1)................................................     8        1          7
  Ecuador...................................................     3        3         --
OTHER INTERNATIONAL -- 21
  Chad......................................................     5        3          2
  North Africa..............................................     4        3          1
  Oman......................................................     3        3         --
  Russia/Kazakhstan.........................................     3        3         --
  Other.....................................................     6        4          2
                                                               ---       --        ---
          Total Land-Based Rigs.............................   254       96        158
                                                               ===       ==        ===

---------------

(1) One land-based drilling rig and three land-based rigs are managed by us, but owned by third parties.

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

SERVICES PROVIDED

  DRILLING SERVICES

     We provide contract drilling services to oil and gas exploration and production companies through the use of mobile offshore and land-based drilling rigs in both U.S. offshore and international markets. Generally, land-based rigs and offshore platform rigs operate with crews of six to 17 persons, jackup rigs, tender-assisted rigs and barge rigs operate with crews of 15 to 25 persons and semisubmersible rigs and drillships operate with crews of 60 to 75 persons. We provide the rig and drilling crew and are responsible for the payment of operating and maintenance expenses.

  MAINTENANCE AND WORKOVER SERVICES

     Maintenance services are required on producing oil and gas wells to ensure efficient, continuous operation. These services consist of mechanical repairs necessary to maintain production from the well, such as repairing parted sucker rods, replacing defective downhole pumps in an oil well or replacing defective tubing in a gas well. We provide the rigs, equipment and crews for these maintenance services, which are performed on both oil and gas wells but are more often required on oil wells.

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

  ENGINEERING AND TECHNICAL SERVICES

     We employ a technical staff dedicated to designing specialized drilling equipment to fulfill specific customer requirements and to conduct research and development in drilling solutions and technologies. The technical services group has designed and managed the construction of several rigs in our fleet. Currently, the group is undertaking five projects to design, engineer, manage construction of and commission deepwater platform drilling rigs. These rigs are being constructed on behalf of major oil company customers. We also expect to provide drilling operations management of the rig packages once they have been installed on the deepwater development platforms in the Gulf of Mexico and West Africa.

  OTHER SERVICES

     We provide a wide variety of additional oilfield services to customers in Argentina, Peru, Bolivia, Colombia, Ecuador, Brazil, Venezuela and Mexico, including directional drilling, coiled tubing services, cementing, well stimulation and fishing operations. We also offer integrated services and comprehensive project management, as well as turnkey services, at the well site.

COMPETITION

     Our competition ranges from large multinational competitors offering a wide range of drilling and other oilfield services to smaller, locally owned companies. We believe that we are competitive in terms of pricing, performance, equipment, safety, availability of equipment to meet customer needs and availability of experienced, skilled personnel. Competition is usually on a regional basis, but offshore drilling rigs are mobile and may be moved from one region to another in response to demand.

     Drilling contracts are generally awarded on a competitive bid basis. While an operator may consider the contractor's safety record, crew quality, rig location and quality of service and equipment, price is often the primary factor in determining which contractor, among those with suitable rigs, is awarded a job. Some of our competitors have greater financial resources than us, which may enable them to better withstand periods of low utilization, to compete more effectively on the basis of price, to build new rigs or to acquire existing rigs.

CUSTOMERS

     We work for large multinational oil and gas companies, government-owned oil companies and independent oil and gas producers. During 2002, we had two customers that accounted for approximately 16% and 12%, respectively, of our consolidated revenues.

CONTRACTS

     Our drilling contracts are awarded through competitive bidding or on a negotiated basis. The contract terms and rates vary depending on competitive conditions, the geographical area, the geological formation to be drilled, the equipment and services to be supplied, the on-site drilling conditions and the anticipated duration of the work to be performed.

     Oil and gas well drilling contracts are carried out on a dayrate, footage or turnkey basis. Under dayrate contracts, we charge the customer a fixed charge per day regardless of the number of days needed to drill the well. In addition, dayrate contracts usually provide for a reduced day rate (or lump sum amount) for mobilizing the rig to the well location and for assembling and dismantling the rig. Under dayrate contracts, we ordinarily bear no part of the costs arising from down-hole risks (such as time delays for various reasons, including a stuck or broken drill string or blowouts). Most of our contracts are on a dayrate basis. Contracts may also include reimbursement of costs to modify or upgrade a rig to meet customer specifications. Other contracts provide for payment on a footage basis, whereby we are paid a fixed amount for each foot drilled regardless of the time required or the problems encountered in drilling the well. We may also enter into turnkey contracts, whereby we agree to drill a well to a specific depth for a fixed price and to bear some of the well equipment costs. Compared to dayrate contracts, footage and turnkey contracts involve a higher degree of risk to us and, accordingly, normally provide greater profit potential.

     In international offshore markets, contracts generally provide for longer terms than contracts in domestic offshore markets. When contracting abroad, we are faced with the risks of currency fluctuation and, in certain cases, exchange controls. Typically, we limit these risks by obtaining contracts providing for payment in U.S. dollars or freely convertible foreign currency. To the extent possible, we seek to limit our exposure to potentially devaluating currencies by matching our acceptance thereof to our expense requirements in such local currencies. There can be no assurance that we will be able to continue to take such actions in the future, thereby exposing us to foreign currency fluctuations that could have a material adverse effect upon our results of operations and financial condition. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this annual report and "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this annual report.

SEASONALITY

     In general, our business activities are not significantly affected by seasonal fluctuations. Most of our rigs are located in geographical areas that are not subject to severe weather changes that would halt operations for prolonged periods.

EMPLOYEES

     As of March 14, 2003, we employed approximately 10,100 employees. Approximately 1,200 of our employees were located in the United States and 8,900 were located abroad. Hourly rig crews constitute the vast majority of our employees. None of our U.S. employees are represented by a collective bargaining unit. Many of our international employees are subject to industry-wide labor contracts within their respective countries. We believe that our employee relations are good.

SEGMENT INFORMATION

     Information with respect to revenues, earnings from operations and identifiable assets attributable to our industry segments and geographic areas of operations for the last three fiscal years is presented in Note 14 of our Notes to Consolidated Financial Statements included in Item 8 of this annual report.

RISK FACTORS

  OUR BUSINESS DEPENDS ON THE LEVEL OF ACTIVITY IN THE OIL AND GAS INDUSTRY, WHICH IS SIGNIFICANTLY AFFECTED BY VOLATILE OIL AND GAS PRICES.

     The profitability of our operations depends upon conditions in the oil and gas industry and, specifically, the level of exploration and production expenditures of oil and gas company customers. The oil and gas industry is cyclical. The demand for contract drilling and related services is directly influenced by many factors beyond our control, including:

     - oil and gas prices and expectations about future prices

     - the demand for oil and gas

     - the cost of producing and delivering oil and gas

     - advances in exploration, development and production technology

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

  INTERNATIONAL EVENTS MAY HURT OUR OPERATIONS.

     We derive a significant portion of our revenues from international operations. In 2002, we derived approximately 41% of our revenues from operations in countries within South America and approximately 40% of our revenues from operations in other countries outside the U.S. Our operations in these areas are subject to the following risks, among others:

     - foreign currency fluctuations and devaluation

     - new economic policies

     - restrictions on currency repatriation

     - political instability, war and civil disturbances, including uncertainty or instability resulting from armed hostilities or other crises in the Middle East or other geographic areas in which we operate or acts of terrorism.

     In March 2003, the U.S. and a coalition of other countries initiated military action in Iraq. A protracted war in Iraq and the occurrence or threat of future terrorist attacks such as those against the U.S. on September 11, 2001 could adversely affect the economies of the U.S. and other developed countries. A lower level of economic activity could result in a decline in energy consumption, which could adversely affect our revenues and margins and limit our future growth prospects. More specifically, these risks could lead to increased volatility in prices for crude oil and natural gas and could affect the markets for our drilling services. In addition, these risks could increase instability in the financial and insurance markets and adversely affect our ability to access capital and to obtain insurance coverages that we consider adequate or are otherwise required by our contracts. We currently have two jackup rigs operating in the Middle East, the Pride Montana and the Pride Ohio, and provide supervisory personnel for two land rigs in Kuwait owned by a third party. Certain of these operations may have to be suspended if the current military conflict with Iraq expands beyond the borders of that country.

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

     During 2002, approximately 24% of our consolidated revenues were derived from our land-based drilling, workover and E&P services operations in Argentina and Venezuela, which are currently experiencing political and economic instability that have resulted in significant changes in their general economic policies and regulations.

     During 2002, the Argentine peso declined in value against the U.S. dollar following the Argentine government's decisions to abandon the country's fixed dollar-to-peso exchange rate, requiring private sector, dollar-denominated loans and contracts to be paid in pesos and placing restrictions on the convertibility of the Argentine peso. The devaluation, coupled with the government's mandated conversion of all dollar-based contracts to pesos, severely pressured our margins. During 2002, we engaged in discussion with all of our Argentine customers regarding the recovery of losses sustained from the devaluation of accounts receivable and the basis on which new business would be contracted. We have restructured most of our contracts on a basis that we believe limits our exposure to further devaluations. However, we can give no assurances that further devaluations will not adversely affect our results.

     Since the second quarter of 2002, Venezuela has experienced political and economic turmoil, including prolonged labor strikes, demonstrations and an attempt to overthrow the government. Much of the turmoil has negatively impacted PDVSA, which is our principal customer in Venezuela, and led to the dismissal of more than 12,000 PDVSA employees by the government. The implications and results of the political, economic and social instability in Venezuela are uncertain at this time, but the instability has had and is continuing to have an adverse effect on our business. Currently 30 of our 47 rigs in the country are idle. Venezuela has also recently implemented exchange controls, which, together with recent employee dismissals and reorganization within PDVSA, have led to a slower rate of collection of our trade receivables and could limit our ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. The exchange controls could result in an artificially high value being placed on the local currency.

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

     As of December 31, 2002, we had approximately $1.9 billion in long-term debt and capital lease obligations. The level of our indebtedness will have several important effects on our future operations, including:

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

  FAILURE TO RETAIN KEY PERSONNEL COULD HURT OUR OPERATIONS.

     We require highly skilled personnel to operate and provide technical services and support for our drilling units. To the extent demand for drilling services and the size of the worldwide industry fleet increase, shortages of qualified personnel could arise, creating upward pressure on wages and difficulty in staffing rigs and managerial positions.

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

ITEM 2.  PROPERTY

     Our property consists primarily of mobile offshore and land-based drilling rigs, well servicing rigs and ancillary equipment, most of which we own. We operate some rigs under joint venture arrangements, management agreements and lease agreements. Some of our rigs are pledged to collateralize secured credit facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7 of this annual report. We also own and operate transport and heavy-duty trucks and other ancillary equipment.

     We own office and operating facilities in Houma, Louisiana and in France, Argentina, Brazil, Venezuela, Algeria, Peru, Angola and Colombia. Additionally, we lease other office and operating facilities in Houston, Texas and in other international locations.

     We incorporate by reference in response to this item the information set forth in Item 1 of this annual report and the information set forth in Notes 2 and 5 of our Notes to Consolidated Financial Statements included in Item 8 of this annual report.

ITEM 3.  LEGAL PROCEEDINGS

     We are routinely involved in litigation incidental to our business, which at times involves claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the existing litigation will have a material adverse effect on our financial position, results of operations or cash flow. See Note 11 of our Notes to Consolidated Financial Statements included in Item 8 of this annual report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

     We have presented below information about our executive officers as of March 14, 2003. Officers are elected annually by the Board of Directors and serve until their successors are chosen or until their resignation or removal.

NAME                                        AGE                    POSITION
----                                        ---                    --------
Paul A. Bragg.............................  47    President and Chief Executive Officer
James W. Allen............................  59    Senior Vice President and Chief Operating
                                                  Officer
John C.G. O'Leary.........................  47    Vice President -- International Marketing
John R. Blocker, Jr.......................  51    Vice President -- Latin American Operations
Gary W. Casswell..........................  50    Vice President -- Eastern Hemisphere
                                                  Operations
David A. Bourgeois........................  58    Vice President -- North American Operations
Marcelo D. Guiscardo......................  50    Vice President -- E&P Services
Thomas Duhen..............................  44    Vice President -- Engineering
Earl W. McNiel............................  44    Vice President and Chief Financial Officer
Robert W. Randall.........................  61    Vice President, General Counsel and
                                                  Secretary
Nicolas J. Evanoff........................  40    Vice President -- Corporate and
                                                  Governmental Affairs

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

     James W. Allen was named Senior Vice President -- Operations in February 1996 and Chief Operating Officer in April 1999. He joined Pride in January 1993 as its Vice President -- International Operations (Latin America). From 1988 through 1992, Mr. Allen was an independent business consultant and managed private investments. From 1984 to 1988, he was Vice President, Latin America for ENSCO. Mr. Allen has 30 years of oilfield experience with several different companies.

     John C.G. O'Leary was named Vice President -- International Marketing in March 1997 in connection with our acquisition of Forasol-Foramer N.V. Mr. O'Leary had been Manager, Marketing and Business Development of Forasol since June 1993, with primary responsibility for worldwide business development. Mr. O'Leary joined Forasol in August 1985.

     John R. Blocker, Jr. was named Vice President -- Latin American Operations in March 2000. He joined Pride in 1993 as President of our Argentina subsidiary, Pride International, S.R.L. He has more than 32 years of oilfield experience with several companies.

     Gary W. Casswell was named Vice President -- Eastern Hemisphere Operations in May 1999. He joined Pride in August 1998 and has approximately 23 years of oilfield drilling experience. From 1974 through 1998, Mr. Casswell was Operations Manager and Technical Development Manager of Santa Fe International Corporation (now part of GlobalSantaFe Corporation), an oilfield services company.

     David A. Bourgeois was named Vice President -- North American Operations in May 2002. He joined Pride in April 1994 with the purchase of Offshore Rigs, L.L.C., where he was Chief Operating Officer. From April 1994 to June 1996, Mr. Bourgeois was Sales and Marketing Manager of Pride Offshore, Inc., from June

1996 until May 1999 he was Vice President and General Manager of Pride Offshore, Inc. and from May 1999 to May 2002, he served as Vice President -- U.S. Operations.

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

     Thomas Duhen was appointed Vice President -- Engineering in September 2001. Prior to that time, he served as Technical Director of Pride and previously Forasol since July 1995. Mr. Duhen joined Forasol in January 1981.

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

     Nicolas J. Evanoff joined Pride in April 2002 as Vice
President -- Corporate and Governmental Affairs. From February 1997 until joining Pride, he served as Associate General Counsel and as General Counsel, Asia & Middle East, of Transocean Inc., an oilfield services company. From August 1992 to February 1997, Mr. Evanoff practiced corporate and securities law with Baker Botts L.L.P. in Houston, Texas.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the New York Stock Exchange under the symbol "PDE." As of March 14, 2003, there were 1,592 stockholders of record. The following table presents the range of high and low sales prices of our common stock on the NYSE for the periods shown:

                                                                   PRICE
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
2001
First Quarter...............................................  $29.30   $19.25
Second Quarter..............................................   32.66    18.56
Third Quarter...............................................   19.53     9.68
Fourth Quarter..............................................   15.60     9.82
2002
First Quarter...............................................  $16.25   $11.70
Second Quarter..............................................   19.70    15.00
Third Quarter...............................................   15.66    10.80
Fourth Quarter..............................................   16.15    12.25

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

ITEM 6.  SELECTED FINANCIAL DATA

     We have derived the following selected consolidated financial information as of December 31, 2002 and 2001, and for each of the years in the three-year period ended December 31, 2002, from our audited consolidated financial statements included in Item 8 of this annual report. You should read this information in conjunction with those consolidated financial statements and the notes thereto. We have derived the selected consolidated financial information as of December 31, 2000 and for the year ended December 31, 1999, from our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2001 that are not included herein. We have derived the selected consolidated financial information as of December 31, 1999 and 1998 and for the year ended December 31, 1998, from the audited consolidated financial statements of Pride and Marine that are not included herein. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this annual report.

                                                           YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------------
                                           2002         2001         2000         1999         1998
                                        ----------   ----------   ----------   ----------   ----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues..............................  $1,269,774   $1,512,895   $1,173,038   $  734,791   $1,063,578
Operating costs.......................     807,445      902,267      722,303      519,494      626,510
Restructuring
  charges -- operating(1).............          --           --           --       12,817        5,500
Depreciation and amortization.........     226,422      198,928      174,570      125,292      100,122
Selling, general and administrative...      94,241      100,309       95,528       91,400       97,112
Pooling and merger costs(2)...........          --       35,766           --           --           --
Restructuring charges -- general and
  administrative(1)...................          --           --           --       23,831           --
                                        ----------   ----------   ----------   ----------   ----------
Earnings (loss) from operations.......     141,666      275,625      180,637      (38,043)     234,334
Other income (expense) net............    (130,311)    (121,012)     (85,896)     (45,468)     (36,610)
                                        ----------   ----------   ----------   ----------   ----------
Earnings (loss) before income taxes
  and minority interest...............      11,355      154,613       94,741      (83,511)     197,724
Income tax provision (benefit)........       3,407       49,231       34,928      (25,610)      59,446
Minority interest.....................      16,097       15,508       10,812        3,996          (60)
                                        ----------   ----------   ----------   ----------   ----------
Earnings (loss) before extraordinary
  item................................      (8,149)      89,874       49,001      (61,897)     138,338
Extraordinary item, net...............        (798)       1,332           --        3,884           --
                                        ----------   ----------   ----------   ----------   ----------
Net earnings (loss)...................  $   (8,947)  $   91,206   $   49,001   $  (58,013)  $  138,338
                                        ==========   ==========   ==========   ==========   ==========
Net earnings (loss) per share before
  extraordinary item(1)(2)
  Basic...............................  $    (0.06)  $     0.68   $     0.40   $    (0.57)  $     1.35
                                        ==========   ==========   ==========   ==========   ==========
  Diluted.............................  $    (0.06)  $     0.67   $     0.39   $    (0.57)  $     1.22
                                        ==========   ==========   ==========   ==========   ==========
Net earnings (loss) per share after
  extraordinary item(1)(2)
  Basic...............................  $    (0.07)  $     0.69   $     0.40   $    (0.54)  $     1.35
                                        ==========   ==========   ==========   ==========   ==========
  Diluted.............................  $    (0.07)  $     0.68   $     0.39   $    (0.54)  $     1.22
                                        ==========   ==========   ==========   ==========   ==========
Weighted average shares outstanding
  Basic...............................     133,305      131,630      123,038      107,801      102,352
  Diluted.............................     133,305      142,778      126,664      107,801      113,577

                                                                 DECEMBER 31,
                                        --------------------------------------------------------------
                                           2002         2001         2000         1999         1998
                                        ----------   ----------   ----------   ----------   ----------
                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.......................  $  122,539   $   92,094   $  124,282   $  161,941   $   91,173
Property and equipment, net...........   3,395,774    3,371,159    2,621,365    2,501,520    2,157,416
Total assets..........................   4,324,995    4,205,690    3,337,633    3,054,819    2,667,851
Long-term debt and leases, net of
  current portion.....................   1,804,130    1,639,885    1,237,320    1,328,886    1,020,475
Stockholders' equity..................   1,699,705    1,697,106    1,443,330    1,236,468    1,124,861

---------------

(1) Restructuring charges include the cost of involuntary employee termination benefits, including severance, wage continuation, medical and other benefits, facility closures, related personnel relocation costs and other costs in connection with a reduction in our workforce in 1999.

(2) Pooling and merger costs consist of costs incurred for investment advisory, legal and other professional fees, closure of duplicate office facilities and employee terminations in connection with our acquisition of Marine in September 2001. Please read Note 3 of the Notes to Consolidated Financial Statements in Item 8 of this annual report for more information about these charges.

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

OVERVIEW

     We provide contract drilling and related services to oil and gas companies worldwide, operating both offshore and on land. As of March 14, 2003, we operated a global fleet of 331 rigs, including two ultra-deepwater drillships, 11 semisubmersible rigs, 35 jackup rigs, 29 tender-assisted, barge and platform rigs and 254 land-based drilling and workover rigs. We operate in more than 30 countries and marine provinces. We have five principal operating segments: Gulf of Mexico, International Offshore, International Land, E&P Services and Technical Services.

     In recent years, we have expanded our offshore drilling fleet and increased the number of rigs capable of drilling in deeper waters. We have a 51% ownership interest in and operate two ultra-deepwater drillships, the Pride Africa and the Pride Angola, that were placed in service in October 1999 and May 2000, respectively. In November 2000, we acquired a jackup drilling rig, the Pride Ohio, which we had been operating under a bareboat charter since 1999. In February 2001, we purchased two semisubmersible drilling rigs, now the Pride Venezuela and the Pride North Sea. In March 2001, we increased our ownership from 26.4% to 100% in two newly built, dynamically-positioned, deepwater semisubmersible drilling rigs, the Pride Carlos Walter and the Pride Brazil. The Pride Carlos Walter and Pride Brazil commenced operations offshore Brazil in June and July 2001, respectively, working under five-year charter and service rendering contracts.

     In September 2001, we acquired Marine Drilling Companies, Inc. in a stock-for-stock transaction that created one of the world's largest offshore drilling contractors. Marine owned and operated a fleet of 17 offshore drilling rigs consisting of two semisubmersible units and 15 jackup units. Additionally, Marine owned one jackup rig configured as an accommodation unit. We issued 58.7 million shares of our common stock to the former shareholders of Marine, which equaled approximately 44% of the outstanding shares of our common stock immediately following completion of the acquisition. The combination with Marine has enhanced our competitive position in the Gulf of Mexico jackup rig market and elsewhere. The acquisition was accounted for as a pooling-of-interests for accounting and financial reporting purposes and, accordingly, our consolidated financial statements for each period prior to the merger reflect the combined operations of Pride and Marine.

     In 2001, we acquired 14 land-based drilling and workover rigs in Argentina and Venezuela for a total cost of $48.0 million. In October 2002, we acquired Uniao Nacional De Perfuracao Limitada ("Unap") for aggregate consideration of $5.5 million. Unap manages one land-based drilling rig and seven land-based workover rigs and provides directional drilling and other related services onshore Brazil.

     We expect to continue to redeploy assets to more active regions and to explore opportunities to expand our operations through acquisitions and rig upgrades from time to time.

  BUSINESS ENVIRONMENT AND OUTLOOK

 General

     Our revenues depend principally upon the number of available drilling and workover rigs, the number of days these rigs are utilized and the day rates received, the amount of integrated project management, coiled tubing drilling and other E&P services we provide and the amount of technical services projects that we manage.

     The number of available rigs may increase or decrease as a result of the acquisition or disposal of rigs, the construction of new rigs, the number of rigs being upgraded or repaired at any time and the entering into or termination of rig management contracts.

     The number of days our rig fleets are utilized and the day rates received are largely dependent upon the balance of supply and demand for drilling and workover services in the different geographic regions in which we operate. In order to improve utilization or realize higher day rates, we may mobilize our rigs from one market to another.

     Oil and gas companies' exploration and development drilling programs drive the demand for drilling, workover and related services. These drilling programs are affected by their expectations about oil and natural gas prices, anticipated production levels, demand for crude oil and natural gas products, government regulations and many other factors. Oil and gas prices are volatile, which has historically led to significant fluctuations in expenditures for oil and gas drilling and related services.

     Please read "Business -- Risk Factors" in Item 1 of this annual report.

 Gulf of Mexico

     Prices for natural gas increased during 2000 and early 2001, which had a favorable impact on utilization, day rates and demand for our services in the Gulf of Mexico. From mid-2001, however, activity in the U.S. Gulf of Mexico began to weaken, and in the fourth quarter of 2001 and throughout 2002, we experienced particularly weak conditions in the U.S. Gulf of Mexico jackup and platform rig markets as high natural gas inventory storage levels resulted in reduced demand for rig services. In response to these poor market conditions, we actively marketed a number of rigs in our U.S. Gulf of Mexico fleet to international markets. During 2002, we obtained long-term contracts for nine jackup rigs and one platform rig with Pemex in the Mexican sector of the Gulf of Mexico and for two jackup rigs in other international markets, one in Nigeria and one in India. Additionally, we have obtained a long-term contract with Pemex in Mexico for the Pride South Seas, a semisubmersible rig that we mobilized from South Africa.

     The following table summarizes average daily revenue and percentage utilization for our Gulf of Mexico jackup and available platform rig fleets for each of the last three years. In this annual report, average daily revenue information is based on total revenues for each rig type divided by actual days worked by all rigs of that type. Percentage utilization is calculated as the total days worked divided by the total days available for work by all rigs of that type.

                                   2002                           2001                           2000
                       ----------------------------   ----------------------------   ----------------------------
                       DAILY REVENUE    UTILIZATION   DAILY REVENUE    UTILIZATION   DAILY REVENUE    UTILIZATION
                       --------------   -----------   --------------   -----------   --------------   -----------
Jackup Rigs..........     $26,300           45%          $40,100           80%          $28,700           91%
Platform Rigs........     $20,700           42%          $19,500           57%          $14,800           56%

     As of March 14, 2003, nine of our Gulf of Mexico jackups were working offshore Mexico on contracts with an average remaining term of two and one half years and an average day rate of $34,000, seven were working in the U.S. Gulf of Mexico, of which six were on short-term contracts, with an average day rate of $22,300, and nine rigs were available. Additionally, two of our platform rigs were working offshore Mexico on contracts with an average day rate of $19,600 and two were working in the U.S. Gulf of Mexico at an average day rate of $13,700. Of the remaining 17 platform rigs, two are being mobilized for customer contracts beginning in April 2003 and one has been committed to a customer.

     Although natural gas prices have recently increased significantly and natural gas storage levels have declined dramatically, demand for drilling services in the U.S. Gulf of Mexico has shown only a marginal improvement to date. Our current expectation is that sustained natural gas prices at current levels will lead to increased activity levels and day rates in the U.S. Gulf of Mexico in the second half of 2003. Our available jackup rigs have been well maintained and could be put back into service at minimal cost. As a result, we believe we are well positioned to take advantage of any upturn in demand in this market.

     We expect that revenues and gross margins derived from our entire Gulf of Mexico operations in 2003 will exceed those for 2002 due to the impact of a full year of operations for our rigs working in Mexico even if market conditions remain at their current depressed levels in the U.S. sector of the Gulf.

 International Offshore

     Our international offshore segment has continued to experience high levels of activity, and we maintained essentially full utilization of six of our seven high-specification deepwater rigs during 2002. The seventh deepwater rig, the Pride South Pacific, completed a contract in April 2002 and underwent upgrades before commencing a new contract offshore Angola at the end of November 2002. The new contract is expected to last approximately one year. All of these high specification rigs are working on long-term development projects and are expected to achieve nearly 100% utilization in 2003. The Pride South America semisubmersible rig, however, received its five-year periodic inspection and related maintenance in the first quarter of 2003 and was out of service for approximately 70 days.

     Our intermediate water-depth semisubmersibles experienced approximately 81% utilization in 2002 with most of the non-chargeable time due to scheduled periodic inspections and to time preparing for and mobilizing to new contracts. We currently expect a similar or slightly improved level of activity for these rigs in 2003.

     Following the mobilization of the jackup rigs Pride North Dakota and the Pride West Virginia to Nigeria and India, respectively, in the second half of 2002 under two-year contracts, we currently have eight jackup rigs working in international waters outside of the Gulf of Mexico. All of these rigs are currently working under long-term contracts. Additionally, we manage two jackup rigs on behalf of PDVSA in Venezuela under contracts that expire in June 2003.

     The following table summarizes average daily revenue and percentage utilization by type of rig for our international offshore rigs for the last three years.

                                               2002                          2001                          2000
                                    ---------------------------   ---------------------------   ---------------------------
                                    DAILY REVENUE   UTILIZATION   DAILY REVENUE   UTILIZATION   DAILY REVENUE   UTILIZATION
                                    -------------   -----------   -------------   -----------   -------------   -----------
Drillships/Semisubmersible Rigs....   $124,900          84%         $118,500          93%         $123,100          88%
Jackup Rigs........................   $ 48,000          89%         $ 36,600          82%         $ 42,200          59%
Tender and Barge Rigs..............   $ 33,700          94%         $ 31,400          78%         $ 30,800          50%

 International Land

     During 2002, our international land operations were adversely affected by the economic and political instability in Argentina and Venezuela. The Argentine peso declined in value against the U.S. dollar following the Argentine government's decision to abandon the country's fixed dollar-to-peso exchange rate at the end of 2001. The devaluation, coupled with the government's mandated conversion of all dollar-based contracts to pesos, severely pressured our margins. As a result, we recorded a charge in the fourth quarter of 2001 of $6.9 million, net of estimated income taxes, to reduce the carrying value of our net monetary assets in Argentina. During the first quarter of 2002, we engaged in discussions with all of our Argentine customers regarding recovery of losses sustained from the devaluation of accounts receivable and the basis on which new business would be contracted. We restructured most of our contracts on a basis that we believe limits our exposure to further devaluations. Activity levels slowly recovered in Argentina during the second half of 2002 as high oil prices positively impacted our customers' cash flows and have continued to improve subsequent to year end. The average rate of utilization of our drilling and workover rig fleets in Argentina was 68% in 2002, down from 79% in 2001 and 72% in 2000. As of March 14, 2003, 128, or 86%, of our total fleet of 149 drilling and workover rigs in Argentina were under contract.

     In 2002, $121.3 million, or approximately 10%, of our consolidated revenues were derived from land and offshore drilling, workover and E&P services in Venezuela, which has been experiencing political, economic and social instability. A prolonged strike by PDVSA employees has led to the dismissal of more than 12,000 employees by the government. While the recent turmoil in Venezuela is likely to lead to increased demand at some time in the future for integrated project management services as well as workover services to repair wells that have been shut-in, it has led to a reduction in our level of operations in that country during the first quarter of 2003. Since the conclusion of the strike, our rig activity level has returned to approximately the same level as before the strike. Currently 12, or 29%, of our 42 land-based drilling and workover rigs and all five of our offshore rigs in Venezuela are under contract. Venezuela has also recently implemented exchange controls which, together with recent employee dismissals and reorganization within PDVSA, have led to a slower rate of collection of our trade receivables and could limit our ability to convert local currency to U.S. dollars and transfer funds out of the country. Our billed trade receivables in Venezuela have increased from $30.6 million at December 31, 2002 to $36.4 million as of February 28, 2003. Management believes that all such receivables will be recovered and that the recently implemented exchange controls will not have a significant impact on our financial position or results of operations.

     The effect of reduced activity in our land drilling and workover markets in South America was partially offset by increased activity in Africa, where five newly constructed mobile land rigs started work in Chad in December 2001 and early 2002 under contracts with ExxonMobil with initial terms ranging from five to seven years. Additionally, activity increased in Russia, where a 3000 horsepower land rig worked throughout 2002 following its relocation from Argentina to Western Siberia in late 2001. In 2002 we mobilized the first of two large land rigs to Kazakhstan. The rig has been earning a standby rate since being accepted by the customer in November 2002 and will commence drilling on an artificial island in the Caspian Sea after the spring thaw that is expected to occur in April 2003. The second rig is currently being shipped to Kazakhstan and is expected to commence drilling operations early in the third quarter of 2003.

 E&P Services

     Our E&P Services activity is generated predominately in South America and was negatively impacted by the crises in Argentina and Venezuela in 2002. Revenues and gross margins have, however, recovered steadily throughout the year from a low point in the second quarter of 2002 as activity in Argentina has recovered. Revenues from E&P services are expected to improve in 2003 in part due to expansion into new markets.

 Technical Services

     Prior to 2002, our technical services group conducted its activities almost exclusively for Pride's operating groups. Its projects included the design, engineering and construction of new rigs, including the Pride Africa and Pride Angola drillships, and the design and management of major rig upgrades and maintenance projects.

The technical services group is currently providing design, engineering and construction management services to our customers on a remunerated basis. The technical services group has five major projects ongoing to design, engineer, manage construction of and commission deepwater platform drilling rigs, which are being constructed on behalf of two major oil company customers. We will also provide drilling operations management of the rig packages once they have been installed on the deepwater platforms, which include spars, tension-leg platforms and other designs.

     Please read "Business -- Overview" in Item 1 of this annual report and "Liquidity and Capital Resources" in this Item 7.

RESULTS OF OPERATIONS

     The following table presents selected consolidated financial information by operating segment for the periods indicated.

                                                YEAR ENDED DECEMBER 31,
                            ----------------------------------------------------------------
                                   2002                   2001                   2000
                            ------------------   ----------------------   ------------------
                                                 (DOLLARS IN THOUSANDS)
Revenues:
  Gulf of Mexico..........  $  165,419    13.0%   $  418,850      27.7%   $  327,368    27.9%
  International
     offshore.............     642,319    50.6       507,139      33.5       395,336    33.7
  International land......     299,278    23.6       444,405      29.4       364,461    31.1
  E&P services............      73,000     5.7       142,501       9.4        85,873     7.3
  Technical services......      89,758     7.1            --        --            --      --
                            ----------   -----    ----------     -----    ----------   -----
     Total revenues.......  $1,269,774   100.0%   $1,512,895     100.0%   $1,173,038    100.%
                            ==========   =====    ==========     =====    ==========   =====
Operating Costs:
  Gulf of Mexico..........  $  141,766    17.5%   $  212,401      23.5%   $  183,348    25.4%
  International
     offshore.............     322,777    40.0       250,464      27.8       209,349    29.0
  International land......     204,018    25.3       330,492      36.6       268,832    37.2
  E&P services............      52,176     6.5       108,910      12.1        60,774     8.4
  Technical services......      86,708    10.7            --        --            --      --
                            ----------   -----    ----------     -----    ----------   -----
     Total operating
       Costs..............  $  807,445   100.0%   $  902,267     100.0%   $  722,303   100.0%
                            ==========   =====    ==========     =====    ==========   =====
Gross Margin:
  Gulf of Mexico..........  $   23,653     5.1%   $  206,449      33.8%   $  144,020    32.0%
  International
     offshore.............     319,542    69.1       256,675      42.0       185,987    41.2
  International land......      95,260    20.6       113,913      18.7        95,629    21.2
  E&P services............      20,824     4.5        33,591       5.5        25,099     5.6
  Technical services......       3,050     0.7            --        --            --      --
                            ----------   -----    ----------     -----    ----------   -----
     Total gross margin...  $  462,329   100.0%   $  610,628     100.0%   $  450,735   100.0%
                            ==========   =====    ==========     =====    ==========   =====

  2002 COMPARED WITH 2001

     Revenues. Revenues in 2002 decreased $243.1 million, or 16.1%, as compared to 2001, primarily due to reduced activity and day rates for our jackup and platform rigs in the U.S. Gulf of Mexico and a reduction in revenues in Argentina and Venezuela due to reduced activity levels for our land drilling and E&P services operations and the devaluation of their currencies. Additionally, one of our seven high-specification deepwater rigs, the Pride South Pacific, which worked throughout 2001, completed a contract in April 2002 and did not work again until the end of November 2002. These decreases were partially offset by a full year of operations for two of our semisubmersibles, the Pride Carlos Walter and Pride Brazil, which commenced working for Petrobras under five-year contracts in June and July 2001, increased jackup activity in Mexico, the commencement of land drilling operations in Chad and Kazakhstan and the start-up of operations for our technical services division.

     Operating Costs. Operating costs in 2002 decreased $94.8 million, or 10.5%, as compared to 2001 due to decreased costs associated with rigs that were stacked or being upgraded during 2002 that operated during 2001 and a reduction in operating costs in Argentina and Venezuela due to reduced activity levels in those countries and the devaluation of their local currencies. These reductions in costs were partially offset by a full year of operating costs for the Pride Carlos Walter and Pride Brazil placed into service in June and July 2001, costs related to the commencement of operations in Chad and Kazakhstan and to the start-up of operations of our technical services division.

     Depreciation and Amortization. Depreciation and amortization expense increased $27.5 million, or 13.8%, in 2002 as compared with 2001, due to incremental depreciation on newly acquired and constructed rigs and other rig refurbishments and upgrades. This increase was partially offset by the impact of a reassessment of residual values and estimated remaining useful lives of certain rigs during the third quarter of 2001 and the elimination of amortization of goodwill beginning in January 2002.

     Selling, General and Administrative. Selling, general and administrative expenses for 2002 decreased $6.1 million, or 6.0%, as compared with 2001, primarily due to cost savings associated with the closure of duplicate facilities and staffing reductions following our September 2001 acquisition of Marine. Additionally, the devaluation of the currencies in Argentina and Venezuela favorably impacted expenses denominated in their local currencies.

     Pooling and Merger Costs. Costs totaling $35.8 million were incurred in connection with the acquisition of Marine in September 2001. The costs consisted of investment advisory, legal and other professional fees totaling $24.4 million and costs associated with the closure of duplicate office facilities and employee terminations of $11.4 million

     Other Income (Expense). Other expense in 2002 increased $9.3 million, or 7.7%, as compared to 2001. Interest expense increased by $15.8 million, principally due to interest on indebtedness added in the March 2001 acquisition of the remaining 73.6% ownership of the Pride Carlos Walter and Pride Brazil and interest on construction financing for the rigs that had been capitalized during their construction. During 2002, we capitalized $1.9 million of interest expense in connection with construction projects, as compared to $19.0 million of interest capitalized in 2001. Interest income declined $9.1 million due to lower cash balances available for investment and to a reduction in interest rates. Other expense in 2001 included net foreign exchange losses of $13.1 million and a $5.1 million charge in connection with the settlement of a wage-related antitrust lawsuit, partially offset by a gain from the sale of surplus assets. The 2001 foreign exchange losses included a pre-tax charge of $10.7 million (or $6.9 million net of estimated income taxes) to reduce the carrying value of our net monetary assets in Argentina following devaluation of the Argentine currency.

     Income Tax Provision. Our consolidated effective income tax rate for 2002 decreased to 30.0% from 31.8% in 2001. The higher rate in 2001 was principally a result of approximately $19.0 million of the pooling and merger costs being estimated to be non-deductible for U.S. federal income tax purposes.

     Minority Interest. Minority interest in 2002 increased $0.6 million, or 3.8%, as compared to 2001, primarily due to an increase in net income generated by our 51% owned drillships, the Pride Africa and Pride Angola, as a result of decreased downtime and increased performance bonuses received from our customer.

     Extraordinary Item. We recognized an extraordinary loss in 2002 of $0.8 million, net of estimated income taxes, related to the early extinguishment of approximately $244.2 million accreted value, net of offering costs, of our zero coupon convertible senior and subordinated debentures. In 2001, we recognized an extraordinary gain of $1.3 million, net of estimated income taxes, related to the early extinguishment of approximately $58.2 million accreted value, net of offering costs, of our zero coupon convertible subordinated debentures.

  2001 COMPARED WITH 2000

     Revenues. Revenues in 2001 increased $339.9 million, or 29.0%, as compared to 2000, primarily due to increases in average day rates for our Gulf of Mexico jackup and platform rig fleets, full-period operations in 2001 for the drillship Pride Angola, revenues from the Pride Carlos Walter and the Pride Brazil, which entered into service in June and July 2001, respectively, revenues from the Pride Venezuela and the Pride North Sea semisubmersible rigs, which were acquired in February 2001, and increased revenues from our international land operations as a result of increased day rates for our rigs in South America and the addition of 14 drilling rigs during 2001. Additionally, revenues from E&P services increased primarily due to the inclusion of a full year of operations in 2001 as compared with only nine months of activity in 2000, following the acquisition of the division in April of that year.

     Operating Costs. Operating costs in 2001 increased $180.0 million, or 24.9%, as compared to 2000. The increase was principally due to costs related to the newly acquired or constructed semisubmersible rigs, to increased costs of rigs that operated during 2001 that were being upgraded or were stacked in 2000, to costs for a full period in 2001 for the Pride Angola and the E&P services division as compared with partial periods in 2000 and to costs associated with integrated project management services and coiled tubing drilling.

     Depreciation and Amortization. Depreciation and amortization expense increased $24.4 million, or 14.0%, in 2001 as compared with 2000, due to incremental depreciation recorded on newly acquired and constructed rigs and depreciation of the costs associated with significant rig refurbishments and upgrades. This increase was partially offset by the effect of a reassessment during the third quarter of 2001 of residual values and estimated remaining useful lives of certain rigs of $10.3 million.

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

     Other Income (Expense). Other expense in 2001 increased $35.1 million, or 40.9%, as compared to 2000. Interest expense increased by $14.6 million, principally due to interest on indebtedness added in the March 2001 acquisition of the remaining 73.6% ownership of the Pride Carlos Walter and Pride Brazil, interest on construction financing for the rigs that had been capitalized during their construction and amortization of deferred financing costs relating to our zero coupon convertible debentures. The increase in interest expense was partially offset by the impact of a reduction in interest rates on floating rate debt. During 2001, we capitalized $19.0 million of interest expense in connection with construction projects, as compared to $11.2 million of interest capitalized in 2000.

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

     Extraordinary Item. We recognized an extraordinary gain in 2001 of $1.3 million, net of estimated income taxes, related to the early extinguishment of approximately $58.2 million accreted value, net of offering costs, of our zero coupon convertible subordinated debentures due 2018.

LIQUIDITY AND CAPITAL RESOURCES

     We had net working capital of $122.5 million and $92.1 million as of December 31, 2002 and December 31, 2001, respectively. Our current ratio, the ratio of current assets to current liabilities, was 1.2 at both December 31, 2002 and December 31, 2001. The increase in net working capital was attributable primarily to an increase in cash received from our issuance of $300 million principal amount of 2 1/2% convertible senior notes in March 2002 and from borrowings of $225 million under our new senior secured bank term loan, net of amounts used to retire other bank debt and repurchase our zero coupon convertible debentures.

     In June 2002, we entered into senior secured credit facilities with a group of banks providing for aggregate availability of up to $450.0 million, consisting of a five-year $200.0 million term loan and a three-year $250.0 million revolving credit facility. Proceeds from the term loan were used to refinance a portion of the amounts outstanding under other credit facilities. Borrowings under the revolving credit facility are available for general corporate purposes. As of December 31, 2002, $25.0 million of borrowings and an additional $12.4 million of letters of credit were outstanding under the revolving credit facility. The facilities are collateralized by two deepwater semisubmersible rigs, the Pride North America and the Pride South Pacific, and 28 jackup rigs. Borrowings under the facilities currently bear interest at variable rates based on LIBOR plus a spread based on the credit rating of the facility or, if unrated, index debt. As of March 14, 2003, the spread was 3.5% for the term loan and 2.6% for the revolving credit facility. The interest rate on the term loan was 5.3% as of December 31, 2002. The credit facilities contain provisions that limit our ability and the ability of our subsidiaries, with certain exceptions, to pay dividends or make other restricted payments and investments; incur additional debt; create liens; incur dividend or other payment restrictions affecting subsidiaries; consolidate, merge or transfer all or substantially all of our assets; sell assets or subsidiaries; enter into speculative hedging arrangements outside the ordinary course of business; enter into transactions with affiliates; make maintenance capital expenditures and incur long-term operating leases. The credit facilities also require us to comply with specified financial tests, including a ratio of net debt to EBITDA, as defined, an interest coverage ratio, a ratio of net debt to total capitalization and a minimum net worth.

     We also have a senior revolving credit facility with non-U.S. banks that provide aggregate availability of up to $95.0 million. The credit facility terminates in June 2005 and is collateralized by a semisubmersible rig, the Pride South Atlantic, a jackup rig, the Pride Montana, and a tender-assisted rig. Borrowings under the credit facility bear interest at variable rates based on LIBOR plus a spread ranging from 1.00% to 1.55%. As of December 31, 2002, there were borrowings of $85.0 million outstanding under this credit facility.

     During 2002, we purchased on the open market and then extinguished $277.9 million principal amount at maturity of our zero coupon convertible senior debentures due 2021. The aggregate purchase price was $172.8 million, and the accreted value of the debentures, less offering costs, was $171.9 million. In January 2003, we were required by the terms of the debentures to make an offer to purchase them at the accreted value of the debentures on the purchase date. In connection with the offer, we repurchased and then cancelled all remaining outstanding debentures for $98.2 million. Also in 2002, we purchased on the open market and then extinguished a total of $153.3 million principal amount at maturity of our zero coupon convertible subordinated debentures due 2018. The total purchase price was $72.7 million, and the accreted value of the debentures, less offering costs, was $72.3 million. Holders have the right to require us to purchase the remaining outstanding zero coupon convertible subordinated debentures in April 2003 at an accreted price of $113.2 million based on the amount outstanding as of December 31, 2002. The debentures are convertible at any time into shares of our common stock at a conversion rate of
13.794 shares of common stock per $1,000 principal amount at maturity, which represents a conversion price of $28.35 per share. The closing price of our common stock on the New York Stock Exchange on March 14, 2003 was $13.11 per share. Based on current market conditions, we believe that we will likely be required to purchase for cash all the debentures on their initial put date. If we become obligated to repurchase the debentures, we intend to use available cash and credit facilities to make the purchases.

     In March 2002, we issued $300.0 million principal amount of 2 1/2% convertible senior notes due 2007. Net proceeds, after deducting underwriting discounts and offering costs, were $291.5 million. The notes are convertible into approximately 18.2 million shares of our common stock (equal to a conversion rate of 60.5694 shares of common stock per $1,000 principal amount, or $16.51 per share). The net proceeds were used to repay debt, including the repurchase of outstanding zero coupon debentures. In connection with the issuance of the notes, a private equity fund related to First Reserve Corporation purchased 7.9 million shares of our common stock from third parties. First Reserve manages private equity funds that specialize in the energy industry.

     Additions to property and equipment during 2002 totaled $250.8 million, including $10.7 million for the completion of five mobile land rigs which have commenced operations in Chad, $84.3 million for upgrades to nine jackup rigs, one platform rig and one semisubmersible rig for work offshore Mexico and for two additional jackups to work in Nigeria and India, $25.2 million for upgrading and equipping two 3000 horsepower land rigs for work in Kazakhstan, $61.4 million for other rig upgrades, refurbishments and reactivations, and approximately $69.2 million for sustaining capital projects. Approximately $40.0 million of the above expenditures have been reimbursed by our customers.

     We have a 51% ownership interest in and operate the ultra-deepwater drillships Pride Africa and Pride Angola, which are contracted to work for Elf Exploration Angola under contracts expiring in June 2005 and May 2005, respectively, each with two one-year extension options. Financing for approximately $400 million of the drillships' total construction cost of $495 million was provided by a group of banks. The loans are secured by the two drillships and the proceeds from the related drilling contracts and are non-recourse to us and the joint owner. As of December 31, 2002, a total of $232.0 million was outstanding under these loans. As a condition of the drillship loans, we entered into interest rate swap and cap agreements. The agreements effectively fixed the interest rate on the Pride Africa loan at 7.34% through December 2006, effectively fixed the interest rate on the Pride Angola loan at 6.52% through January 2003 and effectively capped the interest rate on the Pride Angola loan at 6.52% from February 2003 to January 2007.

     In February 2001, we purchased a second-generation semisubmersible drilling rig (now the Pride North Sea) and a third-generation semisubmersible drilling rig (now the Pride Venezuela) for $44.7 million in cash and 3.0 million shares of our common stock valued at $78.9 million.

     In March 2001, we increased from 26.4% to 100% our ownership in a joint venture that constructed two dynamically-positioned, deepwater semisubmersible drilling rigs. The Pride Carlos Walter commenced operations in June 2001, and the Pride Brazil commenced operations in July 2001. These rigs are operating for Petrobras under five-year charter and service rendering contracts, each with two one-year extension options. The purchase consideration for the interests we did not previously own consisted of approximately $86 million aggregate principal amount of senior convertible notes, which were issued to the Brazilian participant in the joint venture, and 519,468 shares of our common stock valued at approximately $14.0 million, which were issued to two investment funds managed by First Reserve Corporation pursuant to the funds' original investment in the joint venture. The acquisition added to our consolidated balance sheet approximately $443 million of assets represented by the two rigs, approximately $287 million of indebtedness incurred to finance the construction of the rigs and approximately $86 million of senior convertible notes issued to the Brazilian participant. The notes mature in March 2004, bear interest at 9% per annum and are convertible into approximately 4.0 million shares of our common stock.

     In July 2001, we entered into a credit agreement with a group of foreign banks to provide loans totaling up to $250.0 million to refinance the construction loans for the Pride Carlos Walter and Pride Brazil. Borrowings under the facility bear interest at rates based on LIBOR plus an applicable margin of 1.50% to 1.85%. Principal and interest on the new loans are payable semi-annually from March 2002 through 2008.

Funding under the facility and repayment of the construction loans (which had interest rates of 11% per annum) was completed in November 2001. The loans are collateralized by, among other things, a first priority mortgage on the drilling rigs and assignment of the charters for the rigs. As required by the lenders, we entered into interest rate swap and cap agreements, which capped the interest rate on $50.0 million of the debt at 7% and which fixed the interest rate on the remainder of the debt at 5.58% from March 2002 through September 2006. As of December 31, 2002, there were borrowings of $215.4 million outstanding under this facility.

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

     In addition to the debt obligations described above, we had, as of December 31, 2002, approximately $26.0 million of other debt and capital lease obligations incurred primarily in connection with additions to our offshore rig fleet. These include a balance of $10.3 million principal amount of limited-recourse collateralized term loans made with two Japanese trading companies in 1994 to finance construction of our barge rigs, the Pride I and the Pride II, which term loans are being repaid from charter payments for the rigs in equal monthly installments of principal and interest (at 9.61% per annum) through July 2004.

     As of December 31, 2002, we had approximately $4.3 billion in total assets and $1.9 billion of long-term debt and capital lease obligations. We also had aggregate availability under our senior credit facilities of $222.6 million as of December 31, 2002. Although we do not expect that our level of total indebtedness will have a material adverse impact on our financial position, results of operations or liquidity in future periods, it may limit our flexibility in certain areas. Please read "Risk Factors -- We may be considered highly leveraged. Our significant debt levels and debt agreement restrictions may limit our flexibility in obtaining additional financing and in pursuing other business opportunities" in Item 1 of this annual report.

     The following table summarizes our contractual cash obligations at December 31, 2002.

                                                      PAYMENTS DUE BY PERIOD
                                          -----------------------------------------------
                                          UP TO 1    2-3       4-5      OVER 5
CONTRACTUAL CASH OBLIGATIONS(1)            YEAR     YEARS     YEARS     YEARS     TOTAL
-------------------------------           -------   ------   --------   ------   --------
                                                           (IN MILLIONS)
Principal payments on long-term
  debt(2)...............................  $305.3    $378.4   $  977.5   $226.0   $1,887.2
Interest payments.......................   108.6     178.7      117.6     29.4      434.3
Capital lease obligations...............     4.1      11.7        2.3      0.2       18.3
Operating leases -- rigs(3).............    13.3      24.1       29.8     65.8      133.0
                                          ------    ------   --------   ------   --------
     Total cash obligations.............  $431.3    $592.9   $1,127.2   $321.4   $2,472.8
                                          ======    ======   ========   ======   ========

---------------

(1) Does not include unconditional purchase commitments to third parties for materials, goods and services incurred in the normal course of business.

(2) Assumes that we purchase $382.2 million principal amount at maturity of the outstanding zero coupon convertible debentures for cash on their initial put dates, including $153.6 million principal amount at maturity of our zero coupon convertible senior debentures purchased in January 2003 for $98.2 million, which was funded by borrowings under our existing senior credit facilities. The remaining $228.6 million principal amount at maturity of our zero coupon convertible subordinated debentures may, at the option of holders, be put to us in April 2003 at an accreted price of $113.2 million, which we expect to fund by additional borrowings under our existing senior credit facilities and by available cash.

(3) Primarily related to the Pride South America semisubmersible rig. In addition to rig operating leases, we have operating leases for other equipment, vehicles and various facilities. Rental expense under all operating leases for the years ended December 31, 2002, 2001 and 2000 was $41.1 million, $48.8 million and $39.4 million, respectively.

     We own a 30% equity interest in a joint venture company that is constructing two dynamically positioned deepwater semisubmersible drilling rigs, currently referred to as the Amethyst 4 and Amethyst 5. The rigs are being constructed at a shipyard in Maine, and we anticipate that they will be completed in late 2003. The joint venture company has financed 87.5% of the cost of construction of those rigs through credit facilities, with repayment of the borrowings under those facilities guaranteed by the United States Maritime Administration ("MARAD"). Advances under the credit facilities are being provided without recourse to any of the joint venture owners. The remaining 12.5% of the cost of construction is being provided by the joint venture company from equity contributions that have been made by the joint venture partners. Through December 31, 2002, our equity contributions to the joint venture totaled $29.6 million, including capitalized interest of $6.1 million. Based on the availability of funds under performance and payment bonds issued on behalf of a prior construction contractor and draws remaining under the MARAD-guaranteed credit facilities, we believe the Amethyst 4 and Amethyst 5 will be completed without requiring additional contributions by the joint venture partners.

     In October 2002, the two First Reserve managed funds that collectively held an 11.9% interest in the joint venture transferred their interests to us in exchange for a total of 527,652 share of our common stock. The other joint venture partner exercised its option to acquire up to 70% of the interest we acquired in the First Reserve exchange, which reduced our interest to 30%. The exercise price of that option was 369,356 shares of our common stock. As a result of the exchange and other purchases of our common stock by First Reserve managed funds, First Reserve funds owned as of December 31, 2002 approximately
20.0 million shares of our common stock, or approximately 15% of the total shares outstanding.

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

     We established the Pride International, Inc. Direct Stock Purchase Plan in 2000, which provides a convenient way for investors to purchase shares of our common stock without paying brokerage commissions or service charges. During 2001, we sold approximately 2.6 million shares of common stock under this plan for net proceeds of $62.0 million. No shares were sold under the plan in 2002.

     As of December 31, 2002, $52.7 million of our cash balances, which amount is included in restricted cash, consists of funds held in trust in connection with our drillship and semisubmersible loans and our limited-recourse collateralized term loans and, accordingly, is not currently available for our use.

     We believe that cash and cash equivalents on hand, together with the cash generated from our operations and borrowings under our credit facilities, will be adequate to fund normal ongoing capital expenditures, working capital and debt service requirements for the foreseeable future.

     We expect to continue to redeploy assets to more active regions and to explore opportunities to expand our operations through acquisitions and rig upgrades from time to time. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. From time to time, we have one or more bids outstanding for contracts that could require significant capital expenditures and mobilization costs. We expect to fund acquisitions and project opportunities primarily through a combination of working capital, cash flow from operations and full or limited recourse debt or equity financing.

TAX MATTERS

     We have a U.S. deferred tax asset of $183.3 million relating to U.S. net operating loss ("NOL") carryforwards. Due to the acquisition of Marine, certain NOL carryforwards are subject to limitation under Sections 382 and 383 of the U.S. Internal Revenue Code. We have determined that such limitations should not affect our ability to realize the benefits associated with such NOL carryforwards. The U.S. NOL carryforwards total $523.8 million and expire in 2019 through 2022. We estimate that we will generate sufficient U.S. taxable income of approximately $524 million prior to the expiration dates of these NOL carryforwards to fully utilize them.

     Historically, the difference between financial income (loss) and taxable income (loss) is primarily due to accelerated tax depreciation. Tax depreciation in excess of book depreciation for the years ended December 31, 2002, 2001, 2000 and 1999 was $106.5 million, $78.5 million, $60.5 million and $54.6 million, respectively.

     We also have Argentine deferred tax assets of $6.5 million consisting primarily of NOL carryforwards. We expect to generate sufficient taxable income to fully utilize these NOL carryforwards. If the income from these operations is not sufficient to create sufficient taxable income to utilize NOL carryforwards, tax planning strategies exist that we believe would permit us to utilize these NOL carryforwards. The Argentina NOL carryforwards total $18.5 million and expire in 2004 through 2007.

SIGNIFICANT ACCOUNTING POLICIES

     We consider policies concerning use of estimates, property and equipment, revenue recognition, periodic inspections and surveys and foreign currency translation to have the most significant impact on our consolidated financial statements.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, including realization of customer and insurance receivables and resolutions of tax claims. While we believe that such estimates are reasonable, actual results could differ from those estimates.

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

     Property and equipment held and used by us are reviewed for impairment whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. Indicators of possible impairment include extended periods of idle time and/or an inability to contract specific assets or groups of assets, such as a specific type of drilling rig, or assets in a specific geographical region. However, the drilling, workover and related service industries in which we operate are highly cyclical and it is not unusual to find that assets that were idle, underutilized or contracted at sub-economic rates for significant periods of time resume activity at economic rates when market conditions improve. Additionally, most of our assets are mobile and we may mobilize rigs from one market to another to improve utilization or realize higher day rates. We estimate the future undiscounted cash flows of the affected assets to determine the recoverability of carrying amounts. In general, analyses are based on expected costs, utilization and day rates for the estimated remaining useful lives of the asset or group of assets being assessed.

     Asset impairment evaluations are, by nature, highly subjective. They involve expectations about future cash flows generated by our assets, and reflect management's assumptions and judgements regarding future industry conditions and their effect on future utilization levels, day rates and costs. The use of different estimates and assumptions could result in materially different carrying values of our assets.

     We recognize revenue as services are performed based upon contracted day rates and the number of operating days during the period. Revenue from turnkey contracts is generally recognized upon completion. Anticipated losses on turnkey contracts are recognized in operating results when known. Mobilization fees received and costs incurred to mobilize a rig in connection with a customer contract from one geographic area to another are deferred and recognized over the term of such contract. Construction contract revenues and related costs are recognized using the percentage of completion method. Fees received for capital improvements to rigs or other property and equipment are deferred and recognized over the period of the related drilling contract. The costs of such capital improvements are capitalized and depreciated over the useful lives of the assets.

     We are required to obtain certifications from various regulatory bodies in order to operate our offshore drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs associated with obtaining and maintaining such certifications, including inspections and surveys, drydock costs and remedial structural work to the rigs are deferred and amortized over the corresponding certification periods.

     We account for translation of foreign currency in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." The majority of our revenues and expenditures are denominated in U.S. dollars to limit our exposure to foreign currency fluctuations, resulting in the use of the U.S. dollar as the functional currency. In addition, our operations in certain foreign jurisdictions are in "highly inflationary" economies resulting in the use of the U.S. dollar as the functional currency. As a result, certain assets and liabilities of foreign operations are translated at historical exchange rates, revenues and expenses in these countries are translated at the average rate of exchange for the period, and all translation gains or losses are reflected in the period's results of operations. In those countries where the U.S. dollar is not the functional currency, revenues and expenses are translated at the average rate of exchange for the period, assets and liabilities are translated at end-of-period exchange rates and all translation gains and losses are recorded in accumulated other comprehensive loss within stockholders' equity.

     Effective January 1, 2002, we adopted SFAS No. 142, which eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. We ceased amortizing goodwill on January 1, 2002. We performed an impairment test of goodwill at year end 2002 and determined that the fair value exceeded the recorded cost as of December 31, 2002; accordingly, no impairment was recorded.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as extraordinary items and requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. Upon adoption, previously reported extraordinary items from the extinguishment of debt will be combined with other income (expense) and the related tax provision (benefit) will be reported with the income tax provision.

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

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and requires a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions of FIN No. 45 relating to initial recognition and measurement of guarantor liabilities, are effective for qualifying guarantees entered into or modified after December 31, 2002. The disclosure provisions of FIN No. 45 for certain guarantees are effective immediately.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123." SFAS No. 148 provides two alternative transition methods for the voluntary adoption of SFAS No. 123, "Accounting for Stock-Based Compensation." We have elected to continue to account for stock based compensation in accordance with APB No. 25. The disclosure provisions of SFAS No. 148 are effective immediately and require revised disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method on reported results. We adopted the new disclosure requirements for our fiscal year ended December 31, 2002. See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this annual report.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. FIN No. 46 also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. The disclosure provisions of FIN No. 46 are effective for all financial statements issued after January 31, 2003. The consolidation provisions of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which a company obtains an interest after January 31, 2003. With respect to variable interest entities in which a company holds a variable interest that is acquired before February 1, 2003, the consolidation provisions are required to be applied no later than the company's first fiscal year or interim period beginning after June 15, 2003.

     SFAS Nos. 143, 145, 146 and 148 and FIN Nos. 45 and 46 are not expected to have a material impact on our consolidated financial position, results of operations or cash flows when adopted.

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

     Interest Rate Risk. We are exposed to interest rate risk through our convertible and fixed rate long-term debt. We have entered into agreements as required by the lenders under certain loan and credit agreements that effectively fixed or capped the interest rate on such debt. As of December 31, 2002, we held interest rate swap and cap agreements covering $447.3 million of our long-term debt. The fair market value of fixed rate debt will increase as prevailing interest rates decrease. The fair value of our long-term debt is estimated based on quoted market prices where applicable, or based on the present value of expected cash flows relating to the debt discounted at rates currently available to us for long-term borrowings with similar terms and maturities. The estimated fair value of our long-term debt as of December 31, 2002 and 2001 was approximately $1,962 million and $1,744 million, respectively, which is more than its carrying value as of December 31, 2002 and 2001 of $1,887 million and $1,725 million, respectively. A hypothetical 10% decrease in interest rates relative to market interest rates at December 31, 2002 would increase the fair market value of our long-term debt at December 31, 2002 by approximately $32 million.

     Foreign Currency Exchange Rate Risk. We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which expose us to foreign exchange rate risk. We utilize forward exchange and option contracts, local currency borrowings and the payment structure of customer contracts to selectively reduce our exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currencies. The estimated unrealized loss on our forward exchange and option contracts as of December 31, 2002 and 2001 was approximately $1.0 million and $6.6 million, respectively. A hypothetical 10% increase in the U.S. dollar relative to the Euro as of December 31, 2002 would result in an approximate $1.1 million decrease in the fair value of our forward exchange and option contracts. We do not hold or issue forward exchange contracts, option contracts or other derivative financial instruments for speculative purposes.

                           FORWARD-LOOKING STATEMENTS

     This annual report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included in this annual report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

     - market conditions, expansion and other development trends in the contract drilling industry

     - utilization rates and contract rates for rigs

     - future capital expenditures and investments in the construction, acquisition and refurbishment of rigs (including the amount and nature thereof and the timing of completion thereof)

     - completion and employment of rigs under construction

     - repayment of debt

     - utilization of net operating loss carryforwards

     - business strategies

     - expansion and growth of operations

     - future exposure to currency devaluations

     - future operating results and financial condition and

     - the effectiveness of our disclosure controls and procedures

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

     - general economic business conditions

     - prices of oil and gas and industry expectations about future prices

     - foreign exchange controls and currency fluctuations

     - political stability in the countries in which we operate

     - the business opportunities (or lack thereof) that may be presented to and pursued by us

     - changes in laws or regulations and

     - the validity of the assumptions used in the design of our disclosure controls and procedures

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Pride International, Inc.:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of Pride International, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the acquisition of Marine Drilling Companies, Inc. on September 13, 2001 in a transaction accounted for as a pooling of interests, as described in Note 1 to the consolidated financial statements. We did not audit the financial statements of Marine Drilling Companies, Inc., which reflect total revenue of $264 million for the year ended December 31, 2000. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Marine Drilling Companies, Inc., is based solely on the report of other auditors. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets".

                                          PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 25, 2003

                           PRIDE INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                               (IN THOUSANDS, EXCEPT
                                                                    PAR VALUES)
                                       ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $  133,986   $   58,988
  Restricted cash...........................................      52,700       55,400
  Trade receivables, net....................................     265,885      333,433
  Parts and supplies, net...................................      64,920       59,720
  Deferred income taxes.....................................       3,332        2,096
  Other current assets......................................     148,561      122,503
                                                              ----------   ----------
       Total current assets.................................     669,384      632,140
                                                              ----------   ----------
PROPERTY AND EQUIPMENT, net.................................   3,395,774    3,371,159
                                                              ----------   ----------
OTHER ASSETS
  Investments in and advances to affiliates.................      29,620       26,524
  Goodwill, net.............................................      72,014       64,656
  Other assets..............................................     158,203      111,211
                                                              ----------   ----------
       Total other assets...................................     259,837      202,391
                                                              ----------   ----------
                                                              $4,324,995   $4,205,690
                                                              ==========   ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $  186,657   $  188,686
  Accrued expenses..........................................     243,190      206,488
  Deferred income taxes.....................................         985           --
  Short-term borrowings.....................................      17,724       42,379
  Current portion of long-term debt.........................      95,610       99,850
  Current portion of long-term lease obligations............       2,679        2,643
                                                              ----------   ----------
       Total current liabilities............................     546,845      540,046
                                                              ----------   ----------
OTHER LONG-TERM LIABILITIES.................................      91,145      128,293
LONG-TERM DEBT, net of current portion......................   1,791,619    1,624,888
LONG-TERM LEASE OBLIGATIONS, net of current portion.........      12,511       14,997
DEFERRED INCOME TAXES.......................................     100,966      134,253
MINORITY INTEREST...........................................      82,204       66,107
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 50,000 shares authorized;
     none issued............................................          --           --
  Common stock, $.01 par value; 400,000 shares authorized;
     134,453 and 132,793 shares issued; 134,084 and 132,793
     shares outstanding.....................................       1,344        1,328
  Paid-in capital...........................................   1,237,146    1,218,624
  Treasury stock, at cost...................................      (4,409)          --
  Accumulated other comprehensive loss......................      (3,598)      (1,015)
  Retained earnings.........................................     469,222      478,169
                                                              ----------   ----------
       Total stockholders' equity...........................   1,699,705    1,697,106
                                                              ----------   ----------
                                                              $4,324,995   $4,205,690
                                                              ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------
                                                               2002           2001           2000
                                                           ------------   ------------   ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES.................................................   $1,269,774     $1,512,895     $1,173,038
OPERATING COSTS..........................................      807,445        902,267        722,303
                                                            ----------     ----------     ----------
  Gross Margin...........................................      462,329        610,628        450,735
DEPRECIATION AND AMORTIZATION............................      226,422        198,928        174,570
SELLING, GENERAL AND ADMINISTRATIVE......................       94,241        100,309         95,528
POOLING AND MERGER COSTS.................................           --         35,766             --
                                                            ----------     ----------     ----------
EARNINGS FROM OPERATIONS.................................      141,666        275,625        180,637
                                                            ----------     ----------     ----------
OTHER INCOME (EXPENSE)
  Interest expense.......................................     (132,551)      (116,785)      (102,233)
  Interest income........................................        2,084         11,148         12,682
  Other income (expense), net............................          156        (15,375)         3,655
                                                            ----------     ----------     ----------
          Total other expense, net.......................     (130,311)      (121,012)       (85,896)
                                                            ----------     ----------     ----------
EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST.......       11,355        154,613         94,741
INCOME TAX PROVISION.....................................        3,407         49,231         34,928
MINORITY INTEREST........................................       16,097         15,508         10,812
                                                            ----------     ----------     ----------
EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM................       (8,149)        89,874         49,001
EXTRAORDINARY ITEM, NET..................................         (798)         1,332             --
                                                            ----------     ----------     ----------
NET EARNINGS (LOSS)......................................   $   (8,947)    $   91,206     $   49,001
                                                            ==========     ==========     ==========
NET EARNINGS (LOSS) PER SHARE BEFORE EXTRAORDINARY ITEM
  Basic..................................................   $    (0.06)    $     0.68     $     0.40
  Diluted................................................   $    (0.06)    $     0.67     $     0.39
NET EARNINGS (LOSS) PER SHARE AFTER EXTRAORDINARY ITEM
  Basic..................................................   $    (0.07)    $     0.69     $     0.40
  Diluted................................................   $    (0.07)    $     0.68     $     0.39
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic..................................................      133,305        131,630        123,038
  Diluted................................................      133,305        142,778        126,664

   The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                          ACCUMULATED
                                        COMMON STOCK                   TREASURY STOCK        OTHER                      TOTAL
                                      ----------------    PAID-IN     ----------------   COMPREHENSIVE   RETAINED   STOCKHOLDERS'
                                      SHARES    AMOUNT    CAPITAL     SHARES   AMOUNT     GAIN (LOSS)    EARNINGS      EQUITY
                                      -------   ------   ----------   ------   -------   -------------   --------   -------------
                                                                            (IN THOUSANDS)
BALANCE -- DECEMBER 31, 1999........  117,601   $1,176   $  898,876     --     $    --      $(1,546)     $337,962    $1,236,468
  Net earnings......................       --      --            --     --          --           --        49,001        49,001
  Foreign currency translation......       --      --            --     --          --          444            --           444
                                                                                                                     ----------
    Total comprehensive income......                                    --          --                                   49,445
  Issuance of common stock in
    connection with Direct Stock
    Purchase Plan...................    2,282      23        54,377     --          --           --            --        54,400
  Issuance of common stock in
    connection with private
    investment......................    4,500      45        71,955     --          --           --            --        72,000
  Issuance of stock for stock
    offering........................    1,000      10        18,451     --          --           --            --        18,461
  Other issuance of common stock....      101       1         2,081     --          --           --            --         2,082
  Exercise of stock options.........      766       8         7,397     --          --           --            --         7,405
  Tax benefit of non-qualified stock
    options.........................       --      --         3,069     --          --           --            --         3,069
                                      -------   ------   ----------    ---     -------      -------      --------    ----------
BALANCE -- DECEMBER 31, 2000........  126,250   1,263     1,056,206     --          --       (1,102)      386,963     1,443,330
  Net earnings......................       --      --            --     --          --           --        91,206        91,206
  Foreign currency translation......       --      --            --     --          --           87            --            87
                                                                                                                     ----------
    Total comprehensive income......                                                                                     91,293
  Issuance of common stock in
    connection with Direct Stock
    Purchase Plan...................    2,596      26        62,000     --          --           --            --        62,026
  Issuance of common stock in
    connection with private
    investments.....................    3,555      35        92,971     --          --           --            --        93,006
  Other issuance of common stock....       43       1           996     --          --           --            --           997
  Exercise of stock options.........      349       3         6,364     --          --           --            --         6,367
  Tax benefit on non-qualified stock
    options.........................       --      --            87     --          --           --            --            87
                                      -------   ------   ----------    ---     -------      -------      --------    ----------
BALANCE -- DECEMBER 31, 2001........  132,793   1,328     1,218,624     --          --       (1,015)      478,169     1,697,106
  Net loss..........................       --      --            --     --          --           --        (8,947)       (8,947)
  Foreign currency translation......       --      --            --     --          --       (2,583)           --        (2,583)
                                                                                                                     ----------
    Total comprehensive loss........                                                                                    (11,530)
  Issuance of common stock in
    connection with private
    investments.....................      528       5         6,295    369      (4,409)          --            --         1,891
  Other issuance of common stock....       37      --           476     --          --           --            --           476
  Exercise of stock options.........    1,095      11         9,069     --          --           --            --         9,080
  Tax benefit on non-qualified stock
    options.........................       --      --         2,682     --          --           --            --         2,682
                                      -------   ------   ----------    ---     -------      -------      --------    ----------
BALANCE -- DECEMBER 31, 2002........  134,453   $1,344   $1,237,146    369     $(4,409)     $(3,598)     $469,222    $1,699,705
                                      =======   ======   ==========    ===     =======      =======      ========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2002        2001        2000
                                                            ---------   ---------   ---------
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES
  Net earnings (loss).....................................  $  (8,947)  $  91,206   $  49,001
  Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities --
     Depreciation and amortization........................    226,422     198,928     174,570
     Discount amortization on zero coupon convertible
       debentures.........................................     11,062      16,204      10,388
     Amortization of deferred loan costs..................      7,836       6,604         344
     Gain on sale of assets...............................       (438)     (1,393)     (3,718)
     Deferred income taxes................................    (30,426)      6,535      14,518
     Minority interest....................................     16,097      15,508      10,812
     Extraordinary item...................................        798      (1,332)         --
     Changes in assets and liabilities, net of effects of
       acquisitions --
          Trade receivables...............................     53,436     (43,370)   (104,736)
          Parts and supplies..............................     (5,108)     (4,152)    (10,758)
          Other current assets............................    (23,714)    (54,037)     32,280
          Other assets....................................    (47,146)    (28,230)    (23,099)
          Accounts payable................................    (43,271)    (18,061)      6,332
          Accrued expenses................................     29,903      29,709      26,923
          Other liabilities...............................    (34,536)     39,406      21,961
                                                            ---------   ---------   ---------
          Net cash provided by operating activities.......    151,968     253,525     204,818
                                                            ---------   ---------   ---------
INVESTING ACTIVITIES
  Purchase of net assets of acquired entities, including
     acquisition costs, less cash acquired................     (2,414)     (8,934)    (45,755)
  Purchases of property and equipment.....................   (215,490)   (307,714)   (215,372)
  Proceeds from dispositions of property and equipment....      1,256       2,737       5,115
  Investments in and advances to affiliates...............     (1,205)    (17,788)     (8,408)
  Proceeds from sales of short-term investments...........         --          --      72,931
  Purchases of short-term investments.....................         --          --     (30,054)
                                                            ---------   ---------   ---------
          Net cash used in investing activities...........   (217,853)   (331,699)   (221,543)
                                                            ---------   ---------   ---------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock..................        476      63,023     146,943
  Proceeds from exercise of stock options.................      9,080       6,367       7,406
  Proceeds from issuance of convertible senior debentures,
     net of issue costs...................................    291,515     254,500          --
  Proceeds from debt borrowings...........................    385,000     194,039     129,222
  Reduction of debt.......................................   (547,888)   (453,045)   (255,459)
  Decrease (increase) in restricted cash..................      2,700      (4,900)    (33,800)
                                                            ---------   ---------   ---------
          Net cash provided by financing activities.......    140,883      59,984      (5,688)
                                                            ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......     74,998     (18,190)    (22,413)
CASH AND CASH EQUIVALENTS, beginning of year..............     58,988      77,178      99,591
                                                            ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, end of year....................  $ 133,986   $  58,988   $  77,178
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

                           PRIDE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation and Reporting

     The consolidated financial statements include the accounts of Pride International, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company" or "Pride"). All significant intercompany transactions and balances have been eliminated in consolidation. Investments in which the Company owns less than 50% and exercises significant influence are accounted for using the equity method of accounting, and investments in which the Company does not exercise significant influence are accounted for using the cost method of accounting. Certain reclassifications have been made to prior years' amounts to conform with the current year presentation.

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

                           PRIDE INTERNATIONAL, INC.

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

 Goodwill

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, which eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. The Company ceased amortizing goodwill on January 1, 2002, which was previously amortized using the straight-line method over ten to fifteen years. The Company performed an impairment test of goodwill in the fourth quarter of 2002 and determined that the fair value exceeded the recorded cost as of December 31, 2002; accordingly, no impairment was recorded.

     The Company's net earnings and net earnings per share, adjusted to exclude goodwill amortization expense, for the years ended 2001 and 2000, are as follows:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               PER SHARE AMOUNTS)
Net earnings as reported....................................   $91,206     $49,001
Goodwill amortization, net of tax...........................     2,737       1,875
                                                               -------     -------
Adjusted net earnings.......................................   $93,943     $50,876
                                                               =======     =======
BASIC EARNINGS PER SHARE
Net basic earnings per share as reported....................   $  0.69     $  0.40
Goodwill amortization, net of tax...........................      0.02        0.01
                                                               -------     -------
Adjusted basic earnings per share...........................   $  0.71     $  0.41
                                                               =======     =======
DILUTED EARNINGS PER SHARE
Net diluted earnings per share as reported..................   $  0.68     $  0.39
Goodwill amortization, net of tax...........................      0.02        0.01
                                                               -------     -------
Adjusted diluted earnings per share.........................   $  0.70     $  0.40
                                                               =======     =======

 Long Lived Asset Impairment

     Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting

                           PRIDE INTERNATIONAL, INC.

provisions of Accounting Principles Board ("APB") Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and the basic requirements of APB No. 30; however, it establishes a single accounting model to be used for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions.

     The Company performed an impairment test on certain specific rigs and groups of rigs in the fourth quarter of 2002 and determined that the undiscounted future cash flows based on expected day rates and utilization rates exceeded the recorded cost as of December 31, 2002; accordingly, no impairment was recorded.

 Revenue Recognition

     The Company recognizes revenue as services are performed based upon contracted day rates and the number of operating days during the period. Revenue from turnkey contracts is generally recognized upon completion. Anticipated losses on turnkey contracts are recognized in operating results when known. Mobilization fees received and costs incurred to mobilize a rig in connection with a customer contract from one geographic area to another are deferred and recognized over the term of such contract. Costs incurred to mobilize a rig without a contract are expensed as incurred. Fees received for capital improvements to rigs or other property and equipment are deferred and recognized over the period of the related drilling contract. The costs of such capital improvements are capitalized and depreciated over the useful lives of the assets.

 Rig Construction Contracts

     The Company has historically only constructed drilling rigs for its own use. At the request of some of its significant customers, the Company entered into contracts to design, construct and mobilize specialized drilling rigs. The Company also entered into contracts to operate the rigs on behalf of the customers. Construction contract revenues and related costs are recognized using the percentage of completion method. Revenues recognized in excess of (less than) billings to the customer are accumulated and reported as part of other assets (other long-term liabilities), which as of December 31, 2002 and 2001 were $28.4 million and $(23.0 million), respectively.

     Beginning October 1, 2002, the Company's technical services group is reported as a separate business segment, with the first three quarters of 2002 adjusted to reflect the change in presentation, which had no effect on consolidated gross margin, earnings from operations or net earnings (loss). Amounts related to prior periods were not significant.

 Rig Certifications

     The Company is required to obtain certifications from various regulatory bodies in order to operate its offshore drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs associated with obtaining and maintaining such certifications, including inspections and surveys, drydock costs and remedial structural work to the rigs are deferred and amortized over the corresponding certification periods.

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

                           PRIDE INTERNATIONAL, INC.

 Foreign Currency Translation

     The Company accounts for translation of foreign currency in accordance with SFAS No. 52, "Foreign Currency Translation." The majority of the Company's revenues and expenditures are denominated in U.S. dollars to limit the Company's exposure to foreign currency fluctuations, resulting in the use of the U.S. dollar as the functional currency. In addition, the Company's operations in certain foreign jurisdictions are in "highly inflationary" economies resulting in the use of the U.S. dollar as the functional currency. As a result, certain assets and liabilities of foreign operations are translated at historical exchange rates, revenues and expenses in these countries are translated at the average rate of exchange for the period, and all translation gains or losses are reflected in the period's results of operations. In those countries where the U.S. dollar is not the functional currency, revenues and expenses are translated at the average rate of exchange for the period, assets and liabilities are translated at end-of-period exchange rates and all translation gains and losses are included in accumulated other comprehensive loss within stockholders' equity.

 Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company places its cash and cash equivalents in U.S. Government securities and other high quality financial instruments. The Company limits the amount of credit exposure to any one financial institution or issuer. The Company's customer base consists primarily of major integrated and government-owned international oil companies, as well as smaller independent oil and gas producers. Management believes the credit quality of its customers is generally high. The Company has in place insurance to cover certain exposure in its foreign operations and provides allowances for potential credit losses when necessary.

     Venezuela has recently implemented exchange controls which, together with recent employee dismissals and reorganization within Petroleos de Venezuela, S.A. ("PDVSA"), have led to a slower rate of collection of trade receivables, and which may limit the Company's ability to convert local currency to U.S. dollars and transfer funds out of the country. Management believes that all such receivables will ultimately be recovered.

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

 Stock-Based Compensation

     The Company uses the intrinsic value based method of accounting for stock-based compensation prescribed by APB No. 25 "Accounting for Stock Issued to Employees" and related interpretations. Under this method, the Company records no compensation expense for stock options granted when the exercise price for options granted is equal to the fair market value of the Company's stock on the date of the grant.

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. The disclosure provisions of SFAS No. 148 are effective immediately and require revised disclosures in both annual and interim financial statements about the

                           PRIDE INTERNATIONAL, INC.

method of accounting for stock-based compensation and the effect of the method used on reported results. The Company has adopted the new disclosure requirements for its fiscal year ended December 31, 2002, as reflected below.

     Under SFAS No. 123, the fair value of stock-based awards is calculated using option pricing models. The Company's calculations were made using the Black-Sholes option pricing model with the following significant assumptions:

                                                             2002      2001      2000
                                                            -------   -------   -------
Dividend yield............................................     0.00%     0.00%     0.00%
Volatility................................................    59.45%    56.05%    54.64%
Risk free interest rate...................................     4.73%     4.87%     6.26%
Expected term.............................................  5 years   5 years   5 years

     The weighted average fair values per share of options granted during the years ended December 31, 2002, 2001 and 2000 were $7.94, $9.31 and $10.55, respectively.

     If the fair value based method of accounting prescribed by SFAS No. 123 had been applied, the Company's pro forma net earnings (loss), net earnings (loss) per share and stock-based compensation cost would approximate the amounts indicated below. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2002       2001      2000
                                                        --------   --------   -------
                                                            (IN THOUSANDS, EXCEPT
                                                             PER SHARE AMOUNTS)
Net earnings (loss), as reported......................  $ (8,947)  $ 91,206   $49,001
Add: Stock-based compensation included in reported net
  earnings (loss), net of tax.........................        --         --        --
Deduct: Total stock-based employee compensation
  expense determined under the fair value method, net
  of tax..............................................    (8,538)   (18,197)   (9,896)
                                                        --------   --------   -------
Pro forma net earnings (loss).........................  $(17,485)  $ 73,009   $39,105
                                                        ========   ========   =======
Net earnings (loss) per share:
  Basic -- as reported................................  $  (0.07)  $   0.69   $  0.40
  Basic -- pro forma..................................  $  (0.13)  $   0.55   $  0.32
  Diluted -- as reported..............................  $  (0.07)  $   0.68   $  0.39
  Diluted -- pro forma................................  $  (0.13)  $   0.55   $  0.31

 Derivative Instruments and Hedging

     The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" as amended by SFAS No. 138 (collectively "SFAS No. 133"). SFAS No. 133 requires that all derivative financial instruments, including certain derivative instruments imbedded in other contracts, be recognized in the balance sheet at fair value, and that changes in such fair value be recognized in earnings unless specific hedging criteria are met. The Company adopted SFAS No. 133, on January 1, 2001. Adoption of SFAS No. 133, has not had nor is it expected to have a material impact on the Company's consolidated results of operations or financial position.

                           PRIDE INTERNATIONAL, INC.

 Management Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, including realization of customer and insurance receivables and resolutions of tax claims. While it is believed that such estimates are reasonable, actual results could differ from those estimates.

 New Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as extraordinary items and requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Upon adoption, previously reported extraordinary items from the extinguishment of debt will be combined with other income (expense) and the related tax provision (benefit) will be reported with the income tax provision.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and requires a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions of FIN No. 45 relating to initial recognition and measurement of guarantor liabilities are effective for qualifying guarantees entered into or modified after December 31, 2002. The disclosure provisions of FIN No. 45 for certain guarantees are effective immediately.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. FIN No. 46 also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. The disclosure provisions of FIN No. 46 are effective for all financial statements issued after January 31, 2003. The consolidation provisions of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which a company obtains an interest after January 31, 2003. With respect to variable interest entities in which a company holds a variable interest that is acquired before February 1, 2003, the consolidation provisions are required to be applied no later than the company's first fiscal year or interim period beginning after June 15, 2003.

     SFAS Nos. 143, 145, 146 and FIN Nos. 45 and 46 are not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows when adopted.

                           PRIDE INTERNATIONAL, INC.

2.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Rigs and rig equipment......................................  $4,131,992   $3,814,593
Transportation equipment....................................      28,125       25,501
Buildings...................................................      35,866       33,644
Other.......................................................      44,102       38,675
Construction-in-progress....................................      63,065      145,117
Land........................................................       8,752        8,752
                                                              ----------   ----------
                                                               4,311,902    4,066,282
Accumulated depreciation and amortization...................    (916,128)    (695,123)
                                                              ----------   ----------
Net property and equipment..................................  $3,395,774   $3,371,159
                                                              ==========   ==========

     The Company capitalizes interest applicable to the construction of significant additions to property and equipment. For the years ended December 31, 2002, 2001 and 2000, total interest incurred was $134.5 million, $135.8 million and $113.4 million, respectively, of which $1.9 million, $19.0 million and $11.2 million, respectively, was capitalized.

     During the years ended December 31, 2002, 2001 and 2000, maintenance and repair costs included in operating costs on the accompanying consolidated statement of operations were $81.6 million, $85.2 million and $116.5 million, respectively.

3.  ACQUISITIONS

     In February 2001, the Company acquired a second-generation semisubmersible drilling rig (now the Pride North Sea) and a third-generation semisubmersible drilling rig (now the Pride Venezuela) for $44.7 million in cash and 3.0 million shares of the Company's common stock valued at $78.9 million.

     In March 2001, the Company increased from 26.4% to 100% its ownership in a joint venture that constructed two dynamically-positioned, deepwater semisubmersible drilling rigs, the Pride Carlos Walter and the Pride Brazil. The purchase consideration for the interests the Company did not previously own consisted of approximately $86 million aggregate principal amount of senior convertible notes, convertible into approximately 4.0 million shares of the Company's common stock, which were issued to the Brazilian participant in the joint venture, and 519,468 shares of the Company's common stock valued at approximately $14 million, which were issued to two investment funds managed by First Reserve Corporation pursuant to the funds' original investment in the joint venture. The acquisition added to the Company's consolidated balance sheet approximately $443 million of assets represented by the two rigs, approximately $287 million of indebtedness incurred to finance the construction of the rigs ($215 million of which was outstanding as of December 31, 2002) and approximately $86 million of convertible senior notes issued to the Brazilian participant. See Note 4.

     In July 2001, the Company acquired all the outstanding capital stock of Almeria Austral S.A. and an affiliate ("Almeria") for aggregate consideration of $48 million. Almeria operated 12 land drilling rigs in Argentina and two land drilling rigs in Venezuela.

                           PRIDE INTERNATIONAL, INC.

     In October 2002, the Company acquired Uniao Nacional De Perfuracao Limitada ("Unap") for aggregate consideration of $5.5 million. Unap manages one land-based drilling rig and seven land-based workover rigs and provides directional drilling and other related services onshore Brazil.

     Each of the acquisitions discussed above was recorded using the purchase method of accounting. The operating results of each acquisition have been included in the Company's consolidated results of operations from the date of the acquisition.

     In September 2001, the Company acquired Marine in a stock-for-stock transaction. Marine owned and operated a fleet of 17 offshore drilling rigs consisting of two semisubmersible units and 15 jackup units. Additionally, Marine owned one jackup rig configured as an accommodation unit. The acquisition of Marine was accounted for as a pooling-of-interests for accounting and financial reporting purposes. In connection with the acquisition, the estimated remaining useful lives and residual values of certain rigs were reassessed and, as a result, net income for 2001 increased $6.7 million (or $.05 per share on a basic and diluted basis). The Company incurred pooling and merger costs totaling $35.8 million associated with this acquisition which consisted of investment advisory, legal and other professional fees of $24.4 million and costs associated with the closure of duplicate office facilities and employee terminations of $11.4 million. During 2002 and 2001, the Company paid $12.0 million and $22.9 million, respectively, of such fees and acquisition costs.

4.  DEBT

 Short-Term Borrowings

     The Company has agreements with several banks for short-term lines of credit primarily denominated in U.S. dollars. The facilities are renewable annually and bear interest at variable rates based on LIBOR. The weighted average interest rates on such borrowings at December 31, 2002 was 3.1%. As of December 31, 2002, $17.7 million was outstanding under these facilities and $34.1 million was available.

                           PRIDE INTERNATIONAL, INC.

 Long-Term Debt

     Long-term debt consists of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Senior secured term loan....................................  $  198,500   $       --
Senior secured revolving credit facilities..................     110,000      100,000
9 3/8% Senior Notes due 2007................................     325,000      325,000
10% Senior Notes due 2009...................................     200,000      200,000
Drillship loans.............................................     231,966      288,687
Semisubmersible loans.......................................     215,371      250,000
2 1/2% Convertible Senior Notes due 2007....................     300,000           --
Zero Coupon Convertible Senior Debentures Due 2021..........      98,220      268,545
Zero Coupon Convertible Subordinated Debentures Due 2018....     111,481      177,575
Senior convertible notes payable............................      85,853       85,853
Limited-recourse collateralized term loans..................      10,263       16,274
Note payable to seller......................................          --       11,556
Other notes payable.........................................         575        1,248
                                                              ----------   ----------
                                                               1,887,229    1,724,738
Current portion of long-term debt...........................      95,610       99,850
                                                              ----------   ----------
Long-term debt, net of current portion......................  $1,791,619   $1,624,888
                                                              ==========   ==========

 Senior Secured Term Loan and Senior Secured Revolving Credit Facilities

     In June 2002, the Company entered into senior secured credit facilities with a group of banks providing for aggregate availability of up to $450.0 million, consisting of a five-year $200.0 million term loan and a three-year $250.0 million revolving credit facility. Proceeds from the term loan were used to refinance a portion of the amounts outstanding under other credit facilities. Borrowings under the revolving credit facility are available for general corporate purposes. The Company may issue up to $50.0 million of letters of credit under the facility. As of December 31, 2002, $25.0 million of borrowings and an additional $12.4 million of letters of credit were outstanding under the facility. The facilities are collateralized by two deepwater semisubmersible rigs, the Pride North America and the Pride South Pacific, and 28 jackup rigs. Borrowings under the facilities currently bear interest at variable rates based on LIBOR plus a spread based on the credit rating of the facility or, if unrated, index debt. As of March 14, 2003, the spread was 3.5% for the term loan and 2.6% for the revolving credit facility. The interest rate on the term loan was 5.3% at December 31, 2002. The credit facilities contain provisions that limit the ability of the Company and its subsidiaries, with certain exceptions, to pay dividends or make other restricted payments and investments; incur additional debt; create liens; incur dividend or other payment restrictions affecting subsidiaries; consolidate, merge or transfer all or substantially all of its assets; sell assets or subsidiaries; enter into speculative hedging arrangements outside the ordinary course of business; enter into transactions with affiliates; make maintenance capital expenditures and incur long-term operating leases. The credit facilities also require the Company to comply with specified financial tests, including a ratio of net debt to EBITDA, as defined, an interest coverage ratio, a ratio of net debt to total capitalization and a minimum net worth.

     The Company also has a senior revolving credit facility with non-U.S. banks that provides aggregate availability of up to $95.0 million. The credit facility terminates in June 2005 and is collateralized by a

                           PRIDE INTERNATIONAL, INC.

semisubmersible rig, the Pride South Atlantic, a jackup rig, the Pride Montana, and a tender-assisted rig. Borrowings under the credit facility bear interest at variable rates based on LIBOR plus a spread ranging from 1.00% to 1.55%. As of December 31, 2002, there was $85.0 million outstanding under this credit facility. Together with the revolving credit facility discussed above, the Company had $222.6 million in aggregate availability under its senior revolving credit facilities as of December 31, 2002.

 9 3/8% Senior Notes due 2007

     In May 1997, the Company issued $325.0 million principal amount of 9 3/8% Senior Notes due May 1, 2007 (the "9 3/8% Senior Notes"). Interest on the 9 3/8% Senior Notes is payable semi-annually on May 1 and November 1 of each year. The 9 3/8% Senior Notes are redeemable, in whole or in part, at the option of the Company at redemption prices starting at 104.688% and declining to 100% by May 1, 2005. The indenture governing the 9 3/8% Senior Notes contains provisions that limit the ability of the Company and its subsidiaries, with certain exemptions, to pay dividends or make other restricted payments; incur additional debt or issue preferred stock; create or permit to exist liens; incur dividend or other payment restrictions affecting subsidiaries; consolidate, merge or transfer all or substantially all of its assets; sell assets; enter into transactions with affiliates and engage in sale and leaseback transactions.

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

 Drillship Loans

     In connection with the construction of two ultra-deepwater drillships, the Pride Africa and the Pride Angola, the Company and the two joint venture companies in which the Company has a 51% interest entered into financing arrangements with a group of banks that provided $400 million of the drillships' total cost of $495 million. The loans with respect to the Pride Africa and the Pride Angola are non-recourse to the Company and the joint owner. As of December 31, 2002, $97.8 million was outstanding under the loans for the Pride Africa and $134.2 million was outstanding under the loans for the Pride Angola. The loans are being repaid from the proceeds of the related charter contracts in semi-annual installments of principal and interest through December 2006 and July 2007 for the Pride Africa and Pride Angola, respectively. The payment terms of the Pride Angola loan were extended from July 2005 to July 2007 when the customer extended the drilling contract to five years in February 2002. The drillship loans bear interest at LIBOR plus 1.10% to 1.25%. As a condition of the drillship loans, the Company entered into interest rate swap and cap agreements with the lenders that fixed the interest rate on the Pride Africa loan at 7.34% through December 2006, fixed the interest rate on the Pride Angola loan at 6.52% through January 2003 and capped the interest rate on the Pride Angola loan at 6.52% from February 2003 to January 2007. As a result, the drillship loans had a weighted average interest rate of 6.9% at December 31, 2002. Such swap and cap agreements are not considered derivatives because (1) the swap and cap agreements were required by the lenders under the drillship loans; (2) the Company believes that such loans would not have been available to the Company without the related swap and cap agreements; and (3) the drillship loans prohibit the Company from selling or

                           PRIDE INTERNATIONAL, INC.

transferring the swap and cap agreements without the consent of the lenders, and the Company does not believe that the lenders would grant such consent as long as any principal amounts are outstanding. In accordance with the debt agreements, certain cash balances are held in trust to assure that timely interest and principal payments are made. At December 31, 2002 and 2001, $34.3 million and $48.4 million, respectively, of such cash balances, which amount is included in restricted cash, was held in trust and is not available for use by the Company.

 Semisubmersible Loans

     In July 2001, the Company entered into a credit agreement with a group of foreign banks to provide loans totaling up to $250 million to refinance the construction loans for the Pride Carlos Walter and Pride Brazil. Borrowings under the facility bear interest at rates based on LIBOR plus an applicable margin of 1.50% to 1.85%. Principal and interest are payable semi-annually from March 2002 through 2008. Funding under the facility and repayment of the construction loans (which had interest rates of 11% per annum) was completed in November 2001. As required by the lenders under the facility, the Company entered into interest rate swap and cap agreements with the lenders that capped the interest rate on $50.0 million of the debt at 7% and which fixed the interest rate on the remainder of the debt at 5.58% through September 2006. Such swap and cap agreements are not considered derivatives because (1) the swap and cap agreements were required by the lenders under the facility agreement; (2) the Company believes that such credit facility would not have been available to the Company without the related swap and cap agreements; and (3) the credit facility prohibits the Company from selling or transferring the swap and cap agreements without the consent of the lenders, and the Company does not believe that the lenders would grant such consent as long as any principal amounts are outstanding. The new loans are collateralized by, among other things, a first priority mortgage on the drilling rigs and assignment of the charters for the rigs. The debt agreement requires certain cash balance to be held in trust to assure that timely interest and principal payments are made. At December 31, 2002 and 2001, $16.0 million and $4.6 million, respectively, of such cash balances, which amount is included in restricted cash, was held in trust and is not available for use by the Company.

 2 1/2% Convertible Senior Notes Due 2007

     In March 2002, the Company issued $300.0 million principal amount of 2 1/2% convertible senior notes due March 1, 2007. The net proceeds to the Company, after deducting underwriting discounts and offering costs, were $291.5 million. The notes are convertible into approximately 18.2 million shares of common stock of the Company (equal to a conversion rate of 60.5694 shares of common stock per $1,000 principal amount, or $16.51 per share). Interest on the notes is payable semiannually on March 1 and September 1 of each year. On or after March 4, 2005, the notes are redeemable at the Company's option, in whole or in part, for cash at redemption prices starting at 101% and declining to 100% by March 1, 2007, in each case plus accrued and unpaid interest. The Company may redeem some or all of the notes at any time prior to March 4, 2005 at 100% of the principal amount, plus accrued and unpaid interest and an amount equal to 7.5% of the principal amount, less the amount of any interest actually paid on the notes on or prior to the redemption date, if the closing price of the Company's common stock has exceeded 150% of the conversion price per share then in effect for at least 20 trading days within a period of 30 consecutive trading days. In connection with the issuance of the notes, a private equity fund related to First Reserve Corporation purchased 7.9 million shares of the Company's common stock from third parties. First Reserve manages private equity funds that specialize in the energy industry.

 Zero Coupon Convertible Senior Debentures Due 2021

     In January 2001, the Company issued zero coupon convertible senior debentures due January 16, 2021 with a face amount of $431.5 million. The net proceeds to the Company in connection with the sale, after deducting underwriting discounts and offering expenses, amounted to approximately $254.5 million. The issue

                           PRIDE INTERNATIONAL, INC.

price of $608.41 for each debenture represents a yield to maturity of 2.50% per annum (computed on a semiannual bond equivalent basis) calculated from the issue date. The difference between the issue price and face amount of the debentures is recorded as a discount and amortized to interest expense using the effective interest method over the term of the debentures.

     During 2002, the Company purchased on the open market and then extinguished $277.9 million face amount of the debentures. The total purchase price was $172.8 million and the accreted value of the debentures, less unamortized deferred offering costs, was $171.9 million, resulting in an extraordinary loss after estimated income taxes of $.6 million. As of December 31, 2002, the outstanding debentures had a face amount of $153.6 million. In January 2003, the Company purchased all of the outstanding zero coupon convertible senior debentures for $98.2 million.

 Zero Coupon Convertible Subordinated Debentures Due 2018

     In April 1998, the Company issued zero coupon convertible subordinated debentures due April 24, 2018 with a face amount of $588.1 million. The net proceeds to the Company in connection with the sale, after deducting underwriting discounts and offering expenses, amounted to approximately $222.6 million. The issue price of $391.06 for each debenture represents a yield to maturity of 4.75% per annum (computed on a semiannual bond equivalent basis) calculated from the issue date. The difference between the issue price and face amount of the debentures is recorded as a discount and amortized to interest expense using the effective interest method over the term of the debentures. The debentures are convertible into shares of common stock of the Company at a conversion rate of 13.794 shares of common stock per $1,000 principal amount at maturity. The Company will become obligated to purchase the debentures, at the option of the holders, in whole or in part, on April 24, 2003, 2008 and 2013 at a price per debenture equal to the issue price plus accrued original issue discount to the relevant purchase date, settled either in cash, common stock or a combination thereof at the option of the Company. On or subsequent to April 24, 2003, the debentures are redeemable at the option of the Company, in whole or in part, for cash at a price equal to the issue price plus accrued original issue discount to the date of redemption.

     During 2001, the Company purchased on the open market and then extinguished $129.1 million face amount of the debentures. The total purchase price was $56.2 million and the accreted value of the debentures, less unamortized deferred offering costs, was $58.2 million, resulting in an extraordinary gain after estimated income taxes of $1.3 million.

     During 2002, the Company purchased on the open market and then extinguished $153.3 million face amount of the debentures. The total purchase price was $72.7 million and the accreted value of the debentures, less unamortized deferred offering costs, was $72.3 million, resulting in an extraordinary loss after estimated income taxes of $.2 million. As of December 31, 2002, the outstanding debentures had a face amount of $228.6 million.

 Senior Convertible Notes Payable

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

 Limited-Recourse Collateralized Term Loans

     The limited-recourse collateralized term loans are collateralized by two of the Company's drilling/ workover barge rigs, the Pride I and the Pride II, and related charter contracts. The loans are being repaid from the proceeds of the related charter contracts in equal monthly installments of principal and interest

                           PRIDE INTERNATIONAL, INC.

through July 2004. These loans are non-interest bearing and have implied interest rates of 9.61%. In addition, a portion of contract proceeds is being held in trust to assure that timely payment of future debt service obligations is made. At December 31, 2002 and 2001, $2.4 million of such contract proceeds, which amount is included in restricted cash, was being held in trust as security for the lenders and is not available for use by the Company.

 Note Payable to Seller

     In connection with the acquisition in April 2000 of Services Especiales San Antonio S.A. ("San Antonio"), which is included in the Company's E&P services division, the Company issued a $26.0 million promissory note to the seller. The note was settled in full in June 2002.

 Future Maturities

     Future maturities of long-term debt at December 31, 2002 are as follows:

                                                                   AMOUNT
                                                               --------------
                                                               (IN THOUSANDS)
2003........................................................     $   95,610
2004........................................................        194,388
2005........................................................        393,709
2006........................................................        100,860
2007........................................................        876,683
Thereafter..................................................        225,979
                                                                 ----------
  Total long-term debt......................................     $1,887,229
                                                                 ==========

     As of December 31, 2002, the fair value of long-term debt was approximately $1,962 million.

     The Company purchased for cash all outstanding zero coupon convertible senior debentures due 2021 during January 2003. As required by the terms of the Company's zero coupon convertible subordinated debentures due 2018, the Company has made an offer to purchase the debentures for cash on April 24, 2003 at a price per debenture equal to the issue price plus accrued original issue discount to the purchase date. The debentures are convertible at any time into shares of the Company's common stock at a conversion rate of 13.794 shares of common stock per $1,000 principal amount at maturity, which represents a conversion price of $28.35 per share. The closing price of the Company's common stock on the New York Stock Exchange on March 14, 2003 was $13.11 per share. Based on current market conditions, the Company believes that it will likely be required to purchase all debentures outstanding on the initial put date. The accreted price on such put date of the debentures outstanding as of December 31, 2002 is $113.2 million. The future maturities of long-term debt in 2005 included in the above table reflect the accreted amount of both series of debentures as of December 31, 2002. These debentures are classified as long-term debt based on the Company's ability and intent to refinance the debentures using its existing senior credit facilities maturing in 2005 and available cash.

5.  LEASES

     In February 1999, the Company completed the sale and leaseback of the Pride South America semisubmersible drilling rig with an unaffiliated entity pursuant to which it received $97.0 million as the sales price. The excess of funding over net book value of the rig has been deferred and is being amortized as a reduction of lease expense over the lease term. The lease is for a maximum term of 13.5 years, and the Company has options to purchase the rig at the end of 8.5 years and at the end of the maximum term. The lease has been classified as an operating lease for financial statement purposes. Rent expense on the rig ranges from $11.7 million to $15.9 million annually.

                           PRIDE INTERNATIONAL, INC.

     The Company has agreements with an unaffiliated financial institution for the sale and leaseback of up to $22.0 million of equipment to be used in the Company's business. The Company has received aggregate proceeds of $15.9 million pursuant to these facilities attributable to two offshore platform rigs placed in service in 1996. The Company has purchase and lease renewal options at projected future fair market values under the agreements. The leases have been classified as operating leases for financial statement purposes. The excess of funding over net book value has been deferred and is being amortized as a reduction of lease expense over the maximum lease term of five years. Rent expense on these transactions total $3.1 million annually.

     Rental expense for operating leases for equipment, vehicles and various facilities of the Company for the years ended December 31, 2002, 2001 and 2000 were $41.1 million, $48.8 million and $39.4 million, respectively.

     The Company has capital lease obligations pursuant to sale and leaseback agreements or financing arrangements with unaffiliated entities for three platform rigs and offices in France. The obligations are payable in semiannual installments through June 2006 and bear interest at a weighted average rate of 7.8%.

     Future maturities of capital lease obligations, net of interest, at December 31, 2002 are as follows:

                                                                   AMOUNT
                                                               --------------
                                                               (IN THOUSANDS)
2003........................................................      $ 2,679
2004........................................................        2,585
2005........................................................        7,704
2006........................................................        2,004
2007........................................................           81
Thereafter..................................................          137
                                                                  -------
  Total capital lease obligations...........................      $15,190
                                                                  =======

6.  FINANCIAL INSTRUMENTS

     The Company's operations are subject to foreign exchange risks, including the risks of adverse foreign currency fluctuations and devaluations and of restrictions on currency repatriation.

     The Company limits the risks of adverse currency fluctuations and restrictions on currency repatriation by obtaining contracts providing for payment in U.S. dollars or freely convertible currency. To the extent possible, the Company limits its exposure to potentially devaluating currencies by matching its acceptance of local currencies to its expense requirements in those currencies. Moreover, the Company enters into forward exchange contracts and option contracts to manage foreign currency exchange risk associated with its Euro-denominated expenses. These forward exchange contacts and option contracts have not been designated as hedging instruments under SFAS No. 133, as the forward or option contracts are not systematically identified as being the hedge of specific expenditures at inception.

     Currency option contracts existing at December 31, 2002 consist of U.S. dollar calls/Euro puts sold by the Company. These contracts provide an economic hedge of the Company's exposure to fluctuations in the value of the Euro relative to the U.S. dollar. If the U.S. dollar strengthens during the period of the contracts, the counterparties will likely exercise their options and deliver Euro for U.S. dollars at the predetermined rate. In this case, the premium on the contract will offset part of the difference between the contractual strike rate on the option and the spot U.S. dollar/Euro rate at which the Company could otherwise have sold its U.S. dollars for Euro. If the U.S. dollar falls below the strike rate, the counterparties will tend not to exercise their options. In this case, the premium will partially offset the negative effect to the Company of the increase in the

                           PRIDE INTERNATIONAL, INC.

U.S. dollar equivalent of its Euro-denominated expenditures. The counterparties to these contracts are all major European banks.

     The unrealized loss on all forward exchange contracts and option contracts based on quoted market prices of comparable instruments was approximately $1.0 million and $6.6 million at December 31, 2002 and 2001, respectively. The net realized and unrealized gains (losses) on all forward and option contracts, included in other income (expense) for the years ended December 31, 2002, 2001 and 2000, were approximately $4.8 million, $(0.1) million and $(3.3) million, respectively.

     The following table summarizes forward exchange contracts and option contracts outstanding at December 31, 2002:

                                                                 WEIGHTED
                                                                 AVERAGE
                          NOTIONAL       NOTIONAL     EXCHANGE   EXCHANGE
CONTRACT TYPE              AMOUNT        CURRENCY     CURRENCY     RATE     MATURITY    GAIN (LOSS)
-------------          --------------   -----------   --------   --------   --------   --------------
                       (IN THOUSANDS)                                                  (IN THOUSANDS)
Forward exchange
  contracts..........     $12,000       U.S. Dollar     Euro      0.8959      2003        $(1,046)
U.S. Dollar call
  options sold.......       8,000       U.S. Dollar     Euro      1.0700      2003             --
                          -------                                                         -------
Total................     $20,000                                                         $(1,046)
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

7.  INCOME TAXES

     The components of the income tax provision were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2002      2001      2000
                                                         --------   -------   -------
                                                                (IN THOUSANDS)
United States:
  Federal:
  Current..............................................  $     --   $15,694   $(1,457)
  Deferred.............................................   (38,245)    8,947    14,360
                                                         --------   -------   -------
     Total -- Federal..................................   (38,245)   24,641    12,903
                                                         --------   -------   -------
Foreign:
  Current..............................................    33,833    27,002    21,867
  Deferred.............................................     7,819    (2,412)      158
                                                         --------   -------   -------
     Total -- Foreign..................................    41,652    24,590    22,025
                                                         --------   -------   -------
       Income tax provision............................  $  3,407   $49,231   $34,928
                                                         ========   =======   =======

                           PRIDE INTERNATIONAL, INC.

     The difference between the effective federal income tax rate reflected in the income tax provision and the amounts which would be determined by applying the statutory federal tax rate to earnings before income taxes and minority interest is summarized as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2002      2001     2000
                                                              -------    -----    -----
U.S. statutory rate.........................................    35.0%    35.0%    35.0%
  Foreign...................................................  (117.3)    (4.6)     1.6
  Change in valuation allowance.............................   108.9     (1.8)      --
  Other.....................................................     3.4      3.2      0.3
                                                              ------     ----     ----
     Effective tax rate.....................................    30.0%    31.8%    36.9%
                                                              ======     ====     ====

     The domestic and foreign components of earnings before income taxes and minority interest were as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2002        2001       2000
                                                      ---------   --------   --------
                                                              (IN THOUSANDS)
Domestic............................................  $(140,816)  $ 20,248   $(15,284)
Foreign.............................................    152,171    134,365    110,025
                                                      ---------   --------   --------
  Earnings before income taxes and minority
     interest.......................................  $  11,355   $154,613   $ 94,741
                                                      =========   ========   ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets were as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Deferred tax liabilities:
     Depreciation...........................................  $ 312,215   $ 295,186
     Other..................................................     16,962      12,368
                                                              ---------   ---------
       Total deferred tax liabilities.......................    329,177     307,554
                                                              ---------   ---------
  Deferred tax assets:
     Net operating loss carryforwards.......................   (217,114)   (155,093)
     Alternative Minimum Tax credits........................    (27,958)    (27,958)
     Other..................................................     (9,271)     (3,763)
                                                              ---------   ---------
       Total deferred tax assets............................   (254,343)   (186,814)
     Valuation allowance for deferred tax assets............     23,785      11,417
                                                              ---------   ---------
       Net deferred tax assets..............................   (230,558)   (175,397)
                                                              ---------   ---------
       Net deferred tax liability...........................  $  98,619   $ 132,157
                                                              =========   =========

     Applicable U.S. deferred income taxes and related foreign dividend withholding taxes have not been provided on approximately $388.0 million of undistributed earnings and profits of the Company's foreign subsidiaries. The Company considers such earnings to be permanently reinvested outside the United States. It is not practicable to estimate the amount of deferred income taxes associated with these unremitted earnings.

                           PRIDE INTERNATIONAL, INC.

     As of December 31, 2002, the Company had deferred tax assets of $217.1 million relating to $624.3 million of net operating loss ("NOL") carryforwards and had $28.0 million of non-expiring Alternative Minimum Tax ("AMT") credits. The NOL carryforwards and AMT credits can be used to reduce the Company's federal and foreign income taxes payable in future years. The Company's ability to realize the entire benefit of its deferred tax assets requires that the Company achieve certain future earnings levels prior to the expiration of its NOL carryforwards. U.S. NOL carryforwards total $523.8 million and expire in 2019 through 2022. Foreign NOL carryforwards include $41.9 million which do not expire and $58.6 million which expire in 2003 through 2013. The Company has recognized a partial valuation allowance due to the uncertainty of realizing certain foreign NOL carryforwards. The Company could be required to record an additional valuation allowance against certain or all of its remaining deferred tax assets if market conditions deteriorate or future earnings are below current estimates.

     In connection with the acquisition of Marine, the Company determined that certain NOL carryforwards and AMT credits are subject to limitation under Sections 382 and 383 of the U.S. Internal Revenue Code as a result of the greater than 50% cumulative change in the Company's ownership. However, the Company has determined that such limitations should not affect its ability to realize the benefits of the deferred tax assets associated with such NOL carryforwards and AMT credits.

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

                           PRIDE INTERNATIONAL, INC.

     The following table presents information necessary to calculate basic and diluted net earnings per share:

                                                            YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2002        2001        2000
                                                       ---------   ---------   ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE
                                                                   AMOUNTS)
Earnings (loss) before extraordinary item............  $ (8,149)   $ 89,874    $ 49,001
Extraordinary gain (loss)............................      (798)      1,332          --
                                                       --------    --------    --------
Net earnings (loss) after extraordinary item.........    (8,947)     91,206      49,001
Interest expense on convertible debentures and
  notes..............................................        --       9,171          --
Income tax effect....................................        --      (3,210)         --
                                                       --------    --------    --------
  Adjusted net earnings (loss) after extraordinary
     Item............................................  $ (8,947)   $ 97,167    $ 49,001
                                                       ========    ========    ========
Weighted average shares outstanding..................   133,305     131,630     123,038
Convertible debentures and notes.....................        --       9,437          --
Stock options........................................        --       1,711       3,626
                                                       --------    --------    --------
  Adjusted weighted average shares outstanding.......   133,305     142,778     126,664
                                                       ========    ========    ========
Earnings (loss) per share before extraordinary item
  Basic..............................................  $  (0.06)   $   0.68    $   0.40
                                                       ========    ========    ========
  Diluted............................................  $  (0.06)   $   0.67    $   0.39
                                                       ========    ========    ========
Net earnings (loss) per share after extraordinary
  item
  Basic..............................................  $  (0.07)   $   0.69    $   0.40
                                                       ========    ========    ========
  Diluted............................................  $  (0.07)   $   0.68    $   0.39
                                                       ========    ========    ========

     The calculation of diluted weighted average shares outstanding excludes
34.3 million, 13.2 million and 13.1 million common shares issuable pursuant to outstanding options, convertible notes and debentures for the years ended December 31, 2002, 2001 and 2000, respectively, because their effect was antidilutive.

9.  EMPLOYEE BENEFITS

     The Company has 401(k) defined contribution plans for its employees, which allow eligible employees to defer up to 15% of their eligible annual compensation, with certain limitations. The Company may at its discretion match up to 100% of the first 6% of compensation. The Company's contributions to the plan for the years ended December 31, 2002, 2001 and 2000 were $1.6 million, $3.5 million and $2.9 million, respectively.

     The Company has a deferred compensation plan, which provides its officers and key employees with the opportunity to participate in an unfunded, non-qualified plan. Eligible employees may defer up to 100% of compensation, including bonuses and net proceeds from the exercise of stock options.

10.  STOCKHOLDERS' EQUITY

 Preferred Stock

     The Company is authorized to issue 50 million shares of preferred stock, par value $0.01 per share. The Company's board of directors has the authority to issue shares of preferred stock in one or more series and to fix the number of shares, designations and other terms of each series. The board of directors has designated 4.0 million shares of preferred stock to constitute the Series A Junior Participating Preferred Stock in

                           PRIDE INTERNATIONAL, INC.

connection with the Company's stockholders' rights plan. As of December 31, 2002, no shares of preferred stock are outstanding.

 Common Stock

     In March 2000, the Company issued 4.5 million shares of common stock to a fund managed by First Reserve Corporation for approximately $72.0 million in order to finance the $35.0 million cash portion of the consideration paid for San Antonio (which constitutes the Company's E&P services division) and to improve the Company's overall liquidity.

     In 2000, the Company established the Pride International, Inc. Direct Stock Purchase Plan, which provides a convenient way for investors to purchase shares of its common stock without paying brokerage commissions or service charges. For the years ended December 31, 2001 and 2000, the Company sold 2.6 million shares for $62.0 million and 2.3 million shares for $54.4 million, respectively. There were no shares sold under the plan in 2002.

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

     In October 2002, the Company issued 527,652 shares of common stock to two funds managed by First Reserve in exchange for an additional 11.9% investment in the Amethyst joint venture. Subsequently, in November 2002 the other joint venture partner exercised its option to acquire up to 70% of the interest acquired by the Company, in exchange for 369,356 shares of the Company's common stock. The shares of Company common stock acquired in the exchange are currently held as treasury shares.

 Stockholders' Rights Plan

     The Company has a preferred share purchase rights plan. Under the plan, each share of common stock includes one right to purchase preferred stock. The rights will separate from the common stock and become exercisable (1) ten days after public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% of the Company's outstanding common stock or (2) ten business days following the start of a tender offer or exchange offer that would result in a person's acquiring beneficial ownership of 15% of the Company's outstanding common stock. A 15% beneficial owner is referred to as an "acquiring person" under the plan. Certain investment funds managed by First Reserve Corporation, their affiliates and certain related parties currently have the right to acquire beneficial ownership of up to 19% of the Company's common stock without becoming an acquiring person under the plan.

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

     Pursuant to the merger agreement with Marine, all options to acquire Marine common stock under various Marine stock option plans were deemed to be options to acquire the same number of shares of the Company's common stock and all Marine options became fully vested and exercisable pursuant to the "change of control" provisions of the Marine stock option plans.

                           PRIDE INTERNATIONAL, INC.

     Employee and director stock option transactions for the last three years are summarized as follows:

                                      EMPLOYEE STOCK OPTIONS     DIRECTOR STOCK OPTIONS
                                    --------------------------   -----------------------
                                        PRICE         SHARES         PRICE       SHARES
                                    -------------   ----------   -------------   -------
Outstanding as of December 31,
  1999............................                   7,402,920                   287,665
  Granted.........................  $15.75-$28.66    1,454,700   $19.56-$29.25    48,500
  Exercised.......................  $ 1.25-$22.75     (737,873)  $ 4.00-$15.63   (28,000)
  Forfeited.......................  $ 6.19-$18.88     (121,385)             --        --
                                                    ----------                   -------
Outstanding as of December 31,
  2000............................                   7,998,362                   308,165
  Granted.........................  $14.65-$29.63    2,159,500   $14.65-$28.10    66,500
  Exercised.......................  $ 2.50-$22.75     (322,689)  $  4.00-$8.38   (26,000)
  Forfeited.......................  $ 8.00-$29.63      (39,488)             --        --
                                                    ----------                   -------
Outstanding as of December 31,
  2001............................                   9,795,685                   348,665
  Granted.........................  $14.35-$19.14    1,225,000   $       14.35    52,500
  Exercised.......................  $ 6.25-$16.50   (1,095,005)             --        --
  Forfeited.......................  $ 8.00-$29.63   (1,208,650)             --        --
                                                    ----------                   -------
Outstanding as of December 31,
  2002............................                   8,717,030                   401,165
                                                    ==========                   =======
Exercisable as of December 31,
  2002............................                   6,596,235                   331,915
                                                    ==========                   =======

     The following table summarizes information on stock options outstanding and exercisable at December 31, 2002 pursuant to the employee stock option plans:

                                    OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                       ---------------------------------------------   ---------------------------------------------
                                        WEIGHTED         WEIGHTED                       WEIGHTED         WEIGHTED
RANGE OF                 OPTIONS        AVERAGE          AVERAGE         OPTIONS        AVERAGE          AVERAGE
EXERCISE PRICES        OUTSTANDING   REMAINING LIFE   EXERCISE PRICE   EXERCISABLE   REMAINING LIFE   EXERCISE PRICE
---------------        -----------   --------------   --------------   -----------   --------------   --------------
$ 1.25-$12.00........   2,858,261         5.1             $ 8.65        2,538,266         5.0             $ 8.62
$12.01-$29.63........   5,858,769         7.2             $17.66        4,057,969         6.5             $18.79
                        ---------                                       ---------
$ 1.25-$29.63........   8,717,030         6.5             $14.70        6,596,235         5.9             $14.88
                        =========                                       =========

     The following table summarizes information on stock options outstanding and exercisable at December 31, 2002 pursuant to the directors' stock option plan:

                                    OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                       ---------------------------------------------   ---------------------------------------------
                                        WEIGHTED         WEIGHTED                       WEIGHTED         WEIGHTED
RANGE OF                 OPTIONS        AVERAGE          AVERAGE         OPTIONS        AVERAGE          AVERAGE
EXERCISE PRICES        OUTSTANDING   REMAINING LIFE   EXERCISE PRICE   EXERCISABLE   REMAINING LIFE   EXERCISE PRICE
---------------        -----------   --------------   --------------   -----------   --------------   --------------
$ 1.25-$12.00........     54,000          5.4             $ 9.56          54,000          5.4             $ 9.56
$12.01-$29.63........    347,165          6.6             $19.51         277,915          6.0             $20.78
                         -------                                         -------
$ 1.25-$29.63........    401,165          6.4             $18.17         331,915          5.9             $18.95
                         =======                                         =======

11.  COMMITMENTS AND CONTINGENCIES

     In April 2002, the Company contributed $14.1 million to the settlement of a wage-related antitrust lawsuit, of which $5.1 million, not within the policy limits of the Company's insurance, had previously been recognized in 2001. The Company's insurance carrier has not yet agreed to pay the remaining amount, and the Company has commenced litigation against this insurer. The Company believes it will prevail in this matter

                           PRIDE INTERNATIONAL, INC.

and collect the approximately $10.2 million receivable, representing the insured settlement amount and legal costs, included in other assets in the accompanying balance sheet.

     Since the second quarter of 2002, Venezuela has experienced political and economic turmoil, including prolonged labor strikes, demonstrations and an attempt to overthrow the government. Much of the turmoil has negatively impacted PDVSA, which is the Company's principal customer in Venezuela, and led to the dismissal of more than 12,000 PDVSA employees by the government. The implications and results of the political, economic and social instability in Venezuela are uncertain at this time, but the instability has had and is continuing to have an adverse effect on the Company's business. Currently 17 of the Company's 47 rigs in the country are working. Venezuela has also recently implemented exchange controls, which, together with recent employee dismissals and reorganization within PDVSA, have led to a slower rate of collection of the Company's trade receivables and could limit the Company's ability to convert local currency into U.S. dollars and transfer funds out of Venezuela. The exchange controls could result in an artificially high value being placed on the local currency.

     The Company is routinely involved in other litigation, claims and disputes incidental to its business, which at times involves claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the existing litigation will have a material adverse effect on the Company's financial position, results of operations or cash flows.

12.  INVESTMENT IN AMETHYST JOINT VENTURE

     As of December 31, 2002, the Company had a 30.0% equity interest in a joint venture company that is constructing two dynamically-positioned, deepwater semisubmersible drilling rigs, currently referred to as the Amethyst 4 and Amethyst 5. In October 2002, two funds managed by First Reserve Corporation that collectively held an 11.9% interest in the joint venture transferred their interests to the Company in exchange for a total of 527,652 shares of the Company's common stock. Subsequently, in November 2002, the other joint venture partner exercised its option to acquire 70% of the interest acquired by the Company in the First Reserve exchange, which reduced the Company's interest to 30%. The exercise price of that option was 369,356 shares of the Company's common stock. As a result of the exchange and other purchases of the Company's common stock by First Reserve managed funds, First Reserve funds owned as of December 31, 2002 approximately 20.0 million shares of the Company's common stock, or approximately 15% of the total shares outstanding.

     The Amethyst 4 and Amethyst 5 are being constructed at a shipyard in Maine. The Company anticipates that the construction of the rigs will be completed in late 2003. The joint venture company has financed 87.5% of the cost of construction of these rigs through credit facilities, with repayment of the borrowings under those facilities guaranteed by the United States Maritime Administration ("MARAD"). Advances under the credit facilities are being provided without recourse to any of the joint venture owners. The remaining 12.5% of the cost of construction is being provided by the joint venture company from equity contributions that have been made by the joint venture partners. Through December 31, 2002, the Company's equity contributions to the joint venture totaled $29.6 million, including capitalized interest of $6.1 million. Based on the availability of funds under performance and payment bonds issued on behalf of a prior construction contractor and draws remaining under the MARAD-guaranteed credit facilities, the Company believes the Amethyst 4 and Amethyst 5 will be completed without requiring additional contributions by the joint venture partners.

                           PRIDE INTERNATIONAL, INC.

13.  SUPPLEMENTAL FINANCIAL INFORMATION

 Other Current Assets

     Other current assets consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred mobilization and inspection costs..................  $ 59,753   $ 34,275
Insurance receivables.......................................    33,982     26,426
Prepaid expenses............................................    27,549     33,825
Other receivables...........................................    13,266     20,600
Deferred financing costs....................................    11,121      1,816
Other.......................................................     2,890      5,561
                                                              --------   --------
  Total other current assets................................  $148,561   $122,503
                                                              ========   ========

 Other Assets

     Other assets consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred mobilization and inspection costs..................  $ 55,882   $ 38,177
Deferred financing costs....................................    38,860     41,064
Employee savings plan.......................................    11,670     14,875
Project costs...............................................    28,351         --
Other.......................................................    23,440     17,095
                                                              --------   --------
  Total other assets........................................  $158,203   $111,211
                                                              ========   ========

 Accrued Expenses

     Accrued expenses consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred mobilization and other revenue.....................  $ 90,302   $ 39,182
Payroll and benefits........................................    42,830     40,297
Interest....................................................    25,613     20,735
Current income taxes........................................    22,334     11,545
Taxes, other than income....................................    21,705      5,853
Insurance...................................................     7,147     13,623
Earn-out payment, current portion...........................     3,000      3,000
Foreign currency contracts..................................     1,116      6,573
Pooling and merger costs....................................       886     12,912
Other.......................................................    28,257     52,768
                                                              --------   --------
  Total accrued expenses....................................  $243,190   $206,488
                                                              ========   ========

                           PRIDE INTERNATIONAL, INC.

 Other Long-Term Liabilities

     Other long-term liabilities consists of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2002       2001
                                                              -------   --------
                                                                (IN THOUSANDS)
Deferred mobilization revenue...............................  $47,457   $ 47,420
Deferred compensation.......................................   14,621     16,188
Deferred revenue, other.....................................   14,712     17,682
Earn-out payment, net of current portion....................    3,000      6,000
Deferred gain on sale/leaseback.............................    2,666      2,839
Project costs...............................................       --     22,994
Other.......................................................    8,689     15,170
                                                              -------   --------
  Total other long-term liabilities.........................  $91,145   $128,293
                                                              =======   ========

 Other Income (Expense), net

     Other income (expense), net consists of the following:

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                            2002     2001      2000
                                                            ----   --------   -------
                                                                 (IN THOUSANDS)
Argentina writedown.......................................  $ --   $(10,679)  $    --
Foreign exchange losses...................................    (1)    (2,375)   (7,404)
Insurance gains...........................................    --      1,299     1,800
Litigation settlement.....................................    --     (5,100)    5,000
Other, net................................................   157      1,480     4,259
                                                            ----   --------   -------
  Total other income (expense), net.......................  $156   $(15,375)  $ 3,655
                                                            ====   ========   =======

 Cash Flow Information

     Supplemental cash flow and non-cash transactions are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2002      2001      2000
                                                         --------   -------   -------
                                                                (IN THOUSANDS)
Cash paid during the year for:
  Interest.............................................  $111,576   $97,970   $97,166
  Income taxes -- U.S., net............................        --    13,165        --
  Income taxes -- foreign, net.........................    22,728    25,704    14,884
  Change in capital expenditures in account payable....    35,863    55,346    21,244

                           PRIDE INTERNATIONAL, INC.

14.  FINANCIAL DATA OF DOMESTIC AND INTERNATIONAL OPERATIONS

     The following table sets forth certain consolidated information with respect to the Company by operating segment:

                                            INTERNATIONAL
                             GULF OF    ---------------------     E&P      TECHNICAL
                              MEXICO     OFFSHORE      LAND     SERVICES   SERVICES     OTHER       TOTAL
                             --------   ----------   --------   --------   ---------   --------   ----------
                                                             (IN THOUSANDS)
2002
Revenue....................  $165,419   $  642,319   $299,278   $ 73,000    $89,758    $     --   $1,269,774
Earnings (loss) from
  operations...............   (36,664)     238,542    (42,338)    (1,614)     3,217     (19,477)     141,666
Total assets...............   726,832    2,501,039    721,843    159,695     37,887     177,699    4,324,995
Capital expenditures,
  including acquisitions...    95,879       17,363    135,485     10,709        508      (4,118)     255,826
Depreciation and
  amortization.............    46,041       94,603     71,557     10,345         10       3,866      226,422
2001
Revenue....................  $418,850   $  507,139   $444,405   $142,501         --    $     --   $1,512,895
Earnings (loss) from
  operations...............   112,490      177,355     15,723      7,547         --     (37,490)     275,625
Total assets...............   929,550    2,214,653    767,769    147,967         --     145,751    4,205,690
Capital expenditures,
  including acquisitions...    45,596      708,433    151,451     22,895         --       3,898      932,273
Depreciation and
  amortization.............    57,860       76,065     47,745     13,566         --       3,692      198,928
2000
Revenue....................  $327,368   $  395,336   $364,461   $ 85,873         --    $     --   $1,173,038
Earnings (loss) from
  operations...............    78,927      101,300     29,796      8,232         --     (37,618)     180,637
Total assets...............   969,722    1,470,816    523,420    145,076         --     228,599    3,337,633
Capital expenditures,
  including acquisitions...    72,544       84,699     74,076     65,758         --      12,493      309,570
Depreciation and
  amortization.............    57,394       57,309     47,166      9,423         --       3,278      174,570

                           PRIDE INTERNATIONAL, INC.

     The following table sets forth certain information with respect to the Company by geographic area:

                                         NORTH       SOUTH          OTHER
                                        AMERICA     AMERICA     INTERNATIONAL     TOTAL
                                        --------   ----------   -------------   ----------
                                                          (IN THOUSANDS)
2002
Revenue...............................  $252,127   $  515,045    $  502,602     $1,269,774
Earnings (loss) from operations.......   (43,016)      60,409       124,273        141,666
Long-term assets......................   536,762      624,304     2,494,545      3,655,611
Capital expenditures, including
  acquisitions........................    46,923       38,554       170,349        255,826
Depreciation and amortization.........    49,917       87,920        88,585        226,422
2001
Revenue...............................  $418,850   $  716,572    $  377,473     $1,512,895
Earnings from operations..............    75,000       77,436       123,189        275,625
Long-term assets......................   953,619    1,154,219     1,465,712      3,573,550
Capital expenditures, including
  acquisitions........................    49,494      612,741       270,038        932,273
Depreciation and amortization.........    61,552       82,557        54,819        198,928
2000
Revenue...............................  $327,368   $  549,984    $  295,686     $1,173,038
Earnings from operations..............    41,309       69,267        70,061        180,637
Long-term assets......................   787,830      648,117     1,366,200      2,802,147
Capital expenditures, including
  acquisitions........................    85,037      112,935       111,598        309,570
Depreciation and amortization.........    60,672       56,158        57,740        174,570

     Revenue is classified in geographic areas based on the physical location of the rigs. Transactions between reportable segments are accounted for consistent with revenue and expense of external customers and are eliminated in consolidation.

 Significant Customers

     Two customers accounted for approximately 16% and 12%, respectively, of consolidated revenue for the year ended December 31, 2002, which amounts are included in South America and Other International geographic segments, respectively. One customer accounted for approximately 11% of consolidated revenue for the years ended December 31, 2001 and 2000, which amounts are included in the South America geographic segment for the respective years.

                           PRIDE INTERNATIONAL, INC.

15.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Summarized quarterly financial data for the years ended December 31, 2002 and 2001 were as follows:

                                              FIRST      SECOND     THIRD      FOURTH
                                             QUARTER    QUARTER    QUARTER    QUARTER
                                             --------   --------   --------   --------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2002
Revenue(1).................................  $298,557   $309,484   $312,750   $348,983
Earnings from operations...................    33,052     35,258     33,227     40,129
Net earnings (loss)........................       109     (4,313)    (5,723)       980
Net earnings (loss) per share
  Basic....................................  $     --   $  (0.03)  $  (0.04)  $   0.01
  Diluted..................................  $     --   $  (0.03)  $  (0.04)  $   0.01
Weighted average common shares and
  equivalents outstanding
  Basic....................................   132,863    133,094    133,212    134,041
  Diluted..................................   133,816    133,094    133,212    134,838
2001
Revenue....................................  $355,228   $388,825   $406,298   $362,544
Earnings from operations...................    76,223     99,794     45,555     54,053
Net earnings...............................    35,921     46,712      5,443      3,130
Net earnings per share
  Basic....................................  $   0.28   $   0.35   $   0.04   $   0.02
  Diluted..................................  $   0.26   $   0.32   $   0.04   $   0.02
Weighted average common shares and
  equivalents outstanding
  Basic....................................   128,674    132,151    132,790    132,829
  Diluted..................................   147,213    154,803    133,865    133,717

---------------

(1) Includes revenues of $15.7 million, $26.0 million and $26.5 million for the first, second and third quarters, respectively, to reflect the separate presentation of the technical services segment. See Note 1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with our independent accountants regarding accounting and financial disclosure matters.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2002.

     Information with respect to our executive officers is set forth under the caption "Executive Officers of the Registrant" in Part I of this annual report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 under the Exchange Act. In the course of this evaluation, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, our President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

     Beginning with the year ending December 31, 2003, Section 404 of the Sarbanes-Oxley Act of 2002, will require us to include an internal controls report with our annual report on Form 10-K. The internal controls report must assert (i) management's responsibilities to establish and maintain adequate internal controls and procedures for financial reporting and (ii) management's conclusions as to the effectiveness of these internal controls and procedures, based on management's evaluation of them at year end. Our auditors will be required to attest to and report on these assertions. In order to achieve compliance with Section 404 within the statutory period, management has formed an internal controls steering committee and adopted a detailed project work plan to assess the adequacy of our internal controls, remediate any control weaknesses that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. As a result of this initiative, we may make changes in our internal controls from time to time during the period prior to December 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are included as part of this report:

          (1) Financial Statements:

                                                               PAGE
                                                               ----
Report of Independent Accountants...........................     33
Consolidated Balance Sheet -- December 31, 2002 and 2001....     34
Consolidated Statement of Operations -- Years ended December
  31, 2002, 2001 and 2000...................................     35
Consolidated Statement of Stockholders' Equity -- Years
  ended December 31, 2002, 2001 and 2000....................     36
Consolidated Statement of Cash Flows -- Years ended December
  31, 2002, 2001 and 2000...................................     37
Notes to Consolidated Financial Statements..................     38

          (2) Consolidated Financial Statement Schedules:

     All financial statement schedules have been omitted because they are not applicable or not required, or the information required thereby is included in the consolidated financial statements or the notes thereto included in this annual report.

          (3) Exhibits:

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   2.1     --  Agreement and Plan of Merger, dated as of May 23, 2001, among Pride International, Inc., a Louisiana corporation
               ("Old Pride"), PM Merger, Inc., a Delaware corporation
               renamed Pride International, Inc. ("Pride"), Marine Drilling
               Companies, Inc. ("Marine") and AM Merger, Inc. (incorporated by reference to Annex A to the Joint Proxy
               Statement/Prospectus included in the Registration Statement of Old Pride and Pride on Form S-4, Registration Nos.
               333-66644 and 333-66644-01 (the "Registration Statement")).
   2.2     --  Letter Agreement, dated as of August 3, 2001, among Old
               Pride, Pride, Marine and AM Merger, Inc. (incorporated by
               reference to Exhibit 2.2 to Pride's Current Report on Form
               8-K filed with the SEC on September 28, 2001, File No.
               1-13289 (the "Form 8-K")).
   3.1     --  Certificate of Incorporation of Pride (incorporated by reference to Annex D to the Joint Proxy Statement/Prospectus included in the Registration Statement).
   3.2     --  Bylaws of Pride (incorporated by reference to Annex E to the
               Joint Proxy Statement/Prospectus included in the
               Registration Statement).
   4.1     --  Form of Common Stock Certificate (incorporated by reference to Exhibit 4.13 to the Registration Statement).
   4.2     --  Rights Agreement, dated as of September 13, 2001, between
               Pride and American Stock Transfer & Trust Company, as Rights
               Agent (incorporated by reference to Exhibit 4.2 to the Form
               8-K).
   4.3     --  Certificate of Designations of Series A Junior Participating
               Preferred Stock of Pride (incorporated by reference to
               Exhibit 4.3 to the Form 8-K).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   4.4     --  Indenture, dated as of May 1, 1997, between Pride and JP
               Morgan Chase Bank (formerly The Chase Manhattan Bank), as
               trustee (the "Senior Trustee") (incorporated by reference to
               Exhibit 4.1 to Pride's Quarterly Report on Form 10-Q for the
               quarter ended March 31, 1997, File No. 0-16963).
   4.5     --  Fourth Supplemental Indenture, dated as of September 10,
               2001, between Pride and the Senior Trustee (incorporated by reference to Exhibit 4.4 to the Form 8-K).
   4.6     --  Revolving Credit Agreement, dated as of June 20, 2002 (the
               "Revolving Credit Agreement"), among Pride Offshore, Inc.,
               Pride, certain subsidiaries of Pride, Credit Lyonnais New
               York Branch (as Administrative Agent, Collateral Agent,
               Issuing Bank and Swingline Lender), the revolving lenders
               and the issuing banks thereunder, Credit Mutuel -- Credit
               Industriel Et Commercial (as Mandated Lead Arranger and
               Bookrunner), Natexis Banques Populaires (as Mandated Lead
               Arranger, Bookrunner and Issuing Bank), Nordea (as Lead
               Arranger, Bookrunner and Issuing Bank), and Nedship Bank (as
               Co-Underwriter) (incorporated by reference to Exhibit 4.1 of
               Pride's Current Report on Form 8-K filed with the SEC on
               June 26, 2002, File No. 1-13289).
   4.7     --  Letter Agreement, dated as of June 20, 2002, among Pride
               Offshore, Inc., Pride, certain subsidiaries of Pride and
               Credit Lyonnais New York Branch, as Administrative Agent for
               itself and on behalf of the lenders under the Revolving
               Credit Agreement (incorporated by reference to Exhibit 4.2 to Pride's Quarterly Report on Form 10-Q for the quarter
               ended June 30, 2002, File No. 1-13289).
   4.8     --  Amendment No. 1, dated effective as of September 29, 2002, to the Revolving Credit Agreement, among Pride Offshore,
               Inc., Pride, certain subsidiaries of Pride, Credit Lyonnais
               New York Branch, as administrative agent, and the revolving lenders thereunder (incorporated by reference to Exhibit 4.1 to Pride's Quarterly Report on Form 10-Q for the quarter
               ended September 30, 2002, File No. 1-13289).
   4.9     --  Term Loan Agreement, dated as of June 20, 2002 (the "Term
               Loan Agreement"), among Pride Offshore, Inc., Pride, certain subsidiaries of Pride, the term lenders thereunder, and
               Credit Lyonnais New York Branch, as Administrative Agent
               (incorporated by reference to Exhibit 4.2 of Pride's Current
               Report on Form 8-K filed with the SEC on June 26, 2002, File
               No. 1-13289).
   4.10    --  Letter Agreement, dated as of June 20, 2002, among Pride
               Offshore, Inc., Pride, certain subsidiaries of Pride and
               Credit Lyonnais New York Branch, as Administrative Agent for
               itself and on behalf of the lenders under the Term Loan
               Agreement (incorporated by reference to Exhibit 4.4 to
               Pride's Quarterly Report on Form 10-Q for the quarter ended
               June 30, 2002, File No. 1-13289).
   4.11    --  Amendment No. 1, dated effective as of September 29, 2002, to the Term Loan Agreement, among Pride Offshore, Inc.,
               Pride, certain subsidiaries of Pride, the term lenders
               thereunder, and Credit Lyonnais New York Branch, as
               administrative agent (incorporated by reference to Exhibit
               4.2 to Pride's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-13289).

Pride and its subsidiaries are parties to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis.
Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.

  10.1     --  Second Amended and Restated Shareholders Agreement, dated as of March 4, 2002, among Pride, First Reserve Fund VII,
               Limited Partnership, First Reserve Fund VIII, L.P. and First
               Reserve Fund IX, L.P. (incorporated by reference to Exhibit
               10.11 to Pride's Annual Report on Form 10-K for the year
               ended December 31, 2001, File No. 1-13289).
 +10.2     --  Form of Indemnity Agreement between Pride and certain
               executive officers and directors (incorporated by reference to Exhibit 10(g) to Pride's Registration Statement on Form
               S-1, Registration No. 33-33233).
 +10.3     --  Pride International, Inc. Long-Term Incentive Plan
               (incorporated by reference to Exhibit 4A to Pride's
               Registration Statement on Form S-8, Registration No.
               33-26854).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 +10.4     --  First Amendment to Pride International, Inc. Long-Term
               Incentive Plan (incorporated by reference to Exhibit 4.7 to
               Pride's Registration Statement on Form S-8, Registration No.
               333-35089).
 +10.5     --  Second Amendment to Pride International, Inc. Long-Term
               Incentive Plan (incorporated by reference to Exhibit 4.8 to
               Pride's Registration Statement on Form S-8, Registration No.
               333-35089).
 +10.6     --  Third Amendment to Pride International, Inc. Long-Term
               Incentive Plan (incorporated by reference to Exhibit 10.5 to
               Pride's Annual Report on Form 10-K for the year ended
               December 31, 1997, File No. 1-13289).
 +10.7     --  Summary of Pride International, Inc. Group Life Insurance
               and Accidental Death and Dismemberment Insurance Plan
               (incorporated by reference to Exhibit 10(j) to Pride's
               Registration Statement on Form S-1, Registration No.
               33-33233).
 +10.8     --  Pride International, Inc. 1993 Directors' Stock Option Plan
               (incorporated by reference to Exhibit 10(j) to Pride's
               Annual Report on Form 10-K for the year ended December 31,
               1992, File No. 0-16963).
 +10.9     --  First Amendment to Pride International, Inc. 1993 Directors'
               Stock Option Plan (incorporated by reference to Exhibit 4.7 to Pride's Registration Statement on Form S-8, Registration
               No. 333-35093).
 +10.10    --  Second Amendment to Pride International, Inc. 1993
               Directors' Stock Option Plan (incorporated by reference to
               Exhibit 10.10 to Pride's Annual Report on Form 10-K for the
               year ended December 31, 1997, File No. 1-13289).
 +10.11    --  Third Amendment to Pride International, Inc. 1993 Directors'
               Stock Option Plan (incorporated by reference to Exhibit
               10.11 of Pride's Annual Report on Form 10-K for the year
               ended December 31, 1998, File No. 1-13289).
*+10.12    --  Fourth Amendment to Pride International, Inc. 1993
               Directors' Stock Option Plan.
*+10.13    --  Fifth Amendment to Pride International, Inc. 1993 Directors'
               Stock Option Plan.
 +10.14    --  Pride International, Inc. 401(k) Restoration Plan
               (incorporated by reference to Exhibit 10(k) to Pride's
               Annual Report on Form 10-K for the year ended December 31,
               1993, File No. 0-16963).
 +10.15    --  Pride International, Inc. Supplemental Executive Retirement
               Plan (incorporated by reference to Exhibit 10.15 to Pride's
               Annual Report on Form 10-K for the year ended December 31,
               1997, File No. 1-13289).
 +10.16    --  First Amendment to Pride International, Inc. Supplemental
               Executive Retirement Plan (incorporated by reference to
               Exhibit 10.16 to Pride's Annual Report on Form 10-K for the
               year ended December 31, 1997, File No. 1-13289).
 +10.17    --  Second Amendment to Pride International, Inc. Supplemental
               Executive Retirement Plan (incorporated by reference to
               Exhibit 10.17 to Pride's Annual Report on Form 10-K for the
               year ended December 31, 1997, File No. 1-13289).
 +10.18    --  Pride International, Inc. 1998 Long-Term Incentive Plan
               (incorporated by reference to Appendix A to Pride's Proxy
               Statement on Schedule 14A for the 1998 Annual Meeting of
               Shareholders of Pride, File No. 1-13289).
 +10.19    --  Pride International, Inc. Employee Stock Purchase Plan
               (incorporated by reference to Exhibit 4.4 to Pride's
               Registration Statement on Form S-8, Registration No.
               333-06825).
*+10.20    --  Employment/Non-Competition/Confidentiality Agreement dated
               January 1, 2002 between Pride and Jorge E. Estrada.
 +10.21    --  Employment/Non-Competition/Confidentiality Agreement dated
               February 5, 1999 between Pride and Paul A. Bragg
               (incorporated by reference to Exhibit 10.19 of Pride's
               Annual Report on Form 10-K for the year ended December 31,
               1998, File No. 1-13289).
 +10.22    --  Employment/Non-Competition/Confidentiality Agreement dated
               February 5, 1999 between Pride and James W. Allen
               (incorporated by reference to Exhibit 10.20 of Pride's
               Annual Report on Form 10-K for the year ended December 31,
               1998, File No. 1-13289).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 +10.23    --  Employment/Non-Competition/Confidentiality Agreement dated
               February 5, 1999 between Pride and John O'Leary
               (incorporated by reference to Exhibit 10.31 to Pride's
               Annual Report on Form 10-K for the year ended December 31,
               2001, File No. 1-13289).
 +10.24    --  Employment/Non-Competition/Confidentiality Agreement dated
               October 15, 1998 between Pride and John R. Blocker, Jr.
               (incorporated by reference to Exhibit 10.24 to Pride's
               Annual Report on Form 10-K for the year ended December 31,
               2000, File No. 1-13289).
 +10.25    --  Employment/Non-Competition/Confidentiality Agreement dated
               August 15, 1998 between Pride and Gary W. Casswell
               (incorporated by reference to Exhibit 10.23 to Pride's
               Annual Report on Form 10-K for the year ended December 31,
               2000, File No. 1-13289).
 +10.26    --  Employment Agreement dated June 21, 1994 between Pride
               Offshore, Inc. and David A. Bourgeois (incorporated by
               reference to Exhibit 10.25 to Pride's Annual Report on Form
               10-K for the year ended December 31, 2000, File No.
               1-13289).
 +10.27    --  Employment/Non-Competition/Confidentiality Agreement dated
               March 1, 2000 between Pride and Marcelo D. Guiscardo
               (incorporated by reference to Exhibit 10.26 to Pride's
               Annual Report on Form 10-K for the year ended December 31,
               2000, File No. 1-13289).
 +10.28    --  Employment/Non-Competition/Confidentiality Agreement dated
               February 5, 1999 between Pride and Earl W. McNiel
               (incorporated by reference to Exhibit 10.24 of Pride's
               Annual Report on Form 10-K for the year ended December 31,
               1998, File No. 1-13289).
 +10.29    --  Employment/Non-Competition/Confidentiality Agreement dated
               February 5, 1999 between Pride and Robert W. Randall
               (incorporated by reference to Exhibit 10.23 of Pride's
               Annual Report on Form 10-K for the year ended December 31,
               1998, File No. 1-13289).
*+10.30    --  Employment/Non-Competition/Confidentiality Agreement dated
               October 31, 2002 between Pride and Nicolas J. Evanoff.
 *21       --  Subsidiaries of Pride.
 *23.1     --  Consent of PricewaterhouseCoopers LLP.
 *23.2     --  Consent of KPMG LLP.
 *99.1     --  Report of KPMG LLP to the Board of Directors and
               Shareholders of Marine Drilling Companies, Inc. dated
               January 23, 2001 with respect to the consolidated statements of operations, shareholders' equity and cash flows of Marine for the year ended December 31, 2000.
 *99.2     --  Certification of the Chief Executive Officer and the Chief
               Financial Officer of Pride pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.

---------------

* Filed herewith.

+ Compensatory plan, contract or arrangement.

     (b) Reports on Form 8-K

     We filed no current reports on Form 8-K during the fourth quarter of 2002.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF HOUSTON, STATE OF TEXAS, ON MARCH 28, 2003.

                                          PRIDE INTERNATIONAL, INC.

                                          By:       /s/ PAUL A. BRAGG
                                            ------------------------------------
                                                      Paul A. Bragg
                                          President, Chief Executive Officer and
                                                         Director

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 28, 2003.

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

             /s/ JORGE E. ESTRADA M.                                      Director
 ------------------------------------------------
               Jorge E. Estrada M.

             /s/ WILLIAM E. MACAULAY                                      Director
 ------------------------------------------------
               William E. Macaulay

               /s/ RALPH D. MCBRIDE                                       Director
 ------------------------------------------------
                 Ralph D. McBride

               /s/ DAVID B. ROBSON                                        Director
 ------------------------------------------------
                 David B. Robson

                                 CERTIFICATIONS

I, Paul A. Bragg, certify that:

     1. I have reviewed this annual report on Form 10-K of Pride International, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

By: /s/ PAUL A. BRAGG
    --------------------------------------------------------
    Paul A. Bragg
    President and Chief Executive Officer

I, Earl W. McNiel, certify that:

     1. I have reviewed this annual report on Form 10-K of Pride International, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

By: /s/ EARL W. MCNIEL
    --------------------------------------------------------
    Earl W. McNiel
    Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   2.1     --  Agreement and Plan of Merger, dated as of May 23, 2001, among Pride International, Inc., a Louisiana corporation
               ("Old Pride"), PM Merger, Inc., a Delaware corporation
               renamed Pride International, Inc. ("Pride"), Marine Drilling
               Companies, Inc. ("Marine") and AM Merger, Inc. (incorporated by reference to Annex A to the Joint Proxy
               Statement/Prospectus included in the Registration Statement of Old Pride and Pride on Form S-4, Registration Nos.
               333-66644 and 333-66644-01 (the "Registration Statement")).
   2.2     --  Letter Agreement, dated as of August 3, 2001, among Old
               Pride, Pride, Marine and AM Merger, Inc. (incorporated by
               reference to Exhibit 2.2 to Pride's Current Report on Form
               8-K filed with the SEC on September 28, 2001, File No.
               1-13289 (the "Form 8-K")).
   3.1     --  Certificate of Incorporation of Pride (incorporated by reference to Annex D to the Joint Proxy Statement/Prospectus included in the Registration Statement).
   3.2     --  Bylaws of Pride (incorporated by reference to Annex E to the
               Joint Proxy Statement/Prospectus included in the
               Registration Statement).
   4.1     --  Form of Common Stock Certificate (incorporated by reference to Exhibit 4.13 to the Registration Statement).
   4.2     --  Rights Agreement, dated as of September 13, 2001, between
               Pride and American Stock Transfer & Trust Company, as Rights
               Agent (incorporated by reference to Exhibit 4.2 to the Form
               8-K).
   4.3     --  Certificate of Designations of Series A Junior Participating
               Preferred Stock of Pride (incorporated by reference to
               Exhibit 4.3 to the Form 8-K).
   4.4     --  Indenture, dated as of May 1, 1997, between Pride and JP
               Morgan Chase Bank (formerly The Chase Manhattan Bank), as
               trustee (the "Senior Trustee") (incorporated by reference to
               Exhibit 4.1 to Pride's Quarterly Report on Form 10-Q for the
               quarter ended March 31, 1997, File No. 0-16963).
   4.5     --  Fourth Supplemental Indenture, dated as of September 10,
               2001, between Pride and the Senior Trustee (incorporated by reference to Exhibit 4.4 to the Form 8-K).
   4.6     --  Revolving Credit Agreement, dated as of June 20, 2002 (the
               "Revolving Credit Agreement"), among Pride Offshore, Inc.,
               Pride, certain subsidiaries of Pride, Credit Lyonnais New
               York Branch (as Administrative Agent, Collateral Agent,
               Issuing Bank and Swingline Lender), the revolving lenders
               and the issuing banks thereunder, Credit Mutuel -- Credit
               Industriel Et Commercial (as Mandated Lead Arranger and
               Bookrunner), Natexis Banques Populaires (as Mandated Lead
               Arranger, Bookrunner and Issuing Bank), Nordea (as Lead
               Arranger, Bookrunner and Issuing Bank), and Nedship Bank (as
               Co-Underwriter) (incorporated by reference to Exhibit 4.1 of
               Pride's Current Report on Form 8-K filed with the SEC on
               June 26, 2002, File No. 1-13289).
   4.7     --  Letter Agreement, dated as of June 20, 2002, among Pride
               Offshore, Inc., Pride, certain subsidiaries of Pride and
               Credit Lyonnais New York Branch, as Administrative Agent for
               itself and on behalf of the lenders under the Revolving
               Credit Agreement (incorporated by reference to Exhibit 4.2 to Pride's Quarterly Report on Form 10-Q for the quarter
               ended June 30, 2002, File No. 1-13289).
   4.8     --  Amendment No. 1, dated effective as of September 29, 2002, to the Revolving Credit Agreement, among Pride Offshore,
               Inc., Pride, certain subsidiaries of Pride, Credit Lyonnais
               New York Branch, as administrative agent, and the revolving lenders thereunder (incorporated by reference to Exhibit 4.1 to Pride's Quarterly Report on Form 10-Q for the quarter
               ended September 30, 2002, File No. 1-13289).
   4.9     --  Term Loan Agreement, dated as of June 20, 2002 (the "Term
               Loan Agreement"), among Pride Offshore, Inc., Pride, certain subsidiaries of Pride, the term lenders thereunder, and
               Credit Lyonnais New York Branch, as Administrative Agent
               (incorporated by reference to Exhibit 4.2 of Pride's Current
               Report on Form 8-K filed with the SEC on June 26, 2002, File
               No. 1-13289).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   4.10    --  Letter Agreement, dated as of June 20, 2002, among Pride
               Offshore, Inc., Pride, certain subsidiaries of Pride and
               Credit Lyonnais New York Branch, as Administrative Agent for
               itself and on behalf of the lenders under the Term Loan
               Agreement (incorporated by reference to Exhibit 4.4 to
               Pride's Quarterly Report on Form 10-Q for the quarter ended
               June 30, 2002, File No. 1-13289).
   4.11    --  Amendment No. 1, dated effective as of September 29, 2002, to the Term Loan Agreement, among Pride Offshore, Inc.,
               Pride, certain subsidiaries of Pride, the term lenders
               thereunder, and Credit Lyonnais New York Branch, as
               administrative agent (incorporated by reference to Exhibit
               4.2 to Pride's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-13289).

Pride and its subsidiaries are parties to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis.
Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.

  10.1     --  Second Amended and Restated Shareholders Agreement, dated as of March 4, 2002, among Pride, First Reserve Fund VII,
               Limited Partnership, First Reserve Fund VIII, L.P. and First
               Reserve Fund IX, L.P. (incorporated by reference to Exhibit
               10.11 to Pride's Annual Report on Form 10-K for the year
               ended December 31, 2001, File No. 1-13289).
 +10.2     --  Form of Indemnity Agreement between Pride and certain
               executive officers and directors (incorporated by reference to Exhibit 10(g) to Pride's Registration Statement on Form
               S-1, Registration No. 33-33233).
 +10.3     --  Pride International, Inc. Long-Term Incentive Plan
               (incorporated by reference to Exhibit 4A to Pride's
               Registration Statement on Form S-8, Registration No.
               33-26854).
 +10.4     --  First Amendment to Pride International, Inc. Long-Term
               Incentive Plan (incorporated by reference to Exhibit 4.7 to
               Pride's Registration Statement on Form S-8, Registration No.
               333-35089).
 +10.5     --  Second Amendment to Pride International, Inc. Long-Term
               Incentive Plan (incorporated by reference to Exhibit 4.8 to
               Pride's Registration Statement on Form S-8, Registration No.
               333-35089).
 +10.6     --  Third Amendment to Pride International, Inc. Long-Term
               Incentive Plan (incorporated by reference to Exhibit 10.5 to
               Pride's Annual Report on Form 10-K for the year ended
               December 31, 1997, File No. 1-13289).
 +10.7     --  Summary of Pride International, Inc. Group Life Insurance
               and Accidental Death and Dismemberment Insurance Plan
               (incorporated by reference to Exhibit 10(j) to Pride's
               Registration Statement on Form S-1, Registration No.
               33-33233).
 +10.8     --  Pride International, Inc. 1993 Directors' Stock Option Plan
               (incorporated by reference to Exhibit 10(j) to Pride's
               Annual Report on Form 10-K for the year ended December 31,
               1992, File No. 0-16963).
 +10.9     --  First Amendment to Pride International, Inc. 1993 Directors'
               Stock Option Plan (incorporated by reference to Exhibit 4.7 to Pride's Registration Statement on Form S-8, Registration
               No. 333-35093).
 +10.10    --  Second Amendment to Pride International, Inc. 1993
               Directors' Stock Option Plan (incorporated by reference to
               Exhibit 10.10 to Pride's Annual Report on Form 10-K for the
               year ended December 31, 1997, File No. 1-13289).
 +10.11    --  Third Amendment to Pride International, Inc. 1993 Directors'
               Stock Option Plan (incorporated by reference to Exhibit
               10.11 of Pride's Annual Report on Form 10-K for the year
               ended December 31, 1998, File No. 1-13289).
*+10.12    --  Fourth Amendment to Pride International, Inc. 1993
               Directors' Stock Option Plan.
*+10.13    --  Fifth Amendment to Pride International, Inc. 1993 Directors'
               Stock Option Plan.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 +10.14    --  Pride International, Inc. 401(k) Restoration Plan
               (incorporated by reference to Exhibit 10(k) to Pride's
               Annual Report on Form 10-K for the year ended December 31,
               1993, File No. 0-16963).
 +10.15    --  Pride International, Inc. Supplemental Executive Retirement
               Plan (incorporated by reference to Exhibit 10.15 to Pride's
               Annual Report on Form 10-K for the year ended December 31,
               1997, File No. 1-13289).
 +10.16    --  First Amendment to Pride International, Inc. Supplemental
               Executive Retirement Plan (incorporated by reference to
               Exhibit 10.16 to Pride's Annual Report on Form 10-K for the
               year ended December 31, 1997, File No. 1-13289).
 +10.17    --  Second Amendment to Pride International, Inc. Supplemental
               Executive Retirement Plan (incorporated by reference to
               Exhibit 10.17 to Pride's Annual Report on Form 10-K for the
               year ended December 31, 1997, File No. 1-13289).
 +10.18    --  Pride International, Inc. 1998 Long-Term Incentive Plan
               (incorporated by reference to Appendix A to Pride's Proxy
               Statement on Schedule 14A for the 1998 Annual Meeting of
               Shareholders of Pride, File No. 1-13289).
 +10.19    --  Pride International, Inc. Employee Stock Purchase Plan
               (incorporated by reference to Exhibit 4.4 to Pride's
               Registration Statement on Form S-8, Registration No.
               333-06825).
*+10.20    --  Employment/Non-Competition/Confidentiality Agreement dated
               January 1, 2002 between Pride and Jorge E. Estrada.
 +10.21    --  Employment/Non-Competition/Confidentiality Agreement dated
               February 5, 1999 between Pride and Paul A. Bragg
               (incorporated by reference to Exhibit 10.19 of Pride's
               Annual Report on Form 10-K for the year ended December 31,
               1998, File No. 1-13289).
 +10.22    --  Employment/Non-Competition/Confidentiality Agreement dated
               February 5, 1999 between Pride and James W. Allen
               (incorporated by reference to Exhibit 10.20 of Pride's
               Annual Report on Form 10-K for the year ended December 31,
               1998, File No. 1-13289).
 +10.23    --  Employment/Non-Competition/Confidentiality Agreement dated
               February 5, 1999 between Pride and John O'Leary
               (incorporated by reference to Exhibit 10.31 to Pride's
               Annual Report on Form 10-K for the year ended December 31,
               2001, File No. 1-13289).
 +10.24    --  Employment/Non-Competition/Confidentiality Agreement dated
               October 15, 1998 between Pride and John R. Blocker, Jr.
               (incorporated by reference to Exhibit 10.24 to Pride's
               Annual Report on Form 10-K for the year ended December 31,
               2000, File No. 1-13289).
 +10.25    --  Employment/Non-Competition/Confidentiality Agreement dated
               August 15, 1998 between Pride and Gary W. Casswell
               (incorporated by reference to Exhibit 10.23 to Pride's
               Annual Report on Form 10-K for the year ended December 31,
               2000, File No. 1-13289).
 +10.26    --  Employment Agreement dated June 21, 1994 between Pride
               Offshore, Inc. and David A. Bourgeois (incorporated by
               reference to Exhibit 10.25 to Pride's Annual Report on Form
               10-K for the year ended December 31, 2000, File No.
               1-13289).
 +10.27    --  Employment/Non-Competition/Confidentiality Agreement dated
               March 1, 2000 between Pride and Marcelo D. Guiscardo
               (incorporated by reference to Exhibit 10.26 to Pride's
               Annual Report on Form 10-K for the year ended December 31,
               2000, File No. 1-13289).
 +10.28    --  Employment/Non-Competition/Confidentiality Agreement dated
               February 5, 1999 between Pride and Earl W. McNiel
               (incorporated by reference to Exhibit 10.24 of Pride's
               Annual Report on Form 10-K for the year ended December 31,
               1998, File No. 1-13289).
 +10.29    --  Employment/Non-Competition/Confidentiality Agreement dated
               February 5, 1999 between Pride and Robert W. Randall
               (incorporated by reference to Exhibit 10.23 of Pride's
               Annual Report on Form 10-K for the year ended December 31,
               1998, File No. 1-13289).
*+10.30    --  Employment/Non-Competition/Confidentiality Agreement dated
               October 31, 2002 between Pride and Nicolas J. Evanoff.
 *21       --  Subsidiaries of Pride.
 *23.1     --  Consent of PricewaterhouseCoopers LLP.
 *23.2     --  Consent of KPMG LLP.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 *99.1     --  Report of KPMG LLP to the Board of Directors and
               Shareholders of Marine Drilling Companies, Inc. dated
               January 23, 2001 with respect to the consolidated statements of operations, shareholders' equity and cash flows of Marine for the year ended December 31, 2000.
 *99.2     --  Certification of the Chief Executive Officer and the Chief
               Financial Officer of Pride pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.

---------------

* Filed herewith.

+ Compensatory plan, contract or arrangement.