Form 10-Q
period 2003-03-31
PRIDE INTERNATIONAL INC
filed 2003-05-15
CIK 833081

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

          [|X|] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [|X|] NO [ ] -

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [|X|] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

                                                Outstanding as of May 12, 2003
Common Stock, par value $.01 per share                   134,205,893

===============================================================================

                            PRIDE INTERNATIONAL, INC.

                                      INDEX

                                                                                                           PAGE NO.
PART I.        FINANCIAL INFORMATION                                                                        --------
     Item 1.   Financial Statements

         Consolidated Balance Sheet as of March 31, 2003 and December 31, 2002............................       2
         Consolidated Statement of Operations for the three months ended
              March 31, 2003 and 2002.....................................................................       3
         Consolidated Statement of Cash Flows for the three months ended
              March 31, 2003 and 2002.....................................................................       4
         Notes to Unaudited Consolidated Financial Statements.............................................       5
         Report of Independent Accountants................................................................      11

     Item 2.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...................................................................      12

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk.................................      19

     Item 4.   Controls and Procedures....................................................................      19

PART II.       OTHER INFORMATION

     Item 2.   Changes in Securities and Use of Proceeds..................................................      20

     Item 6.   Exhibits and Reports on Form 8-K...........................................................      20

     Signatures...........................................................................................      21

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            PRIDE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT PAR VALUES)
                             MARCH 31, DECEMBER 31,

                                                                                           2003           2002
                                                                                       ------------   -------------
                                                                                        (UNAUDITED)
                                            ASSETS
CURRENT ASSETS
     Cash and cash equivalents ....................................................    $     69,249   $     133,986
     Restricted cash...............................................................          32,747          52,700
     Trade receivables, net........................................................         299,541         265,885
     Parts and supplies, net.......................................................          76,501          64,920
     Deferred income taxes.........................................................           3,317           3,332
     Other current assets..........................................................         173,305         148,561
                                                                                       ------------   -------------
         Total current assets......................................................         654,660         669,384
                                                                                       ------------   -------------

PROPERTY AND EQUIPMENT, net........................................................       3,384,894       3,395,774
                                                                                       ------------   -------------

OTHER ASSETS
     Investments in and advances to affiliates.....................................          29,918          29,620
     Goodwill, net.................................................................          69,014          72,014
     Other assets..................................................................         144,479         158,203
                                                                                       ------------   -------------
         Total other assets........................................................         243,411         259,837
                                                                                       ------------   -------------
                                                                                       $  4,282,965   $   4,324,995
                                                                                       ============   =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable..............................................................    $    170,629   $     186,657
     Accrued expenses..............................................................         236,948         243,190
     Deferred income taxes.........................................................             991             985
     Short-term borrowings.........................................................          14,243          17,724
     Current portion of long-term debt.............................................         183,336          95,610
     Current portion of long-term lease obligations................................           2,665           2,679
                                                                                       ------------   -------------
         Total current liabilities.................................................         608,812         546,845
                                                                                       ------------   -------------

OTHER LONG-TERM LIABILITIES........................................................          90,642          91,145
LONG-TERM DEBT, net of current portion.............................................       1,687,413       1,791,619
LONG-TERM LEASE OBLIGATIONS, net of current portion................................          11,955          12,511
DEFERRED INCOME TAXES..............................................................          90,774         100,966
MINORITY INTEREST..................................................................          87,465          82,204
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 50,000 shares authorized; none issued........               -               -
     Common stock, $.01 par value; 400,000 shares authorized;
         134,570 and 134,453 shares issued; 134,201and 134,084 shares outstanding..           1,346          1,344
     Paid-in capital...............................................................       1,238,530       1,237,146
     Treasury stock, at cost.......................................................          (4,409)         (4,409)
     Accumulated other comprehensive loss..........................................          (2,533)         (3,598)
     Retained earnings.............................................................         472,970         469,222
                                                                                       ------------   -------------
         Total stockholders' equity................................................       1,705,904       1,699,705
                                                                                       ------------   -------------
                                                                                       $  4,282,965   $   4,324,995
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

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                           2003           2002
                                                                                       ------------   ------------

REVENUES ..........................................................................    $    395,421   $    298,557
OPERATING COSTS....................................................................         262,697        187,398
                                                                                       ------------   ------------

     Gross margin..................................................................         132,724         111,159

DEPRECIATION AND AMORTIZATION......................................................          60,796          54,705
SELLING, GENERAL AND ADMINISTRATIVE................................................          23,745          23,402
                                                                                       ------------   -------------

EARNINGS FROM OPERATIONS...........................................................          48,183          33,052

OTHER INCOME (EXPENSE)
     Interest expense..............................................................         (32,679)        (31,135)
     Interest income...............................................................             254           1,344
     Other income (expense), net...................................................          (3,264)          2,316
                                                                                       ------------   -------------
         Total other expense, net..................................................         (35,689)        (27,475)
                                                                                       ------------   -------------

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST.................................          12,494           5,577

INCOME TAX PROVISION ..............................................................           3,485             950

MINORITY INTEREST..................................................................           5,261           4,518
                                                                                       ------------   -------------

NET EARNINGS  .....................................................................    $      3,748   $         109
                                                                                       ============   =============

NET EARNINGS PER SHARE
         Basic.....................................................................    $       0.03   $           -
         Diluted...................................................................    $       0.03   $           -

WEIGHTED AVERAGE SHARES OUTSTANDING
         Basic.....................................................................         134,131         132,863
         Diluted...................................................................         134,840         133,816

         The accompanying notes are an integral part of the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                            2003          2002
                                                                                       ------------   ------------
OPERATING ACTIVITIES
     Net earnings..................................................................    $      3,748   $        109
     Adjustments to reconcile net earnings to net cash provided by (used in)
     operating activities -
         Depreciation and amortization.............................................          60,796         54,705
         Discount amortization on zero coupon convertible debentures...............           1,406          3,508
         Amortization of deferred loan costs.......................................           1,971          1,651
         (Gain) loss on sale of assets.............................................              62            (59)
         Deferred income taxes ....................................................         (10,171)        (5,154)
         Minority interest.........................................................           5,261          4,518
         Loss on early extinguishment of debt......................................               -            696
         Changes in assets and liabilities, net of effects of acquisitions -
              Trade receivables....................................................         (40,377)         5,897
              Parts and supplies...................................................         (11,581)        (5,779)
              Other current assets.................................................         (24,744)       (15,073)
              Other assets.........................................................          11,728         (5,463)
              Accounts payable.....................................................           4,840        (32,102)
              Accrued expenses.....................................................          (5,177)        (1,165)
              Other liabilities....................................................           1,067          5,457
                                                                                       ------------   ------------
                  Net cash provided by (used in) operating activities..............          (1,171)        11,746
                                                                                       -------------  ------------

INVESTING ACTIVITIES
     Purchases of property and equipment...........................................         (62,809)       (24,589)
     Proceeds from dispositions of property and equipment..........................             139             94
     Investments in and advances to affiliates.....................................            (298)          (297)
                                                                                       ------------   ------------
              Net cash used in investing activities................................         (62,968)       (24,792)
                                                                                       ------------   ------------

FINANCING ACTIVITIES
     Proceeds from issuance of common stock........................................           1,265              -
     Proceeds from exercise of stock options.......................................             121          2,136
     Proceeds from issuance of convertible senior debentures, net of issue costs...               -        291,781
     Proceeds from debt borrowings.................................................         110,991         60,000
     Reduction of debt.............................................................        (132,928)      (194,206)
     Decrease in restricted cash...................................................          19,953          8,234
                                                                                       ------------   ------------
              Net cash provided by (used in) financing activities..................            (598)       167,945
                                                                                       -------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............................         (64,737)       154,899
CASH AND CASH EQUIVALENTS, beginning of period.....................................         133,986         58,988
                                                                                       ------------   ------------

CASH AND CASH EQUIVALENTS, end of period...........................................    $     69,249   $    213,887
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

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       GENERAL

Principles of Consolidation and Reporting

         The unaudited consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Certain reclassifications have been made to the prior periods' condensed financial statements to conform with the current period presentation. Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 145, which eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as extraordinary items. Accordingly, the consolidated statement of operations for the three months ended March 31, 2002 reflects a reclassification of $454,000 from extraordinary item into other, net and tax provision. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Pride International, Inc. (the "Company" or "Pride") included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

         PricewaterhouseCoopers LLP, the Company's independent accountants, have performed a review of the unaudited consolidated financial statements included herein in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the Securities Act of 1933, the report of PricewaterhouseCoopers LLP, included herein, should not be considered a part of any registration statement prepared or certified within the meanings of Sections 7 and 11 of the Securities Act, and the liability provisions of Section 11 of the Securities Act do not apply to such report.

Comprehensive Income

         Comprehensive income is the change in the Company's equity from all transactions except those resulting from investments by or distributions to owners. Comprehensive income (loss) was as follows:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                        2003         2002
                                                     ----------   ----------
                                                          (IN THOUSANDS)

Net earnings................................         $    3,748   $      109
Foreign currency translation gain (loss), net             1,065        (465)
                                                     ----------   ----------
Comprehensive income (loss).................         $     4,813  $     (356)
                                                     ===========  ===========


Rig Construction Contracts

         The Company has historically constructed drilling rigs only for its own use. However, at the request of some of its significant customers, the Company has entered into contracts to design, construct and mobilize specialized drilling rigs through the Company's technical services group. The Company also has entered into contracts to operate the rigs on behalf of the customers. Construction contract revenues and related costs are recognized using the percentage of completion method. Contract revenues and costs include revenues and costs associated with unpriced changes in contract specifications that are estimable and expected to be recovered through a change in the contract price. Revenues recognized in excess of billings to the customer are accumulated and reported as part of other assets, which as of March 31, 2003 and December 31, 2002 were $34.3 million and $3.5 million, respectively. Costs incurred in excess of (less than)

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


 costs recognized are accumulated and reported as part of other assets (other long-term liabilities), which as of March 31, 2003 and December 31, 2002 were ($7.6) million and $24.9 million, respectively.

         Beginning October 1, 2002, the Company's technical services group is reported as a separate business segment, with the first three quarters of 2002 adjusted to reflect the change in presentation, which had no effect on consolidated gross margin, earnings from operations or net earnings (loss). The consolidated statement of operations for three months ended March 31, 2002, reflects an increase in revenues and operating costs of $15.7 million for the change in presentation.

Stock-Based Compensation

         The Company uses the intrinsic value based method of accounting for stock-based compensation prescribed by Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations. Under this method, the Company records no compensation expense for stock options granted when the exercise price for options granted is equal to the fair market value of the Company's stock on the date of the grant.

         Under SFAS No. 123, the fair value of stock-based awards is calculated using option pricing models. The Company's calculations were made using the Black-Scholes option pricing model with the following significant assumptions:

                                                       MARCH 31,
                                                 2003             2002
                                                -----------------------
Expected term...............................    5 years         5 years
Volatility..................................    60.44%          59.45%
Risk free interest rate.....................    3.19%           4.73%
Dividend yield..............................    0.00%           0.00%

         The weighted average fair values per share of options granted during the three months ended March 31, 2003 and 2002 were $8.31 and $7.94, respectively.

         If the fair value based method of accounting prescribed by SFAS No. 123 had been applied, the Company's pro forma net earnings (loss), net earnings
(loss) per share and stock-based compensation cost would approximate the amounts indicated below. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                   2003                2002
                                                                               ------------        -----------
                                                                                       (IN THOUSANDS, EXCEPT
                                                                                        PER SHARE AMOUNTS)
Net earnings, as reported...............................................       $     3,748         $      109
Add: Stock-based compensation included in reported net
  earnings, net of tax..................................................                 -                  -
Deduct: Total stock-based employee compensation expense
  determined under the fair value method, net of tax....................            (2,992)            (2,003)
                                                                               -----------         ----------
Pro forma net earnings (loss)...........................................       $       756         $   (1,894)
                                                                               ===========         ===========

Net earnings (loss) per share:
  Basic-- as reported...................................................       $      0.03         $        -
  Basic-- pro forma.....................................................       $         -         $    (0.01)
  Diluted-- as reported.................................................       $      0.03         $        -
  Diluted-- pro forma...................................................       $         -         $    (0.01)

Sale of Non-Core Assets

         The Company is currently exploring various opportunities to reduce debt through sales of certain non-core assets. The Company has agreed to sell certain non-core marine assets for approximately $170.0 million. The transaction is subject to

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


numerous contingencies, including inspection of the rigs to the buyer's satisfaction and the buyer's obtaining certain approvals. Accordingly, no assurance can be given that the sale will be completed.

Supplemental Cash Flow Information

         Non cash transactions are as follows:


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                        2003           2002
                                                     -----------    ----------
                                                           (IN THOUSANDS)
Increase (decrease) in capital expenditures in
   accounts payable................................  $  (18,645)    $   23,793

New Accounting Pronouncements

         In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN No. 46 requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. FIN No. 46 also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. The Company has adopted the disclosure provisions of FIN No. 46, as well as the consolidation provisions of FIN No. 46 for variable interest entities created after January 31, 2003, and for variable interest entities in which the Company obtained an interest after January 31, 2003. With respect to variable interest entities in which a company holds a variable interest that is acquired before February 1, 2003, the consolidation provisions are required to be applied no later than the company's first fiscal year or interim period beginning after June 15, 2003. FIN No.46 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows when adopted.


2.       LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                                         MARCH 31,    DECEMBER 31,
                                                                                           2003           2002
                                                                                       ------------   ------------
                                                                                              (IN THOUSANDS)

         Senior secured term loan..................................................    $    198,000    $    198,500
         Senior secured revolving credit facilities................................         220,500         110,000
         9 3/8% Senior Notes due 2007..............................................         325,000         325,000
         10% Senior Notes due 2009.................................................         200,000         200,000
         Drillship loans...........................................................         222,615         231,966
         Semisubmersible loans.....................................................         197,085         215,371
         2 1/2% Convertible Senior Notes due 2007..................................         300,000         300,000
         Zero Coupon Convertible Senior Debentures due 2021........................               3          98,220
         Zero Coupon Convertible Subordinated Debentures due 2018..................         112,779         111,481
         Senior convertible notes payable..........................................          85,853          85,853
         Limited-recourse collateralized term loans................................           8,669          10,263
         Other notes payable.......................................................             245             575
                                                                                       ------------    ------------
                                                                                          1,870,749       1,887,229
         Current portion of long-term debt.........................................         183,336          95,610
                                                                                       ------------    ------------
         Long-term debt, net of current portion....................................    $  1,687,413    $  1,791,619
                                                                                       ============    ============

         The Company has a senior secured revolving credit facility with a group of banks that provides aggregate availability of up to $250.0 million. The Company may issue up to $50.0 million of letters of credit under the facility. As of March 31, 2003, $135.5 million of borrowings and an additional $17.4 million of letters of credit were outstanding under the facility. The Company also has a senior revolving credit facility with non-U.S. banks that provides aggregate availability

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


of up to $95.0 million. As of March 31, 2003, there was $85.0 million outstanding under this credit facility. Together with the revolving credit facility discussed above, the Company had $107.1 million in aggregate availability as of March 31, 2003.

         In January 2003, the Company purchased substantially all of the outstanding zero coupon convertible senior debentures due 2021 for $98.2 million. In March 2003, the Company offered to purchase for cash all of the outstanding zero coupon convertible subordinated debentures due 2018 on April 24, 2003, as required by the terms of the debentures, and $226.5 million face amount of the debentures were surrendered for purchase. The Company paid $112.0 million to purchase such debentures, which was equal to their accreted value on such date. The purchase price was funded through borrowings under the Company's senior secured revolving credit facilities and available cash. As of March 31, 2003, the zero coupon convertible subordinated debentures were classified as long-term debt based on the Company's intended refinancing of the debentures with its senior secured revolving credit facility. Debentures with a face amount of $2.1 million, and an accreted value of $1.1 million as of April 24, 2003, were not surrendered for purchase and remain outstanding.

         In April and May 2003, the Company issued $300 million aggregate principal amount of 3.25% convertible senior notes due 2033. Substantially all of the net proceeds (after estimated expenses) of approximately $294.8 million were or are to be used to repay amounts outstanding under the Company's $250 million senior secured revolving credit facility and $95 million senior revolving credit facility, which included borrowings used to fund a portion of the purchase price of the zero coupon convertible subordinated debentures due 2018. The notes bear interest at a rate of 3.25% per annum. The Company also will pay contingent interest during any six-month interest period commencing on or after May 1, 2008 for which the trading price of the notes for each of the five trading days immediately preceding such period equals or exceeds 120% of the principal amount of the notes. Beginning May 5, 2008, the Company may redeem any of the notes at a redemption price of 100% of the principal amount redeemed plus accrued and unpaid interest. In addition, noteholders may require the Company to repurchase the notes on May 1 of 2008, 2010, 2013, 2018, 2023 and 2028 at a repurchase price of 100% of the principal amount redeemed plus accrued and unpaid interest. The Company may elect to pay all or a portion of the repurchase price in common stock instead of cash, subject to certain conditions. The notes are convertible under specified circumstances into shares of the Company's common stock at a conversion rate of 38.9045 shares per $1,000 principal amount of notes (which is equal to a conversion price of $25.704), subject to adjustment. Upon conversion, the Company will have the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and common stock.

         As of March 31, 2003, $32.7 million of the Company's cash balances, which amount is included in restricted cash, consists of funds held in trust in connection with the Company's drillship and semisubmersible loans and its limited-recourse collateralized term loans and, accordingly, is not available for use by the Company.

3.       INCOME TAXES

         The Company's consolidated effective income tax rate for the three months ended March 31, 2003 was 27.9%, as compared to 17.0% for the three months ended March 31, 2002. The increase in the effective tax rate resulted primarily from decreased income in foreign jurisdictions with zero to low effective tax rates and increased income in higher tax jurisdictions.

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

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


         The following table presents information necessary to calculate basic and diluted net earnings per share:

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  ----------------------
                                                                     2003         2002
                                                                  ---------     --------
                                                                        (IN THOUSANDS)
          Net earnings........................................    $   3,748     $    109
          Interest expense on convertible debentures and notes            -            -
          Income tax effect...................................            -            -
                                                                  ---------     --------
          Adjusted net earnings...............................    $   3,748     $    109
                                                                  =========     ========

          Weighted average shares outstanding ................      134,131      132,863
          Convertible debentures and notes....................            -            -
          Stock options ......................................          709          953
                                                                  ---------     --------
          Adjusted weighted average shares outstanding........      134,840      133,816
                                                                  =========     ========

         The calculation of diluted weighted average shares outstanding excludes
34.3 million and 29.8 million common shares for the three months ended March 31, 2003 and 2002, respectively, issuable pursuant to convertible debt and outstanding options. These shares were excluded as their effect was antidilutive or the exercise price of stock options exceeded the average price of the Company's common stock for the period.



5.       COMMITMENTS AND CONTINGENCIES

         In April 2002, the Company contributed $14.1 million to the settlement of a wage-related antitrust lawsuit, of which $5.1 million, not within the policy limits of the Company's insurance, had previously been recognized in 2001. The Company's insurance carrier has not yet agreed to pay the remaining amount, and the Company has commenced litigation against this insurer. The Company believes it will prevail in this matter and collect the approximately $10.2 million receivable, representing the insured settlement amount and legal costs, included in other assets in the accompanying balance sheet.

         Since the second quarter of 2002, Venezuela has experienced political and economic turmoil, including prolonged labor strikes, demonstrations and an attempt to overthrow the government. Much of the turmoil has negatively impacted Petroleos de Venezuela, S.A. ("PDVSA"), which is the Company's principal customer in Venezuela, and led to the dismissal of more than 12,000 PDVSA employees by the government. The implications and results of the political, economic and social instability in Venezuela are uncertain at this time, but the instability has had and is continuing to have an adverse effect on the Company's business. As of March 31, 2003, 16 of the Company's 47 rigs in the country were working. Venezuela implemented exchange controls, which together with recent employee dismissals and reorganization within PDVSA, have led to a slower rate of collection of the Company's trade receivables and could limit the Company's ability to convert local currency into U.S. dollars and transfer funds out of Venezuela.

         The Company is routinely involved in other litigation, claims and disputes incidental to its business, which at times involves claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the existing litigation will have a material adverse effect on the Company's financial position, results of operations or cash flows.

6.       INVESTMENT IN AMETHYST JOINT VENTURE

         As of March 31, 2003, the Company had a 30.0% equity interest in a joint venture company that is constructing two dynamically-positioned, deepwater semisubmersible drilling rigs, currently referred to as the Amethyst 4 and Amethyst 5. The rigs are being constructed at a shipyard in Maine and are anticipated to be completed in late 2003. The joint venture company has financed 87.5% of the cost of construction of these rigs through credit facilities, with repayment of the

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


borrowings under those facilities guaranteed by the United States Maritime Administration ("MARAD"). Advances under the credit facilities are being provided without recourse to any of the joint venture owners. The remaining 12.5% of the cost of construction is being provided by the joint venture company from equity contributions that have been made by the joint venture partners. Through March 31, 2003, the Company's equity contributions to the joint venture totaled $29.9 million, including capitalized interest of $6.4 million. Based on the availability of funds under performance and payment bonds issued on behalf of a prior construction contractor and draws remaining under the MARAD-guaranteed credit facilities, the Company believes the Amethyst 4 and Amethyst 5 will be completed without requiring additional contributions by the joint venture partners.

7.       SEGMENT INFORMATION

         The following table sets forth selected consolidated financial information of the Company by operating segment:

                                              THREE MONTHS ENDED MARCH 31,
                                          ------------------------------------
                                                2003                2002
                                          ----------------    ----------------
                                           (IN MILLIONS, EXCEPT PERCENTAGES)
Revenues:
   Gulf of Mexico ......................  $  56.3     14.2%  $  32.6    10.9%
   International offshore...............    163.1     41.3     159.7    53.5
   International land...................     99.8     25.2      73.1    24.5
   E&P services  .......................     24.6      6.2      17.1     5.7
   Technical services...................     51.6     13.1      16.1     5.4
                                          -------    -----   -------   -----
         Total revenues.................    395.4    100.0     298.6   100.0
                                          -------    -----   -------   -----

Operating Costs:
   Gulf of Mexico ......................     43.1     16.4      29.6    15.7
   International offshore...............     81.0     30.8      80.2    42.8
   International land...................     68.2     26.0      50.0    26.7
   E&P services  .......................     18.1      6.9      11.9     6.4
   Technical services...................     52.3     19.9      15.7     8.4
                                          -------    -----   -------   -----
         Total operating costs..........    262.7    100.0     187.4   100.0
                                          -------    -----   -------   -----

Gross Margin:
   Gulf of Mexico ......................     13.2     10.0       3.0     2.7
   International offshore...............     82.1     61.9      79.5    71.5
   International land...................     31.6     23.8      23.1    20.8
   E&P services  .......................      6.5      4.9       5.2     4.7
   Technical services...................     (0.7)    (0.6)      0.4     0.3
                                          -------    -----   -------   -----
         Total gross margin.............  $ 132.7    100.0%  $ 111.2   100.0%
                                          =======    =====   =======   =====

 Significant Customers

         No single customer accounted for 10% or more of consolidated revenues for the three months ended March 31, 2003. Two customers in the international offshore segment accounted for approximately $73.1 million, or 24.5%, of consolidated revenues for the three months ended March 31, 2002.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Pride International, Inc.:

         We have reviewed the accompanying consolidated balance sheet of Pride International, Inc. as of March 31, 2003, and the related consolidated statements of operations and cash flows for the three month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

         We have previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated March 25, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                                    PricewaterhouseCoopers LLP

Houston, Texas
May 15, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion and analysis in conjunction with the accompanying unaudited consolidated financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2002. The following information contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.

GENERAL

         We provide contract drilling and related services to oil and gas companies worldwide, operating both offshore and on land. As of April 30, 2003, we operated a global fleet of 331 rigs, including two ultra-deepwater drillships, 11 semisubmersible rigs, 35 jackup rigs, 29 tender-assisted, barge and platform rigs and 254 land-based drilling and workover rigs. We operate in more than 30 countries and marine provinces. We have five principal operating segments: Gulf of Mexico, International Offshore, International Land, E&P Services and Technical Services.

BUSINESS ENVIRONMENT AND OUTLOOK

   General

         Our revenues depend principally upon the number of our available rigs, the number of days these rigs are utilized and the contract day rates received. The number of days our rigs are utilized and the contract day rates received are largely dependent upon the balance of supply and demand for drilling and related services in the different geographic regions in which we operate. The number of available rigs may increase or decrease as a result of the acquisition, relocation or disposal of rigs, the construction of new rigs and the number of rigs being upgraded or repaired at any time. In order to improve utilization or realize higher contract day rates, we may mobilize our rigs from one market to another.


         Oil and gas companies' exploration and development drilling programs drive the demand for drilling and related services. These drilling programs are affected by their expectations about oil and natural gas prices, anticipated production levels, demand for crude oil and natural gas products, government regulations and many other factors. Oil and gas prices are volatile, which has historically led to significant fluctuations in expenditures for oil and gas drilling and related services.

         The following table summarizes average daily revenue and percentage utilization for our Gulf of Mexico and international offshore rig fleets for the three months ended March 31, 2003 and 2002. In this quarterly report, average daily revenue information is based on total revenues for each rig type divided by actual days worked by all rigs of that type. Average daily revenue will differ from average contract day rates for a rig due to billing adjustments for any non-productive time, mobilization fees, performance bonuses and charges to the customer for ancillary services. Percentage utilization is calculated as the total days worked divided by the total days available for work by all rigs of that type.

                                                 THREE MONTHS ENDED MARCH 31,
                                                2003                         2002
                                    ------------------------------------------------------
                                    DAILY REVENUE   UTILIZATION   DAILY REVENUE   UTILIZATION
                                   --------------   -----------   -------------   -----------
GULF OF MEXICO
   Jackup Rigs...................    $   30,500         62%       $   26,100         34%
   Platform Rigs.................    $   20,100         30%       $   19,700         40%
INTERNATIONAL OFFSHORE
   Drillships/Semisubmersible
   Rigs..........................    $  112,700         95%       $  134,400         95%
   Jackup Rigs...................    $   50,300         88%       $   49,600         80%
   Tender and Barge Rigs.........    $   33,400         88%       $   34,700         94%

   Gulf of Mexico

         Throughout 2002 and the first three months of 2003, we experienced particularly weak conditions in the U.S. Gulf of Mexico jackup and platform rig markets. High natural gas inventory storage levels at the start of 2002 resulted in reduced demand for rig services. Although natural gas prices have recently increased significantly and natural gas storage levels have declined dramatically, demand for drilling services in the U.S. Gulf of Mexico has shown only a marginal improvement to date. Recently, however, we have seen an increase in demand for platform rigs and we have obtained contracts for six platform rigs that are expected to commence operations by mid-May 2003.

         In response to the poor market conditions, we have actively marketed a number of rigs in our U.S. Gulf of Mexico fleet to international markets. During 2002, we obtained long-term contracts for nine jackup rigs and one platform rig with Petroleos Mexicanos S.A. ("Pemex") in the Mexican sector of the Gulf of Mexico and for two jackup rigs in other international markets, one in Nigeria and one in India. Additionally, we obtained a long-term contract with Pemex in Mexico for the Pride South Seas, a semisubmersible rig that we mobilized from South Africa. All of these rigs completed redeployment in 2002 and worked throughout the first three months of 2003. We continue to market additional rigs into Mexico and other international markets as suitable opportunities arise. There can be no assurance, however, that any additional contracts will result from these efforts.

         As of April 30, 2003, nine of our Gulf of Mexico jackups were working offshore Mexico on contracts with an average remaining term of 2.7 years and an average contract day rate of $34,000, seven were working in the U.S. Gulf of Mexico, of which five were on short-term contracts, with an average contract day rate of $23,500, and nine rigs were available. Additionally, two of our platform rigs were working offshore Mexico on contracts with an average contract day rate of $19,600 and two were working in the U.S. Gulf of Mexico at an average contract day rate of $13,700.

         We expect that revenues and gross margins derived from our entire Gulf of Mexico operations will continue to improve during the remainder of 2003 due to the impact of the newly obtained contracts for the six platform rigs in the U.S. sector of the Gulf. In addition, the timing and terms under which any of our available jackup rigs are contracted could have a significant impact on our results.

   International Offshore

         Our international offshore segment has continued to experience high levels of activity, and we have maintained essentially full utilization of six of our seven high-specification deepwater rigs throughout the first three months of 2003. The seventh deepwater rig, the Pride South America semisubmersible rig, received its five-year periodic inspection and related maintenance in the first quarter of 2003 and was out of service for approximately 70 days.

         Our intermediate water-depth semisubmersibles experienced 88% utilization during the first quarter of 2003. The non-productive time was primarily due to one of the rigs undergoing its five-year periodic survey during the period. We expect to achieve near full utilization of these rigs during the remainder of 2003.

         Following the transfer of two independent-leg jackup rigs to Nigeria and India under two-year contracts in 2002, we currently have eight jackup rigs working in international waters outside of the Gulf of Mexico. All of these rigs are currently working under long-term contracts, two of which are expected to expire in the third quarter of 2003. These jackup rigs experienced 88% utilization in the first quarter of 2003. The non-productive time was primarily due to two of these rigs undergoing shipyard repairs in the period. Additionally, we manage two jackup rigs on behalf of Petroleos de Venezuela, S.A. ("PDVSA") in Venezuela under contracts that expire in June 2003.

   International Land

         During 2002, our international land segment was adversely affected by the economic and political instability in Argentina. The Argentine peso declined in value against the U.S. dollar following the Argentine government's decision to abandon the country's fixed dollar-to-peso exchange rate at the end of 2001. The devaluation, coupled with the government's mandated conversion of all dollar-based contracts to pesos, severely pressured our margins. During the first quarter of 2002, we engaged in discussions with all of our Argentine customers regarding recovery of losses sustained from the devaluation of accounts receivable and the basis on which new business would be contracted. We restructured most of our contracts on a basis that we believe limits our exposure to further devaluations. Activity levels have recovered from mid-2002 as high oil prices positively impacted our customers' cash flows. The average rate of utilization of our rig fleet in Argentina was 87% in the three months ended March 31, 2003 as compared with 57% in the corresponding period in 2002. As of April 30, 2003, 131 rigs, or 88% of our total fleet of 149 rigs, in Argentina were under contract.

         Venezuela also has been experiencing political, economic and social instability. A prolonged strike by PDVSA employees that ended in February 2003 led to the dismissal of more than 12,000 employees by the government. The recent turmoil in Venezuela led to a reduction in our level of operations in that country during the first quarter of 2003. Since the conclusion of the strike, our rig activity has recovered and currently exceeds the level that existed before the strike. As of April 30, 2003, we had 15 rigs, or 36% of our land-based rigs, and all five of our offshore rigs in Venezuela under contract as compared with only seven rigs at the end of the strike. Venezuela has also recently implemented exchange controls which, together with recent employee dismissals and reorganization within PDVSA, initially led to a slower rate of collection of our trade receivables, which has recently improved, and could limit our ability to convert local currency to U.S. dollars and transfer funds out of the country. Our billed trade receivables in Venezuela decreased from $30.6 million as of December 31, 2002 to $26.9 million as of March 31, 2003. Management believes that all such receivables will be recovered and that the recently implemented exchange controls will not have a significant impact on our financial position or results of operations.

         Revenues and gross margins from our international land segment are expected to improve throughout the remainder of 2003 due to the recovery of activity in Venezuela. Additionally, the first of two large land rigs to work in Kazakhstan, which has been earning a standby rate since being accepted by the customer in November 2002, has commenced operations on an artificial island in the Caspian Sea. The second rig has been mobilized to the drilling location and is expected to commence operations early in the third quarter of 2003.

   E&P Services

         Our E&P services activity is generated predominately in South America and was negatively impacted by the crises in Argentina and Venezuela in 2002. Revenues in the first three months of 2003, increased due to the recovery of activity in Argentina and to the commencement of E&P services activity in Brazil. Revenues from E&P services are expected to increase further in subsequent quarters due to the improvement of the situation in Venezuela and to the commencement of new integrated project management contracts in Argentina, as well as the start-up of cementing operations in Mexico.

   Technical Services

         The technical services group has five major projects ongoing to design, engineer, manage construction of and commission deepwater platform drilling rigs, which are being constructed on behalf of two major oil company customers. The platforms include spars, tension-leg platforms and other designs. We also are to provide drilling operations management of the rig packages once they have been installed on the platforms. The first platform drilling rig is being mated with the platform before being towed to Angola, where it is expected to commence drilling operations in late 2003. The four other platform rigs are expected to enter into service between late 2004 and 2005.

RESULTS OF OPERATIONS

         We have presented in the following table selected consolidated financial and operational information by operating segment:

                                               THREE MONTHS ENDED MARCH 31,
                                              2003                 2002
                                         ----------------    ----------------
                                            (IN MILLIONS, EXCEPT PERCENTAGES)

Revenues:
   Gulf of Mexico ...................... $  56.3     14.2%   $  32.6     10.9%
   International offshore...............   163.1     41.3      159.7     53.5
   International land...................    99.8     25.2       73.1     24.5
   E&P services  .......................    24.6      6.2       17.1      5.7
   Technical services...................    51.6     13.1       16.1      5.4
                                         -------    -----    -------    -----
         Total revenues.................   395.4    100.0      298.6    100.0
                                         -------    -----    -------    -----

Operating Costs:
   Gulf of Mexico ......................    43.1     16.4       29.6     15.7
   International offshore...............    81.0     30.8       80.2     42.8
   International land...................    68.2     26.0       50.0     26.7
   E&P services  .......................    18.1      6.9       11.9      6.4
   Technical services...................    52.3     19.9       15.7      8.4
                                         -------    -----    -------    -----
         Total operating costs..........   262.7    100.0      187.4    100.0
                                         -------    -----    -------    -----

Gross Margin:
   Gulf of Mexico ......................    13.2     10.0        3.0      2.7
   International offshore...............    82.1     61.9       79.5     71.5
   International land...................    31.6     23.8       23.1     20.8
   E&P services  .......................     6.5      4.9        5.2      4.7
   Technical services...................    (0.7)    (0.6)       0.4      0.3
                                         -------    -----    -------    -----
         Total gross margin............. $ 132.7    100.0%   $ 111.2    100.0%
                                         =======    =====    =======    =====

         Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002.

         Revenues. Revenues for the three months ended March 31, 2003 were $96.8 million, or 32.4%, higher than in the three months ended March 31, 2002, due primarily to increased activity and day rates for our jackup rigs in the Gulf of Mexico, an increase in land drilling activity due to the recovery in Argentina, increased activity in Chad, the start-up of activity in Kazakhstan and an increase in design, engineering and construction management services being provided by our technical services group.

         Operating Costs. Operating costs for the quarter ended March 31, 2003 were $75.3 million, or 40.2%, higher than in the corresponding quarter of 2002 due to increased costs associated with rigs that operated during the first quarter of 2003 that were stacked or being upgraded during the first quarter of 2002, the start-up of activity in Kazakhstan and the increased number of technical services projects. These increases in costs were partially offset by the favorable impact of the devaluation of the currencies in Argentina and Venezuela on expenses denominated in their local currencies. Operating costs as a percentage of revenues increased by 3.7% to 66.4% in the quarter ended March 31, 2003, from 62.8% in the corresponding quarter in 2002, principally due to an increase in low margin activity associated with our technical services segment.

         Depreciation and Amortization. Depreciation expense increased by $6.1 million, or 11.1%, to $60.8 million in the quarter ended March 31, 2003, from $54.7 million in the corresponding period in 2002. The increase is primarily attributable to depreciation on rig refurbishments and upgrades and other capital projects completed after the first quarter of 2002.

         Selling, General and Administrative. Selling, general and administrative expenses increased by $0.3 million, or 1.5%, to $23.7 million for the three months ended March 31, 2003, from $23.4 million for the three months ended March 31, 2002, primarily due to salary increases.

         Other Income (Expense). Other expense for the three months ended March 31, 2003 increased by $8.2 million, or 29.9%, as compared to the corresponding period in 2002. Interest expense increased by $1.5 million principally due to an increase in the average amount of outstanding debt and to a reduction in interest capitalized from $0.9 million in the three months ended March 31, 2002 to $0.3 million in the three months ended March 31, 2003. Interest income declined $1.1 million due to a reduction in average cash balances held on deposit and to a reduction in interest rates. Other, net, which is an expense in the three-month period ended March 31, 2003, was principally comprised of net foreign exchange losses on our Euro and Venezuelan Bolivar denominated net monetary assets. Other, net in the corresponding period in 2002 was principally comprised of net unrealized foreign exchange gains.

         Income Tax Provision. Our consolidated effective income tax rate for the three months ended March 31, 2003 was 27.9%, as compared to 17.0% for the corresponding period in 2002. The increase in the effective tax rate resulted primarily from decreased income in foreign jurisdictions with zero to low effective tax rates and increased income in higher tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

         We had net working capital of $45.8 million and $122.5 million as of March 31, 2003 and December 31, 2002, respectively. Our current ratio, the ratio of current assets to current liabilities, was 1.1 as of March 31, 2003 and 1.2 as of December 31, 2002. The decrease in net working capital was attributable primarily to a decrease in cash used to repurchase our remaining outstanding zero coupon convertible senior debentures in January 2003 and an increase in the current portion of long-term debt as a result of the reclassification of approximately $86 million of senior convertible notes that mature in March 2004 from long-term to current liabilities.

         We have a senior secured revolving credit facility with a group of banks that provides aggregate availability of up to $250.0 million. Letters of credit of up to $50.0 million may be issued under the facility. As of March 31, 2003, $135.5 million of borrowings and an additional $17.4 million of letters of credit were outstanding under the facility. We also have a senior secured revolving credit facility with non-U.S. banks that provides aggregate availability of up to $95.0 million. As of March 31, 2003, there was $85.0 million outstanding under this credit facility.

         In January 2003, we purchased substantially all of our outstanding zero coupon convertible senior debentures due 2021 for $98.2 million. In March 2003, we offered to purchase for cash all of the outstanding zero coupon convertible subordinated debentures due 2018 on April 24, 2003, as required by the terms of the debentures, and $226.5 million face amount of the debentures were surrendered for purchase. We paid $112.0 million to purchase those debentures, which was equal to their accreted value on such date. The purchase price was funded through borrowings under our senior secured revolving credit facilities and available cash. Debentures with a face amount of $2.1 million, and an accreted value of $1.1 million as of April 24, 2003, were not surrendered for purchase and remain outstanding.

         In April and May 2003, we issued $300 million aggregate principal amount of 3.25% convertible senior notes due 2033. Substantially all of the net proceeds (after estimated expenses) of approximately $294.8 million were or are to be used to repay amounts outstanding under our $250 million senior secured revolving credit facility and $95 million senior revolving credit facility, which included borrowings used to fund a portion of the purchase price of our zero coupon convertible subordinated debentures due 2018. The notes bear interest at a rate of 3.25% per annum. We also will pay contingent interest during any six-month interest period commencing on or after May 1, 2008 for which the trading price of the notes for each of the five trading days immediately preceding such period equals or exceeds 120% of the principal amount of the notes. Beginning May 5, 2008, we may redeem any of the notes at a redemption price of 100% of the principal amount redeemed plus accrued and unpaid interest. In addition, noteholders may require us to repurchase the notes on May 1 of 2008, 2010, 2013, 2018, 2023 and 2028 at a repurchase price of 100% of the principal amount redeemed plus accrued and unpaid interest. We may elect to pay all or a portion of the repurchase price in common stock instead of cash, subject to certain conditions. The notes are convertible under specified circumstances into shares of our common stock at a conversion rate of 38.9045 shares per $1,000 principal amount of notes (which is equal to a conversion price of $25.704), subject to adjustment. Upon conversion, we will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and common stock. After the application of the net proceeds from the offering of the notes, as of April 30, 2003, we had outstanding borrowings of $95.0 million and aggregate availability of $242.6 million under our senior secured revolving credit facilities.

         Additions to property and equipment during the three months ended March 31, 2003 totaled $48.4 million, including $16.1 million for the upgrade of one large land rig to work in Kazakhstan, $12.2 million for the acquisition of the Viking, a conventionally moored semisubmersible rig, $9.0 million for other rig upgrades, refurbishments and reactivations, and approximately $11.1 million for sustaining capital projects. Approximately $18.4 million of these expenditures have been reimbursed by our customers.

         As of March 31, 2003, we had a 30.0% equity interest in a joint venture company that is constructing two dynamically-positioned, deepwater semisubmersible drilling rigs, currently referred to as the Amethyst 4 and Amethyst 5. The rigs are being constructed at a shipyard in Maine and are anticipated to be completed in late 2003. The joint venture company has financed 87.5% of the cost of construction of these rigs through credit facilities, with repayment of the borrowings under those facilities guaranteed by the United States Maritime Administration ("MARAD"). Advances under the credit facilities are being provided without recourse to any of the joint venture owners. The remaining 12.5% of the cost of construction is being provided by the joint venture company from equity contributions that have been made by the joint venture partners. Through March 31, 2003, our equity contributions to the joint venture totaled $29.9 million, including capitalized interest of $6.4 million. Based on the availability of funds under performance and payment bonds issued on behalf of a prior construction contractor and draws remaining under the MARAD-guaranteed credit facilities, we believe the Amethyst 4 and Amethyst 5 will be completed without requiring additional contributions by the joint venture partners.

         As of March 31, 2003, we had approximately $4.3 billion in total assets and $1.9 billion of long-term debt and capital lease obligations. We do not expect that our level of total indebtedness will have a material adverse impact on our financial position, results of operations or liquidity in future periods.

         As of March 31, 2003, $32.7 million of our cash balances, which amount is included in restricted cash, consists of funds held in trust in connection with our drillship and semisubmersible loans and our limited-recourse collateralized term loans and, accordingly, is not available for our use.

         Management believes that the cash and cash equivalents on hand, together with the cash generated from our operations and borrowings under our credit facilities, will be adequate to fund normal ongoing capital expenditures, working capital and debt service requirements for the foreseeable future.

         We expect to continue to redeploy assets to more active regions and to explore opportunities to expand our operations through rig upgrades and acquisitions from time to time. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. From time to time, we have one or more bids outstanding for contracts that could require significant capital expenditures and mobilization costs. We expect to fund acquisitions and project opportunities primarily through a combination of working capital, cash flow from operations and full or limited recourse debt or equity financing. In addition, we may consider from time to time opportunities to dispose of non-core assets where we believe the capital could be more effectively deployed to reduce debt or for other purposes. In this connection, we have agreed to sell certain non-core marine assets for approximately $170.0 million. The transaction is subject to numerous contingencies, including inspection of the rigs to the buyer's satisfaction and the buyer's obtaining certain approvals. Accordingly, no assurance can be given that the sale will be completed.

RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN No. 46 requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. FIN No. 46 also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. We have adopted the disclosure provisions of FIN No. 46, as well as the consolidation provisions of FIN No. 46 for variable interest entities created after January 31, 2003, and for variable interest entities in which we have obtained an interest after January 31, 2003. With respect to variable interest entities in which a company holds a variable interest that is acquired before February 1, 2003, the consolidation provisions are required to be applied no later than the company's first fiscal year or interim period beginning after June 15, 2003. FIN No. 46 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows when adopted.

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

         o market conditions, expansion and other development trends in the contract drilling industry

         o   utilization rates and contract rates for rigs

         o future capital expenditures and investments in the construction, acquisition and refurbishment of rigs (including the amount and nature thereof and the timing of completion thereof)

         o   future asset sales

         o   completion and employment of rigs under construction

         o   repayment of debt

         o   business strategies

         o   expansion and growth of operations

         o   future exposure to currency devaluations

         o   future operating results and financial condition and

         o   the effectiveness of our disclosure controls and procedures

         We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including the following:

         o   general economic business conditions

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For information regarding our exposure to certain market risks, see "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2002. There have been no material changes to the disclosure regarding our exposure to certain market risks made in the annual report. For additional information regarding our long-term debt, see Note 2 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

         Beginning with the year ending December 31, 2003, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal controls report with our annual report on Form 10-K. The internal controls report must assert (i) management's responsibilities to establish and maintain adequate internal controls and procedures for financial reporting and (ii) management's conclusions as to the effectiveness of these internal controls and procedures, based on management's evaluation of them at year end. Our auditors will be required to attest to and report on these assertions. In order to achieve compliance with Section 404 within the statutory period, management has formed an internal controls steering committee and adopted a detailed project work plan to assess the adequacy of our internal controls, remediate any control weaknesses that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. As a result of this initiative, we may make changes in our internal controls from time to time during the period prior to December 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The information set forth in Note 2 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q and in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Quarterly Report on Form 10-Q regarding the issuance on April 24, 2003 of $250 million aggregate principal amount of our 3.25% convertible senior notes due 2033 and on May 9, 2003 of an additional $50 million aggregate principal amount of notes is incorporated by reference in response to this item. We have been advised by Morgan Stanley & Co. Incorporated, the initial purchaser of the notes, that the notes were issued only to "qualified institutional buyers" in reliance on Rule 144A under the Securities Act of 1933. The notes were issued at 100% of the principal amount thereof, plus accrued interest. The initial purchaser purchased the notes from us at 98.5% of the principal amount thereof, plus accrued interest.

         The notes are convertible into shares of our common stock at a conversion rate of 38.9045 shares per $1,000 principal amount of notes (which is equal to a conversion price of $25.704), subject to adjustment, but only prior to the close of business on May 1, 2033 and only under any of the following circumstances: (1) during any quarter commencing after June 30, 2003 for which the closing sale price of our common stock exceeded 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (2) during the five business day period immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each day of that period was less than 98% of the product of the closing sale price of our common stock and the conversion rate; (3) if the notes have been called for redemption; or
(4) upon the occurrence of specified corporate events.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits*

15       --       Awareness letter of PricewaterhouseCoopers LLP.

99       --       Certification of the Chief Executive  Officer and the Chief
                  Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


-------------------
* Pride and its subsidiaries are parties to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii) (A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.


 (b)     Reports on Form 8-K

         In a Current Report on Form 8-K submitted to the SEC on January 27, 2003, we (i) furnished pursuant to Item 9 of Form 8-K information regarding the contract status of our rigs posted to our website on January 24, 2003 and (ii) furnished pursuant to Item 7 of Form 8-K the related website posting.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                            PRIDE INTERNATIONAL, INC.


                                            By:  /s/ EARL W. MCNIEL
                                                 ------------------------------
                                                        (EARL W. MCNIEL)
                                                     VICE PRESIDENT AND CHIEF
                                                        FINANCIAL OFFICER

Date:  May 15, 2003

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

Date:  May 15, 2003



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

Date:  May 15, 2003



By:      /s/   Earl W. McNiel
    ----------------------------------------
    Earl W. McNiel
    Vice President and
    Chief Financial Officer

                                INDEX TO EXHIBIT



Exhibit No.          Description
-----------          -----------

   15       --       Awareness letter of PricewaterhouseCoopers LLP.

   99       --       Certification of the Chief Executive  Officer and the Chief
                     Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002