Form 10-Q
period 2003-06-30
PRIDE INTERNATIONAL INC
filed 2003-08-14
CIK 833081

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

                                              Outstanding as of August 12, 2003
  Common Stock, par value $.01 per share                 135,119,806

================================================================================

                            PRIDE INTERNATIONAL, INC.

                                      INDEX



                                                                                                             PAGE NO.
                                                                                                             --------
PART I.       FINANCIAL INFORMATION

     Item 1.   Financial Statements

         Consolidated Balance Sheet as of June 30, 2003 and December 31, 2002.............................    2
         Consolidated Statement of Operations for the three months ended June 30, 2003 and 2002...........    3
         Consolidated Statement of Operations for the six months ended June 30, 2003 and 2002.............    4
         Consolidated Statement of Cash Flows for the six months ended June 30, 2003 and 2002.............    5
         Notes to Unaudited Consolidated Financial Statements.............................................    6
         Report of Independent Accountants................................................................   13

     Item 2.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...................................................................   14

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk.................................   23

     Item 4.   Controls and Procedures....................................................................   23

PART II. OTHER INFORMATION

     Item 2.   Changes in Securities and Use of Proceeds..................................................   24

     Item 4.   Submission of Matters to a Vote of Security Holders........................................   24

     Item 6.   Exhibits and Reports on Form 8-K...........................................................   25

     Signatures...........................................................................................   26

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PRIDE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT PAR VALUES)


                                                                                            JUNE 30,         DECEMBER 31,
                                                                                              2003               2002
                                                                                           ------------      ------------
                                                                                           (UNAUDITED)
                                            ASSETS
CURRENT ASSETS
     Cash and cash equivalents .......................................................     $     68,674      $    133,986
     Restricted cash .................................................................           52,161            52,700
     Trade receivables, net ..........................................................          314,457           265,885
     Parts and supplies, net .........................................................           81,490            64,920
     Deferred income taxes ...........................................................            3,320             3,332
     Other current assets ............................................................          173,797           148,561
                                                                                           ------------      ------------
         Total current assets ........................................................          693,899           669,384
                                                                                           ------------      ------------

PROPERTY AND EQUIPMENT, net ..........................................................        3,400,047         3,395,774
                                                                                           ------------      ------------

OTHER ASSETS
     Investments in and advances to affiliates .......................................           30,576            29,620
     Goodwill, net ...................................................................           69,014            72,014
     Other assets ....................................................................          167,276           158,203
                                                                                           ------------      ------------
         Total other assets ..........................................................          266,866           259,837
                                                                                           ------------      ------------
                                                                                           $  4,360,812      $  4,324,995
                                                                                           ============      ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable ................................................................     $    175,161      $    186,657
     Accrued expenses ................................................................          239,194           243,190
     Deferred income taxes ...........................................................              957               985
     Short-term borrowings ...........................................................           44,145            17,724
     Current portion of long-term debt ...............................................          184,414            95,610
     Current portion of long-term lease obligations ..................................            2,761             2,679
                                                                                           ------------      ------------
         Total current liabilities ...................................................          646,632           546,845
                                                                                           ------------      ------------

OTHER LONG-TERM LIABILITIES ..........................................................           97,983            91,145
LONG-TERM DEBT, net of current portion ...............................................        1,730,886         1,791,619
LONG-TERM LEASE OBLIGATIONS, net of current portion ..................................           11,155            12,511
DEFERRED INCOME TAXES ................................................................           75,931           100,966
MINORITY INTEREST ....................................................................           91,631            82,204
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 50,000 shares authorized; none issued ..........               --                --
     Common stock, $.01 par value; 400,000 shares authorized;
         135,116 and 134,453 shares issued; 134,747 and 134,084 shares outstanding ...            1,355             1,344
     Paid-in capital .................................................................        1,254,361         1,237,146
     Treasury stock, at cost .........................................................           (4,409)           (4,409)
     Accumulated other comprehensive income (loss) ...................................              728            (3,598)
     Retained earnings ...............................................................          454,559           469,222
                                                                                           ------------      ------------
         Total stockholders' equity ..................................................        1,706,594         1,699,705
                                                                                           ------------      ------------
                                                                                           $  4,360,812      $  4,324,995
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

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                    ------------------------------
                                                                       2003               2002
                                                                    ------------      ------------

REVENUES ......................................................     $    408,615      $    309,484
OPERATING COSTS ...............................................          309,530           195,565
                                                                    ------------      ------------

     Gross margin .............................................           99,085           113,919

DEPRECIATION AND AMORTIZATION .................................           59,463            56,370
SELLING, GENERAL AND ADMINISTRATIVE ...........................           29,965            22,291
                                                                    ------------      ------------

EARNINGS FROM OPERATIONS ......................................            9,657            35,258

OTHER INCOME (EXPENSE)
     Interest expense .........................................          (32,124)          (33,245)
     Interest income ..........................................              819             1,679
     Other income (expense), net ..............................            4,894            (2,182)
                                                                    ------------      ------------
         Total other expense, net .............................          (26,411)          (33,748)
                                                                    ------------      ------------

EARNINGS (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST .....          (16,754)            1,510

INCOME TAX PROVISION (BENEFIT) ................................           (2,509)            1,128

MINORITY INTEREST .............................................            4,166             4,695
                                                                    ------------      ------------

NET LOSS ......................................................     $    (18,411)     $     (4,313)
                                                                    ============      ============

NET LOSS PER SHARE
         Basic ................................................     $      (0.14)     $      (0.03)
         Diluted ..............................................     $      (0.14)     $      (0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING
         Basic ................................................          134,246           133,094
         Diluted ..............................................          134,246           133,094

         The accompanying notes are an integral part of the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                     SIX MONTHS ENDED
                                                                          JUNE 30,
                                                              ------------------------------
                                                                  2003             2002
                                                              ------------      ------------
REVENUES ................................................     $    804,036      $    608,041
OPERATING COSTS .........................................          572,227           382,963
                                                              ------------      ------------

     Gross margin .......................................          231,809           225,078

DEPRECIATION AND AMORTIZATION ...........................          120,259           111,075
SELLING, GENERAL AND ADMINISTRATIVE .....................           53,710            45,693
                                                              ------------      ------------

EARNINGS FROM OPERATIONS ................................           57,840            68,310

OTHER INCOME (EXPENSE)
     Interest expense ...................................          (64,803)          (64,380)
     Interest income ....................................            1,073             3,023
     Other income (expense), net ........................            1,630               134
                                                              ------------      ------------
         Total other expense, net .......................          (62,100)          (61,223)
                                                              ------------      ------------

EARNINGS (LOSS) BEFORE INCOME TAXES AND MINORITY
  INTEREST ..............................................           (4,260)            7,087

INCOME TAX PROVISION ....................................              976             2,078

MINORITY INTEREST .......................................            9,427             9,213
                                                              ------------      ------------

NET LOSS ................................................     $    (14,663)     $     (4,204)
                                                              ============      ============

NET LOSS PER SHARE
         Basic ..........................................     $      (0.11)     $      (0.03)
         Diluted ........................................     $      (0.11)     $      (0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING
         Basic ..........................................          134,189           132,979
         Diluted ........................................          134,189           132,979


         The accompanying notes are an integral part of the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                 SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                          ------------------------------
                                                                                              2003              2002
                                                                                          ------------      ------------
OPERATING ACTIVITIES
     Net loss .......................................................................     $    (14,663)     $     (4,204)
     Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities -
         Depreciation and amortization ..............................................          120,259           111,075
         Discount amortization on zero coupon convertible debentures ................            1,782             6,422
         Amortization of deferred loan costs ........................................            3,434             3,816
         (Gain) loss on sale of assets ..............................................              454              (124)
         Deferred income taxes ......................................................          (25,051)          (11,933)
         Minority interest ..........................................................            9,427             9,213
         Loss on early extinguishment of debt .......................................               --               937
         Changes in assets and liabilities, net of effects of acquisitions -
              Trade receivables .....................................................          (55,293)           49,017
              Parts and supplies ....................................................          (16,570)           (6,046)
              Other current assets ..................................................          (24,744)          (32,086)
              Other assets ..........................................................           (7,849)          (10,257)
              Accounts payable ......................................................          (34,805)          (77,100)
              Accrued expenses ......................................................              436            (2,798)
              Other liabilities .....................................................            8,408            (6,593)
                                                                                          ------------      ------------
                  Net cash provided by (used in) operating activities ...............          (34,775)           29,339
                                                                                          ------------      ------------

INVESTING ACTIVITIES
     Purchases of property and equipment ............................................          (93,897)          (64,802)
     Proceeds from dispositions of property and equipment ...........................              315               430
     Investments in and advances to affiliates ......................................             (956)             (598)
                                                                                          ------------      ------------
              Net cash used in investing activities .................................          (94,538)          (64,970)
                                                                                          ------------      ------------

FINANCING ACTIVITIES
     Proceeds from issuance of common stock .........................................           16,265                --
     Proceeds from exercise of stock options ........................................              961             4,656
     Proceeds from issuance of convertible senior debentures, net of issue costs ....          294,800           291,781
     Proceeds from debt borrowings ..................................................          454,252           260,000
     Reduction of debt ..............................................................         (702,816)         (441,093)
     Decrease in restricted cash ....................................................              539             3,454
                                                                                          ------------      ------------
              Net cash provided by financing activities .............................           64,001           118,798
                                                                                          ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................................          (65,312)           83,167
CASH AND CASH EQUIVALENTS, beginning of period ......................................          133,986            58,988
                                                                                          ------------      ------------

CASH AND CASH EQUIVALENTS, end of period ............................................     $     68,674      $    142,155
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

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

Principles of Consolidation and Reporting

     The unaudited consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Certain reclassifications have been made to the prior periods' condensed financial statements to conform with the current period presentation. Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 145, which eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as extraordinary items. Accordingly, the consolidated statement of operations for the three months and six months ended June 30, 2002 reflect reclassifications of $155,000 and $609,000, respectively, from extraordinary item into other, net and tax provision. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Pride International, Inc. (the "Company" or "Pride") included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Comprehensive Income

     Comprehensive income is the change in the Company's equity from all transactions except those resulting from investments by or distributions to owners. Comprehensive loss was as follows:


                                                  THREE MONTHS ENDED JUNE 30, 2003        SIX MONTHS ENDED JUNE 30, 2003
                                                  --------------------------------      --------------------------------
                                                      2003               2002               2003               2002
                                                  -------------      -------------      -------------      -------------
                                                                               (IN THOUSANDS)

Net loss ....................................     $     (18,411)     $      (4,313)     $     (14,663)     $      (4,204)
Foreign currency translation gain, net ......             3,261              2,164              4,326              1,699
                                                  -------------      -------------      -------------      -------------
Comprehensive loss ..........................     $     (15,150)     $      (2,149)     $     (10,337)     $      (2,505)
                                                  =============      =============      =============      =============

Rig Construction Contracts

     The Company has historically constructed drilling rigs only for its own use. However, at the request of some of its significant customers, the Company has entered into contracts to design, construct and mobilize specialized drilling rigs through the Company's technical services group. The Company also has entered into contracts to operate the rigs on behalf of the customers. Construction contract revenues and related costs are recognized using the percentage-of-completion method. Accordingly, the Company reviews contract price and cost estimates periodically as the work progresses and reflects adjustments in income (i) to recognize a gain proportionate to the percentage of completion in the case of projects showing an estimated profit at completion and (ii) to recognize the entire amount of the loss in the case of projects showing an estimated loss at completion. To the extent these adjustments result in an increase in previously reported losses or a reduction in or an elimination of previously reported profits with respect to a project, the Company would recognize a charge against current earnings.

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


    Beginning October 1, 2002, the Company's technical services group is reported as a separate business segment, with the first three quarters of 2002 adjusted to reflect the change in presentation, which had no effect on consolidated gross margin, earnings from operations or net earnings (loss). The consolidated statement of operations for the three and six months ended June 30, 2002, reflects increases in revenues and operating costs of $26.0 and $41.7 million, respectively for the change in presentation. See Note 2.

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

    If the fair value based method of accounting prescribed by SFAS No. 123 had been applied, the Company's pro forma net loss, net loss per share and stock-based compensation cost would approximate the amounts indicated below. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

                                                                THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                               -----------------------------    ------------------------------
                                                                   2003             2002           2003               2002
                                                               -------------    ------------    ------------      ------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss, as reported .....................................    $     (18,411)   $     (4,313)   $    (14,663)     $     (4,204)
Add: Stock-based compensation included in reported net
  earnings, net of tax ....................................               --              --              --                --
Deduct: Total stock-based employee compensation expense
  determined under the fair value method, net of tax ......           (3,960)         (1,689)         (6,952)           (3,692)
                                                               -------------    ------------    ------------      ------------
Pro forma net loss ........................................    $     (22,371)   $     (6,002)   $    (21,615)     $     (7,896)
                                                               =============    ============    ============      ============

Net loss per share:
  Basic -- as reported ....................................    $       (0.14)   $      (0.03)   $      (0.11)     $      (0.03)
  Basic -- pro forma ......................................    $       (0.17)   $      (0.05)   $      (0.16)     $      (0.06)
  Diluted -- as reported ..................................    $       (0.14)   $      (0.03)   $      (0.11)     $      (0.03)
  Diluted -- pro forma ....................................    $       (0.17)   $      (0.05)   $      (0.16)     $      (0.06)

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Sale of Non-Core Assets

    The Company may consider from time to time opportunities to dispose of non-core assets when it believes the capital could be more effectively deployed to reduce debt or for other purposes. In this connection, the Company previously reported that it had agreed to sell certain non-core marine assets for approximately $170 million. The transaction, which was subject to numerous contingencies, has been terminated. The Company continues, however, to discuss with potential buyers the possible sale of certain non-core assets. No assurance can be given that any such sale will be completed.

Supplemental Cash Flow Information

     Non-cash transactions for the six months ended June 30, 2003 and 2002 consisted of increases in capital expenditures included in accounts payable of $25.5 million and $46.7 million, respectively.

New Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN No. 46 requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. FIN No. 46 also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. The Company has adopted the disclosure provisions of FIN No. 46, as well as the consolidation provisions of FIN No. 46 for variable interest entities created after January 31, 2003, and for variable interest entities in which the Company obtained an interest after January 31, 2003. With respect to variable interest entities in which a company holds a variable interest that is acquired before February 1, 2003, the consolidation provisions are required to be applied no later than the company's first fiscal year or interim period beginning after June 15, 2003. The Company is currently evaluating these provisions of FIN No. 46, but does not expect them to have a material impact on the Company's consolidated financial position, results of operations or cash flows when adopted.

     The FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" during the second quarter of 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including those embedded in other contracts, and for hedging activities and is effective for contracts entered into or modified after June 30, 2003. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with both liability and equity characteristics and is effective at the beginning of the third quarter of 2003. SFAS Nos. 149 and 150 are not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows when effective.

2.   CONSTRUCTION PROJECTS

     During the second quarter of 2003, the Company recorded loss provisions, included in operating costs, totaling $46.9 million, or $30.5 million net of taxes at the U.S. statutory rate, relating to the construction of deepwater platform rigs (see Note 4). On several of these projects, costs are expected to substantially exceed revenues. Approximately $3.3 million, net of taxes, of the loss provision represents the elimination of previously reported estimated profits with respect to the projects and $27.2 million, net of taxes, represents a provision for currently estimated losses at completion on three of the four projects. The loss provision does not include certain adjustments to contract prices that the Company believes will qualify for revenue recognition in future periods. The fourth project is expected to result in a profit upon completion.

     Increased costs have resulted mainly from difficulties the Company has experienced with the initial shipyard constructing the first two rigs. In response to these difficulties, the Company has terminated its contract with the shipyard prior to the completion of the first two rigs. As a result, the Company has incurred substantial unplanned costs in completing the construction of the first unit in connection with its installation on the customer's platform. The Company also has engaged another shipyard to complete construction of the second rig. The aggregate costs paid to the initial shipyard and committed to the second shipyard, as well as costs to transfer the rig and components, have greatly exceeded budgeted expenditures for the project. In addition, because of the difficulties with the initial shipyard, the Company is now utilizing shipyards in the Asia Pacific region for the third and fourth deepwater rig projects. As a result, the lump sum contracts and anticipated freight costs for these two projects are higher than originally budgeted. The Company has commenced arbitration proceedings against the initial shipyard claiming damages of approximately $10 million, and the shipyard has asserted counterclaims against the Company for unspecified damages expected to be in the range of $10 million to $15 million.

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The Company's technical services segment is performing these deepwater platform rig construction projects under fixed-price contracts with its customers. In pricing the contracts, the Company uses all reasonable efforts to accurately estimate its cost to perform the work and to cover anticipated increases in costs of changes in labor, material and services through estimates of cost increases, which are reflected in the original contract price. Despite these efforts, however, the revenue, cost and gross profit realized on a fixed-price contract may vary from the estimated amounts. There can be no assurance that there will not be further losses resulting from completing these projects.

     The first of two large land rigs in Kazakhstan commenced operations in April 2003 and the second rig commenced operations in July 2003. The related contracts required substantial engineering, logistics and construction work to modify, enhance and deploy the rigs in accordance with the customer's specifications. The Company received up-front fees that are being recognized over the period of drilling. The unamortized balance of these fees at June 30, 2003 was $26.4 million, of which approximately $23.9 million is expected to be recognized in the third quarter of 2003 and $2.5 million in the fourth quarter.

3.   LONG-TERM DEBT

     Long-term debt consisted of the following:


                                                                       JUNE 30,       DECEMBER 31,
                                                                        2003             2002
                                                                     ------------     ------------
                                                                           (IN THOUSANDS)

Senior secured term loan .......................................     $    197,500     $    198,500
Senior secured revolving credit facilities .....................           94,000          110,000
9 3/8% Senior Notes due 2007....................................          325,000          325,000
10% Senior Notes due 2009 ......................................          200,000          200,000
Drillship loans ................................................          207,810          231,966
Semisubmersible loans ..........................................          197,085          215,371
2 1/2% Convertible Senior Notes due 2007 .......................          300,000          300,000
3 1/4% Convertible Senior Notes due 2033 .......................          300,000               --
Zero Coupon Convertible Senior Debentures due 2021 .............                4           98,220
Zero Coupon Convertible Subordinated Debentures due 2018 .......            1,073          111,481
Senior convertible notes payable ...............................           85,853           85,853
Limited-recourse collateralized term loans .....................            6,975           10,263
Other notes payable ............................................               --              575
                                                                     ------------     ------------
                                                                        1,915,300        1,887,229
Current portion of long-term debt ..............................          184,414           95,610
                                                                     ------------     ------------
Long-term debt, net of current portion .........................     $  1,730,886     $  1,791,619
                                                                     ============     ============

     The Company has a senior secured revolving credit facility with a group of banks that provides aggregate availability of up to $250.0 million. The Company may issue up to $50.0 million of letters of credit under the facility. As of June 30, 2003, $9.0 million of borrowings and an additional $5.1 million of letters of credit were outstanding under the facility. The Company also has a senior secured revolving credit facility with non-U.S. banks that provides aggregate availability of up to $95.0 million, including up to $10.0 million of letters of credit. As of June 30, 2003, $85.0 million of borrowings and an additional $10.0 million of letters of credit were outstanding under this credit facility. As of June 30, 2003, the Company had $235.9 million in aggregate availability under its senior secured revolving credit facilities.

     In January 2003, the Company repurchased substantially all of the outstanding zero coupon convertible senior debentures due 2021 for $98.2 million. In April 2003, as required by the terms of the Company's zero coupon convertible subordinated debentures due 2018, the Company repurchased $226.5 million face amount of the outstanding debentures for $112.0 million, which was equal to their accreted value on the date of purchase. The purchase price was funded through borrowings under the Company's senior secured revolving credit facilities and available cash. Debentures with a face amount of $2.1 million, and an accreted value of $1.1 million as of June 30, 2003, remain outstanding.

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     In April and May 2003, the Company issued $300 million aggregate principal amount of 3.25% convertible senior notes due 2033. Substantially all of the net proceeds (after estimated expenses) of approximately $294.8 million were used to repay amounts outstanding under the Company's senior secured revolving credit facilities, which included borrowings used to fund a portion of the purchase price of the zero coupon convertible subordinated debentures due 2018. The notes bear interest at a rate of 3.25% per annum. The Company also will pay contingent interest during any six-month interest period commencing on or after May 1, 2008 for which the trading price of the notes for each of the five trading days immediately preceding such period equals or exceeds 120% of the principal amount of the notes. Beginning May 5, 2008, the Company may redeem any of the notes at a redemption price of 100% of the principal amount redeemed plus accrued and unpaid interest. In addition, noteholders may require the Company to repurchase the notes on May 1 of 2008, 2010, 2013, 2018, 2023 and 2028 at a repurchase price of 100% of the principal amount redeemed plus accrued and unpaid interest. The Company may elect to pay all or a portion of the repurchase price in common stock instead of cash, subject to certain conditions. The notes are convertible under specified circumstances into shares of the Company's common stock at a conversion rate of 38.9045 shares per $1,000 principal amount of notes (which is equal to a conversion price of $25.704), subject to adjustment. Upon conversion, the Company will have the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and common stock.

     In July 2003, the Company redeemed $150 million principal amount of its 9 3/8% senior notes due 2007 at a redemption price of 103.125% of the principal amount, plus accrued and unpaid interest to the redemption date. The Company paid a total of $157.6 million in connection with the redemption, including $2.9 million of accrued and unpaid interest and a $4.7 million premium. As of June 30, 2003, the notes that were redeemed were classified as long-term debt based on the Company's intended refinancing of the notes with its secured revolving credit facility.

     As of June 30, 2003, $52.2 million of the Company's cash balances, which amount is included in restricted cash, consists of funds held in trust in connection with the Company's drillship and semisubmersible loans and its limited-recourse collateralized term loans and, accordingly, is not available for use by the Company.

4.   INCOME TAXES

     The Company's consolidated effective income tax rate for the three months ended June 30, 2003 was 15.0% as compared to 74.7% for the corresponding period in 2002. The difference in the effective tax rate resulted primarily from the provision for expected losses on construction projects in a higher tax rate jurisdiction, together with the true-up of the provision relating to tax returns for prior periods, in the 2003 period. Additionally, in the second quarter of 2002, there was a revision of the year-to-date estimated effective tax rate due to a reduction in estimated earnings from zero to low tax rate jurisdictions. For the six months ended June 30, 2003, the Company recorded an overall tax provision, despite having a loss before income taxes for the period, principally as a result of the true-up of the provision relating to tax returns for prior periods, as compared with an effective income tax rate of 29.3% for the corresponding period in 2002.

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

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The following table presents information necessary to calculate basic and diluted net loss per share:


                                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                        JUNE 30,                             JUNE 30,
                                                              ------------------------------      ------------------------------
                                                                 2003              2002               2003              2002
                                                              ------------      ------------      ------------      ------------
                                                                                        (IN THOUSANDS)

Net loss ................................................     $    (18,411)     $     (4,313)     $    (14,663)     $     (4,204)
Interest expense on convertible debentures and notes ....               --                --                --                --
Income tax effect .......................................               --                --                --                --
                                                              ------------      ------------      ------------      ------------
Adjusted net loss .......................................     $    (18,411)     $     (4,313)     $    (14,663)     $     (4,204)
                                                              ============      ============      ============      ============

Weighted average shares outstanding .....................          134,246           133,094           134,189           132,979
Convertible debentures and notes ........................               --                --                --                --
Stock options ...........................................               --                --                --                --
                                                              ------------      ------------      ------------      ------------
Adjusted weighted average shares outstanding ............          134,246           133,094           134,189           132,979
                                                              ============      ============      ============      ============

     The calculation of diluted weighted average shares outstanding excludes
34.2 million and 37.1 million common shares for the three months ended June 30, 2003 and 2002, respectively, and 31.5 million and 32.5 million common shares for the six months ended June 30, 2003 and 2002, respectively, issuable pursuant to convertible debt and outstanding options. These shares were excluded as their effect was antidilutive or the exercise price of stock options exceeded the average price of the Company's common stock for the period.

6.   SHAREHOLDERS' EQUITY

     In the second quarter of 2003, the Company sold approximately 830,000 shares of common stock under its Direct Stock Purchase Plan for aggregate net proceeds of $15.0 million. The Company did not sell any shares under the plan in the first quarter of 2003 or in 2002.

7.   COMMITMENTS AND CONTINGENCIES

     In April 2002, the Company contributed $14.1 million to the settlement of a wage-related antitrust lawsuit, of which $5.1 million that exceeded the policy limits of the Company's insurance had previously been recognized in 2001. The Company's insurance carrier has not yet agreed to pay the remaining amount, and the Company has commenced litigation against this insurer. The Company believes it will prevail in this matter and collect the approximately $10.2 million receivable, representing the insured settlement amount and legal costs, included in other assets in the accompanying balance sheet.

     The Company is routinely involved in other litigation, claims and disputes incidental to its business, which at times involves claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the existing litigation will have a material adverse effect on the Company's financial position, results of operations or cash flows.

8.   INVESTMENT IN AMETHYST JOINT VENTURE

     As of June 30, 2003, the Company had a 30.0% equity interest in a joint venture company that is constructing two dynamically-positioned, deepwater semisubmersible drilling rigs, currently referred to as the Amethyst 4 and Amethyst 5. The rigs are being constructed at a shipyard in Maine and are anticipated to be completed in late 2003 or early 2004. The

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



joint venture company has financed 87.5% of the cost of construction of these rigs through credit facilities, with repayment of the borrowings under those facilities guaranteed by the United States Maritime Administration ("MARAD"). Advances under the credit facilities are being provided without recourse to any of the joint venture owners. The remaining 12.5% of the cost of construction is being provided by the joint venture company from equity contributions that have been made by the joint venture partners. In addition, the joint venture partners have agreed to provide equity contributions to finance all of the incremental costs associated with upgrading both rigs to a water depth capacity of 1,700 meters from the originally assigned capacity of approximately 1,500 meters. The Company expects that the partners will be required to provide additional contributions of approximately $4.0 million in connection with these upgrades, of which the Company's 30% share would be approximately $1.2 million. Through June 30, 2003, the Company's equity contributions to the joint venture totaled $30.6 million, including capitalized interest of $6.7 million and an initial contribution of $0.4 million in connection with the upgrades. Based on the availability of funds under performance and payment bonds issued on behalf of a prior construction contractor and draws remaining under the MARAD-guaranteed credit facilities, the Company believes the Amethyst 4 and Amethyst 5 will be completed without requiring additional equity contributions by the joint venture partners other than contributions in connection with the water depth capacity upgrades.

9.       SEGMENT INFORMATION

     The following table sets forth selected consolidated financial information of the Company by operating segment:


                                      THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                 ------------------------------------    ------------------------------------
                                      2003                  2002              2003                 2002
                                 ----------------     ---------------    ----------------     ---------------
                                                          (IN MILLIONS, EXCEPT PERCENTAGES)
Revenues:
  Gulf of Mexico .............   $ 58.9      14.4%    $ 38.2     12.3%   $115.2      14.3%    $ 70.8     11.7%
  International offshore .....    172.2      42.1      157.9     51.0     335.3      41.7      317.5     52.2
  International land .........    119.0      29.1       68.7     22.2     218.8      27.2      141.8     23.3
  E&P services ...............     32.5       8.0       15.7      5.1      57.1       7.1       32.8      5.4
  Technical services .........     26.0       6.4       29.0      9.4      77.6       9.7       45.1      7.4
                                 ------    ------     ------   ------    ------    ------     ------   ------
    Total revenues ...........    408.6     100.0      309.5    100.0     804.0     100.0      608.0    100.0
                                 ------    ------     ------   ------    ------    ------     ------   ------

Operating Costs:
  Gulf of Mexico .............     40.8      13.2       34.6     17.7      83.9      14.7       64.1     16.7
  International offshore .....     87.5      28.3       77.6     39.7     168.5      29.4      157.8     41.2
  International land .........     84.0      27.1       46.4     23.7     152.2      26.6       96.4     25.2
  E&P services ...............     23.6       7.6       11.0      5.6      41.7       7.3       22.9      6.0
  Technical services .........     73.6      23.8       26.0     13.3     125.9      22.0       41.7     10.9
                                 ------    ------     ------   ------    ------    ------     ------   ------
    Total operating costs ....    309.5     100.0      195.6    100.0     572.2     100.0      382.9    100.0
                                 ------    ------     ------   ------    ------    ------     ------   ------

Gross Margin:
  Gulf of Mexico .............     18.1      18.2        3.6      3.2      31.3      13.5        6.7      3.0
  International offshore .....     84.7      85.5       80.3     70.5     166.8      72.0      159.7     70.9
  International land .........     35.0      35.3       22.3     19.6      66.6      28.7       45.4     20.2
  E&P services ...............      8.9       9.0        4.7      4.1      15.4       6.6        9.9      4.4
  Technical services .........    (47.6)    (48.0)       3.0      2.6     (48.3)    (20.8)       3.4      1.5
                                 ------    ------     ------   ------    ------    ------     ------   ------
    Total gross margin .......   $ 99.1     100.0%    $113.9    100.0%   $231.8     100.0%    $225.1    100.0%
                                 ======    ======     ======   ======    ======    ======     ======   ======
 Significant Customers

     Two customers accounted for approximately $100.7 million and $192.5 million, or 24.6% and 23.9%, respectively, of consolidated revenues for the three and six months ended June 30, 2003. Two customers accounted for approximately $68.4 million and $141.5 million, or 22.1% and 23.3%, respectively, of consolidated revenues for the three and six months ended June 30, 2002.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Pride International, Inc.:

     We have reviewed the accompanying consolidated balance sheet of Pride International, Inc. as of June 30, 2003, and the related consolidated statements of operations for the three month and six month periods ended June 30, 2003 and 2002 and consolidated statement of cash flows for the six month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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


Houston, Texas
August 14, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with the accompanying unaudited consolidated financial statements as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2002. The following information contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.

GENERAL

     We provide contract drilling and related services to oil and gas companies worldwide, operating both offshore and on land. As of August 8, 2003, we operated a global fleet of 331 rigs, including two ultra-deepwater drillships, 11 semisubmersible rigs, 35 jackup rigs, 29 tender-assisted, barge and platform rigs and 254 land-based drilling and workover rigs. We operate in more than 30 countries and marine provinces. We have five principal operating segments: Gulf of Mexico, International Offshore, International Land, E&P Services and Technical Services.

BUSINESS ENVIRONMENT AND OUTLOOK

   General

     Revenues. Our revenues depend principally upon the number of our available rigs, the number of days these rigs are utilized and the contract day rates received. The number of days our rigs are utilized and the contract day rates received are largely dependent upon the balance of supply and demand for drilling and related services in the different geographic regions in which we operate. The number of available rigs may increase or decrease as a result of the acquisition, relocation or disposal of rigs, the construction of new rigs and the number of rigs being upgraded or repaired at any time. In order to improve utilization or realize higher contract day rates, we may mobilize our rigs from one market to another. Our revenues also depend on the number and scope of construction or engineering projects being undertaken by our technical services group. Revenues for these projects are recognized on a percentage-of-completion basis.

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

     Operating Expenses. Earnings from operations are primarily affected by changes in revenue, but are also a function of changes in operating expenses. Operating expenses are generally influenced by changes in utilization. For instance, if a rig is expected to be idle for an extended period of time, we may reduce the size of the rig's crew and take steps to "cold stack" the rig, which reduces expenses and partially offsets the impact on operating income associated with loss of revenues. We recognize as an operating expense routine overhauls that maintain rather than upgrade the rigs or E&P services equipment. These expenses vary from period to period. Costs of rig enhancements are capitalized and depreciated over the expected useful lives of the enhancements. Depreciation expense decreases earnings from operations in periods subsequent to capital upgrades. Operating expenses in relation to our engineering and construction projects are recognized in proportion to revenues using the percentage-of-completion method. Additionally, operating expenses may include a provision for expected losses if we estimate that a project will be unprofitable in total. Our selling, general and administrative expenses are principally related to our corporate headquarters and our regional offices

     The following table summarizes average daily revenue and percentage utilization for our Gulf of Mexico and international offshore rig fleets for the three and six months ended June 30, 2003 and 2002. In this quarterly report, average daily revenue information is based on total revenues for each rig type divided by actual days worked by all rigs of that type. Average daily revenue will differ from average contract day rates for a rig due to billing adjustments for any non-productive time, mobilization fees, performance bonuses and charges to the customer for ancillary services. Percentage utilization is calculated as the total days worked divided by the total days available for work by all rigs of that type.


                                                       THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                   -----------------------------------    ------------------------------
                                                         2003               2002               2003              2002
                                                   ---------------    ----------------    --------------    ------------
GULF OF MEXICO
  Jackup rigs ..................................   $ 31,600     62%   $ 24,700      41%   $ 31,100    62%   $ 25,400  37%
  Platform rigs ................................   $ 17,500     26%   $ 21,000      47%   $ 18,800    28%   $ 20,300  43%
INTERNATIONAL OFFSHORE
  Drillships/Semisubmersible rigs ..............   $111,300     89%   $127,500      78%   $112,000    92%   $131,000  86%
  Jackup rigs ..................................   $ 53,600     89%   $ 45,300      96%   $ 52,000    88%   $ 47,500  88%
  Tender and Barge rigs ........................   $ 34,400     80%   $ 31,500     100%   $ 33,900    84%   $ 33,100  97%

   Gulf of Mexico

     Throughout 2002 and the first six months of 2003, we experienced particularly weak conditions in the U.S. Gulf of Mexico jackup and platform rig markets. High natural gas inventory storage levels at the start of 2002 resulted in reduced demand for rig services. Although natural gas prices are currently significantly higher than they were at this time last year and natural gas storage levels have declined, demand for drilling services in the U.S. Gulf of Mexico has shown only a marginal improvement to date.

     In response to the poor market conditions, we have actively marketed a number of rigs in our U.S. Gulf of Mexico fleet to international markets. Since early 2002, we have obtained long-term contracts for 14 jackup rigs and two platform rigs with Petroleos Mexicanos S.A. ("Pemex") in the Mexican sector of the Gulf of Mexico and for two jackup rigs in other international markets, one in Nigeria and one in India. Additionally, we obtained long-term contracts with Pemex in Mexico for the Pride South Seas, a semisubmersible rig that we mobilized from South Africa, and for the Viking, a newly acquired conventionally moored semisubmersible rig. The first nine jackup rigs, one of the platform rigs and the Pride South Seas semisubmersible rig were contracted and completed redeployment in 2002 and worked throughout the first six months of 2003. Three of the jackups and the second platform rig commenced operations in July 2003, with the remaining two jackup rigs, as well as the Viking semisubmersible rig, expected to commence operations in the fourth quarter of 2003. We continue to market additional rigs into Mexico and other international markets as suitable opportunities arise. There can be no assurance, however, that any additional contracts will result from these efforts.

     As of August 14, 2003, 12 of our Gulf of Mexico jackups were working and two others were being upgraded to work offshore Mexico on contracts with an average remaining term of 2.4 years and an average contract day rate of $35,600. Five of our jackups were working in the U.S. Gulf of Mexico, of which three were on short-term contracts, with an average contract day rate of $23,700, and six rigs were available. Additionally, three of our platform rigs were working offshore Mexico on contracts with an average contract day rate of $20,200 and six were working in the U.S. Gulf of Mexico at an average contract day rate of $20,000.

     We expect that revenues and gross margins derived from our entire Gulf of Mexico operations will continue to improve during the remainder of 2003 and into the first quarter of 2004 due to the positive impact of the additional contracts in Mexico. In addition, the timing and terms under which any of our available jackup rigs are contracted could have a significant impact on our results.

   International Offshore

     Our international offshore segment has continued to experience high levels of activity, and we have maintained essentially full utilization of six of our seven high-specification deepwater rigs throughout the first six months of 2003. The seventh deepwater rig, the Pride South America semisubmersible rig, received its five-year periodic inspection and related maintenance in the first quarter of 2003 and was out of service for approximately 70 days.

     Our intermediate water-depth semisubmersibles experienced 91% utilization during the first half of 2003. The idle time was primarily due to one of the rigs undergoing its five-year periodic survey during the period. In July 2003, the Pride Venezuela completed its contract with Petroleos de Venezuela, S.A. ("PDVSA") and was demobilized from Venezuela to Trinidad. Additionally, we have been informed by Petroleo Brasilerio S.A. ("Petrobras") that the contract for the Pride South Atlantic offshore Brazil may not be extended beyond its expected termination date in September 2003. Both the Pride Venezuela and the Pride South Atlantic are being marketed internationally.

     Following the transfer of two independent-leg jackup rigs to Nigeria and India under two-year contracts in 2002, we currently have eight jackup rigs working in international waters outside of the Gulf of Mexico. All of these rigs are currently working under long-term contracts. These jackup rigs experienced 89% utilization in the first six months of 2003. The idle time was primarily due to two of these rigs undergoing shipyard repairs in the period. Additionally, we manage two jackup rigs on behalf of PDVSA in Venezuela under contracts that expire in the first six months of 2004.

   International Land

     During 2002, our international land segment was adversely affected by the economic and political instability in Argentina. The Argentine peso declined in value against the U.S. dollar following the Argentine government's decision to abandon the country's fixed dollar-to-peso exchange rate at the end of 2001. The devaluation, coupled with the government's mandated conversion of all dollar-based contracts to pesos, severely pressured our margins. During the first quarter of 2002, we engaged in discussions with all of our Argentine customers regarding recovery of losses sustained from the devaluation of accounts receivable and the basis on which new business would be contracted. We restructured most of our contracts on a basis that we believe limits our exposure to further devaluations. Activity levels have recovered steadily from mid-2002 as high oil prices positively impacted our customers' cash flows. The average rate of utilization of our rig fleet in Argentina was 88% in the six months ended June 30, 2003 as compared with 60% in the corresponding period in 2002. As of August 8, 2003, 130 rigs, or 87% of our total fleet of 150 rigs, in Argentina were under contract.

     Venezuela also has been experiencing political, economic and social instability. A prolonged strike by PDVSA employees that ended in February 2003 led to the dismissal of more than 18,000 employees by the government. The recent turmoil in Venezuela led to a reduction in our level of operations in that country during the first quarter of 2003. Since the conclusion of the strike, our rig activity has recovered and currently exceeds the level that existed before the strike. As of August 14, 2003, we had 21 rigs, or 68% of our land-based rigs and all four of our offshore rigs in Venezuela under contract as compared with only seven rigs at the end of the strike. Recently implemented exchange controls, together with employee dismissals and reorganization within PDVSA, initially led to a slower rate of collection of our trade receivables in early 2003. Collections have, however, recently improved.

     Revenues and gross margins from our international land segment are expected to improve throughout the remainder of 2003 due to the recovery of activity in Venezuela. Additionally, the first of two large land rigs in Kazakhstan, which had been earning a standby rate since being accepted by the customer in November 2002, commenced operations on an artificial island in the Caspian Sea in April 2003 and the second rig commenced operations in July 2003. The related contracts required substantial engineering, logistics and construction work to modify, enhance and deploy our rigs in accordance with the customer's specifications. We received up-front fees that are being recognized over the period of drilling. The unamortized balance of these fees at June 30, 2003 was $26.4 million, of which approximately $23.9 million is expected to be recognized in the third quarter of 2003 and $2.5 million in the fourth quarter.

   E&P Services

     Our E&P services activity is generated predominately in South America and was negatively impacted by the crises in Argentina and Venezuela in 2002. Revenues in the first six months of 2003 increased significantly due to the recovery of activity in Argentina and to the commencement of E&P services activity in Brazil. Revenues from E&P services are expected to increase further in subsequent quarters due to the improvement of market conditions in Venezuela and to the commencement of new contracts in Argentina, as well as the start-up of operations in Mexico.

   Technical Services

     The technical services group has four major projects ongoing to design, engineer, manage construction of and commission deepwater platform drilling rigs, which are being constructed on behalf of two major oil company customers for installation on spars and tension-leg platforms. We also are to provide drilling operations management of the rig packages once they have been installed on the platforms. The first platform drilling rig has been mated with the customer's platform and is awaiting tow to Angola, where it is expected to commence drilling operations in late 2003. The other deepwater platform rigs are expected to enter into service between late 2004 and 2005.

     During the second quarter of 2003, we recorded loss provisions, included in operating costs, totaling $46.9 million, or $30.5 million net of taxes at the U.S. statutory rate, relating to the construction of deepwater platform rigs. On several of these projects, costs are expected to substantially exceed revenues. Approximately $3.3 million, net of taxes, of the loss provision represents the elimination of previously reported estimated profits with respect to the projects and $27.2 million, net of taxes, represents a provision for currently estimated losses at completion on three of the four projects. The loss provision does not include certain adjustments to contract prices that we believe will qualify for revenue recognition in future periods. The fourth project is expected to result in a profit upon completion.

   Increased costs have resulted mainly from difficulties we have experienced with the initial shipyard constructing the first two rigs. In response to these difficulties, we have terminated our contract with the shipyard prior to the completion of the first two rigs. As a result, we have incurred substantial unplanned costs in completing the construction of the first unit in connection with its installation on the customer's platform. We also have engaged another shipyard to complete construction of the second rig. The aggregate costs paid to the initial shipyard and committed to the second shipyard, as well as costs to transfer the rig and components, have greatly exceeded our budgeted expenditures for the project. In addition, because of the difficulties with the initial shipyard, we are now utilizing shipyards in the Asia Pacific region for the third and fourth deepwater rig projects. As a result, the lump sum contracts and anticipated freight costs for these two projects are higher than originally budgeted. We have commenced arbitration proceedings against the initial shipyard claiming damages of approximately $10 million, and the shipyard has asserted counterclaims against us for unspecified damages expected to be in the range of $10 million to $15 million.

   Our technical services segment is performing these deepwater platform rig construction projects under fixed-price contracts with our customers. In pricing the contracts, we use all reasonable efforts to accurately estimate our cost to perform the work and to cover anticipated increases in costs of changes in labor, material and services through estimates of cost increases, which are reflected in the original contract price. Despite these efforts, however, the revenue, cost and gross profit we realize on a fixed-price contract may vary from the estimated amounts because of risks generally inherent in the marine construction industry, including variations in labor and equipment productivity over the term of the contract, unanticipated cost increases, engineering, shipyard or systems problems, shortages of equipment, materials or skilled labor, unscheduled delays in the delivery of ordered materials and equipment, work stoppages and shipyard unavailability or delays. We have experienced cost overruns on these contracts that have adversely impacted our financial results. There can be no assurance that there will not be further losses resulting from completing these projects.

   In addition, we recognize revenues under our contracts in the technical services segment on a percentage-of-completion basis. Accordingly, we review contract price and cost estimates periodically as the work progresses and reflect adjustments in income (1) to recognize a gain proportionate to the percentage of completion in the case of projects showing an estimated profit at completion and (2) to recognize the entire amount of the loss in the case of projects showing an estimated loss at completion. To the extent these adjustments result in an increase in previously reported losses or a reduction in or an elimination of previously reported profits with respect to a project, we would recognize a charge against current earnings, which could be material. Although we continually strive to improve our ability to estimate our contract costs and profitability associated with our construction projects, our current estimates may be revised in future periods, and those revisions may be material.

RESULTS OF OPERATIONS

     We have presented in the following table selected consolidated financial and operational information by operating segment:



                                        THREE MONTHS ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                               --------------------------------------------    --------------------------------------------
                                       2003                    2002                     2003                     2002
                               --------------------     -------------------    --------------------     -------------------
                                                              (IN MILLIONS, EXCEPT PERCENTAGES)
Revenues:
  Gulf of Mexico ...........   $   58.9        14.4%    $   38.2       12.3%   $  115.2        14.3%    $   70.8       11.7%
  International offshore ...      172.2        42.1        157.9       51.0       335.3        41.7        317.5       52.2
  International land .......      119.0        29.1         68.7       22.2       218.8        27.2        141.8       23.3
  E&P services .............       32.5         8.0         15.7        5.1        57.1         7.1         32.8        5.4
  Technical services .......       26.0         6.4         29.0        9.4        77.6         9.7         45.1        7.4
                               --------    --------     --------   --------    --------    --------     --------   --------
    Total revenues .........      408.6       100.0        309.5      100.0       804.0       100.0        608.0      100.0
                               --------    --------     --------   --------    --------    --------     --------   --------

Operating Costs:
  Gulf of Mexico ...........       40.8        13.2         34.6       17.7        83.9        14.7         64.1       16.7
  International offshore ...       87.5        28.3         77.6       39.7       168.5        29.4        157.8       41.2
  International land .......       84.0        27.1         46.4       23.7       152.2        26.6         96.4       25.2
  E&P services .............       23.6         7.6         11.0        5.6        41.7         7.3         22.9        6.0
  Technical services .......       73.6        23.8         26.0       13.3       125.9        22.0         41.7       10.9
                               --------    --------     --------   --------    --------    --------     --------   --------
    Total operating costs ..      309.5       100.0        195.6      100.0       572.2       100.0        382.9      100.0
                               --------    --------     --------   --------    --------    --------     --------   --------

Gross Margin:
  Gulf of Mexico ...........       18.1        18.2          3.6        3.2        31.3        13.5          6.7        3.0
  International offshore ...       84.7        85.5         80.3       70.5       166.8        72.0        159.7       70.9
  International land .......       35.0        35.3         22.3       19.6        66.6        28.7         45.4       20.2
  E&P services .............        8.9         9.0          4.7        4.1        15.4         6.6          9.9        4.4
  Technical services .......      (47.6)      (48.0)         3.0        2.6       (48.3)      (20.8)         3.4        1.5
                               --------    --------     --------   --------    --------    --------     --------   --------
    Total gross margin .....   $   99.1       100.0%    $  113.9      100.0%   $  231.8       100.0%    $  225.1      100.0%
                               ========    ========     ========   ========    ========    ========     ========   ========

   Three Months Ended June 30, 2003 Compared to Three Months Ended June 30,
2002.

     Revenues. Revenues for the three months ended June 30, 2003 were $99.1 million, or 32.0%, higher than in the three months ended June 30, 2002, primarily due to increased activity and day rates for our jackup and platform rigs in Mexico, an increase in land drilling activity due to the recovery in Argentina and Venezuela and the start-up of activity in Kazakhstan. These increases in revenues were partly offset by a decrease in activity in the U.S. sector of the Gulf of Mexico.

     Operating Costs. Operating costs for the quarter ended June 30, 2003 were $113.9 million, or 58.2%, higher than in the corresponding quarter of 2002 due to increased costs associated with rigs that operated during the second quarter of 2003 that were stacked or being upgraded during the second quarter of 2002 and the start-up of activity in Kazakhstan. Additionally, we incurred increased costs due to an increase in the number of projects being undertaken by our technical services group and to the recording, in the quarter ended June 30, 2003, of a provision in respect of expected losses on several of those projects. Operating costs denominated in euros also increased due to the strengthening of that currency as compared with the dollar from an average of $0.91 per euro in the quarter ending June 30, 2002 to an average of $1.13 per euro in the quarter ending June 30, 2003. These increases in costs were partially offset by the favorable impact of the devaluation of the currency in Venezuela on expenses denominated in its local currency. Operating costs as a percentage of revenues increased by 12.5% to 75.7% in the quarter ended June 30, 2003, from 63.2% in the corresponding quarter in 2002, principally due to the losses associated with our technical services segment.

     Depreciation and Amortization. Depreciation expense increased by $3.1 million, or 5.5%, to $59.5 million in the quarter ended June 30, 2003, from $56.4 million in the corresponding period in 2002. The increase is primarily attributable to depreciation on rig refurbishments and upgrades, principally for rigs being prepared to work in Mexico, and other capital projects completed after the first six months of 2002.

     Selling, General and Administrative. Selling, general and administrative expenses increased by $7.7 million, or 34.4%, to $30.0 million for the three months ended June 30, 2003, from $22.3 million for the three months ended June 30, 2002, primarily due to increased activity in Argentina and Mexico, the impact of the decline in the value of the dollar relative to the euro on expenses denominated in euros and higher professional fees and staffing costs.

     Other Income (Expense). Other expense for the three months ended June 30, 2003 decreased by $7.3 million, or 21.7%, as compared to the corresponding period in 2002. Interest expense decreased by $1.1 million principally due to a reduction in the weighted average interest rate of our debt as a result of recent debt refinancings, partly offset by an increase in the average amount of outstanding debt. Interest income declined $0.9 million due to a reduction in average cash balances held on deposit and to a reduction in interest rates. Other, net in the three-month period ended June 30, 2003 principally comprised net foreign exchange gains realized in connection with our Venezuelan operations. Other, net in the corresponding period in 2002 principally comprised net foreign exchange losses in Argentina and Venezuela.

     Income Tax Provision. Our consolidated effective income tax rate for the three months ended June 30, 2003 was 15.0% as compared to 74.7% for the corresponding period in 2002. The difference in the effective tax rate resulted primarily from the provision for expected losses on construction projects in a higher tax rate jurisdiction, together with the true-up of the provision relating to tax returns for prior periods, in the 2003 period. Additionally, in the second quarter of 2002, there was a revision of the year-to-date estimated effective tax rate due to a reduction in estimated earnings from zero to low tax rate jurisdictions.

   Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002.

     Revenues. Revenues for the six months ended June 30, 2003 were $196.0 million, or 32.2%, higher than in the six months ended June 30, 2002, primarily due to increased activity and day rates for our jackup rigs in Mexico, an increase in land drilling activity due to the recovery in Argentina and Venezuela, increased activity in Chad, the start-up of activity in Kazakhstan and an increase in design, engineering and construction management services being provided by our technical services group, which was partially offset by a decrease in activity in the U.S. sector of the Gulf of Mexico.

     Operating Costs. Operating costs for the six months ended June 30, 2003 were $189.3 million, or 49.4%, higher than in the corresponding period in 2002 due to increased costs associated with rigs that operated during the first six months of 2003 that were stacked or being upgraded during the corresponding period in 2002, the increase in activity in Chad and the start-up of activity in Kazakhstan, the increased number of technical services projects and to the recording, in the six months ended June 30, 2003, of a provision in respect of expected losses on several of those contracts. Additionally, operating costs denominated in euros increased due to the strengthening of that currency relative to the dollar. These increases in costs were partially offset by the favorable impact of the devaluation of the currency in Venezuela on expenses denominated in its local currency. Operating costs as a percentage of revenues increased by 8.2% to 71.2% in the six months ended June 30, 2003, from 63.0% in the corresponding period in 2002, principally due to the losses associated with our technical services segment.

     Depreciation and Amortization. Depreciation expense increased by $9.2 million, or 8.3%, to $120.3 million in the six months ended June 30, 2003, from $111.1 million in the corresponding period in 2002, due to incremental depreciation on newly acquired and constructed rigs and other rig refurbishments and upgrades.

     Selling, General and Administrative. Selling, general and administrative expenses increased by $8.0 million, or 17.5%, to $53.7 million for the six months ended June 30, 2003, from $45.7 million for the six months ended June 30, 2002, primarily due to increased activity in Argentina and Mexico, the impact of the decline in the value of the dollar relative to the euro on expenses denominated in euros and higher professional fees and staffing costs.

     Other Income (Expense). Other expense for the six months ended June 30, 2003 increased by $0.9 million, or 1.4%, as compared to the corresponding period in 2002. Interest expense increased by $0.4 million principally due to an increase in the average amount of outstanding debt. Interest income declined $2.0 million due to a reduction in average cash balances held on deposit and to a reduction in interest rates. Other, net, which was income in the six-month period ended June 30, 2003, principally comprised net foreign exchange gains. Other, net in the corresponding period in 2002 principally comprised net foreign exchange losses in Argentina and Venezuela.

     Income Tax Provision. For the six months ended June 30, 2003, we recorded an overall tax provision, despite having a loss before income taxes for the period, principally as a result of the true-up of the provision relating to tax returns for prior periods, as compared with an effective income tax rate of 29.3% for the corresponding period in 2002.

     Liquidity and Capital Resources

     We had net working capital of $47.3 million and $122.5 million as of June 30, 2003 and December 31, 2002, respectively. Our current ratio, the ratio of current assets to current liabilities, was 1.1 as of June 30, 2003 and 1.2 as of December 31, 2002. The decrease in net working capital was attributable primarily to a decrease in cash used to repurchase our remaining outstanding zero coupon convertible senior debentures in January 2003, an increase in the current portion of long-term debt as a result of the reclassification of approximately $86 million of senior convertible notes that mature in March 2004 from long-term to current liabilities and losses on deepwater platform rig construction projects.

     We have a senior secured revolving credit facility with a group of banks that provides aggregate availability of up to $250.0 million. Letters of credit of up to $50.0 million may be issued under the facility. As of June 30, 2003, $9.0 million of borrowings and an additional $5.1 million of letters of credit were outstanding under the facility. We also have a senior secured revolving credit facility with non-U.S. banks that provides aggregate availability of up to $95.0 million, including $10.0 million for letters of credit. As of June 30, 2003, $85.0 million of borrowings and an additional $10.0 million of letters of credit were outstanding under this credit facility. As of June 30, 2003, we had aggregate availability of $235.9 million under our senior secured revolving credit facilities.

     In January 2003, we repurchased substantially all of our outstanding zero coupon convertible senior debentures due 2021 for $98.2 million. In April 2003, as required by the terms of our zero coupon convertible subordinated debentures due 2018, we repurchased $226.5 million face amount of the outstanding debentures for $112.0 million, which was equal to their accreted value on the date of purchase. The purchase price was funded through borrowings under our senior secured revolving credit facilities and available cash. Debentures with a face amount of $2.1 million, and an accreted value of $1.1 million as of August 14, 2003, remain outstanding.

     In April and May 2003, we issued $300 million aggregate principal amount of 3.25% convertible senior notes due 2033. Substantially all of the net proceeds (after estimated expenses) of approximately $294.8 million were used to repay amounts outstanding under our senior secured revolving credit facilities, which included borrowings used to fund a portion of the purchase price of our zero coupon convertible subordinated debentures due 2018. The notes bear interest at a rate of 3.25% per annum. We also will pay contingent interest during any six-month interest period commencing on or after May 1, 2008 for which the trading price of the notes for each of the five trading days immediately preceding such period equals or exceeds 120% of the principal amount of the notes. Beginning May 5, 2008, we may redeem any of the notes at a redemption price of 100% of the principal amount redeemed plus accrued and unpaid interest. In addition, noteholders may require us to repurchase the notes on May 1 of 2008, 2010, 2013, 2018, 2023 and 2028 at a repurchase price of 100% of the principal amount redeemed plus accrued and unpaid interest. We may elect to pay all or a portion of the repurchase price in common stock instead of cash, subject to certain conditions. The notes are convertible under specified circumstances into shares of our common stock at a conversion rate of 38.9045 shares per $1,000 principal amount of notes (which is equal to a conversion price of $25.704), subject to adjustment. Upon conversion, we will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and common stock.

     We have a Direct Stock Purchase Plan, which provides a convenient way for investors to purchase shares of our common stock without paying brokerage commissions or service charges. In the second quarter of 2003, we sold approximately 830,000 shares of common stock under this plan for net proceeds of $15.0 million. No shares were sold under the plan in the first quarter of 2003 or in 2002.

     In July 2003, we redeemed $150.0 million principal amount of our 9 3/8% senior notes due 2007 at a redemption price of 103.125% of the principal amount, plus accrued and unpaid interest to the redemption date. We paid a total of $157.6 million in connection with the redemption, including $2.9 million of accrued and unpaid interest and a $4.7 million premium.

     Additions to property and equipment during the six months ended June 30, 2003 totaled $110.6 million, including $23.4 million for the upgrade of one large land rig to work in Kazakhstan, $12.2 million for the acquisition of the Viking, a conventionally moored semisubmersible rig, $25.9 for the upgrading of three jackup rigs and one platform rig for contracts in Mexico, $14.2 million for other rig upgrades, refurbishments and reactivations, and approximately $34.9 million for sustaining capital projects. Approximately $26.3 million of these expenditures have been reimbursed by our customers. Since early 2002, we have obtained long-term contracts in Mexico for 14 jackup rigs, two platform rigs and two semisubmersible rigs. Most of these rigs came from our U.S. Gulf of Mexico rig fleet and required substantial upgrades to meet international standards and Pemex's specific requirements. The upgrades included expanding the living quarters and adding additional equipment such as extra mud pumps, top-drives and higher load capacity cranes.

     As of June 30, 2003, we had a 30.0% equity interest in a joint venture company that is constructing two dynamically-positioned, deepwater semisubmersible drilling rigs, currently referred to as the Amethyst 4 and Amethyst 5. The rigs are being constructed at a shipyard in Maine and are anticipated to be completed in late 2003 or early 2004. The joint venture company has financed 87.5% of the cost of construction of these rigs through credit facilities, with repayment of the borrowings under those facilities guaranteed by the United States Maritime Administration ("MARAD"). Advances under the credit facilities are being provided without recourse to any of the joint venture owners. The remaining 12.5% of the cost of construction is being provided by the joint venture company from equity contributions that have been made by the joint venture partners. In addition, the joint venture partners have agreed to provide equity contributions to finance all of the incremental costs associated with upgrading both rigs to a water depth capacity of 1,700 meters from the originally assigned capacity of approximately 1,500 meters. We expect that the partners will be required to provide additional contributions of approximately $4.0 million in connection with these upgrades, of which our 30% share would be approximately $1.2 million. Through June 30, 2003, our equity contributions to the joint venture totaled $30.6 million, including capitalized interest of $6.7 million and an initial contribution of $0.4 million in connection with the upgrades. Based on the availability of funds under performance and payment bonds issued on behalf of a prior construction contractor and draws remaining under the MARAD-guaranteed credit facilities, we believe the Amethyst 4 and Amethyst 5 will be completed without requiring additional equity contributions by the joint venture partners other than contributions in connection with the water depth capacity upgrades.

     As of June 30, 2003, we had approximately $4.4 billion in total assets and $1.9 billion of long-term debt and capital lease obligations. We do not expect that our level of total indebtedness will have a material adverse impact on our financial position, results of operations or liquidity in future periods.

     As of June 30, 2003, $52.2 million of our cash balances, which amount is included in restricted cash, consists of funds held in trust in connection with our drillship and semisubmersible loans and our limited-recourse collateralized term loans and, accordingly, is not available for our use.

    Management believes that the cash and cash equivalents on hand, together with the cash generated from our operations and borrowings under our credit facilities, will be adequate to fund normal ongoing capital expenditures, working capital and debt service requirements for the foreseeable future.

    We expect to continue to redeploy assets to more active regions and to explore opportunities to expand our operations through rig upgrades and acquisitions from time to time. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. From time to time, we have one or more bids outstanding for contracts that could require significant capital expenditures and mobilization costs. We expect to fund acquisitions and project opportunities primarily through a combination of working capital, cash flow from operations and full or limited recourse debt or equity financing. In addition, we may consider from time to time opportunities to dispose of non-core assets when we believe the capital could be more effectively deployed to reduce debt or for other purposes. In this connection, we previously reported that we had agreed to sell certain non-core marine assets for approximately $170 million. The transaction, which was subject to numerous contingencies, has been terminated. We continue, however, to discuss with potential buyers the possible sale of certain non-core assets. No assurance can be given that any such sale will be completed.

RECENT ACCOUNTING PRONOUNCEMENTS

    In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN No. 46 requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. FIN No. 46 also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. We have adopted the disclosure provisions of FIN No. 46, as well as the consolidation provisions of FIN No. 46 for variable interest entities created after January 31, 2003, and for variable interest entities in which we have obtained an interest after January 31, 2003. With respect to variable interest entities in which a company holds a variable interest that is acquired before February 1, 2003, the consolidation provisions are required to be applied no later than the company's first fiscal year or interim period beginning after June 15, 2003. We are currently evaluating these provisions of FIN No. 46 but do not expect them to have a material impact on our consolidated financial position, results of operations or cash flows when adopted.

     The FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" during the second quarter of 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including those embedded in other contracts, and for hedging activities and is effective for contracts entered into or modified after June 30, 2003. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with both liability and equity characteristics and is effective at the beginning of the third quarter of 2003. SFAS Nos. 149 and 150 are not expected to have a material impact on our consolidated financial position, results of operations or cash flows when effective.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

     o market conditions, expansion and other development trends in the contract drilling industry

     o    utilization rates and contract rates for rigs

     o future capital expenditures and investments in the construction, acquisition and refurbishment of rigs (including the amount and nature thereof and the timing of completion thereof)

     o estimates of profit or loss from performance of rig construction contracts

     o    future asset sales

     o    completion and employment of rigs under construction

     o    repayment of debt

     o    business strategies

     o    expansion and growth of operations

     o    future exposure to currency devaluations

     o expected outcomes of legal and administrative proceedings and their expected effects on our financial position, results of operations and cash flows


     o    future operating results and financial condition and

     o    the effectiveness of our disclosure controls and procedures

     We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including the following:

     o    general economic business conditions

     o    prices of oil and gas and industry expectations about future prices

     o cost overruns in our fixed-price construction and other turnkey contracts

     o adjustments in estimates affecting our revenue recognition under percentage-of-completion accounting

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

ITEM 4. CONTROLS AND PROCEDURES

         We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. In the course of this evaluation, management considered certain internal control areas, including those enumerated below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, our President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

         Beginning with the year ending December 31, 2004, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report of management with our annual report on Form 10-K. The internal control report must contain (1) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting for our company,
(2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our independent auditors have issued an attestation report on management's assessment of our internal control over financial reporting. In order to achieve compliance with Section 404 within the prescribed period, management has formed an internal control steering committee, engaged outside consultants and adopted a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control weaknesses that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. As a result of this initiative, we may make changes in our internal control over financial reporting from time to time during the period prior to December 31, 2004. There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter, other than those enumerated below, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      In connection with the completion of their review of our financial statements for the three-month and six-month periods ended June 30, 2003 and, in particular, their analysis of our loss provision related to our rig construction contracts, our independent auditors, PricewaterhouseCoopers LLP, issued a letter to our audit committee dated August 13, 2003 noting certain matters in our technical services division that it considers to be a material weakness in internal control. The matters listed in the letter are the misapplication of generally accepted accounting principles and the lack of procedures and policies to properly process change orders with customers on a timely basis. The evaluation of internal controls is subjective and involves judgment, and although we believe there were areas in our internal controls with respect to the processing of change orders that could be improved, we do not believe these matters constituted a material weakness in our internal control over financial reporting. We have, however, made and are continuing to make changes in policies and procedures to improve and enhance internal controls with regard to the processing of change orders and in the technical services division generally.

         o Established procedures for the centralized review and monitoring of change orders;

         o Enhanced procedures for the periodic review and assessment for income recognition of each change order in accordance with generally accepted accounting principles;

         o Strengthened the accounting function within the technical services segment and enhanced formal reporting procedures to the corporate accounting group; and

         o Initiated monthly meetings among project managers and corporate accounting personnel to review change order analysis, estimates to complete and supporting documentation for each project in connection with the monthly close of accounts.

         Furthermore, we have completed a comprehensive evaluation of all the project change orders with respect to revenue recognition in our reported results in accordance with generally accepted accounting principles.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our annual meeting of stockholders was held in Houston, Texas on May 22, 2003 for the purpose of voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. There were 20,187,189 shares of common stock not voted at the meeting.


     Stockholders approved the election of eight directors, each to serve for a one-year term, by the following votes:


        NAME                                                FOR             WITHHELD
        ----                                                ---             --------
        Robert L. Barbanell...................          112,946,850        1,066,494
        Paul A. Bragg.........................           88,337,027       25,676,317
        David A. B. Brown.....................          112,797,754        1,215,590
        J. C. Burton..........................          112,996,100        1,017,244
        Jorge E. Estrada......................          112,976,937        1,036,407
        William E. Macaulay...................          113,001,992        1,011,352
        Ralph D. McBride......................           89,453,577       24,559,767
        David B. Robson.......................          112,603,521        1,409,823


     Stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent accountants for 2003 by the following vote:

         For..................................................     110,175,282
         Against..............................................       3,780,961
         Abstain..............................................          57,101

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits*

15 Letter on unaudited interim financial information of PricewaterhouseCoopers LLP

31.1 Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of the Chief Executive Officer and the Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------

* Pride and its subsidiaries are parties to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii) (A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.

(b)      Reports on Form 8-K

      In a Current Report on Form 8-K submitted to the SEC on April 22, 2003, we
(i) filed pursuant to Item 5 of Form 8-K information regarding purchases of our zero coupon convertible debentures, the potential sale of certain non-core assets and a private offering of convertible senior debt securities due 2033,
(ii) furnished pursuant to Item 12 of Form 8-K information regarding our issuance of a press release with respect to our expectations for 2003 first quarter and full year earnings and (iii) filed pursuant to Item 7 of Form 8-K the related Rule 135c notice of private offering and furnished pursuant to Item 7 of Form 8-K the related earnings guidance press release.

      In a Current Report on Form 8-K submitted to the SEC on April 25, 2003, we
(i) filed pursuant to Item 5 of Form 8-K information regarding a private offering of 3.25% Convertible Senior Notes Due 2033 and (ii) filed pursuant to
Item 7 of Form 8-K the related Rule 135c notice.

      In a Current Report on Form 8-K submitted to the SEC on April 25, 2003, we
(i) furnished pursuant to Item 9 of Form 8-K information regarding the contract status of our rigs posted to our website on April 24, 2003, (ii) furnished pursuant to Item 12 of Form 8-K information regarding our issuance of a press release with respect to our 2003 first quarter earnings and (iii) furnished pursuant to Item 7 of Form 8-K the related website posting and earnings press release.

      In a Current Report on Form 8-K submitted to the SEC on June 23, 2003, we
(i) furnished pursuant to Item 9 of Form 8-K information regarding the contract status of our rigs posted to our website on June 20, 2003 and (ii) furnished pursuant to Item 7 of Form 8-K the related website posting.

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



                                           PRIDE INTERNATIONAL, INC.


                                           By:          EARL W. MCNIEL
                                               --------------------------------
                                                       (EARL W. MCNIEL)
                                                   VICE PRESIDENT AND CHIEF
                                                       FINANCIAL OFFICER

Date: August 14, 2003

                                INDEX TO EXHIBIT


EXHIBIT  DESCRIPTION
-------  -----------

15 Letter on unaudited interim financial information of PricewaterhouseCoopers LLP

31.1     Certification of Chief Executive Officer of Pride pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002

31.2     Certification of Chief Financial Officer of Pride pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002

32       Certification of the Chief Executive Officer and the Chief Financial
         Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002