Form 10-Q
period 2003-09-30
PRIDE INTERNATIONAL INC
filed 2003-11-14
CIK 833081

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

                                            Outstanding as of November 10, 2003
  Common Stock, par value $.01 per share                135,641,222

===============================================================================

                            PRIDE INTERNATIONAL, INC.

                                      INDEX

                                                                                                             PAGE NO.
PART I.       FINANCIAL INFORMATION

     Item 1.   Financial Statements

         Consolidated Balance Sheet as of September 30, 2003 and December 31, 2002........................       2
         Consolidated Statement of Operations for the three months ended September 30, 2003 and 2002......       3
         Consolidated Statement of Operations for the nine months ended September 30, 2003 and 2002.......       4
         Consolidated Statement of Cash Flows for the nine months ended September 30, 2003 and 2002.......       5
         Notes to Unaudited Consolidated Financial Statements.............................................       6
         Report of Independent Auditors...................................................................      13

     Item 2.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...................................................................      14

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk.................................      23

     Item 4.   Controls and Procedures....................................................................      23

PART II. OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K...........................................................      25

     Signatures...........................................................................................      26

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            PRIDE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT PAR VALUES)

                                                                                       SEPTEMBER 30,  DECEMBER 31,
                                                                                           2003           2002
                                                                                       ------------   -------------
                                                                                        (UNAUDITED)
                                            ASSETS
CURRENT ASSETS
     Cash and cash equivalents ....................................................    $     60,489   $     133,986
     Restricted cash...............................................................          39,692          52,700
     Trade receivables, net........................................................         363,184         265,885
     Parts and supplies, net.......................................................          77,702          64,920
     Deferred income taxes.........................................................           3,171           3,332
     Other current assets..........................................................         187,390         188,277
                                                                                       ------------   -------------
         Total current assets......................................................         731,628         709,100
                                                                                       ------------   -------------

PROPERTY AND EQUIPMENT, net........................................................       3,401,145       3,395,774
                                                                                       ------------   -------------

OTHER ASSETS
     Investments in and advances to affiliates.....................................          31,808          29,620
     Goodwill .....................................................................          69,014          72,014
     Other assets..................................................................         106,633         129,852
                                                                                       ------------   -------------
         Total other assets........................................................         207,455         231,486
                                                                                       ------------   -------------
                                                                                       $  4,340,228   $   4,336,360
                                                                                       ============   =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable..............................................................    $    191,251   $     186,657
     Accrued expenses..............................................................         245,994         243,190
     Deferred income taxes.........................................................             957             985
     Short-term borrowings.........................................................          23,564          17,724
     Current portion of long-term debt.............................................         190,685          95,610
     Current portion of long-term lease obligations................................           2,612           2,679
                                                                                       ------------   -------------
         Total current liabilities.................................................         655,063         546,845
                                                                                       ------------   -------------

OTHER LONG-TERM LIABILITIES........................................................          48,529         102,510
LONG-TERM DEBT, net of current portion.............................................       1,715,821       1,791,619
LONG-TERM LEASE OBLIGATIONS, net of current portion................................          10,564          12,511
DEFERRED INCOME TAXES..............................................................          75,396         100,966
MINORITY INTEREST..................................................................          97,646          82,204
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 50,000 shares authorized; none issued........               -               -
     Common stock, $.01 par value; 400,000 shares authorized;
         135,622 and 134,453 shares issued; 135,253 and 134,084 shares outstanding.           1,356           1,344
     Paid-in capital...............................................................       1,256,369       1,237,146
     Treasury stock, at cost.......................................................          (4,409)         (4,409)
     Accumulated other comprehensive income (loss).................................             840          (3,598)
     Retained earnings.............................................................         483,053         469,222
                                                                                       ------------   -------------
         Total stockholders' equity................................................       1,737,209       1,699,705
                                                                                       ------------   -------------
                                                                                       $  4,340,228   $   4,336,360
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

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                           2003           2002
                                                                                      -------------   ------------
REVENUES:
     Services......................................................................   $     440,180   $     285,592
     Sales.........................................................................          10,654          27,158
                                                                                      -------------   -------------
         Total revenues............................................................         450,834         312,750
                                                                                         ----------   -------------
OPERATING COSTS, excluding depreciation and amortization:
     Services......................................................................         265,775         172,113
     Sales.........................................................................          14,055          26,533
                                                                                       ------------   -------------
         Total operating costs.....................................................         279,830         198,646
                                                                                       ------------   -------------
DEPRECIATION AND AMORTIZATION......................................................          62,679          56,139
GENERAL AND ADMINISTRATIVE, excluding depreciation and amortization................          27,609          24,738
                                                                                       ------------   -------------
EARNINGS FROM OPERATIONS...........................................................          80,716          33,227

OTHER INCOME (EXPENSE)
     Interest expense..............................................................         (30,493)        (34,285)
     Interest income...............................................................             255             993
     Other income (expense), net...................................................          (5,373)         (1,373)
                                                                                       -------------  -------------
         Total other expense, net..................................................         (35,611)        (34,665)
                                                                                       -------------  -------------
EARNINGS (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST..........................          45,105          (1,438)

INCOME TAX PROVISION (BENEFIT).....................................................          10,596            (446)

MINORITY INTEREST..................................................................           6,015           4,731
                                                                                       ------------   -------------
NET EARNINGS (LOSS)................................................................    $     28,494   $      (5,723)
                                                                                       ============   =============

NET EARNINGS (LOSS) PER SHARE
         Basic.....................................................................    $       0.21   $       (0.04)

         Diluted...................................................................    $       0.19   $       (0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING
         Basic.....................................................................         135,131         133,212
         Diluted...................................................................         155,466         133,212

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                           2003           2002
                                                                                      -------------   ------------
REVENUES:
     Services......................................................................   $   1,167,919   $     848,538
     Sales.........................................................................          86,951          72,253
                                                                                      -------------   -------------
         Total revenues............................................................       1,254,870         920,791
                                                                                      -------------   -------------
OPERATING COSTS, excluding depreciation and amortization:
     Services......................................................................         718,227         513,350
     Sales.........................................................................         133,830          68,259
                                                                                       ------------   -------------
         Total operating costs.....................................................         852,057         581,609
                                                                                       ------------   -------------
DEPRECIATION AND AMORTIZATION......................................................         182,938         167,214
GENERAL AND ADMINISTRATIVE, excluding depreciation and amortization................          81,319          70,431
                                                                                       ------------   -------------
EARNINGS FROM OPERATIONS...........................................................         138,556         101,537

OTHER INCOME (EXPENSE)
     Interest expense..............................................................         (95,296)        (98,665)
     Interest income...............................................................           1,328           4,016
     Other income (expense), net...................................................          (3,743)         (1,239)
                                                                                       -------------  -------------
         Total other expense, net..................................................         (97,711)        (95,888)
                                                                                       -------------  -------------
EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST.................................          40,845           5,649

INCOME TAX PROVISION ..............................................................          11,572           1,632

MINORITY INTEREST..................................................................          15,442          13,944
                                                                                       ------------   -------------

NET EARNINGS (LOSS)................................................................    $     13,831   $      (9,927)
                                                                                       ============   =============
NET EARNINGS (LOSS) PER SHARE
         Basic.....................................................................    $       0.10   $       (0.07)
         Diluted...................................................................    $       0.10   $       (0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING
         Basic.....................................................................         134,506         133,058
         Diluted...................................................................         136,270         133,058

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                            2003          2002
                                                                                       -------------   ------------
OPERATING ACTIVITIES
     Net earnings (loss)...........................................................    $     13,831    $     (9,927)
     Adjustments to reconcile net earnings (loss) to net cash provided by (used in)
     operating activities -
         Depreciation and amortization.............................................         182,938         167,214
         Discount amortization on zero coupon convertible debentures...............           1,795           8,676
         Amortization of deferred loan costs.......................................           6,579           6,081
         (Gain) loss on sale of assets.............................................              57            (163)
         Deferred income taxes ....................................................         (24,986)        (22,628)
         Minority interest.........................................................          15,442          13,944
         Loss on early extinguishment of debt......................................               -           1,228
         Changes in assets and liabilities, net of effects of acquisitions -
              Trade receivables....................................................        (104,020)         18,414
              Parts and supplies...................................................         (12,782)         (5,183)
              Other current assets.................................................         (38,337)        (41,284)
              Other assets.........................................................          49,649          (9,873)
              Accounts payable.....................................................           2,436         (97,281)
              Accrued expenses.....................................................           7,622           2,506
              Other liabilities....................................................         (41,046)        (36,475)
                                                                                       ------------   -------------
                  Net cash provided by (used in) operating activities..............          59,178          (4,751)
                                                                                       ------------   -------------
INVESTING ACTIVITIES
     Purchases of property and equipment...........................................        (179,303)       (122,243)
     Proceeds from dispositions of property and equipment..........................           1,190             590
     Investments in and advances to affiliates.....................................          (2,188)           (902)
                                                                                       -------------  -------------
              Net cash used in investing activities................................        (180,301)       (122,555)
                                                                                       -------------  -------------
FINANCING ACTIVITIES
     Proceeds from issuance of common stock........................................          16,265               -
     Proceeds from exercise of stock options.......................................           2,519           5,111
     Proceeds from issuance of convertible senior debentures, net of issue costs...         294,800         291,781
     Proceeds from debt borrowings.................................................         163,599         360,000
     Reduction of debt.............................................................        (442,565)       (515,082)
     Decrease in restricted cash...................................................          13,008          15,251
                                                                                       ------------   -------------
              Net cash provided by financing activities............................          47,626         157,061
                                                                                       ------------   -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............................         (73,497)         29,755
CASH AND CASH EQUIVALENTS, beginning of period.....................................         133,986          58,988
                                                                                       ------------   -------------
CASH AND CASH EQUIVALENTS, end of period...........................................    $     60,489   $      88,743
                                                                                       ============   =============

         The accompanying notes are an integral part of the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       GENERAL

Principles of Consolidation and Reporting

     The unaudited consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Certain reclassifications have been made to the prior periods' condensed financial statements to conform with the current period presentation. Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 145, which eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as extraordinary items. Accordingly, the consolidated statement of operations for the three months and nine months ended September 30, 2002 reflect reclassifications of the gross effect of $189,000 and $798,000, respectively, from extraordinary item into other income (expense), net and income tax provision. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Pride International, Inc. (the "Company" or "Pride") included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

     PricewaterhouseCoopers LLP, the Company's independent auditors, have performed a review of the unaudited consolidated financial statements included herein in accordance with standards established by the American Institute of Certified Public Accountants. Pursuant to Rule 436(c) under the Securities Act of 1933, the report of PricewaterhouseCoopers LLP, included herein, should not be considered a part of any registration statement prepared or certified within the meanings of Sections 7 and 11 of the Securities Act, and the liability provisions of Section 11 of the Securities Act do not apply to such report.

Comprehensive Income

     Comprehensive income is the change in the Company's equity from all transactions except those resulting from investments by or distributions to owners. Comprehensive income (loss) was as follows:

                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      SEPTEMBER  30,             SEPTEMBER 30,
                                                                  ----------------------     ----------------------
                                                                     2003         2002         2003         2002
                                                                  ---------     --------     --------     ---------
                                                                                   (IN THOUSANDS)
     Net earnings (loss)......................................    $  28,494     $ (5,723)    $ 13,831     $  (9,927)
     Foreign currency translation gain (loss), net............          112       (5,256)       4,438        (3,557)
                                                                  ---------     --------     --------     ----------
     Comprehensive income (loss)..............................    $  28,606     $(10,979)    $ 18,269     $ (13,484)
                                                                  =========     =========    ========     =========

Rig Construction Contracts

     The Company has historically constructed drilling rigs only for its own use. However, at the request of some of its significant customers, the Company has entered into contracts to design, construct and mobilize specialized drilling rigs through the Company's technical services group. The Company also has entered into contracts to operate the rigs on behalf of the customers. Construction contract revenues and related costs are recognized under the percentage-of-completion method of accounting using measurements of progress toward completion appropriate for the work performed, such as man-hours, costs incurred or physical progress. Accordingly, the Company reviews contract price and cost estimates periodically as the work progresses and reflects adjustments in income (i) to recognize income proportionate to the percentage of completion in the case of projects showing an estimated profit at completion and (ii) to recognize the entire amount of the loss in the case of projects showing an estimated loss at completion. To the extent these adjustments result in an increase in previously reported losses or a reduction in or an elimination of previously reported profits with respect to a project, the Company would recognize a charge against current earnings. See Note 2.

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


    Beginning October 1, 2002, the Company's technical services group is reported as a separate business segment. Accordingly, financial information for the first three quarters of 2002 has been adjusted to reflect the change in presentation, which had no effect on consolidated earnings from operations or net earnings (loss). The consolidated statement of operations for the three and nine months ended September 30, 2002 reflects increases in revenues and operating costs of $26.5 million and $68.3 million, respectively, for the change in presentation.

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

    If the fair value based method of accounting prescribed by SFAS No. 123 "Accounting for Stock-Based Compensation" had been applied, the Company's pro forma net earnings (loss), net earnings (loss) per share and stock-based compensation cost would approximate the amounts indicated below. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

                                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                               -------------------------   --------------------------
                                                                     2003          2002        2003           2002
                                                               ------------- ------------  ------------   -----------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net earnings (loss), as reported............................   $    28,494   $    (5,723)  $    13,831    $    (9,927)
Add: Stock-based compensation included in reported net
  earnings (loss), net of tax...............................             -             -             -              -
Deduct: Total stock-based employee compensation expense
  determined under the fair value method, net of tax........        (1,999)       (1,932)       (8,951)        (5,624)
                                                               -----------   ------------  ------------   -----------
Pro forma net earnings (loss)...............................   $    26,495   $    (7,655)  $     4,880    $   (15,551)
                                                               ===========   ============  ===========    ===========
Net earnings (loss) per share:
  Basic-- as reported.......................................   $      0.21   $     (0.04)  $      0.10    $     (0.07)
  Basic-- pro forma.........................................   $      0.20   $     (0.06)  $      0.04    $     (0.12)
  Diluted-- as reported.....................................   $      0.19   $     (0.04)  $      0.10    $     (0.07)
  Diluted-- pro forma.......................................   $      0.18   $     (0.06)  $      0.04    $     (0.12)

Goodwill

    In March 2003, the Company reduced by $3.0 million the carrying amount of goodwill recorded in its April 2000 acquisition of Servicios Especiales San Antonio S.A. ("San Antonio"). The seller of San Antonio was entitled to four "earn-out" payments of up to $3 million each on the first four anniversary dates of the closing if San Antonio's revenues from services provided to the seller and its affiliates exceeded specified levels during the 12 calendar months ending immediately prior to the relevant anniversary date. The specified revenue level was not achieved for the third anniversary earn-out payment.

Supplemental Cash Flow Information

     Non-cash transactions for the nine months ended September 30, 2003 and 2002 consisted of increases in accounts payable for capital expenditures of $4.6 million and $47.2 million, respectively.

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN No. 46 requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. FIN No. 46 also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. The Company has adopted the disclosure provisions of FIN No. 46, as well as the consolidation provisions of FIN No. 46 for variable interest entities created after January 31, 2003, and for variable interest entities in which the Company obtained an interest after January 31, 2003. With respect to variable interest entities in which a company holds a variable interest that was acquired before February 1, 2003, the consolidation provisions are required to be applied no later than the company's first fiscal year or interim period ending after December 15, 2003. The Company is currently evaluating these provisions of FIN No. 46, but does not expect them to have a material impact on the Company's consolidated financial position, results of operations or cash flows when applied.

     The FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" during the second quarter of 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including those embedded in other contracts, and for hedging activities and is effective for contracts entered into or modified after June 30, 2003. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with both liability and equity characteristics. The adoption of SFAS Nos. 149 and 150 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2.       CONSTRUCTION PROJECTS

     For the three-month and nine-month periods ended September 30, 2003, the Company recorded loss provisions of $3.4 million and $46.9 million, respectively, relating to the construction of deepwater platform rigs. On three of these projects, costs are expected to substantially exceed revenues. The fourth project is expected to result in a profit upon completion.

     Increased costs have resulted mainly from difficulties the Company experienced with the initial shipyard constructing the first two rigs. In response to these difficulties, the Company terminated its contract with the shipyard prior to the completion of the first two rigs. As a result, the Company has incurred substantial unplanned costs in completing the construction of the first unit in connection with its installation on the customer's platform. The Company also has engaged another shipyard to complete construction of the second rig. The aggregate costs paid to the initial shipyard and committed to the second shipyard, as well as costs to transfer the rig and components, have greatly exceeded budgeted expenditures for the project. In addition, because of the difficulties with the initial shipyard, the Company is now utilizing shipyards in the Asia Pacific region for the third and fourth deepwater rig projects. As a result, the lump sum contracts and anticipated freight costs for these two projects are higher than originally budgeted. The Company has commenced arbitration proceedings against the initial shipyard claiming damages of approximately $10 million, and the shipyard has asserted counterclaims against the Company for damages of approximately $18 million. The Company does not believe that resolution of the arbitration proceedings with the shipyard will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     The Company's technical services segment is performing these deepwater platform rig construction projects under lump sum contracts with its customers. In pricing these types of contracts, the Company uses all reasonable efforts to accurately estimate its cost to perform the work and to cover anticipated increases in costs of changes in labor, material and services through estimates of cost increases, which are reflected in the original contract price. Despite these efforts, however, the revenues and costs realized on a lump sum contract may vary from the estimated amounts. There may be further losses resulting from completing these projects.

         The Company also performed substantial engineering, logistics and construction work to modify, enhance and deploy two of the Company's large land rigs in Kazakhstan in accordance with the customer's specifications. The first of these two rigs commenced operations in April 2003 and the second rig commenced operations in July 2003. The Company received up-front fees that are being recognized over the period of drilling. Of these fees, $23.9 million was recognized in the third quarter of 2003. The unamortized balance of these fees as of September 30, 2003 was $2.5 million, which amount is

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


expected to be recognized in the fourth quarter of 2003.

3.       LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                                       SEPTEMBER 30,  DECEMBER 31,
                                                                                           2003           2002
                                                                                       ------------   ------------
                                                                                              (IN THOUSANDS)

         Senior secured term loan..................................................    $    197,000   $     198,500
         Senior secured revolving credit facilities................................         260,000         110,000
         93/8% Senior Notes due 2007...............................................         175,000         325,000
         10% Senior Notes due 2009.................................................         200,000         200,000
         Drillship loans...........................................................         198,011         231,966
         Semisubmersible loans.....................................................         178,241         215,371
         2 1/2% Convertible Senior Notes due 2007..................................         300,000         300,000
         3 1/4% Convertible Senior Notes due 2033..................................         300,000               -
         Zero Coupon Convertible Senior Debentures due 2021........................               4          98,220
         Zero Coupon Convertible Subordinated Debentures due 2018..................           1,086         111,481
         Senior convertible notes payable..........................................          85,853          85,853
         Limited-recourse collateralized term loans................................           5,311          10,263
         Other notes payable.......................................................           6,000             575
                                                                                       ------------   -------------
                                                                                          1,906,506       1,887,229
         Current portion of long-term debt.........................................         190,685          95,610
                                                                                       ------------   -------------
         Long-term debt, net of current portion....................................    $  1,715,821   $   1,791,619
                                                                                       ============   =============

     The Company has a five-year $200.0 million senior secured term loan with a group of banks. Borrowings under the term loan bear interest at variable rates based on LIBOR plus a spread based on the credit rating of the facility or, if unrated, index debt. In 2003, in order to reduce the potential impact of fluctuations in LIBOR, the Company entered into interest rate agreements that effectively cap the interest rate on total outstanding borrowings under the term loan at rates from 3.58% to 5.0% and provide a lower limit on rates from 0.72% to 0.91%, plus the applicable spread, to March 2007. The Company accounts for these interest rate agreements at market value, with changes reflected in current earnings.

     The Company has a senior secured revolving credit facility with a group of banks that provides aggregate availability of up to $250.0 million. The Company may issue up to $50.0 million of letters of credit under the facility. As of September 30, 2003, $195.0 million of borrowings and an additional $4.3 million of letters of credit were outstanding under the facility. As of September 30, 2003, the Company had a senior secured revolving credit facility with non-U.S. banks that provided aggregate availability of up to $95.0 million, including up to $10.0 million of letters of credit. That credit facility was amended in October 2003. The amended facility provides aggregate availability of up to $180.0 million, including up to $10.0 million of letters of credit, and is collateralized by three semisubmersible rigs, two jackup rigs and a tender-assisted rig. Borrowings under the amended credit facility bear interest at variable rates based on LIBOR plus a spread ranging from 1.2% to 2.1%. As of September 30, 2003, $65.0 million of borrowings and an additional $10.0 million of letters of credit were outstanding under this credit facility. As of September 30, 2003, the Company had $70.7 million in aggregate availability under its senior secured revolving credit facilities. The October amendment described above increased the aggregate availability under the Company's credit facilities by $85 million.

     In July 2003, the Company redeemed $150 million principal amount of its 93/8% senior notes due 2007 at a redemption price of 103.125% of the principal amount, plus accrued and unpaid interest to the redemption date. The Company paid a total of $157.6 million in connection with the redemption, including $2.9 million of accrued and unpaid interest and a $4.7 million premium. In addition, the Company expensed $1.5 million, before income taxes, of deferred financing costs, which amount is included in other income (expense), net in the consolidated statement of operations.

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

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

     In January 2003, the Company repurchased substantially all of the outstanding zero coupon convertible senior debentures due 2021 for $98.2 million. In April 2003, as required by the terms of the Company's zero coupon convertible subordinated debentures due 2018, the Company repurchased $226.5 million face amount of the outstanding debentures for $112.0 million, which was equal to their accreted value on the date of purchase. The purchase price was funded through borrowings under the Company's senior secured revolving credit facilities and available cash. Debentures with a face amount of $2.1 million, and an accreted value of $1.1 million as of September 30, 2003, remain outstanding.

     As of September 30, 2003, $39.7 million of the Company's cash balances, which amount is included in restricted cash, consists of funds held in trust in connection with the Company's drillship and semisubmersible loans and its limited-recourse collateralized term loans and, accordingly, is not available for use by the Company.

4.       INCOME TAXES

     The Company's consolidated effective income tax rate for the three months ended September 30, 2003 was 23.5% as compared to 31.0% for the corresponding period in 2002. The difference in the effective tax rate resulted primarily from a higher percentage of earnings from foreign jurisdictions with low or zero effective tax rates in the 2003 period as compared to the prior period. For the nine months ended September 30, 2003, the consolidated effective income tax rate was 28.3% compared to 28.9% for the same period in 2002. The lower rate for the 2003 period was principally a result of increased income in foreign jurisdictions with low or zero effective tax rates, partly offset by a true-up of the provision relating to tax returns for prior periods.

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

     The following table presents information necessary to calculate basic and diluted net earnings (loss) per share:

                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      SEPTEMBER  30,              SEPTEMBER 30,
                                                                  ----------------------     ----------------------
                                                                     2003         2002         2003         2002
                                                                  ---------     --------     --------     ---------
                                                                                      (IN THOUSANDS)

Net earnings (loss)...........................................    $  28,494     $ (5,723)    $ 13,831     $  (9,927)
Interest expense on convertible debentures and notes..........        2,299            -            -             -
Income tax effect.............................................         (805)           -            -             -
                                                                  ----------    --------     --------     ---------
Adjusted net earnings (loss)..................................    $  29,988     $ (5,723)    $ 13,831     $  (9,927)
                                                                  =========     =========    ========     =========
Weighted average shares outstanding ..........................      135,131      133,212      134,506       133,058
Convertible debentures and notes..............................       18,171            -            -             -
Stock options ................................................        2,164            -        1,764             -
                                                                  ---------     --------     --------     ---------
Adjusted weighted average shares outstanding..................      155,466      133,212      136,270       133,058
                                                                  =========     ========     ========     =========

     The calculation of diluted weighted average shares outstanding excludes
18.3 million and 37.1 million common shares for the three months ended September 30, 2003 and 2002, respectively, and 33.6 million and 33.0 million common shares for the nine months ended September 30, 2003 and 2002, respectively, issuable pursuant to convertible debt and

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


outstanding options. These shares were excluded as their effect was antidilutive or the exercise price of stock options exceeded the average price of the Company's common stock for the period.

6.       SHAREHOLDERS' EQUITY

     In the second quarter of 2003, the Company sold approximately 830,000 shares of common stock under its Direct Stock Purchase Plan for aggregate net proceeds of $15.0 million. The Company did not sell any shares under the plan in the first and third quarters of 2003 or in 2002.

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

8.       INVESTMENT IN AMETHYST JOINT VENTURE

     As of September 30, 2003, the Company had a 30.0% equity interest in a joint venture company that is constructing two dynamically-positioned, deepwater semisubmersible drilling rigs, currently referred to as the Amethyst 4 and Amethyst 5. The rigs are being constructed at a shipyard in Maine and are anticipated to be completed in early 2004. The joint venture company has financed 87.5% of the cost of construction of these rigs through credit facilities, with repayment of the borrowings under those facilities guaranteed by the United States Maritime Administration ("MARAD"). Advances under the credit facilities are being provided without recourse to any of the joint venture owners. The remaining 12.5% of the cost of construction is being provided by the joint venture company from equity contributions that have been made by the joint venture partners. In addition, the joint venture partners have agreed to provide equity contributions to finance all of the incremental costs associated with upgrading both rigs to a water depth capability of 1,700 meters from the original design of approximately 1,500 meters. The Company expects that the partners will be required to provide contributions of approximately $4.0 million in connection with these upgrades, of which the Company's 30% share would be approximately $1.2 million. Through September 30, 2003, the Company's equity contributions to the joint venture totaled $31.8 million, including capitalized interest of $7.0 million and an initial contribution of $0.4 million in connection with the upgrades. Based on the availability of funds under performance and payment bonds issued on behalf of a prior construction contractor and draws remaining under the MARAD-guaranteed credit facilities, the Company believes the Amethyst 4 and Amethyst 5 will be completed without requiring additional equity contributions by the joint venture partners other than contributions in connection with the water depth capacity upgrades.

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


9.       SEGMENT INFORMATION

     The following table sets forth selected consolidated financial information of the Company by operating segment:

                                    THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                   ------------------------------------     -------------------------------------
                                         2003                2002                 2003                 2002
                                   ----------------    ----------------     ----------------     ----------------
                                                              (IN MILLIONS, EXCEPT PERCENTAGES)
 Revenues:
   Gulf of Mexico...............   $   75.2    16.7%   $   40.7    13.0%    $  190.4    15.2%    $  111.5     12.1%
   International offshore.......      181.6    40.3       152.0    48.6        516.9     41.2       469.5     51.0
   International land...........      148.7    33.0        74.8    23.9        367.5     29.3       216.6     23.5
   E&P services.................       32.9     7.3        18.1     5.8         90.0      7.2        50.9      5.5
   Technical services...........       12.4     2.7        27.2     8.7         90.0      7.1        72.3      7.9
                                   -------- -------    --------   -----     --------   ------    --------    -----
     Total revenues.............      450.8   100.0       312.8   100.0      1,254.8   100.0        920.8    100.0
                                   -------- -------    --------   -----     --------   ------    --------    -----
 Operating Costs: .........
   Gulf of Mexico...............       47.8    17.1        34.8    17.5        131.7     15.4        98.9     17.0
   International offshore.......       95.5    34.1        75.2    37.9        264.0     31.0       233.0     40.1
   International land...........       97.0    34.7        48.9    24.6        249.2     29.2       145.3     25.0
   E&P services.................       22.6     8.1        13.2     6.7         64.3      7.6        36.1      6.2
   Technical services...........       16.9     6.0        26.6    13.3        142.8     16.8        68.3     11.7
                                   -------- -------    --------   -----     --------   ------    --------    -----
     Total operating costs......     279.8   100.0        198.7   100.0        852.0    100.0       581.6    100.0
                                   -------- -------    --------   -----     --------   ------    --------    -----
 Segment Profit (Loss):....
   Gulf of Mexico...............       27.4    16.0         5.9     5.2         58.7     14.6        12.6      3.7
   International offshore.......       86.1    50.4        76.8    67.3        252.9     62.8       236.5     69.7
   International land...........       51.7    30.2        25.9    22.7        118.3     29.3        71.3     21.0
   E&P services.................       10.3     6.0         4.9     4.3         25.7      6.4        14.8      4.4
   Technical services...........       (4.5)   (2.6)        0.6     0.5       (52.8)    (13.1)        4.0      1.2
                                   -------- -------    --------   -----     --------   ------    --------    -----
     Total segment profit.......      171.0   100.0%      114.1   100.0%       402.8    100.0%      339.2    100.0%
                                   -------- -------    --------   -----     --------   ------    --------    -----
 Depreciation and amortization..       62.7                56.1                182.9                167.2
 General and administrative.....       27.6                24.8                 81.3                 70.5
                                   --------            --------             --------             --------
 Earnings from operations.......   $   80.7            $   33.2             $  138.6             $  101.5
                                   ========            ========             ========             ========

 Significant Customers

     Two customers accounted for approximately $129.9 million and $326.4 million, or 28.8% and 26.0%, respectively, of consolidated revenues for the three and nine months ended September 30, 2003. Two customers accounted for approximately $72.9 million and $205.3 million, or 23.3% and 22.3%, respectively, of consolidated revenues for the three and nine months ended September 30, 2002.

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Pride International, Inc.:

     We have reviewed the accompanying consolidated balance sheet of Pride International, Inc. as of September 30, 2003, and the related consolidated statements of operations for the three month and nine month periods ended September 30, 2003 and 2002 and consolidated statement of cash flows for the nine month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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


Houston, Texas
November 12, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with the accompanying unaudited consolidated financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2002. The following information contains forward-looking statements. Please read "Forward-Looking Statements" for a discussion of limitations inherent in such statements.

GENERAL

     We provide contract drilling and related services to oil and gas companies worldwide, operating both offshore and on land. As of November 8, 2003, we operated a global fleet of 328 rigs, including two ultra-deepwater drillships, 11 semisubmersible rigs, 35 jackup rigs, 29 tender-assisted, barge and platform rigs and 251 land-based drilling and workover rigs. We operate in more than 30 countries and marine provinces. We have five principal operating segments: Gulf of Mexico, International Offshore, International Land, E&P Services and Technical Services.

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

     Operating Expenses. Earnings from operations are primarily affected by changes in revenue, but are also a function of changes in operating expenses. Operating expenses are generally influenced by changes in utilization. For instance, if a rig is expected to be idle for an extended period of time, we may reduce the size of the rig's crew and take steps to "cold stack" the rig, which reduces expenses and partially offsets the impact on operating income associated with loss of revenues. We recognize as an operating expense routine overhauls that maintain rather than upgrade the rigs or E&P services equipment. These expenses vary from period to period. Costs of rig enhancements are capitalized and depreciated over the expected useful lives of the enhancements. Depreciation expense decreases earnings from operations in periods subsequent to capital upgrades. Operating expenses in relation to our engineering and construction projects are recognized in proportion to revenues using the percentage-of-completion method. Additionally, operating expenses may include a provision for expected losses if we estimate that a project will be unprofitable in total. Our general and administrative expenses are principally related to our corporate headquarters and our regional offices

     The following table summarizes average daily revenue and percentage utilization for our Gulf of Mexico and international offshore rig fleets for the three and nine months ended September 30, 2003 and 2002. In this quarterly report, average daily revenue information is based on total revenues for each rig type divided by actual days worked by all rigs of that type. Average daily revenue will differ from average contract day rates for a rig due to billing adjustments for any non-productive time, mobilization fees, performance bonuses and charges to the customer for ancillary services. Percentage utilization is calculated as the total days worked divided by the total days available for work by all rigs of that type.

                                    THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                   ------------------------------------     -------------------------------------
                                         2003                2002                 2003                 2002
                                   ----------------    ----------------    ----------------      --------------
 GULF OF MEXICO
   Jackup rigs..................   $  31,300   72%    $   25,200   47%     $  30,900     65%     $  25,300   41%
   Platform rigs................   $  22,300   42%    $   19,900   44%     $  21,000     33%     $  20,200   44%
 INTERNATIONAL OFFSHORE.........
   Drillships/Semisubmersible rigs $ 120,300   84%    $  116,900   80%     $ 114,700     89%     $ 126,100   84%
   Jackup rigs..................   $  54,100   98%    $   45,300   86%     $  52,700     92%     $  46,400   88%
   Tender and Barge rigs........   $  34,300   86%    $   33,900   95%     $  34,000     85%     $  33,400   96%

   Gulf of Mexico

     Throughout 2002 and the first nine months of 2003, we experienced particularly weak conditions in the U.S. Gulf of Mexico jackup and platform rig markets. High natural gas inventory storage levels at the start of 2002 resulted in reduced demand for rig services. Although natural gas prices have recovered and have been relatively strong during the last 12 months, there has been only a marginal improvement to date in the demand for drilling services in the U.S. Gulf of Mexico.

     In response to the poor market conditions, we have actively marketed a number of rigs in our U.S. Gulf of Mexico fleet to international markets. Since early 2002, we have obtained long-term contracts for 14 jackup rigs and two platform rigs with Petroleos Mexicanos S.A. ("Pemex") in the Mexican sector of the Gulf of Mexico and for two jackup rigs in other international markets, one in Nigeria and one in India. Additionally, we obtained long-term contracts with Pemex in Mexico for the Pride South Seas, a semisubmersible rig that we mobilized from South Africa, and for the Viking, a newly acquired semisubmersible rig. The first nine jackup rigs, one of the platform rigs and the Pride South Seas were contracted and completed redeployment in 2002 and worked throughout the first nine months of 2003. Three of the jackups and the second platform rig commenced operations in July 2003 and the Viking commenced operations in October 2003. The remaining two jackup rigs are expected to commence operations in mid-November 2003. We continue to market additional rigs into Mexico and other international markets as suitable opportunities arise. There can be no assurance, however, that any additional contracts will result from these efforts.

     As of November 8, 2003, our 12 jackups working for Pemex and the two others being upgraded to work offshore Mexico had contracts with an average remaining term of 2.4 years and an average contract day rate of $35,500. Six of our jackups were working in the U.S. Gulf of Mexico with an average contract day rate of $25,000, of which four were on short-term contracts. There are five rigs available. Additionally, three of our platform rigs were working offshore Mexico on contracts with an average contract day rate of $20,200 and five were working in the U.S. Gulf of Mexico at an average contract day rate of $15,200.

     We expect that revenues and gross margins derived from our entire Gulf of Mexico operations will continue to improve during the remainder of 2003 and into the first quarter of 2004 due to the incremental impact of the additional contracts in Mexico. In addition, the contracting of any of our idle jackup rigs could have a significant impact on our future results.

   International Offshore

     Our international offshore segment has continued to experience high levels of activity, and we have maintained essentially full utilization of six of our seven high-specification deepwater rigs throughout the first nine months of 2003. The seventh deepwater rig, the Pride South America semisubmersible rig, received its five-year periodic survey and related maintenance in the first quarter of 2003 and was out of service for approximately 70 days. The rig has been working since completion of the survey and related maintenance.

     Our intermediate water-depth semisubmersibles experienced 87% utilization during the first nine months of 2003. The idle time was due primarily to one of the rigs undergoing its five-year periodic survey during the period and to the Pride Venezuela being stacked for the last two months of the period after it completed its contract with Petroleos de Venezuela, S.A. ("PDVSA") in July. The Pride Venezuela has been demobilized to Trinidad and is being marketed internationally. Additionally, the contract for the Pride South Atlantic, offshore Brazil, expired in October 2003. We have obtained new commitments for the Pride South Atlantic to drill three wells, with possibly additional optional wells, offshore Brazil, commencing in January 2004.

     Following the transfer of two independent-leg jackup rigs to Nigeria and India under two-year contracts in 2002, we currently have eight jackup rigs working in international waters outside of the Gulf of Mexico. All of these rigs are currently working under long-term contracts, of which four are expected to expire in the first nine months of 2004. These jackup rigs experienced 92% utilization in the first nine months of 2003. The idle time was primarily due to two of these rigs undergoing shipyard repairs in the period. Additionally, we manage two jackup rigs on behalf of PDVSA in Venezuela under contracts that expire in the first six months of 2004.

   International Land

     During 2002, our international land segment was adversely affected by the economic and political instability in Argentina. The Argentine peso declined in value against the U.S. dollar following the Argentine government's decision to abandon the country's fixed dollar-to-peso exchange rate, requiring private sector, dollar-denominated loans and contracts to be paid in pesos and placing restrictions on the convertibility of the Argentine peso. The devaluation, coupled with the government's mandated conversion of all dollar-based contracts to pesos, severely pressured our margins. During the first quarter of 2002, we engaged in discussions with all of our Argentine customers regarding recovery of losses sustained from the devaluation of accounts receivable and the basis on which new business would be contracted. We restructured most of our contracts on a basis that we believe limits our exposure to further devaluations. Activity levels have recovered steadily from mid-2002 as high oil prices positively impacted our customers' cash flows. The average rate of utilization of our available rig fleet in Argentina was 87% in the nine months ended September 30, 2003 as compared with 64% in the corresponding period in 2002. As of November 8, 2003, 120 rigs, or 80% of our total fleet of 150 rigs, in Argentina were under contract.

     Venezuela also has been experiencing political, economic and social instability. A prolonged strike by PDVSA employees that ended in February 2003 led to the dismissal of more than 18,000 employees by the government. The recent turmoil in Venezuela led to a reduction in our level of operations in that country during the first quarter of 2003. Since the conclusion of the strike, our rig activity has recovered and currently exceeds the level that existed before the strike. As of November 8, 2003, we had 25 rigs, or 81% of our total land-based rigs and all four of our offshore rigs in Venezuela under contract as compared with only seven rigs at the end of the strike. Exchange controls, together with employee dismissals and reorganization within PDVSA, initially led to a slower rate of collection of our trade receivables in early 2003, but the rate of collection has recently improved.

     In Kazakhstan, the first of two of our large land rigs, which had been earning a standby rate since being accepted by the customer in November 2002, commenced operations on an artificial island in the Caspian Sea in April 2003, and the second rig commenced operations in July 2003. The related contracts required substantial engineering, logistics and construction work to modify, enhance and deploy our rigs in accordance with the customer's specifications. We received up-front fees that are being recognized over the period of drilling. Of these fees, $23.9 million was recognized in the third quarter of 2003. The unamortized balance of these fees at September 30, 2003 was $2.5 million, which amount is expected to be recognized in the fourth quarter of 2003.

   E&P Services

     Our E&P services activity is generated predominately in South America and was negatively impacted by the crises in Argentina and Venezuela in 2002. Revenues in the first nine months of 2003 increased significantly due to the recovery of activity in Argentina and our commencement of E&P services in Brazil and Mexico. Revenues from E&P services are expected to increase further in subsequent quarters due to improving market conditions in Venezuela and to the recent commencement of new contracts in Argentina.

   Technical Services

   The technical services group has four major projects ongoing to design, engineer, manage construction of and commission deepwater platform drilling rigs, which are being constructed on behalf of two major oil company customers for installation on spars and tension-leg platforms. We also are to provide drilling operations management of the rig packages once they have been installed on the platforms. The first platform drilling rig has been mated with the customer's platform and towed to Angola, where it is expected to commence drilling operations in late 2003. The other deepwater platform rigs are expected to enter into service between late 2004 and 2005.

   During the second quarter of 2003, we recorded loss provisions, included in operating costs, totaling $46.9 million, or $30.5 million net of taxes at the U.S. statutory rate, relating to the construction of deepwater platform rigs. During the third quarter of 2003, we recorded an additional loss provision totaling $3.4 million, or $2.2 million net of taxes, relating to the construction of these deepwater platform rigs. On three of these projects, costs are expected to substantially exceed revenues. The fourth project is expected to result in a profit upon completion. We do not currently anticipate entering into any additional construction contracts for rigs to be owned by others.

   Increased costs have resulted mainly from difficulties we experienced with the initial shipyard constructing the first two rigs. In response to these difficulties, we terminated our contract with the shipyard prior to the completion of the first two rigs. As a result, we have incurred substantial unplanned costs in completing the construction of the first unit in connection with its installation on the customer's platform. We also have engaged another shipyard to complete construction of the second rig. The aggregate costs paid to the initial shipyard and committed to the second shipyard, as well as costs to transfer the rig and components, have greatly exceeded our budgeted expenditures for the project. In addition, because of the difficulties with the initial shipyard, we are now utilizing shipyards in the Asia Pacific region for the third and fourth deepwater rig projects. As a result, the lump sum contracts and anticipated freight costs for these two projects are higher than originally budgeted. We have commenced arbitration proceedings against the initial shipyard claiming damages of approximately $10 million, and the shipyard has asserted counterclaims against us for damages of approximately $18 million. We do not believe that resolution of the arbitration proceedings with the shipyard will have a material impact on our consolidated financial position, results of operations or cash flows.

   Our technical services segment is performing these deepwater platform rig construction projects under lump sum contracts with our customers. In pricing these types of contracts, we use all reasonable efforts to accurately estimate our cost to perform the work and to cover anticipated increases in costs of changes in labor, material and services through estimates of cost increases, which are reflected in the original contract price. Despite these efforts, however, the revenue, cost and gross profit we realize on a lump sum contract may vary from the estimated amounts because of risks generally inherent in the marine construction industry, including variations in labor and equipment productivity over the term of the contract, unanticipated cost increases, engineering, shipyard or systems problems, shortages of equipment, materials or skilled labor, unscheduled delays in the delivery of ordered materials and equipment, work stoppages and shipyard unavailability or delays. We have experienced cost overruns on these contracts that have adversely impacted our financial results. There may be further losses resulting from completing these projects.

   We recognize revenues and related costs from our rig construction contracts under the percentage-of-completion basis of accounting using measurements of progress toward completion appropriate for the work performed, such as man-hours, costs incurred or physical progress. Accordingly, we review contract price and cost estimates periodically as the work progresses and reflect adjustments in income (1) to recognize income proportionate to the percentage of completion in the case of projects showing an estimated profit at completion and
(2) to recognize the entire amount of the loss in the case of projects showing an estimated loss at completion. To the extent these adjustments result in an increase in previously reported losses or a reduction in or an elimination of previously reported profits with respect to a project, we would recognize a charge against current earnings, which could be material. Although we continually strive to improve our ability to estimate our contract costs and profitability associated with our construction projects, our current estimates may be revised in future periods, and those revisions may be material.

RESULTS OF OPERATIONS

     We have presented in the following table selected consolidated financial and operational information by operating segment:

                                    THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                   ------------------------------------     -------------------------------------
                                         2003                2002                 2003                 2002
                                   ----------------    ----------------     ----------------     ----------------
                                                              (IN MILLIONS, EXCEPT PERCENTAGES)
 Revenues:
   Gulf of Mexico...............   $   75.2    16.7%   $   40.7    13.0%    $  190.4    15.2%    $  111.5    12.1%
   International offshore.......      181.6    40.3       152.0    48.6        516.9     41.2       469.5    51.0
   International land...........      148.7    33.0        74.8    23.9        367.5     29.3       216.6    23.5
   E&P services.................       32.9     7.3        18.1     5.8         90.0      7.2        50.9     5.5
   Technical services...........       12.4     2.7        27.2     8.7         90.0      7.1        72.3     7.9
                                   -------- -------    --------   -----     -------- --------    --------   -----
     Total revenues.............      450.8   100.0       312.8   100.0      1,254.8    100.0       920.8   100.0
                                   -------- -------    --------   -----     -------- --------    --------   -----
 Operating Costs:
   Gulf of Mexico...............       47.8    17.1        34.8    17.5        131.7     15.4        98.9    17.0
   International offshore.......       95.5    34.1        75.2    37.9        264.0     31.0       233.0    40.1
   International land...........       97.0    34.7        48.9    24.6        249.2     29.2       145.3    25.0
   E&P services.................       22.6     8.1        13.2     6.7         64.3      7.6        36.1     6.2
   Technical services...........       16.9     6.0        26.6    13.3        142.8     16.8        68.3    11.7
                                   -------- -------    --------   -----     -------- --------    --------   -----
     Total operating costs......      279.8   100.0       198.7   100.0        852.0    100.0       581.6   100.0
                                   -------- -------    --------   -----     -------- --------    --------   -----
 Segment Profit (Loss):....
   Gulf of Mexico...............       27.4    16.0         5.9     5.2         58.7     14.6        12.6     3.7
   International offshore.......       86.1    50.4        76.8    67.3        252.9     62.8       236.5    69.7
   International land...........       51.7    30.2        25.9    22.7        118.3     29.3        71.3    21.0
   E&P services.................       10.3     6.0         4.9     4.3         25.7      6.4        14.8     4.4
   Technical services...........       (4.5)   (2.6)        0.6     0.5        (52.8)   (13.1)        4.0     1.2
                                   -------- -------    --------   -----     -------- --------    --------   -----
     Total segment profit.......   $  171.0   100.0%   $  114.1   100.0%    $  402.8    100.0%   $  339.2   100.0%
                                   ======== =======    ======== =======     ======== ========    ========   =====

   Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002.

     Revenues. Revenues for the three months ended September 30, 2003 were $138.0 million, or 44.1%, higher than in the three months ended September 30, 2002, due primarily to increased activity and day rates for our jackup and platform rigs in Mexico, an increase in land drilling and E&P services activity due to the recovery in Argentina, Venezuela and Colombia, recognition of an up-front fee as well as increased land drilling in Kazakhstan and the start-up of E&P services activity in Brazil and Mexico. Additionally, one of our deepwater rigs, the Pride South Pacific, which did not work during the three months ended September 30, 2002, worked throughout the third quarter of 2003.

     Operating Costs. Operating costs for the quarter ended September 30, 2003 were $81.1 million, or 40.8%, higher than in the corresponding quarter of 2002 due to increased costs associated with rigs that operated during the third quarter of 2003 that were stacked or being upgraded during the third quarter of 2002 and increased activity in Kazakhstan. Additionally, insurance costs increased due to current conditions in the insurance market. Certain operating costs denominated in euros also increased due to the strengthening of that currency as compared with the dollar (from an average of $0.99 per euro in the quarter ending September 30, 2002 to an average of $1.13 per euro in the quarter ending September 30, 2003). These increases in costs were partially offset by the favorable impact of the devaluation in Venezuela on expenses denominated in its local currency. Operating costs for the quarter ended September 30, 2002 were reduced by $3.4 million as a result of changes in estimates of costs accrued in prior periods primarily for contractually required maintenance costs that were not expected to be incurred on two rigs managed by us.

     Depreciation and Amortization. Depreciation expense increased by $6.5 million, or 11.6%, to $62.7 million in the quarter ended September 30, 2003, from $56.1 million in the corresponding period in 2002. The increase is attributable primarily to depreciation on rig refurbishments and upgrades, principally for rigs working in Mexico, and other capital projects completed after the first nine months of 2002.

     General and Administrative. General and administrative expenses increased by $2.9 million, or 11.6%, to $27.6 million for the three months ended September 30, 2003, from $24.7 million for the three months ended September 30, 2002, due primarily to increased activity in Argentina and Mexico, the impact of the decline in the value of the dollar relative to the euro on certain expenses denominated in euros and higher professional fees, insurance and staffing costs.

     Other Income (Expense). Other expense for the three months ended September 30, 2003 increased by $0.9 million, or 2.7%, as compared to the corresponding period in 2002. Interest expense decreased by $3.8 million due principally to a reduction in the weighted average interest rate of our debt as a result of recent debt refinancings. Interest income declined $0.7 million due to a reduction in average cash balances held on deposit and to a reduction in interest rates. Other, net, in the three-month period ended September 30, 2003 was comprised of expenses principally related to the redemption of $150 million principal amount of our 93/8% senior notes due 2007, including a redemption premium of $4.7 million and the recognition of $1.5 million of deferred financing costs. Other, net in the corresponding period in 2002 was comprised mostly of net foreign exchange losses in Argentina and Venezuela.

     Income Tax Provision. Our consolidated effective income tax rate for the three months ended September 30, 2003 decreased to 23.5% from 31.0% for the corresponding period in 2002, principally as a result of increased income in foreign jurisdictions with low or zero effective tax rates.

     Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002.

     Revenues. Revenues for the nine months ended September 30, 2003 were $334.0 million, or 36.3%, higher than in the nine months ended September 30, 2002, due primarily to increased activity and day rates for our jackup rigs in Mexico, an increase in land drilling activity due to the recovery in Argentina, Venezuela and Colombia, increased activity in Chad, the start-up of activity in Kazakhstan and an increase in sales related to the design, engineering and construction of deepwater platform rigs by our technical services group. Additionally, one of our deepwater rigs, the Pride South Pacific, which has worked throughout 2003, completed its previous contract in April 2002 and did not work during the remainder of the nine-month period ended September 30, 2002. These increases in revenues were partially offset by a decrease in activity in the U.S. sector of the Gulf of Mexico.

     Operating Costs. Operating costs for the nine months ended September 30, 2003 were $270.4 million, or 46.5%, higher than in the corresponding period in 2002 due to increased costs associated with rigs that operated during the first nine months of 2003 that were stacked or being upgraded during the corresponding period in 2002, the increase in activity in Chad and the start-up of activity in Kazakhstan, the increased number of technical services projects and to the recording, in the nine months ended September 30, 2003, of a provision in respect of expected losses on several of those contracts. Additionally, certain operating costs denominated in euros increased due to the strengthening of that currency relative to the dollar. These increases in costs were partially offset by the favorable impact of the devaluation in Venezuela on expenses denominated in its local currency. Operating costs for the nine months ended September 30, 2002 were reduced by $1.5 million as a result of changes in estimates of costs accrued in prior periods primarily for contractually required maintenance costs that were not expected to be incurred on two rigs managed by us.

     Depreciation and Amortization. Depreciation expense increased by $15.7 million, or 9.4%, to $182.9 million in the nine months ended September 30, 2003, from $167.2 million in the corresponding period in 2002, due to incremental depreciation on newly acquired and constructed rigs and other rig refurbishments and upgrades.

      General and Administrative. General and administrative expenses increased by $10.9 million, or 15.5%, to $81.3 million for the nine months ended September 30, 2003, from $70.5 million for the nine months ended September 30, 2002, due primarily to increased overhead related to higher activity in Argentina and Mexico, the impact of the decline in the value of the dollar relative to the euro on certain expenses denominated in euros and higher professional fees, insurance and staffing costs.

     Other Income (Expense). Other expense for the nine months ended September 30, 2003 increased by $1.8 million, or 1.9%, as compared to the corresponding period in 2002. Interest expense decreased by $3.4 million due principally to a reduction in the weighted average interest rate of our debt as a result of recent debt refinancings, partly offset by an increase in the average amount of outstanding debt. Interest income declined $2.7 million due to a reduction in average cash balances held on deposit and to a reduction in interest rates. Other, net, in the nine-month period ended September 30,

2003, was comprised of expenses mostly related to the redemption of $150 million principal amount of our 93/8% senior notes due 2007, including a redemption premium of $4.7 million and the recognition of $1.5 million of deferred financing costs, partially offset by net foreign exchange gains. Other, net, in the nine-month period ended September 30, 2002, was comprised of mostly net foreign exchange losses in Argentina and Venezuela.

     Income Tax Provision. Our consolidated effective income tax rate for the nine months ended September 30, 2003 was 28.3% as compared to 28.9% for the corresponding period in 2002. The lower rate for the current period was principally a result of increased income in foreign jurisdictions with low or zero effective tax rates, partly offset by a true-up of the provision relating to tax returns for prior periods.

LIQUIDITY AND CAPITAL RESOURCES

     We had net working capital of $76.6 million and $162.3 million as of September 30, 2003 and December 31, 2002, respectively. Our current ratio, the ratio of current assets to current liabilities, was 1.1 as of September 30, 2003 and 1.3 as of December 31, 2002. The decrease in net working capital was attributable primarily to the use of cash to repurchase our remaining outstanding zero coupon convertible senior debentures in January 2003, an increase in the current portion of long-term debt as a result of the reclassification of approximately $86 million of senior convertible notes that mature in March 2004 from long-term to current liabilities and losses incurred on deepwater platform rig construction projects.

         We have a five-year $200.0 million senior secured term loan with a group of banks. Borrowings under the term loan bear interest at variable rates based on LIBOR plus a spread based on the credit rating of the facility or, if unrated, index debt. In 2003, in order to reduce the potential impact of fluctuations in LIBOR, we entered into interest rate agreements that effectively cap the interest rate on total outstanding borrowings under the term loan at rates from 3.58% to 5.0% and provide a lower limit on rates from 0.72% to 0.91%, plus the applicable spread, to March 2007.

     We have a senior secured revolving credit facility with a group of banks that provides aggregate availability of up to $250.0 million. Letters of credit of up to $50.0 million may be issued under the facility. As of September 30, 2003, $195.0 million of borrowings and an additional $4.3 million of letters of credit were outstanding under the facility. We amended our $95.0 million senior secured revolving credit facility with non-U.S. banks in October 2003. The amended facility provides aggregate availability of up to $180.0 million, including up to $10.0 million of letters of credit, and is collateralized by three semisubmersible rigs, two jackup rigs and a tender-assisted rig. Borrowings under the amended credit facility bear interest at variable rates based on LIBOR plus a spread ranging from 1.2% to 2.1%. As of September 30, 2003, $65.0 million of borrowings and an additional $10.0 million of letters of credit were outstanding under this credit facility. As of September 30, 2003, we had aggregate availability of $70.7 million under our senior secured revolving credit facilities. The October amendment described above increased the aggregate availability under our credit facilities by $85 million.

     In July 2003, we redeemed $150.0 million principal amount of our 93/8% senior notes due 2007 at a redemption price of 103.125% of the principal amount, plus accrued and unpaid interest to the redemption date. We paid a total of $157.6 million in connection with the redemption, including $2.9 million of accrued and unpaid interest and a $4.7 million premium.

     In April and May 2003, we issued $300 million aggregate principal amount of 3.25% convertible senior notes due 2033. Substantially all of the net proceeds of approximately $294.8 million were used to repay amounts outstanding under our senior secured revolving credit facilities, which included borrowings used to fund a portion of the purchase price of our zero coupon convertible subordinated debentures due 2018. The notes bear interest at a rate of 3.25% per annum. We also will pay contingent interest during any six-month interest period commencing on or after May 1, 2008 for which the trading price of the notes for each of the five trading days immediately preceding such period equals or exceeds 120% of the principal amount of the notes. Beginning May 5, 2008, we may redeem any of the notes at a redemption price of 100% of the principal amount redeemed plus accrued and unpaid interest. In addition, noteholders may require us to repurchase the notes on May 1 of 2008, 2010, 2013, 2018, 2023 and 2028 at a repurchase price of 100% of the principal amount redeemed plus accrued and unpaid interest. We may elect to pay all or a portion of the repurchase price in common stock instead of cash, subject to certain conditions. The notes are convertible under specified circumstances into shares of our common stock at a conversion rate of 38.9045 shares per $1,000 principal amount of notes (which is equal to a conversion price of $25.704), subject to adjustment. Upon conversion, we will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and common stock.

     In January 2003, we repurchased substantially all of our outstanding zero coupon convertible senior debentures due 2021 for $98.2 million. In April 2003, as required by the terms of our zero coupon convertible subordinated debentures due 2018, we repurchased $226.5 million face amount of the outstanding debentures for $112.0 million, which was equal to their accreted value on the date of purchase. The purchase price was funded through borrowings under our senior secured revolving credit facilities and available cash. Debentures with a face amount of $2.1 million, and an accreted value of $1.1 million as of November 8, 2003, remain outstanding.

     We have a Direct Stock Purchase Plan, which provides a convenient way for investors to purchase shares of our common stock without paying brokerage commissions or service charges. In the second quarter of 2003, we sold approximately 830,000 shares of common stock under this plan for net proceeds of $15.0 million. No shares were sold under the plan in the first or third quarters of 2003 or in 2002.

     Additions to property and equipment during the nine months ended September 30, 2003 totaled $175.1 million, including $23.4 million for the upgrade of one large land rig to work in Kazakhstan, $12.2 million for the acquisition of the Viking, a conventionally moored semisubmersible rig, $65.0 million for the upgrading of five jackup rigs, one platform rig and the Viking semisubmersible rig for contracts in Mexico, $10.0 million for other rig upgrades, refurbishments and reactivations, and approximately $64.5 million for sustaining capital projects. Approximately $26.4 million of these expenditures have been reimbursed by our customers. Since early 2002, we have obtained long-term contracts in Mexico for 14 jackup rigs, two platform rigs and two semisubmersible rigs. Most of these rigs came from our U.S. Gulf of Mexico rig fleet and required substantial upgrades to meet international standards and Pemex's specific requirements. The upgrades included expanding the living quarters and adding additional equipment such as extra mud pumps, top-drives and higher load capacity cranes.

     As of September 30, 2003, we had a 30.0% equity interest in a joint venture company that is constructing two dynamically-positioned, deepwater semisubmersible drilling rigs, currently referred to as the Amethyst 4 and Amethyst 5. The rigs are being constructed at a shipyard in Maine and are anticipated to be completed in early 2004. The joint venture company has financed 87.5% of the cost of construction of these rigs through credit facilities, with repayment of the borrowings under those facilities guaranteed by the United States Maritime Administration ("MARAD"). Advances under the credit facilities are being provided without recourse to any of the joint venture owners. The remaining 12.5% of the cost of construction is being provided by the joint venture company from equity contributions that have been made by the joint venture partners. In addition, the joint venture partners have agreed to provide equity contributions to finance all of the incremental costs associated with upgrading both rigs to a water depth capability of 1,700 meters from the original design of approximately 1,500 meters. We expect that the partners will be required to provide contributions of approximately $4.0 million in connection with these upgrades, of which our 30% share would be approximately $1.2 million. Through September 30, 2003, our equity contributions to the joint venture totaled $31.8 million, including capitalized interest of $7.0 million and an initial contribution of $0.4 million in connection with the upgrades. Based on the availability of funds under performance and payment bonds issued on behalf of a prior construction contractor and draws remaining under the MARAD-guaranteed credit facilities, we believe the Amethyst 4 and Amethyst 5 will be completed without requiring additional equity contributions by the joint venture partners other than contributions in connection with the water depth capacity upgrades.

     As of September 30, 2003, we had approximately $4.3 billion in total assets and $1.9 billion of long-term debt and capital lease obligations. We do not expect that our level of total indebtedness will have a material adverse impact on our financial position, results of operations or liquidity in future periods.

     As of September 30, 2003, $39.7 million of our cash balances, which amount is included in restricted cash, consists of funds held in trust in connection with our drillship and semisubmersible loans and our limited-recourse collateralized term loans and, accordingly, is not available for our use.

    Management believes that the cash and cash equivalents on hand, together with the cash generated from our operations and borrowings under our credit facilities, will be adequate to fund normal ongoing capital expenditures, working capital and debt service requirements for the foreseeable future.

    We expect to continue to redeploy assets to more active regions and to explore opportunities to expand our operations through rig upgrades and acquisitions from time to time. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. From time to time, we have one or more bids outstanding for contracts that could require significant capital expenditures and mobilization costs. We expect to fund acquisitions and project opportunities primarily through a combination of working capital, cash flow from operations and full or limited recourse debt or equity financing. In addition, we may consider from time to time opportunities to dispose of non-core assets when we believe the capital could be more effectively deployed to reduce debt or for other purposes, and we continue to discuss with potential buyers the possible sale of certain non-core assets. No assurance can be given that any such sale will be completed.

    In addition to the matters described in this "--Liquidity and Capital Resources" section, please read "--Business Environment and Outlook" for additional matters that may have a material impact on our liquidity.

RECENT ACCOUNTING PRONOUNCEMENTS

    In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN No. 46 requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. FIN No. 46 also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. We have adopted the disclosure provisions of FIN No. 46, as well as the consolidation provisions of FIN No. 46 for variable interest entities created after January 31, 2003, and for variable interest entities in which we have obtained an interest after January 31, 2003. With respect to variable interest entities in which a company holds a variable interest that was acquired before February 1, 2003, the consolidation provisions are required to be applied no later than the company's first fiscal year or interim period ending after December 15, 2003. We are currently evaluating these provisions of FIN No. 46, but do not expect them to have a material impact on our consolidated financial position, results of operations or cash flows when applied.

     The FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" during the second quarter of 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including those embedded in other contracts, and for hedging activities and is effective for contracts entered into or modified after June 30, 2003. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with both liability and equity characteristics and is effective at the beginning of the third quarter of 2003. The adoption of SFAS Nos. 149 and 150 did not to have a material impact on our consolidated financial position, results of operations or cash flows.

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

    o    cost overruns in our lump sum construction and other turnkey contracts

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding our exposure to certain market risks, see "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2002. There have been no material changes to the disclosure regarding our exposure to certain market risks made in the annual report, except as discussed in the paragraph below. For additional information regarding our long-term debt, see Note 3 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

     Interest Rate Risk. During 2003, we entered into agreements that effectively capped the interest rate on $197.0 of outstanding borrowings under our senior secured term loan at rates from 3.58% to 5.0%, plus the applicable spread, to March 2007.

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

     As disclosed in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2003, in connection with the completion of their review of our financial statements for the three-month and six-month periods ended June 30, 2003 included in that report and, in particular, their analysis of our loss provision related to our rig construction contracts, our independent auditors, PricewaterhouseCoopers LLP, issued a letter to our audit committee dated August 13, 2003 noting certain matters in our technical services division that it considered to be a material weakness in internal control. The matters listed in the letter were the misapplication of generally accepted accounting principles and the lack of procedures and policies to properly process change orders with customers on a timely basis. The evaluation of internal controls is subjective and involves judgment, and although we believe there were areas in our internal controls with respect to the processing of change orders that could have been improved, we do not believe these matters constituted a material weakness in our internal control over financial reporting. We have, however, made changes in policies and procedures to improve and enhance internal controls with regard to the processing of change orders and in the technical services division generally and believe these improvements and enhancements have appropriately addressed the matters referred to in the letter. These changes include the following:

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


(a)      Exhibits*

12       Computation of Ratio of Earnings to Fixed Charges

15 Letter on unaudited interim financial information of PricewaterhouseCoopers LLP

31.1 Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of the Chief Executive Officer and the Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------------------
* Pride and its subsidiaries are parties to several debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii) (A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.

 (b)     Reports on Form 8-K

      In a Current Report on Form 8-K submitted to the SEC on July 25, 2003, we filed pursuant to Item 5 of Form 8-K information regarding the recording of loss provisions in our 2003 second quarter relating to the construction of deepwater platform rigs.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                                PRIDE INTERNATIONAL, INC.


                                                By: /s/   Earl W. McNiel
                                                    ---------------------------
                                                        (EARL W. MCNIEL)
                                                      VICE PRESIDENT AND CHIEF
                                                        FINANCIAL OFFICER

Date:  November 14, 2003

                                  EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION
-----------             -----------


12       Computation of Ratio of Earnings to Fixed Charges

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