Form 10-K
period 2003-12-31
PRIDE INTERNATIONAL INC
filed 2004-03-15
CIK 833081

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]     No [ ]

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant at June 30, 2003, based on the closing price on the New York Stock Exchange on such date, was approximately $2.1 billion. (The executive officers and directors of the registrant and First Reserve Corporation, its affiliates and related parties are considered affiliates for the purposes of this calculation.)

     The number of shares of the registrant's common stock outstanding on March 8, 2004 was 135,769,487.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held in May 2004 are incorporated by reference into Part III of this report.

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   15
Item 3.   Legal Proceedings...........................................   15
Item 4.   Submission of Matters to a Vote of Security Holders.........   16
          Executive Officers of the Registrant........................   16

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   18
Item 6.   Selected Financial Data.....................................   19
Item 7.   Management's Discussion and Analysis of Financial Condition
          and
          Results of Operations.......................................   20
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   39
          Forward-Looking Statements..................................   40
Item 8.   Financial Statements and Supplementary Data.................   42
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   76
Item 9A.  Controls and Procedures.....................................   76

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   78
Item 11.  Executive Compensation......................................   78
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   78
Item 13.  Certain Relationships and Related Transactions..............   78
Item 14.  Principal Accounting Fees and Services......................   78

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   79

                                     PART I

ITEM 1.  BUSINESS

     In this Annual Report on Form 10-K, we refer to Pride International, Inc. and its subsidiaries as "we," the "Company" or "Pride," unless the context clearly indicates otherwise. Pride International, Inc. is a Delaware corporation with its principal executive offices located at 5847 San Felipe, Suite 3300, Houston, Texas 77057. Pride's telephone number at such address is (713) 789-1400.

OVERVIEW

     Pride is a leading international provider of contract drilling and related services, operating both offshore and on land. As of March 1, 2004, we operated a global fleet of 327 rigs, including two ultra-deepwater drillships, 11 semisubmersible rigs, 35 jackup rigs, 30 tender-assisted, barge and platform rigs and 249 land-based drilling and workover rigs. Our operations are conducted in more than 30 countries and marine provinces in many of the most active oil and gas basins of the world, including South America, the Gulf of Mexico, the Mediterranean, West and North Africa, the Middle East, Asia Pacific, Russia and Kazahkstan. The significant diversity of our rig fleet and areas of operation enables us to provide a broad range of services and to take advantage of market upturns while reducing our exposure to sharp downturns in any particular market sector or geographic region.

     During 2003, we continued our strategy begun in 2002 to redeploy our assets to stronger markets internationally and to enter into long-term contracts where available at attractive rates. In the Gulf of Mexico, we moved five jackup rigs, one platform rig and one semisubmersible rig from the United States to Mexico. These 2003 moves were in addition to the 11 jackups, one semisubmersible and one platform rig mobilized to Mexico and other international markets in 2002, principally from the U.S. Gulf of Mexico. The rigs are receiving higher day rates for longer terms, and providing substantially higher cash margins, than they would currently be realizing in the U.S. Gulf of Mexico market for the same classes of rigs. At the same time, we believe our remaining available jackup and platform rig fleets in the U.S. Gulf of Mexico leave us well-positioned to benefit from any improvement in that market in 2004.

     We may redeploy additional assets to more active regions in 2004 if we have the opportunity to do so on attractive terms; however, we expect fewer opportunities for redeployments than in 2002 and 2003.

     During the fourth quarter of 2003, we also entered into a ten-year aggregate contract extension with Total E&P Angola for the ultra-deepwater drillships Pride Africa and Pride Angola, to commence upon completion of their existing contracts in 2005. The ten-year aggregate is the total usage for both drillships, with a minimum of three years and a maximum of seven years for any one drillship. In addition, in November 2003, the Kizomba A deepwater platform drilling rig constructed by Pride for a unit of Exxon Mobil Corporation began operations offshore Angola under a five-year management contract.

     Our technical services segment has had major projects ongoing to design, engineer, manage construction of and commission four deepwater platform drilling rigs, one of which, the Kizomba A, has been completed and commenced operations. The rigs are being constructed under lump-sum contracts on behalf of two major oil company customers for installation on spar and tension-leg production platforms. We also are to provide drilling operations management of the rigs once they have been installed on the platforms. We have experienced significant cost overruns on these projects, and we estimate that total costs on all four projects will substantially exceed revenues. Accordingly, during 2003, we recorded substantial loss provisions relating to the construction of these deepwater platform rigs. We do not currently intend to enter into any additional construction contracts on a lump-sum basis for rigs to be owned by others. See "-- Risk Factors -- Costs overruns on our lump-sum construction contracts have resulted in losses on those contracts and may continue to do so in the future" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Environment and Outlook -- Segment Review -- Technical Services."

OPERATIONS

     We provide contract drilling services to oil and gas exploration and production companies through the use of mobile offshore and land-based drilling rigs in both U.S. offshore and international land and offshore markets. Generally, land-based rigs and offshore platform rigs operate with crews of six to 17 persons, jackup rigs, tender-assisted rigs and barge rigs operate with crews of 15 to 25 persons and semisubmersible rigs and drillships operate with crews of 60 to 75 persons. We provide the rig and drilling crew and are responsible for the payment of operating and maintenance expenses.

     Our land-based fleet also includes a class of rigs known as workover rigs designed to perform maintenance and repair or modification to existing wells. Maintenance and repair services are required on producing oil and gas wells to ensure efficient, continuous operation. These services consist of mechanical repairs necessary to maintain or improve production from the well, such as repairing parted sucker rods, replacing defective downhole pumps in an oil well or replacing defective tubing in a gas well. We provide the rigs, equipment and crews for these maintenance services, which are performed on both oil and gas wells, but are more often required on oil wells. Also, producing oil and gas wells occasionally require major modifications, called "workovers." Workover services include the opening of new producing zones in an existing well, recompletion of a well in which production has declined, drilling out plugs and packers and the conversion of a producing well to an injection well during enhanced recovery operations.

  GULF OF MEXICO

     We operate two semisubmersible rigs, two independent-leg jackup rigs and 23 mat-supported jackup rigs in the Gulf of Mexico. We are the second largest operator of mat-supported jackup rigs capable of drilling in water depths of 200 to 300 feet. We also operate a fleet of 21 modular platform rigs in the Gulf of Mexico.

     In the U.S. sector of the Gulf of Mexico, we operate 11 jackup rigs and 18 platform rigs. Six of the jackups and six of the platform rigs are currently working under contracts ranging in duration from well-to-well to one year. The remaining rigs are stacked.

     In the Mexican sector, two semisubmersible rigs, 14 jackup rigs and three platform rigs are working for a unit of Petroleos Mexicanos S.A. ("Pemex") under contracts with initial durations of one to four years each. We mobilized nine jackup rigs and one platform rig from the U.S. sector to the Mexican sector in 2002, and five additional jackups, one semisubmersible and one platform rig in 2003. Of our two semisubmersibles in this market, the Pride South Seas, which was mobilized in 2002 from South Africa, is contracted through June 2005, and the Pride Mexico, which began operations in October 2003, is contracted through April 2007.

  INTERNATIONAL OFFSHORE

     West Africa. Our market-leading position in Angola includes two ultra-deepwater drillships, three deepwater semisubmersibles, one jackup rig, two tender-assisted rigs and one deepwater platform rig. We have a 51% ownership interest in two ultra-deepwater drillships, the Pride Angola and the Pride Africa. The drillships are contracted to work for Total E&P Angola under contracts initially expiring in May 2005 and June 2005, respectively. During the fourth quarter of 2003, we entered into a ten-year aggregate contract extension for these rigs, to commence upon completion of their existing contracts. The ten-year aggregate is the total usage for both drillships, with a minimum of three years and a maximum of seven years for any one drillship.

     Two of our semisubmersible rigs, the Pride South Pacific and the Pride North America, are working offshore Angola under contracts expiring in April 2004 and August 2004, respectively. We are actively marketing these rigs in the region with the objective of securing work directly following completion of the current contracts. In addition, we operate the dynamically positioned semisubmersible rig Leiv Eiriksson in Angola under a long-term management contract. The current work program expires in April 2004, and we are presently marketing the rig in the region. The jackup rig Pride Cabinda is working offshore Angola under a long-term contract expiring in August 2005.

     Following completion of its special periodic survey, the tender-assisted rig Alligator is expected to begin working in July 2004 under a contract that expires in January 2006. The tender-assisted rig Barracuda is operating in Angola under a contract that expires in July 2004. In addition, in November 2003, the Kizomba A deepwater platform drilling rig began operations for a unit of ExxonMobil Corporation offshore Angola under a management contract expiring in December 2008.

     Elsewhere in West Africa, we mobilized the jackup rig Pride North Dakota from the U.S. Gulf of Mexico to Nigeria for work commencing in October 2002 under a contract that expires in October 2004. The swamp barge rig Bintang Kalimantan is working in Nigeria under a contract expiring in March 2004, after which we expect the rig to be stacked, and the tender-assisted rig Al Baraka I is stacked following completion of its management contract in September 2003.

     South America. In Brazil, the Pride Carlos Walter and the Pride Brazil, which are deepwater, dynamically positioned semisubmersible rigs, are working under five-year contracts for Petrobras that expire in June and July 2006, respectively. The Pride South America, a dynamically positioned semisubmersible rig, is currently working offshore Brazil for Petrobras under a contract that expires in January 2005. The semisubmersible Pride South Atlantic began working on a series of one-well contracts for three independent operators offshore Brazil in January 2004, with possible additional option wells. The firm portion of the program is expected to be completed in July 2004.

     Our offshore fleet in Venezuela includes two jackup rigs and two barge rigs operating on Lake Maracaibo. We manage the two jackup rigs on behalf of Petroleos de Venezuela, S.A. ("PDVSA") under contracts that expire in March and April 2004 at the end of work in progress. Pride has the right to extend each of these contracts for an additional six months. The two barge rigs are working under ten-year contracts with PDVSA expiring in January 2005. Our semisubmersible rig Pride Venezuela has been stacked in Trinidad since completing its contract with PDVSA offshore Venezuela in July 2003.

     Other International. We operate two jackup rigs in India. In November 2002, we mobilized the Pride West Virginia from the Gulf of Mexico to India, and it is currently working under a contract that expires in November 2004. The Pride Pennsylvania is working offshore India under a contract that expires in 2006. The semisubmersible rig Pride North Sea operates in the Mediterranean Sea under a contract that expires in August 2004. The jackup rig Pride Ohio is operating in the Middle East under a contract that expires in April 2004. The jackup rig Pride Montana is currently in Saudi Arabia working under a contract expiring in June 2004. The Pride Hawaii, a jackup rig working offshore Malaysia, is under contract until May 2005. The Pride Rotterdam, an accommodation unit, is working in the Dutch sector of the North Sea under a contract that expires in March 2005. The tender-assisted rigs Ile de Sein, working in Indonesia, and the Piranha, working in Malaysia, operate under contracts expiring in December 2004 and June 2005, respectively.

  INTERNATIONAL LAND

     We operate 249 land-based rigs internationally, including 227 rigs in South America. In Argentina, we operate a market-leading 154 rigs. Of these rigs, 52 are drilling rigs and 102 are workover rigs. Argentine rig operations are generally conducted in remote regions of the country and require substantial infrastructure and support costs. We believe that our established infrastructure and scale of operations provide us with a competitive advantage in this market.

     Our land-based fleet in Venezuela consists of 36 rigs, of which nine are drilling rigs and 27 are workover rigs. In Colombia, we operate 12 drilling rigs and eight workover rigs under contracts with major integrated and independent international oil companies and with the national oil company. We operate four drilling rigs and two workover rigs for operators in Bolivia. We operate two drilling rigs in Ecuador. In Brazil, we operate one land-based drilling rig and eight land-based workover rigs.

     Elsewhere, our land-based operations include five rigs in Chad, one in Mexico, one in France, one in Russia, two in Kazakhstan, four in North Africa and four in the Middle East.

  E&P SERVICES

     We provide a variety of services to exploration and production companies in Argentina, Bolivia, Brazil, Colombia, Ecuador, Mexico, Peru and Venezuela through our E&P services division, including cementing, fracturing, coil tubing, directional drilling, underbalanced drilling, nitrogen injection and fishing services. We also manage integrated services projects in Argentina and other South American countries.

     During 2002 and 2003, our land-based rig and E&P services operations in Argentina and Venezuela were adversely affected by the economic and political instability in those countries. Please read "-- Risk Factors -- Worldwide political and economic developments may hurt our operations" in Item 1 of this annual report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this annual report.

  TECHNICAL SERVICES

     We employ a technical staff dedicated to designing specialized drilling equipment to fulfill specific customer requirements and to conduct research and development in drilling solutions and technologies. The technical services group has designed and managed the construction of numerous rigs in our fleet.

     Our technical services segment has had major projects ongoing to design, engineer, manage construction of and commission four deepwater platform drilling rigs, one of which has been completed and commenced operations. The rigs are being constructed under lump-sum contracts on behalf of two major oil company customers for installation on spar and tension-leg production platforms. We also are to provide drilling operations management of the rigs once they have been installed on the platforms. We have experienced significant cost overruns on these projects, and we estimate that total costs on all four projects will substantially exceed revenues. Accordingly, during 2003, we recorded substantial loss provisions relating to the construction of these deepwater platform rigs. We do not currently intend to enter into any additional construction contracts on a lump-sum basis for rigs to be owned by others. See "Risk Factors -- Cost overruns on our lump-sum construction contracts have resulted in losses on those contracts and may continue to do so in the future" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Environment and Outlook -- Segment Review -- Technical Services."

RIG FLEET

  OFFSHORE RIGS

     The table below presents information about our offshore rig fleet as of March 1, 2004:

                                                           BUILT/
                                                         UPGRADED OR   WATER    DRILLING
                                                          EXPECTED     DEPTH     DEPTH
RIG NAME                          RIG TYPE/DESIGN        COMPLETION    RATING    RATING       LOCATION        STATUS
--------                          ---------------        -----------   ------   --------      --------        ------
                                                                       (FEET)    (FEET)
DRILLSHIPS -- 2
Pride Africa(1)...........  Gusto 10,000                    1999       10,000    30,000        Angola          Working
Pride Angola(1)...........  Gusto 10,000                    1999       10,000    30,000        Angola          Working

                                                           BUILT/
                                                         UPGRADED OR   WATER    DRILLING
                                                          EXPECTED     DEPTH     DEPTH
RIG NAME                          RIG TYPE/DESIGN        COMPLETION    RATING    RATING       LOCATION        STATUS
--------                          ---------------        -----------   ------   --------      --------        ------
                                                                       (FEET)    (FEET)
SEMISUBMERSIBLE RIGS -- 13
Leiv Eiriksson(2).........  Bingo 9000                      2001        8,200    30,000        Angola          Working
Pride North America.......  Bingo 8000                      1999        7,500    25,000        Angola          Working
Pride South Pacific.......  Blohm & Voss                 1974/1999      6,500    25,000        Angola          Working
Pride Portland(3).........  Amethyst                        2004        5,600    25,000        Maine          Shipyard
Pride Rio de Janeiro(3)...  Amethyst                        2004        5,600    25,000       Curacao       Sea Trials
Pride Brazil..............  Amethyst                        2001        5,000    25,000        Brazil          Working
Pride Carlos Walter.......  Amethyst                        2000        5,000    25,000        Brazil          Working
Pride South America.......  Amethyst                     1987/1996      4,000    20,000        Brazil          Working
Pride Mexico..............  Neptune Pentagon             1973/1995      2,625    22,000        Mexico          Working
Pride South Atlantic......  F&G Enhanced Pacesetter         1982        1,500    25,000        Brazil          Working
Pride Venezuela...........  F&G Enhanced Pacesetter      1982/2001      1,500    25,000       Trinidad       Available
Pride South Seas..........  Aker H-3                     1977/1997      1,000    20,000        Mexico          Working
Pride North Sea...........  Aker H-3                     1975/2001      1,000    25,000    Mediterranean       Working
JACKUP RIGS -- 35
Pride Cabinda.............  Independent leg, cantilever     1983          300    25,000        Angola          Working
Pride Hawaii..............  Independent leg, cantilever  1975/1997        300    30,000       Malaysia         Working
Pride Pennsylvania........  Independent leg, cantilever  1973/1998        300    20,000        India           Working
Pride Tennessee...........  Independent leg, cantilever     1981          300    25,000        Mexico          Working
Pride West Virginia(4)....  Independent leg, cantilever  1982/2002        300    30,000        India           Working
Pride Montana.............  Independent leg, cantilever  1980/2001        270    20,000     Saudi Arabia       Working
Pride North Dakota........  Independent leg, cantilever  1981/2002        250    30,000       Nigeria          Working
Pride Ohio................  Independent leg, cantilever  1975/1998        250    20,000     Middle East        Working
GP-20(2)..................  Independent leg, cantilever     1982          200    20,000      Venezuela         Working
GP-19(2)..................  Independent leg, cantilever     1981          150    20,000      Venezuela         Working
Pride Wisconsin...........  Independent leg, slot        1976/2002        300    30,000        Mexico          Working
Pride Texas...............  Mat-supported, cantilever       1999          300    20,000        Mexico          Working
Pride Alaska..............  Mat-supported, cantilever    1982/2002        250    25,000        Mexico          Working
Pride Kansas..............  Mat-supported, cantilever       1999          250    25,000         USA            Working
Pride Missouri............  Mat-supported, cantilever       1981          250    20,000         USA            Working
Pride Alabama.............  Mat-supported, cantilever       1982          200    25,000        Mexico          Working
Pride Arkansas............  Mat-supported, cantilever       1982          200    25,000        Mexico          Working
Pride Colorado............  Mat-supported, cantilever       1982          200    25,000        Mexico          Working
Pride Florida.............  Mat-supported, cantilever       1981          200    20,000         USA            Working
Pride Mississippi.........  Mat-supported, cantilever    1981/2002        200    25,000        Mexico          Working
Pride Nebraska............  Mat-supported, cantilever    1981/2002        200    20,000        Mexico          Working
Pride Nevada..............  Mat-supported, cantilever    1981/2002        200    20,000        Mexico          Working
Pride New Mexico..........  Mat-supported, cantilever       1982          200    25,000         USA            Working
Pride South Carolina......  Mat-supported, cantilever    1980/2002        200    20,000        Mexico          Working
Pride Utah................  Mat-supported, cantilever    1978/2002         80    16,000         USA          Available
Pride Kentucky............  Mat-supported, slot             1974          262    25,000         USA          Available
Pride Arizona.............  Mat-supported, slot          1981/1996        250    25,000         USA          Available
Pride California..........  Mat-supported, slot          1997/2002        250    20,000        Mexico          Working
Pride Georgia.............  Mat-supported, slot          1981/1995        250    20,000         USA            Working
Pride Louisiana...........  Mat-supported, slot          1981/2002        250    25,000        Mexico          Working
Pride Michigan............  Mat-supported, slot          1975/2002        250    25,000         USA            Working
Pride Oklahoma............  Mat-supported, slot          1996/2002        250    20,000        Mexico          Working
Pride Wyoming.............  Mat-supported, slot             1976          250    25,000         USA          Available
Pride Illinois............  Mat-supported, slot          1970/1993        225    20,000         USA          Available
Pride Rotterdam...........  Accommodation unit           1975/1992        205        --      North Sea         Working

                                                           BUILT/
                                                         UPGRADED OR   WATER    DRILLING
                                                          EXPECTED     DEPTH     DEPTH
RIG NAME                          RIG TYPE/DESIGN        COMPLETION    RATING    RATING       LOCATION        STATUS
--------                          ---------------        -----------   ------   --------      --------        ------
                                                                       (FEET)    (FEET)
TENDER-ASSISTED RIGS -- 5
Al Baraka I(5)............  Self-erecting barge             1994          650    20,000     West Africa      Available
Piranha...................  Self-erecting barge          1978/1998        600    20,000       Malaysia         Working
Ile de Sein...............  Self-erecting barge          1981/1997        450    16,000      Indonesia         Working
Barracuda.................  Self-erecting barge             1982          330    20,000        Angola          Working
Alligator.................  Self-erecting barge          1982/2004        330    20,000        Angola         Shipyard
BARGE RIGS -- 3
Pride I...................  Floating cantilever             1994          150    20,000      Venezuela         Working
Pride II..................  Floating cantilever             1994          150    20,000      Venezuela         Working
Bintang Kalimantan........  Swamp barge                     1983          N/A    16,000       Nigeria          Working
PLATFORM RIGS -- 22
Kizomba A(2)..............  Ultra-heavy electrical          2003          N/A    30,000        Angola          Working
Rig 1501E.................  Heavy electrical                1996          N/A    25,000         USA            Working
Rig 1502E.................  Heavy electrical                1998          N/A    25,000         USA          Available
Rig 1503E.................  Heavy electrical             1997/2003        N/A    20,000         USA            Working
Rig 1002E.................  Heavy electrical                1996          N/A    20,000        Mexico          Working
Rig 1003E.................  Heavy electrical                1996          N/A    20,000        Mexico          Working
Rig 1005E.................  Heavy electrical                1998          N/A    20,000        Mexico          Working
Rig 1006E.................  Heavy electrical                2001          N/A    20,000         USA            Working
Rig 750E..................  Heavy electrical                1992          N/A    16,500         USA          Available
Rig 751E..................  Heavy electrical                1995          N/A    16,500         USA          Available
Rig 650E..................  Intermediate electrical         1994          N/A    15,000         USA          Available
Rig 651E..................  Intermediate electrical         1995          N/A    15,000         USA            Working
Rig 653E..................  Intermediate electrical         1995          N/A    15,000         USA          Available
Rig 951...................  Heavy mechanical                1995          N/A    18,000         USA          Available
Rig 200...................  Intermediate mechanical         1993          N/A    15,000         USA          Available
Rig 210...................  Intermediate mechanical         1996          N/A    15,000         USA            Working
Rig 220...................  Intermediate mechanical         1995          N/A    15,000         USA          Available
Rig 100...................  Intermediate mechanical         1990          N/A    15,000         USA          Available
Rig 110...................  Intermediate mechanical         1990          N/A    15,000         USA          Available
Rig 130...................  Intermediate mechanical         1991          N/A    15,000         USA          Available
Rig 170...................  Intermediate mechanical         1991          N/A    15,000         USA          Available
Rig 14....................  Light mechanical                1994          N/A    10,000         USA            Working

---------------

(1) Owned by joint ventures in which we have a 51% interest.

(2) Managed by us, but owned by others.

(3) Owned by a joint venture in which we have a 30% interest; formerly known as the Amethyst 4 and Amethyst 5.

(4) We have entered into a memorandum of agreement to sell the unit subject to various conditions, some of which may be difficult to satisfy. Accordingly, the sale may not be completed.

(5) Owned by a joint venture in which we have a 12.5% interest.

     Drillships. The Pride Africa and Pride Angola are ultra-deepwater, self-propelled drillships that can be positioned over a drill site through the use of a computer-controlled thruster (dynamic positioning) system. Drillships are suitable for deepwater drilling in remote locations because of their mobility and large load-carrying capacity.

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

     Jackup Rigs. The jackup rigs we operate are mobile, self-elevating drilling platforms equipped with legs that can be lowered to the ocean or lake floor until a foundation is established to support the drilling platform. The rig legs may have a lower hull or mat attached to the bottom to provide a more stable foundation in soft bottom areas. Independent leg rigs are better suited for harsher or uneven seabed conditions. Jackup rigs are generally subject to a maximum water depth of approximately 300 feet, while some jackup rigs may drill in water depths as shallow as ten feet. The length of the rig's legs and the operating environment determine the water depth limit of a particular rig. A cantilever jackup rig has a feature that allows the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over a pre-existing platform or structure. Some cantilever jackup rigs have "skid-off" capability, which allows the derrick equipment to be skidded onto an adjacent platform, thereby increasing the operational capacity of the rig. Slot-type jackup rigs are configured for drilling operations to take place through a slot in the hull. Slot-type rigs are usually used for exploratory drilling because their configuration makes them difficult to position over existing platforms or structures.

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

     Platform Rigs. Our platform rigs generally consist of drilling equipment and machinery arranged in modular packages that are transported to and assembled and installed on fixed offshore platforms owned by the customer. Fixed offshore platforms are steel, tower-like structures that stand on the ocean floor, with the top portion, or platform, above the water level, providing the foundation upon which the platform rig is placed. Two of our modular platform rigs are capable of drilling to well depths of up to 25,000 feet. The Kizomba A rig, which we built and manage for the customer, can drill wells at depths of up to 30,000 feet. It is permanently installed on a deepwater floating structure known as a tension-leg platform. Our platform rigs can be used to provide drilling, workover and horizontal reentry services using top drives, enhanced pumps and solids control equipment for drilling fluids.

  LAND RIGS

     The table below presents information about our land-based rig fleet as of March 1, 2004:

                                                    TOTAL   DRILLING   WORKOVER   UTILIZATION
                                                    -----   --------   --------   -----------
SOUTH AMERICA -- 227
  Argentina.......................................   154       52        102          86%
  Venezuela.......................................    36        9         27          86%
  Colombia........................................    20       12          8          65%
  Bolivia.........................................     6        4          2          50%
  Brazil(1).......................................     9        1          8          89%
  Ecuador.........................................     2        2         --          50%
OTHER INTERNATIONAL -- 22
  Chad............................................     5        3          2         100%
  North Africa....................................     4        3          1           0%
  Oman............................................     4        4         --         100%
  Russia/Kazakhstan...............................     3        3         --          67%
  Other...........................................     6        4          2          50%
                                                     ---       --        ---
          Total Land-Based Rigs...................   249       97        152          82%
                                                     ===       ==        ===         ====

---------------

(1) One drilling rig and three workover rigs are managed by us, but owned by third parties.

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

COMPETITION

     Our competition ranges from large multinational companies offering a wide range of drilling and other oilfield services to smaller, locally owned companies. We believe we are competitive in terms of pricing, performance, equipment, safety, availability of equipment to meet customer needs and availability of experienced, skilled personnel. Competition is usually on a regional basis, but offshore drilling rigs are highly mobile and may be moved, at a cost that is sometimes substantial, from one region to another in response to demand.

     Drilling contracts are generally awarded on a competitive bid basis. While an operator may consider the contractor's safety record, crew quality, rig location and quality of service and equipment, price is often the primary factor in determining which contractor, among those with suitable rigs, is awarded a job. Some of our competitors have greater financial resources, which may enable them to better withstand periods of low utilization, compete more effectively on the basis of price, build new rigs or acquire existing rigs.

CUSTOMERS

     We work for large multinational oil and gas companies, government-owned oil and gas companies and independent oil and gas producers. During 2003, we had two customers, Pemex and Petrobras, that each accounted for approximately 13% of our consolidated revenues. The loss of either of these significant customers could, in the near term, have a material adverse effect on our results of operations. No other customer accounted for 10% or more of our 2003 consolidated revenues.

DRILLING CONTRACTS

     Our drilling contracts are awarded through competitive bidding or on a negotiated basis. The contract terms and rates vary depending on competitive conditions, the geographical area, the geological formation to be drilled, the equipment and services to be supplied, the on-site drilling conditions and the anticipated duration of the work to be performed.

     Oil and gas well drilling contracts are carried out on a dayrate, footage or turnkey basis. Under dayrate contracts, we charge the customer a fixed charge per day regardless of the number of days needed to drill the well. In addition, dayrate contracts usually provide for a reduced day rate (or lump sum amount) for mobilizing the rig to the well location and for assembling and dismantling the rig. Under dayrate contracts, we ordinarily bear no part of the costs arising from down-hole risks (such as time delays for various reasons, including a stuck or broken drill string or blowouts). Substantially all of our contracts with major customers are on a dayrate basis. Contracts may also include reimbursement of costs to modify or upgrade a rig to meet customer specifications. Other contracts provide for payment on a footage basis, whereby we are paid a fixed amount for each foot drilled regardless of the time required or the problems encountered in drilling the well. We may also enter into turnkey contracts, whereby we agree to drill a well to a specific depth for a fixed price and to bear some of the well equipment costs. Compared to dayrate contracts, footage and turnkey contracts involve a higher degree of risk to us and, accordingly, normally provide greater profit potential.

     Contracts for work in international offshore markets generally provide for longer terms than contracts in domestic offshore markets. When contracting abroad, we are faced with the risks of currency fluctuation and, in certain cases, exchange controls. Typically, we attempt to limit these risks by obtaining contracts providing for payment in U.S. dollars or freely convertible foreign currency. To the extent possible, we seek to limit our exposure to local currencies by matching our acceptance thereof to our expense requirements in such currencies. There can be no assurance that we will be able to continue to take such actions in the future, thereby exposing us to foreign currency fluctuations that could have a material adverse effect upon our results of operations and financial condition. Please read "-- Risk Factors -- Worldwide political and economic developments may hurt our operations" in Item 1 of this annual report, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this annual report and "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this annual report.

     In addition, a customer may seek to cancel or renegotiate its contract during periods of depressed market conditions or if we experience downtime or operational problems above the contractual limit. See "-- Risk Factors -- Our customers may seek to cancel or renegotiate some of our drilling contracts during periods of depressed market conditions or if we experience operational difficulties."

SEASONALITY

     Our land rigs in Kazakhstan are operating on artificial islands in the Caspian Sea. Because winter ice conditions hinder access and resupply, the rigs are placed in a non-operating standby mode during winter months at a reduced dayrate. Otherwise, our business activities are not significantly affected by seasonal fluctuations. Most of our other rigs are located in geographical areas that are not subject to severe weather changes that would halt operations for prolonged periods.

EMPLOYEES

     As of March 1, 2004, we employed approximately 12,200 employees. Approximately 1,200 of our employees were located in the United States and 11,000 were located abroad. Hourly rig crews constitute the vast majority of our employees. None of our U.S. employees are represented by a collective bargaining unit. Many of our international employees are subject to industry-wide labor contracts within their respective countries. We believe that our employee relations are good.

SEGMENT INFORMATION

     Information with respect to revenues, earnings from operations and identifiable assets attributable to our industry segments and geographic areas of operations for the last three fiscal years is presented in Note 15 of our Notes to Consolidated Financial Statements included in Item 8 of this annual report.

WEBSITE ACCESS TO SEC REPORTS

     We file annual, quarterly and special reports, proxy statements and other information with the SEC. These filings, and any amendments to these filings, are available free of charge through our internet website at www.prideinternational.com as soon as reasonably practicable after we electronically file that material with, or furnish it to, the SEC. These filing also are available at the SEC's internet website at www.sec.gov. Information contained on our website is not part of this annual report.

RISK FACTORS

  COST OVERRUNS ON OUR LUMP-SUM CONSTRUCTION CONTRACTS HAVE RESULTED IN LOSSES ON THOSE CONTRACTS AND MAY CONTINUE TO DO SO IN THE FUTURE.

     Our technical services segment is performing four deepwater platform rig construction projects under lump-sum contracts with our customers. One of these rigs has been delivered to the customer and is now in operation. We recorded loss provisions totaling $98.4 million, or $64.0 million net of taxes at the U.S. statutory rate, during 2003 as a result of cost overruns on these projects. The loss provisions include costs incurred to date plus our estimate of costs we expect to incur to complete these projects. Currently unforeseen events may result in further cost overruns to complete these projects, which could be material and which would require us to record additional loss provisions in future periods. Such events could include variations in labor and equipment productivity over the remaining term of the contract, unanticipated cost increases, engineering changes, shipyard or systems problems, project management issues, shortages of equipment, materials or skilled labor, unscheduled delays in the delivery of ordered materials and equipment, work stoppages, shipyard unavailability or delays. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Environment and
Outlook -- Technical Services" in Item 7 of this annual report.

  WE RECOGNIZE REVENUES AND RELATED COSTS UNDER OUR CONTRACTS IN THE TECHNICAL SERVICES SEGMENT ON A PERCENTAGE-OF-COMPLETION BASIS. ADJUSTMENTS IN ESTIMATES COULD RESULT IN A CHARGE AGAINST EARNINGS, WHICH COULD BE MATERIAL.

     We recognize revenues and related costs under contracts in our technical services segment on a percentage-of-completion basis. Accordingly, we review contract price and cost estimates periodically as the work progresses and reflect adjustments in income (1) to recognize income proportionate to the percentage of completion in the case of projects showing an estimated profit at completion and (2) to recognize the entire amount of the loss in the case of projects showing an estimated loss at completion. To the extent these adjustments result in an increase in previously reported losses or a reduction in or an elimination of previously reported profits with respect to a project, we would recognize a charge against current earnings, which could be material. Our current estimates may be revised in future periods, and those revisions may be material. Currently, all four of our lump-sum construction projects are in a loss position.

  A MATERIAL OR EXTENDED DECLINE IN EXPENDITURES BY OIL AND GAS COMPANIES, DUE TO A DECLINE OR VOLATILITY IN OIL AND GAS PRICES, A DECREASE IN DEMAND FOR OIL AND GAS OR OTHER FACTORS, MAY REDUCE DEMAND FOR OUR SERVICES AND MATERIALLY REDUCE OUR PROFITABILITY.

     The profitability of our operations depends upon conditions in the oil and gas industry and, specifically, the level of exploration and production expenditures of oil and gas company customers. The oil and gas industry is cyclical. The demand for contract drilling and related services is directly influenced by many factors beyond our control, including:

     - oil and gas prices and expectations about future prices;

     - the demand for oil and gas;

     - the cost of producing and delivering oil and gas;

     - advances in exploration, development and production technology;

     - government regulations;

     - local and international political and economic conditions;

     - the ability of the Organization of Petroleum Exporting Countries (OPEC) to set and maintain production levels and prices;

     - the level of production by non-OPEC countries; and

     - the policies of various governments regarding exploration and development of their oil and gas reserves.

     Depending on the market prices of oil and gas, companies exploring for oil and gas may cancel or curtail their drilling programs, thereby reducing demand for drilling services. Such a reduction in demand may erode daily rates and utilization of our rigs. Any significant decrease in daily rates or utilization of our rigs, particularly our high-specification semisubmersible rigs or jack-up rigs, could materially reduce our revenues and profitability.

  AN OVERSUPPLY OF COMPARABLE RIGS IN THE GEOGRAPHIC MARKETS IN WHICH WE COMPETE COULD DEPRESS THE UTILIZATION RATES AND DAYRATES FOR OUR RIGS AND MATERIALLY REDUCE OUR REVENUES AND PROFITABILITY.

     Utilization rates, which are the number of days a rig actually works divided by the number of days the rig is available for work, and dayrates, which are the contract prices customers pay for rigs per day, are affected by the total supply of comparable rigs available for service in the geographic markets in which we compete. Improvements in demand in a geographic market may cause our competitors to respond by moving competing rigs into the market, thus intensifying price competition. Significant new rig construction could also intensify price competition. In the past, there have been prolonged periods of rig oversupply with correspondingly depressed utilization rates and dayrates largely due to earlier, speculative construction of new rigs. Improvements in dayrates and expectations of longer-term, sustained improvements in utilization rates and dayrates for offshore drilling rigs may lead to construction of new rigs. These increases in the supply of rigs could depress the utilization rates and dayrates for our rigs and materially reduce our revenues and profitability.

  WORLDWIDE POLITICAL AND ECONOMIC DEVELOPMENTS MAY HURT OUR OPERATIONS MATERIALLY.

     In 2003, we derived approximately 39% of our revenues from operations in countries within South America and an additional approximately 48% of our revenues from operations in all other countries outside the United States. Our operations in these areas are subject to the following risks, among others:

     - foreign currency fluctuations and devaluation;

     - new economic policies;

     - restrictions on currency repatriation;

     - political instability, war and civil disturbances;

     - uncertainty or instability resulting from armed hostilities or other crises in the Middle East or other geographic areas in which we operate; and

     - acts of terrorism.

     Continued hostilities in the Middle East and the occurrence or threat of future terrorist attacks such as those against the U.S. on September 11, 2001 could cause a downturn in the economies of the U.S. and other developed countries. A lower level of economic activity could result in a decline in energy consumption, which could cause our revenues and margins to decline and limit our future growth prospects. More specifically, these risks could lead to increased volatility in prices for crude oil and natural gas and could affect the markets for our drilling services. In addition, these risks could increase instability in the financial and insurance markets and make it more difficult for us to access capital and to obtain insurance coverages that we consider adequate or are otherwise required by our contracts.

     We attempt to limit the risks of currency fluctuation and restrictions on currency repatriation where possible by obtaining contracts providing for payment in U.S. dollars or freely convertible foreign currency. To the extent possible, we seek to limit our exposure to local currencies by matching the acceptance of local currencies to our expense requirements in those currencies. Although we have done this in the past, we may not be able to take these actions in the future, thereby exposing us to foreign currency fluctuations that could cause our results of operations and financial condition to deteriorate materially.

     During 2003, approximately 25% of our consolidated revenues were derived from our operations in Argentina and Venezuela. Over the past two years, these two countries experienced political and economic instability that resulted in significant changes in their general economic policies and regulations.

     During 2002, the Argentine peso declined in value against the U.S. dollar following the Argentine government's decisions to abandon the country's fixed dollar-to-peso exchange rate, requiring private sector, dollar-denominated loans and contracts to be paid in pesos and placing restrictions on the convertibility of the Argentine peso. The devaluation, coupled with the government's mandated conversion of all dollar-based contracts to pesos, severely pressured our margins. During 2002, we engaged in discussion with all of our Argentine customers regarding the recovery of losses sustained from the devaluation of accounts receivable and the basis on which new business would be contracted. We have restructured most of our contracts on a basis that we believe limits our exposure to further devaluations. However, further devaluations may cause our results to suffer materially.

     Since the second quarter of 2002, Venezuela has experienced political, economic and social instability, including prolonged labor strikes, demonstrations and an attempt to overthrow the government. Much of the instability negatively impacted PDVSA, which is our principal customer in Venezuela, and led to the dismissal of more than 18,000 employees by the government. The instability in Venezuela has had an adverse effect on our business. Exchange controls, together with employee dismissals and reorganization within PDVSA, led to a slower rate of collection of our trade receivables in early 2003.

     Although foreign exchange in the other countries where we operate is currently carried out on a free-market basis, local monetary authorities in these countries may, in the future, implement exchange controls or other economic measures that would limit or restrict our rights to receive payments or to otherwise conduct business in these countries.

     From time to time, certain of our foreign subsidiaries operate in countries that are subject to sanctions and embargoes imposed by the U.S. government and the United Nations. Although these sanctions and embargoes do not prohibit those subsidiaries from completing existing contracts or from entering into new contracts to provide drilling services in such countries, they do prohibit us and our domestic subsidiaries, as well as employees of our foreign subsidiaries who are U.S. citizens, from participating in or approving any aspect of the business activities in those countries. These constraints on our ability to have U.S. persons, including our senior management, provide managerial oversight and supervision may negatively affect the financial or operating performance of such business activities.

     Our international operations are also subject to other risks, including foreign monetary and tax policies, expropriation, nationalization and nullification or modification of contracts. Additionally, our ability to compete in international contract drilling markets may be limited by foreign governmental regulations that favor or require the awarding of contracts to local contractors or by regulations requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. Furthermore, our foreign subsidiaries may face governmentally imposed restrictions from time to time on their ability to transfer funds to us.

     For further information about our international operations, including our results of operations by geographic area, please refer to "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Business Environment and Outlook" in Item 7 of this annual report and to Note 15 of our Notes to Consolidated Financial Statements included in
Item 8 of this annual report.

  OUR CUSTOMERS MAY SEEK TO CANCEL OR RENEGOTIATE SOME OF OUR DRILLING CONTRACTS DURING PERIODS OF DEPRESSED MARKET CONDITIONS OR IF WE EXPERIENCE OPERATIONAL DIFFICULTIES.

     Substantially all our contracts with major customers are dayrate contracts, where we charge a fixed charge per day regardless of the number of days needed to drill the well. During depressed market conditions, a customer may no longer need a rig that is currently under contract or may be able to obtain a comparable rig at a lower daily rate. As a result, customers may seek to renegotiate the terms of their existing drilling contracts or avoid their obligations under those contracts. In addition, our customers may have the right to terminate existing contracts if we experience operational problems. The likelihood that a customer may seek to terminate a contract for operational difficulties is increased during periods of market weakness. The cancellation of a number of our drilling contracts could materially reduce our revenues and profitability.

  WE MAY BE CONSIDERED HIGHLY LEVERAGED. OUR SIGNIFICANT DEBT LEVELS AND DEBT AGREEMENT RESTRICTIONS MAY LIMIT OUR LIQUIDITY AND FLEXIBILITY IN OBTAINING ADDITIONAL FINANCING AND IN PURSUING OTHER BUSINESS OPPORTUNITIES.

     As of December 31, 2003, we had approximately $2.0 billion in long-term debt and capital lease obligations. The level of our indebtedness will have several important effects on our future operations, including:

     - a significant portion of our cash flow from operations will be dedicated to the payment of interest and principal on such debt and will not be available for other purposes;

     - covenants contained in our existing debt arrangements require us to meet certain financial tests, which may affect our flexibility in planning for, and reacting to, changes in our business and may limit our ability to dispose of assets, withstand current or future economic or industry downturns and compete with others in our industry for strategic opportunities; and

     - our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited.

     Our ability to meet our debt service obligations and to reduce our total indebtedness will be dependent upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control.

     As of March 10, 2004, our liquidity position totaled approximately $108 million, consisting of approximately $53 million of unrestricted cash, $31 million of available undrawn capacity under our senior secured revolving credit facilities and $24 million of available undrawn unsecured credit facilities. The total undrawn portion of our senior secured revolving credit facilities at that date was approximately $107 million. Indentures governing our outstanding 9 3/8% senior notes due 2007 and 10% senior notes due 2009 limit our ability to draw under these facilities to a percentage of consolidated net tangible assets, which effectively restricts our ability at present to borrow additional amounts under these facilities. Accordingly, approximately $76 million of the $107 million of undrawn capacity under these facilities was not available as of March 10, 2004 to meet our short-term liquidity needs, leaving only $31 million available.

  WE ARE SUBJECT TO A NUMBER OF OPERATING HAZARDS INCLUDING THOSE SPECIFIC TO MARINE OPERATIONS. WE MAY NOT HAVE INSURANCE TO COVER ALL THESE HAZARDS.

     Our operations are subject to the many hazards customary in the oilfield services industry. Contract drilling and well servicing require the use of heavy equipment and exposure to hazardous conditions, which may subject us to liability claims by employees, customers and other parties. These hazards can cause personal injury or loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage and suspension of operations. Our offshore fleet is also subject to hazards inherent in marine operations, either while on site or during mobilization, such as capsizing, sinking and damage from severe weather conditions. We customarily provide contract indemnity to our customers for:

     - claims which could be asserted by us relating to damage to or loss of our equipment, including rigs;

     - claims which could be asserted by us or our employees relating to personal injury or loss of life; and

     - legal and financial consequences of spills of industrial waste and other liquids, but only to the extent (1) the waste or other liquids were in our control at the time of the spill or (2) our level of culpability is greater than mere negligence.

     We maintain insurance for injuries to our employees, damage to or loss of our equipment and other insurance coverage for normal business risks, including general liability insurance. Any insurance protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. In addition, some of our primary insurance policies have substantial per occurrence or annual deductibles and/or self-insured aggregate amounts. The occurrence of a significant event against which we are not fully insured, or of a number of lesser events against which we are insured, but subject to substantial deductibles, could materially increase our costs and impair our profitability and financial condition. Moreover, the September 11, 2001 terrorist attacks in the United States have significantly increased premiums for some types of coverage. We may not be able to maintain adequate insurance at rates or on terms that we consider reasonable or acceptable.

  WE ARE SUBJECT TO NUMEROUS GOVERNMENTAL REGULATIONS, INCLUDING THOSE THAT MAY IMPOSE SIGNIFICANT LIABILITY ON US FOR ENVIRONMENTAL DAMAGE.

     Many aspects of our operations are subject to governmental regulations that may relate directly or indirectly to the contract drilling and well servicing industries, including those requiring us to control the discharge of oil and other contaminants from our rigs or otherwise relating to protection of the environment. We are subject to the U.S. Oil Pollution Act of 1990, the U.S. Outer Continental Shelf Lands Act, and the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA. Additionally, other countries where we operate frequently have regulations covering the discharge of oil and other contaminants in connection with drilling operations. Laws and regulations protecting the environment have become more stringent in recent years and may in certain circumstances impose strict liability, rendering us liable for environmental damage without regard to negligence or fault on our part. These laws and regulations may expose us to liability for the conduct of, or conditions caused by, others or for acts that were in compliance with all applicable laws at the time the acts were performed. The application of these requirements, the modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or development drilling for oil and gas could materially limit future contract drilling opportunities or materially increase our costs or both.

  WE MAY HAVE DIFFICULTY IMPLEMENTING IN A TIMELY MANNER INTERNAL CONTROL PROCEDURES NECESSARY TO ALLOW OUR MANAGEMENT TO REPORT ON THE EFFECTIVENESS OF OUR INTERNAL CONTROLS. IN ADDITION, OUR INDEPENDENT AUDITORS MAY NOT BE ABLE TO ISSUE AN ATTESTATION REPORT ON MANAGEMENT'S ASSESSMENT.

     Beginning with our report for the year ending December 31, 2004, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report of management with our annual report on Form 10-K, which is to include management's assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. That report will also be required to include a statement that our independent auditors have issued an attestation report on management's assessment of our internal control over financial reporting. Our independent auditors, PricewaterhouseCoopers LLP, issued a letter to our audit committee dated August 13, 2003 noting certain matters in our technical services division that they considered to be a material weakness in internal control.

     In order to achieve compliance with Section 404 within the prescribed period, management has formed an internal control steering committee, engaged outside consultants and adopted a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control weaknesses that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. We may not, however, be able to complete the work necessary for our management to issue its management report in a timely manner, or any work that will be required for our management to be able to report that our internal control over financial reporting is effective. In addition, our independent auditors may not be able to issue an attestation report on management's assessment.

ITEM 2.  PROPERTIES

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

     We own office and operating facilities in Houma, Louisiana and in Algeria, Angola, Argentina, Brazil, Colombia, France, Peru and Venezuela. Additionally, we lease office and operating facilities in Houston, Texas and in other international locations.

     We incorporate by reference in response to this item the information set forth in Item 1 of this annual report and the information set forth in Notes 3 and 6 of our Notes to Consolidated Financial Statements included in Item 8 of this annual report.

ITEM 3.  LEGAL PROCEEDINGS

     We are routinely involved in other litigation, claims and disputes incidental to our business, which at times involve claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the existing litigation will have a material adverse effect on our financial position, results of operations or cash flows. However, a substantial settlement payment or judgment in excess of our accruals could have a material adverse effect on our consolidated results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

     We have presented below information about our executive officers as of March 1, 2004. Officers are elected annually by the Board of Directors and serve until their successors are chosen or until their resignation or removal.

NAME                                AGE                        POSITION
----                                ---                        --------
Paul A. Bragg.....................  48    Chief Executive Officer
John C.G. O'Leary.................  48    President
Louis A. Raspino..................  51    Executive Vice President and Chief Financial
                                          Officer
John R. Blocker, Jr...............  52    Senior Vice President -- Operations
Bobby E. Benton...................  51    Vice President -- Western Hemisphere Operations
David A. Bourgeois................  59    Vice President -- U.S. Gulf of Mexico Operations
Edward G. Brantley................  49    Vice President and Chief Accounting Officer
Gary W. Casswell..................  51    Vice President -- Eastern Hemisphere Operations
Nicolas J. Evanoff................  41    Vice President -- Corporate and Governmental
                                          Affairs
Marcelo D. Guiscardo..............  51    Vice President -- E&P Services
W. Gregory Looser.................  34    Vice President, General Counsel and Secretary
Jonathan R.A.S. Talbot............  41    Vice President -- Marketing

     Paul A. Bragg has been Chief Executive Officer since March 1999. From February 1997 to January 2004, he also served as President of Pride. From February 1997 to April 1999, he served as Chief Operating Officer of Pride. He joined Pride in July 1993 as its Vice President and Chief Financial Officer. From 1988 until he joined Pride, Mr. Bragg was an independent business consultant and managed private investments. He previously served as Vice President and Chief Financial Officer of Energy Service Company, Inc. (now ENSCO International, Inc.) from 1983 through 1987.

     John C.G. O'Leary was named President in January 2004. From March 1997 to January 2004, he served as Vice President -- International Marketing, a position he obtained in connection with our acquisition of Forasol-Foramer N.V. Mr. O'Leary had been Manager, Marketing and Business Development of Forasol since June 1993, with primary responsibility for worldwide business development. He joined Forasol in August 1985.

     Louis A. Raspino joined Pride in December 2003 as Executive Vice President and Chief Financial Officer. From July 2001 until December 2003, he served as Senior Vice President-Finance and Chief Financial Officer of Grant Prideco, Inc. From December 2000 until March 2001, he was employed as Executive Vice President, Chief Financial Officer and Chief Operating Officer of JRL Enterprises, Inc. From February 1999 until December 2000, he served as Vice President of Finance for Halliburton Company. From October 1997 until July 1998, he was a Senior Vice President at Burlington Resources, Inc. From 1978 until its merger with Burlington Resources, Inc. in 1997, he held a variety of increasingly responsible positions at Louisiana Land and Exploration Company, most recently as Senior Vice President, Finance and Administration and Chief Financial Officer.

     John R. Blocker, Jr. was named Senior Vice President -- Operations in January 2004. From March 2000 to January 2004, he served as Vice
President -- Latin American Operations. He joined Pride in 1993 as President of our Argentine subsidiary, Pride International, S.R.L. He has more than 33 years of oilfield experience with several companies.

     Bobby E. Benton was named Vice President -- Western Hemisphere Operations in February 2004. He was previously Vice President -- Brazil/Asia Pacific/Middle East since May 2002. Mr. Benton joined Pride in September 2001 in the merger with Marine Drilling Companies, Inc., where he held various senior management positions, including Senior Vice President -- Worldwide Operations and Vice President -- Worldwide Marketing since June 1999. Prior to joining Marine, he served as Vice President -- International Operations with Diamond Offshore Drilling, Inc., following Diamond's acquisition of Arethusa Offshore Company in April 1996.

     David A. Bourgeois was named Vice President -- U.S. Gulf of Mexico Operations in February 2004. He previously served as Vice President -- North American Operations since May 2002. He joined Pride in April 1994 with the purchase of Offshore Rigs, L.L.C., where he was Chief Operating Officer. From April 1994 to June 1996, Mr. Bourgeois was Sales and Marketing Manager of Pride Offshore, Inc., from June 1996 until May 1999 he was Vice President and General Manager of Pride Offshore, Inc. and from May 1999 to May 2002, he served as Vice President -- U.S. Operations.

     Edward G. Brantley joined Pride as Treasurer in January 2000. In September 2001, he was named Vice President and Chief Accounting Officer. Prior to joining Pride, Mr. Brantley was employed by Baker Hughes Incorporated for 11 years in various capacities, including Controller of its Baker Hughes INTEQ division.

     Gary W. Casswell was named Vice President -- Eastern Hemisphere Operations in May 1999. He joined Pride in August 1998 from Santa Fe International Corporation (now part of GlobalSantaFe Corporation). From 1974 through 1998, Mr. Casswell served Santa Fe in positions of increasing responsibility, including Operation Manager and Technical Development Manager.

     Nicolas J. Evanoff joined Pride in April 2002 as Vice
President -- Corporate and Governmental Affairs. From February 1997 until joining Pride, he served as Associate General Counsel and as General Counsel, Asia & Middle East, of Transocean Inc. From August 1992 to February 1997, Mr. Evanoff practiced corporate and securities law with Baker Botts L.L.P. in Houston, Texas.

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

     W. Gregory Looser was named Vice President, General Counsel and Secretary in December 2003. He joined Pride in May 1999 as Assistant General Counsel. Prior to that time, Mr. Looser was with the law firm of Bracewell & Patterson, L.L.P. in Houston, Texas.

     Jonathan R.A.S. Talbot was named Vice President -- Marketing in March 2004. Prior to that, he served as Director of Business Development for Pride and previously Forasol since September 1995. Mr. Talbot joined Forasol in 1990.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the New York Stock Exchange under the symbol "PDE." As of March 8, 2004, there were 1,507 stockholders of record. The following table presents the range of high and low sales prices of our common stock on the NYSE for the periods shown:

                                                                   PRICE
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
2002
First Quarter...............................................  $16.25   $11.70
Second Quarter..............................................   19.70    15.00
Third Quarter...............................................   15.66    10.80
Fourth Quarter..............................................   16.15    12.25
2003
First Quarter...............................................  $15.48   $12.75
Second Quarter..............................................   20.09    13.15
Third Quarter...............................................   19.08    15.75
Fourth Quarter..............................................   18.95    15.75

     We have not paid any cash dividends on our common stock since becoming a publicly held corporation in September 1988. We currently have a policy of retaining all available earnings for the development and growth of our business and for debt repayment. We do not anticipate paying dividends on our common stock at any time in the foreseeable future. Our ability to pay cash dividends in the future is restricted by our existing financing arrangements. The desirability of paying such dividends could also be materially affected by U.S. and foreign tax considerations.

ITEM 6.  SELECTED FINANCIAL DATA

     We have derived the following selected consolidated financial information as of December 31, 2003 and 2002, and for each of the years in the three-year period ended December 31, 2003, from our audited consolidated financial statements included in Item 8 of this annual report. You should read this information in conjunction with those consolidated financial statements and the notes thereto. We have derived the selected consolidated financial information as of December 31, 2001 and 2000 and for each of the years in the two-year period ended December 31, 2000, from our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2001 that are not included herein. We have derived the selected consolidated financial information as of December 31, 1999 from the audited consolidated financial statements of Pride and Marine Drilling Companies, Inc., which we acquired in September 2001 in a transaction accounted for under the pooling-of-interests method of accounting, that are not included herein. Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this annual report.

                                                           YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------------------
                                            2003       2002(1)      2001(1)      2000(1)     1999(1)
                                         ----------   ----------   ----------   ----------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues...............................  $1,689,720   $1,269,774   $1,512,895   $1,173,038   $734,791
Operating costs, excluding depreciation
  and amortization.....................   1,197,845      794,739      889,561      709,721    509,770
Restructuring
  charges -- operating(2)..............          --           --           --           --     12,817
Depreciation and amortization..........     249,222      230,204      202,710      178,352    128,534
General and administrative, excluding
  depreciation and amortization........     121,259       94,241      100,309       95,528     91,400
Pooling and merger costs(3)............        (824)          --       35,766           --         --
Restructuring charges -- general and
  administrative(2)....................          --           --           --           --     23,831
                                         ----------   ----------   ----------   ----------   --------
Earnings (loss) from operations........     122,218      150,590      284,549      189,437    (31,561)
Other income (expense), net............    (126,516)    (139,851)    (127,572)     (94,775)   (47,601)
                                         ----------   ----------   ----------   ----------   --------
Earnings (loss) before income taxes and
  minority interest....................      (4,298)      10,739      156,977       94,662    (79,162)
Income tax provision (benefit).........      (1,130)       2,977       49,948       34,928    (23,889)
Minority interest......................      20,765       16,097       15,508       10,812      3,996
                                         ----------   ----------   ----------   ----------   --------
Net earnings (loss)....................  $  (23,933)  $   (8,335)  $   91,521   $   48,922   $(59,269)
                                         ==========   ==========   ==========   ==========   ========
Net earnings (loss) per share:
  Basic................................  $    (0.18)  $    (0.06)  $     0.70   $     0.40   $  (0.55)
                                         ==========   ==========   ==========   ==========   ========
  Diluted..............................  $    (0.18)  $    (0.06)  $     0.68   $     0.39   $  (0.55)
                                         ==========   ==========   ==========   ==========   ========
Weighted average shares outstanding:
  Basic................................     134,704      133,305      131,630      123,038    107,801
  Diluted..............................     134,704      133,305      142,778      126,664    107,801

                                                                 DECEMBER 31,
                                        --------------------------------------------------------------
                                           2003       2002(1)      2001(1)      2000(1)      1999(1)
                                        ----------   ----------   ----------   ----------   ----------
                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.......................  $   83,121   $  152,364   $   73,596   $  123,719   $  160,490
Property and equipment, net...........   3,446,331    3,473,636    3,452,803    2,706,791    2,590,728
Total assets..........................   4,378,430    4,402,857    4,291,207    3,423,059    3,144,027
Long-term debt and leases, net of
  current portion.....................   1,815,078    1,886,447    1,725,856    1,326,623    1,421,227
Stockholders' equity..................   1,702,779    1,699,297    1,696,086    1,441,995    1,235,212

---------------

(1) The consolidated financial information as of and for the years ended December 31, 2002, 2001, 2000 and 1999 has been restated to reflect the retroactive adoption of Financial Accounting Standards Board Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities."

(2) Restructuring charges include the cost of involuntary employee termination benefits, including severance, wage continuation, medical and other benefits, facility closures, related personnel relocation costs and other costs in connection with a reduction in our workforce in 1999.

(3) Pooling and merger costs consist of costs incurred for investment advisory, legal and other professional fees, closure of duplicate office facilities and employee terminations in connection with our acquisition of Marine in September 2001. Please read Note 4 of the Notes to Consolidated Financial Statements in Item 8 of this annual report for more information about these charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of this annual report. The following information contains forward-looking statements. Please read "Forward-Looking Statements" below for a discussion of certain limitations inherent in such statements.

OVERVIEW

     We provide contract drilling and related services to oil and gas companies worldwide, operating both offshore and on land. As of March 1, 2004, we operated a global fleet of 327 rigs, including two ultra-deepwater drillships, 11 semisubmersible rigs, 35 jackup rigs, 30 tender-assisted, barge and platform rigs and 249 land-based drilling and workover rigs. We operate in more than 30 countries and marine provinces. We have five principal operating segments: Gulf of Mexico, International Offshore, International Land, E&P Services and Technical Services.

     The markets for our drilling, workover and related E&P services are highly cyclical. Variations in market conditions during the cycle impact us in different ways depending primarily on the length of drilling contracts in different regions. Contracts in the U.S. Gulf of Mexico, for example, tend to be short-term, so a deterioration or improvement in market conditions tends to impact our operations quickly. Contracts in our international offshore segment, as well as in Mexico, tend to be longer term. Accordingly, short-term changes in market conditions may have little or no impact on our revenues and cash flows from those operations unless the market changes occur during a period when we are attempting to renew a number of those contracts.

     In late 2001, we commenced the first of four major deepwater platform rig construction projects. The rigs are being constructed on behalf of two major oil company customers under lump-sum contracts. We have experienced significant cost overruns on these projects, and we estimate that total costs on all four projects will substantially exceed contract revenues. Accordingly, in 2003, we recorded provisions for losses on these projects totaling $98.4 million, or $64.0 million net of taxes at the U.S. statutory rate. The provisions reflect our current estimates of the costs to complete the projects and of additional contract revenues from the projects, following a review by our operating and senior management. There are, however, uncertainties regarding many of the estimates and, particularly, the range of possible outcomes of certain commercial disputes related to the projects, which could result in settlements significantly above or below our current estimates. Our current estimates may be revised in future periods, and those revisions may be material.

     Weakness in the deepwater semisubmersible and drillship markets offshore West Africa and Brazil did not have a significant impact on our results for 2003, as our deepwater rigs in those markets were operating under long-term contracts entered into when market conditions were more favorable. The impact of the continued weakness in these markets on our results for 2004 is likely to be more significant, however, as the contracts for two of our deepwater assets in the West African market are due to be renewed during the year. We believe, however, that conditions in those markets will improve later in 2004 as development drilling commences on a number of major oil discoveries.

     We experienced improved utilization of our jackup rig fleet in 2003, principally due to our success in marketing rigs into Mexico and other international markets from the U.S. Gulf of Mexico, which has experienced weak market conditions since late 2001. The contracts in Mexico have an average remaining term of approximately two years and, together with recently obtained extensions to the contracts for our two drillships working offshore Angola for an aggregate of ten years, resulted in an increase in the contract backlog for our offshore rig fleet to approximately 74 years and $1.7 billion as of March 1, 2004, from 66 years and $1.4 billion as of March 1, 2003. In calculating our contract backlog, we include the remaining firm period of outstanding contracts, excluding any option periods, and the contract operating day rate less a 5% allowance for any downtime or reduced rate billing, excluding any mobilization fees, performance bonuses and anticipated charges for ancillary services. The above figures are the aggregate for all offshore rigs operated by us, including rigs owned by others that we manage, and excluding the deepwater platform rigs under construction.

     Conditions in our South American land and related E&P services markets improved during 2003, and our activity in these markets has recovered from the political and economic crises in Argentina and Venezuela in 2002 to levels exceeding those before the crises. Assuming there are no new major disruptions in these markets in 2004, we expect our 2004 results from operations in these markets to be comparable to 2003 results.

     We ended 2003 with approximately $28 million more debt and $79 million less total cash (cash and cash equivalents plus restricted cash) than at the end of 2002. Total debt and liquidity in 2003 were negatively impacted by the high level of capital expenditures required to prepare rigs in our U.S. fleet for work in Mexico, higher than normal operating costs during the start-up of operations for those rigs, net cash outflows on the rig construction projects discussed above and an increase in trade receivables. We expect that debt levels and liquidity in 2004 will continue to be negatively impacted by increased net cash outflows relating to the construction projects. Debt levels and liquidity in 2004 will also be negatively impacted by our 30% share of stacking and debt service costs if we are unable to secure work during 2004 for the Pride Portland and Pride Rio de Janeiro, two Amethyst-class semisubmersible rigs that are concluding construction and are expected to be available for work in the second quarter and third quarter of 2004, respectively. In addition, the day rate under which either or both of our two West African deepwater semisubmersible rigs, whose existing contracts expire in 2004, are recontracted could have a significant impact on our future debt and liquidity. However, we expect debt and liquidity in 2004 to benefit from a full year of operations for our rigs in Mexico and from a reduced level of capital expenditures, as our program to upgrade rigs from our U.S. Gulf of Mexico fleet for international markets winds down.

     Debt reduction and liquidity in 2004 also will be positively impacted if we succeed in our announced focused efforts to reduce operating, general and administrative costs, improve our working capital management and sell certain assets. Although we intend to aggressively pursue these strategies to reduce our debt and improve our liquidity, it is not practicable at the present time to quantify the possible impact, if any, of any of these measures.

     As of March 10, 2004, our liquidity position totaled approximately $108 million, consisting of approximately $53 million of unrestricted cash, $31 million of available undrawn capacity under our senior secured revolving credit facilities and $24 million of available undrawn unsecured credit facilities. The total undrawn portion of our senior secured revolving credit facilities at that date was approximately $107 million. Indentures governing our outstanding 9 3/8% senior notes due 2007 and our 10% senior notes due 2009 limit our ability to draw under these facilities to a percentage of consolidated net tangible assets, which effectively restricts our ability at present to borrow additional amounts under these facilities. Accordingly, approximately $76 million of the $107 million of undrawn capacity under these facilities was not available as of March 10, 2004 to meet our short-term liquidity needs, leaving only $31 million available. Furthermore, in connection with the announced extension of the drilling contracts for our two drillships, we are in the process of finalizing an approximate $128 million expansion of the drillship loans. We currently expect that approximately $103 million of the proceeds and approximately $15 million of currently restricted cash will be used by the joint venture to repay indebtedness due from the joint venture company to Pride early in the second quarter of 2004. If the transaction is completed, the funds paid to us will be available to reduce our other outstanding debt and improve liquidity. In addition, as of December 31, 2003, $38.8 million of our cash balances, which amount is included in restricted cash, consisted of funds held in trust in connection with our drillship and semisubmersible loans and our limited-recourse collateralized term loans and is therefore not available for our use. The amount as of March 10, 2004 was approximately $27 million.

     In September 2001, we acquired Marine Drilling Companies, Inc. in a stock-for-stock transaction. We issued 58.7 million shares of our common stock to the former shareholders of Marine, which equaled approximately 44% of the outstanding shares of our common stock immediately following completion of the acquisition. The acquisition was accounted for as a pooling-of-interests for accounting and financial reporting purposes and, accordingly, our consolidated financial statements for each period prior to the merger reflect the combined operations of Pride and Marine.

     Since November 2003, we have reorganized our senior management team. John O'Leary has been appointed to the position of President, Louis Raspino joined Pride as Executive Vice President and Chief Financial Officer, John Blocker has been appointed Senior Vice President -- Operations and Gregory Looser has been appointed Vice President, General Counsel and Secretary.

BUSINESS ENVIRONMENT AND OUTLOOK

  General

     Revenues. Our revenues depend principally upon the number of our available rigs, the number of days these rigs are utilized and the contract day rates received. The number of days our rigs are utilized and the contract day rates received are largely dependent upon the balance of supply and demand for drilling and related services in the different geographic regions in which we operate. The number of available rigs may increase or decrease as a result of the acquisition, relocation or disposal of rigs, the construction of new rigs and the number of rigs being upgraded or repaired or the subject of periodic surveys or routine maintenance at any time. In order to improve utilization or realize higher contract day rates, we may mobilize our rigs from one market to another. Our revenues also depend on the number and scope of construction or engineering projects being undertaken by our technical services group. Revenues for these projects are recognized on a percentage-of-completion basis.

     Oil and gas companies' exploration and development drilling programs drive the demand for drilling and related services. These drilling programs are affected by their expectations about oil and natural gas prices, anticipated production levels, demand for crude oil and natural gas products, government regulations and many other factors. Oil and gas prices are volatile, which has historically led to significant fluctuations in expenditures by our customers for oil and gas drilling and related services.

     Operating Expenses. Earnings from operations are primarily affected by changes in revenue, but are also a function of changes in operating expenses. Operating expenses are generally influenced by changes in utilization. For instance, if a rig is expected to be idle for an extended period of time, we may reduce the size of the rig's crew and take steps to "cold stack" the rig, which reduces expenses and partially offsets the impact on operating income associated with loss of revenues. We recognize as an operating expense routine overhauls that maintain rather than upgrade the rigs or E&P services equipment. These expenses vary from period to period. Costs of rig enhancements are capitalized and depreciated over the expected useful lives of the enhancements. Depreciation expense decreases earnings from operations in periods subsequent to capital upgrades. Operating expenses in relation to our engineering and construction projects are recognized in proportion to revenues using the percentage-of-completion method. Additionally, operating expenses may include a provision for expected losses if we estimate that a project will be unprofitable in total. Our general and administrative expenses are principally related to our corporate headquarters and our regional offices.

     Environmental Regulation. We are subject to the U.S. Oil Pollution Act of 1990, the U.S. Outer Continental Shelf Lands Act, and the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA. Additionally, other countries where we operate have similar regulations covering the discharge of oil and other contaminants in connection with drilling operations.

SEGMENT REVIEW

     The following table summarizes average daily revenue and percentage utilization by type of rig for the last three years. Average daily revenue information is based on total revenues for each rig type divided by actual days worked by all rigs of that type. Average daily revenue will differ from average contract day rate for a rig due to billing adjustments for any non-productive time, mobilization fees, performance bonuses and charges to the customer for ancillary services. Percentage utilization is calculated as the total days worked divided by the total days available for work by all rigs of that type.

                                         2003                     2002                     2001
                                ----------------------   ----------------------   ----------------------
                                 DAILY                    DAILY                    DAILY
                                REVENUE    UTILIZATION   REVENUE    UTILIZATION   REVENUE    UTILIZATION
                                --------   -----------   --------   -----------   --------   -----------
GULF OF MEXICO
  Jackup Rigs.................  $ 31,400       69%       $ 26,300       45%       $ 40,100       80%
  Platform Rigs...............  $ 20,000       35%       $ 20,700       42%       $ 19,500       57%
INTERNATIONAL OFFSHORE
Drillships/Semisubmersibles...  $117,600       86%       $124,900       84%       $118,500       93%
  Jackup Rigs.................  $ 52,300       94%       $ 48,000       89%       $ 36,600       82%
  Tenders and Barges..........  $ 33,200       82%       $ 33,700       94%       $ 31,400       78%
INTERNATIONAL LAND
  Land Drilling...............  $ 14,900       68%       $ 12,200       57%       $ 13,400       79%
  Land Workover...............  $  3,900       80%       $  3,400       68%       $  5,600       77%

  Gulf of Mexico

     Demand for drilling services in the U.S. Gulf of Mexico showed only a marginal improvement in 2003. Demand has continued to lag the recovery in natural gas prices that commenced in mid-2002 when natural gas inventory storage levels started to decline. Market conditions have, however, somewhat improved due to the reduction in the supply of rigs resulting from a number of rigs leaving the U.S. sector of the Gulf of Mexico for other markets. As a result, jackups in the U.S. Gulf of Mexico are currently being contracted at rates of approximately $4,000 per day higher than at the start of 2003.

     In response to the weak market conditions that have existed in the U.S. Gulf of Mexico since the fourth quarter of 2001, we have actively marketed a number of rigs in our U.S. Gulf of Mexico fleet to international markets. Since early 2002, we have obtained long-term contracts for 14 jackup rigs and two platform rigs with a unit of Petroleos Mexicanos S.A. in the Mexican sector of the Gulf of Mexico and for two jackup rigs in other international markets, one in Nigeria and one in India. Additionally, we obtained long-term contracts with Pemex in Mexico for the Pride South Seas, a semisubmersible rig that we mobilized from South Africa, and for the Pride Mexico, a newly acquired semisubmersible rig. The first nine jackup rigs, one of the platform rigs and the Pride South Seas were contracted and completed redeployment in 2002 and worked throughout 2003. Three of the jackups and the second platform rig commenced operations in July 2003, and the Pride Mexico and the remaining two jackup rigs commenced operations in the fourth quarter of 2003.

     As of March 1, 2004, our 14 jackups working for Pemex had contracts with an average remaining term of 2.1 years and an average contract day rate of $32,900. Six of our jackups were working in the U.S. Gulf of Mexico with an average contract day rate of $26,800, of which four were on short-term contracts. There were five rigs available. Additionally, three of our platform rigs were working offshore Mexico on contracts with an average contract day rate of $20,200 and five were working in the U.S. Gulf of Mexico at an average contract day rate of $21,000.

     Two of our available jackup rigs could be put back into service in the U.S. Gulf of Mexico at a relatively low cost. The remaining three rigs have not worked since late 2001, and we would require longer-term contracts to justify the cost of reactivating these rigs. All of our available rigs would require additional expenditures to work in Mexico or other international markets.

     We expect that revenues and gross margins derived from our Gulf of Mexico operations in 2004 will exceed those for 2003 due to higher revenues from a full year of operations, and the absence of start-up costs, for those rigs working in Mexico. Results for 2004 are also expected to benefit from improved day rates and a modest increase in activity in the U.S. sector of the Gulf.

  International Offshore

     Our international offshore segment has continued to experience high levels of activity, and we have maintained essentially full utilization of six of our seven high-specification deepwater rigs in 2003. The seventh rig, the Pride South America semisubmersible rig, received its five-year periodic survey and related maintenance in the first quarter of 2003 and was out of service for approximately 70 days. In addition, the rig had approximately 45 days of downtime in the third and fourth quarters of 2003 due to repairs to its thruster systems.

     The Pride Carlos Walter and Pride Brazil semisubmersible rigs working offshore Brazil both experienced unscheduled downtime in the fourth quarter of 2003 relating to the replacement of certain bearings on their riser tensioner systems. The downtime resulted in approximately $3.0 million of lost revenues and approximately $1.5 million of increased operating costs. Each rig has eight sets of riser tensioners, and we plan to replace the bearings on the remaining unchanged sets during 2004, which is expected to result in an aggregate of approximately 25 days of downtime for the two rigs in 2004.

     Two of our deepwater semisubmersible rigs working in West Africa are expected to complete their current contracts in April 2004 and August 2004, respectively. Demand and day rates for deepwater rigs in the West African market are lower than when the rigs were last contracted. We currently expect that the rigs will be recontracted at rates significantly less than their current rates and that one or both could have some period without contract revenues. Our remaining three deepwater semisubmersibles are on long-term contracts, and our two deepwater drillships, the Pride Africa and Pride Angola, are working under contracts that were extended in December 2003 by an aggregate of ten years, commencing at the end of the contracts' current terms in June 2005 and May 2005, respectively. The Pride Africa is scheduled to undergo its five-year special periodic survey in the fourth quarter of 2004 and is expected to be out of service for approximately 45 days.

     The market for intermediate water-depth semisubmersible rigs remained weak during 2003. Idle time for our three rigs working in the international offshore segment was due primarily to one of the rigs undergoing its five-year periodic survey during the period and to the Pride Venezuela being stacked for the last five months of 2003 after it completed its contract with PDVSA in July. The Pride Venezuela has been demobilized to Trinidad and is being marketed internationally. Additionally, the contract for the Pride South Atlantic, offshore Brazil, expired in October 2003, and the rig commenced a new contract to drill three wells, with possibly additional optional wells, offshore Brazil, in January 2004. Both the Pride Venezuela and the Pride South Atlantic were warm stacked after their respective contracts expired. Therefore, operating costs while they were stacked were similar to when they had been working.

     Since the transfer of two independent-leg jackup rigs to Nigeria and India under two-year contracts in 2002, we have had eight jackup rigs working in international waters outside of the Gulf of Mexico. All of these rigs are currently working under long-term contracts, of which four are due to expire in 2004. These jackup rigs experienced 94% utilization in 2003. The idle time was primarily due to two of these rigs undergoing shipyard repairs in 2003. Additionally, we manage two jackup rigs on behalf of PDVSA in Venezuela under contracts that expire in the second quarter of 2004. Four of our jackup rigs are expected to undergo their planned special periodic surveys during 2004 and will be out of service for a combined total of approximately eight months. We currently expect that the four rigs whose contracts are due to expire in 2004 will be recontracted at modestly lower day rates.

     We expect revenues and gross margin for our international offshore segment to be lower in 2004 than in 2003 primarily due to the weaker market conditions in the West African deepwater semisubmersible market and to the Pride Africa undergoing its special periodic survey.

  International Land

     During 2003, our international land segment benefited from improved economic and political stability in Argentina, where approximately 62% (154 out of 249) of our worldwide land drilling and workover rigs are located. Operations in 2002 had been adversely affected by the economic and political instability in that country. The Argentine peso declined in value against the U.S. dollar following the Argentine government's decision to abandon the country's fixed one-to-one dollar-to-peso exchange rate at the end of 2001. Prior to that decision, commercial transactions were freely entered into in either pesos or dollars because the two currencies operated in parity and both could move out of the country freely. In December 2001, the Argentine government imposed restrictions that severely limited dollar withdrawals and exchanges, with the result that as of December 31, 2001, no Argentine commercial transactions could be conducted in dollars and there was no exchangeability between the peso and the dollar. In January 2002, the Argentine government announced the creation of a dual exchange rate system in which limited transactions would be settled at an official/preferential rate. When this system proved to be non-operational in practice, the government abandoned it in early February 2002 and adopted a free-market rate system for all new transactions. The government also mandated that all existing U.S. dollar commercial transactions be redenominated into pesos at the rate of one peso to one dollar. As a result of this conversion, which followed the earlier devaluation of the peso, we recorded a charge in the fourth quarter of 2001 of $10.7 million before estimated income taxes, and $6.9 million net of estimated income taxes, to reduce the carrying values of our net monetary assets in Argentina, which included our bank accounts, receivables, prepaid expenses, deposits, payables and accrued liabilities. This amount is reflected as other income (expense).

     During the first quarter of 2002, we engaged in discussions with all of our Argentine customers regarding recovery of losses sustained from the devaluation of accounts receivable and the basis on which new business would be contracted. We restructured most of our contracts on a basis that we believe limits our exposure to further devaluations. Activity levels have recovered steadily from mid-2002 as high oil prices positively impacted our customers' cash flows. The average rate of utilization of our available rig fleet in Argentina was 83.5% in 2003 as compared with 68% in 2002. As of March 1, 2004, 132 rigs, or 86% of our total fleet of 154 rigs, in Argentina were under contract.

     Venezuela also has been experiencing political, economic and social instability. A prolonged strike by PDVSA employees that ended in February 2003 led to the dismissal of more than 18,000 employees by the government. The recent turmoil in Venezuela led to a reduction in our level of operations in that country during the first quarter of 2003. Since the conclusion of the strike, our rig activity has recovered and currently exceeds the level that existed before the strike. As of March 1, 2004, we had 31 rigs, or 86%, of our total land-based rigs and all four of our offshore rigs in Venezuela under contract as compared with only seven rigs at the end of the strike. Exchange controls, together with employee dismissals and reorganization within PDVSA, initially led to a slower rate of collection of our trade receivables, but the rate of collection has improved since early 2003.

     In Kazakhstan, the first of two of our large land rigs, which had been earning a standby rate since being accepted by the customer in November 2002, commenced operations on an artificial island in the Caspian Sea in April 2003, and the second rig commenced operations in July 2003. The related contracts required substantial engineering, logistics and construction work to modify, enhance and deploy our rigs in accordance with the customer's specifications. We received up-front fees that we recognized over the rigs' respective contract periods, of which $6.0 million was recognized in 2002 and $42.9 million in 2003. Both of the rigs were stacked at the onset of the winter period in November 2003 and are currently being reactivated. One of the rigs is expected to work throughout the 2004 drilling season. Activity for the second rig depends upon the results of testing of the well it drilled in 2003.

     In Africa, activity increased due to a full year of operation for five newly constructed mobile land rigs that started work in Chad between December 2001 and April 2002 under contracts with a unit of ExxonMobil with initial terms ranging from five to seven years.

  E&P Services

     Our E&P services activity is generated predominately in South America and has benefited from the improved political and economic environment in 2003. Revenues and gross margins have improved during 2003 in Argentina due to the commencement of additional integrated services contracts. Activity in this sector has also improved due to the commencement of directional, measurement-while-drilling and other services onshore Brazil and the provision of cementing services offshore Mexico, where the services are complementary to our existing drilling operations.

  Technical Services

     Our technical services group has major projects ongoing to design, engineer, manage construction of and commission four deepwater platform drilling rigs, which are being constructed on behalf of two major oil company customers for installation on spars and tension-leg platforms. We also are to provide drilling operations management of the rigs once they have been installed on the platforms. The first platform drilling rig has been mated with the customer's platform and towed to Angola, where it commenced drilling operations in November 2003. Two of the other deepwater platform rigs are expected to enter into service in the second half of 2004 and the remaining rig is expected to enter into service in early 2005.

     During 2003, we recorded loss provisions, included in operating costs, totaling $98.4 million, or $64.0 million net of taxes at the U.S. statutory rate, relating to the construction of these deepwater platform rigs. On all four of these projects, costs are now expected to substantially exceed revenues. We do not currently intend to enter into any additional lump-sum construction contracts for rigs to be owned by others.

     Much of the increased costs are related to difficulties experienced with two different shipyards. We terminated our contract with the initial shipyard prior to the completion of the first two rigs. As a result, we have incurred substantial unplanned costs in completing the construction of the first unit. We have engaged another shipyard to complete construction of the second rig, and the aggregate costs paid to the initial shipyard and committed and paid to the second shipyard have greatly exceeded budgeted expenditures for the rigs. In addition, because of the difficulties with the initial shipyard, we are now utilizing shipyards in the Asia Pacific region for the third and fourth deepwater rig projects. As a result, the lump sum contracts and anticipated freight costs for these two projects are higher than originally budgeted. A U.S. shipyard building one of the primary components for the third rig encountered significant financial difficulties, and we have paid costs in excess of amounts initially agreed to provide financial capacity for it to complete a reduced scope of work. The aggregate costs paid to that shipyard, in addition to the costs associated with the completion of the remaining tasks by newly contracted third parties, as well as transportation and other costs necessitated by the revisions to the project completion plan, have significantly exceeded the budgeted expenditures for the third deepwater rig. Furthermore, based on our experience from the start-up of the first rig and on revisions of estimates, we have included increased costs for construction, transportation, commissioning, training and warranties in our estimates of costs to complete the three remaining rigs.

     We have commenced arbitration proceedings against the initial shipyard claiming damages of approximately $5.8 million, and the shipyard has asserted counterclaims against us for damages of approximately $13.8 million. We also are in commercial disputes and negotiations with certain equipment vendors and major sub-contractors. We intend to vigorously pursue equitable resolutions with these other parties.

     Our technical services segment is performing these deepwater platform rig construction projects under lump sum contracts with our customers. In pricing these contracts, we attempted to accurately estimate our cost to perform the work, including the cost of labor, material and services. Despite these efforts, however, the revenue, cost and gross profit or loss we now expect to realize on these lump-sum contracts vary from the originally estimated amounts. We have experienced cost overruns on these contracts that have adversely impacted our financial results. Currently unforeseen events may result in further cost overruns to complete these projects, which could be material and which would require us to record additional loss provisions in future periods. Such events could include variations in labor and equipment productivity over the remaining term of the contract, unanticipated cost increases, engineering changes, shipyard or systems problems, project management issues, shortages of equipment, materials or skilled labor, unscheduled delays in the delivery of ordered materials and equipment, work stoppages, shipyard unavailability or delays.

     We recognize revenues and related costs from our rig construction contracts under the percentage-of-completion method of accounting using measurements of progress toward completion appropriate for the work performed, such as man-hours, costs incurred or physical progress. Accordingly, we review contract price and cost estimates periodically as the work progresses and reflect adjustments in income (1) to recognize income proportionate to the percentage of completion in the case of projects showing an estimated profit at completion and
(2) to recognize the entire amount of the loss in the case of projects showing an estimated loss at completion. To the extent these adjustments result in an increase in previously reported losses or a reduction in or an elimination of previously reported profits with respect to a project, we would recognize a charge against current earnings, which could be material. Although we continually strive to improve our ability to estimate our contract costs and profitability associated with our construction projects, our current estimates may be revised in future periods, and those revisions may be material. Currently, all four of our lump-sum construction projects are in a loss position.

     Please read "Business -- General" in Item 1 of this annual report and "-- Liquidity and Capital Resources" in this Item 7.

RESULTS OF OPERATIONS

     The following table presents selected consolidated financial information by operating segment for the periods indicated.

                                              YEAR ENDED DECEMBER 31,
                            ------------------------------------------------------------
                                   2003               2002(1)              2001(1)
                            ------------------   ------------------   ------------------
                                               (DOLLARS IN THOUSANDS)
Revenues:
  Gulf of Mexico..........  $  271,490    16.1%  $  165,419    13.0%  $  418,850    27.7%
  International
     offshore.............     683,058    40.4      642,319    50.6      507,139    33.5
  International land......     482,832    28.6      299,278    23.6      444,405    29.4
  E&P services............     122,052     7.2       73,000     5.7      142,501     9.4
  Technical services......     130,288     7.7       89,758     7.1           --     0.0
                            ----------   -----   ----------   -----   ----------   -----
     Total revenues.......  $1,689,720   100.0%  $1,269,774   100.0%  $1,512,895   100.0%
                            ==========   =====   ==========   =====   ==========   =====
Operating Costs:
  Gulf of Mexico..........  $  185,476    15.5%  $  141,766    17.8%  $  212,401    23.9%
  International
     offshore.............     347,398    29.0      310,071    39.0      237,758    26.7
  International land......     341,847    28.5      204,018    25.7      330,492    37.2
  E&P services............      88,318     7.4       52,176     6.6      108,910    12.2
  Technical services......     234,806    19.6       86,708    10.9           --     0.0
                            ----------   -----   ----------   -----   ----------   -----
     Total operating
       costs..............  $1,197,845   100.0%  $  794,739   100.0%  $  889,561   100.0%
                            ==========   =====   ==========   =====   ==========   =====
Segment Profit (Loss):
  Gulf of Mexico..........  $   86,014    17.5%  $   23,653     5.0%  $  206,449    33.1%
  International
     offshore.............     335,660    68.2      332,248    69.9      269,381    43.2
  International land......     140,985    28.7       95,260    20.1      113,913    18.3
  E&P services............      33,734     6.9       20,824     4.4       33,591     5.4
  Technical services......    (104,518)  (21.3)       3,050     0.6           --     0.0
                            ----------   -----   ----------   -----   ----------   -----
     Total segment
       profit.............  $  491,875   100.0%  $  475,035   100.0%  $  623,334   100.0%
                            ==========   =====   ==========   =====   ==========   =====
Depreciation and
  amortization............  $  249,222           $  230,204           $  202,710
General and
  administrative..........     121,259               94,241              100,309
Pooling and merger
  costs...................        (824)                  --               35,766
                            ----------           ----------           ----------
  Earnings from
     operations...........  $  122,218           $  150,590           $  284,549
                            ==========           ==========           ==========

---------------

(1) The consolidated financial information by operating segment for 2002 and 2001 has been restated to reflect the retroactive adoption of FIN No. 46R, "Consolidation of Variable Interest Entities."

  2003 Compared with 2002

     Revenues. Revenues for 2003 were $419.9 million, or 33.1%, higher than in 2002, due primarily to increased activity for our offshore rigs in Mexico, an increase in land drilling and E&P services activity due to the recovery in Argentina and Venezuela, increased activity in Kazakhstan, and an increase in revenues recognized related to the design, engineering and construction of deepwater platform rigs by our technical services group. Additionally, one of our international deepwater rigs, the Pride South Pacific, worked throughout 2003, but was idle from April 2002 to November 2002. These increases in revenues were partially offset by a decrease in activity in the U.S. sector of the Gulf of Mexico.

     Operating Costs. Operating costs for 2003 were $403.1 million, or 50.7%, higher than in 2002 due to increased costs, including loss provisions of $98.4 million, incurred on contracts related to the construction of deepwater platform rigs and costs associated with rigs that operated during 2003 that were stacked or being upgraded during 2002. Additionally, certain operating costs denominated in euros increased due to the strengthening of that currency relative to the dollar. These increases in costs were partially offset by the favorable impact of the devaluation in Venezuela on expenses denominated in its local currency. Operating costs for 2002 were reduced by $1.5 million as a result of changes in estimates of costs accrued in prior periods primarily for contractually required maintenance costs that were not expected to be incurred on two rigs managed by us.

     Depreciation and Amortization. Depreciation expense increased by $19.0 million, or 8.3%, to $249.2 million in 2003, from $230.2 million in 2002, due to incremental depreciation on newly acquired and constructed rigs and other rig refurbishments and upgrades.

     General and Administrative. General and administrative expenses increased by $27.1 million, or 28.7%, to $121.3 million for 2003, from $94.2 million for 2002, due primarily to executive retirement costs of $5.3 million, increased overhead related to higher activity in Argentina, Mexico and Venezuela, the impact of the decline in the value of the dollar relative to the euro on certain expenses denominated in euros and higher professional fees, insurance and staffing costs.

     Other Income (Expense). Other expense for 2003 decreased by $13.3 million, or 9.5%, as compared to 2002. Interest expense decreased by $7.6 million due principally to a reduction in the weighted average interest rate of our debt as a result of recent debt refinancings, partly offset by an increase in the average amount of outstanding debt. Additionally, the effective interest rate applicable to our Pride Angola drillship loan declined after January 2003 from the swapped rate of 6.52% to a rate based on LIBOR plus a margin of 1.25%.

     Other income in 2003 was comprised of mostly net foreign exchange gains, primarily in Venezuela, partly offset by expenses related to the redemption of $150 million principal amount of our 93/8% senior notes due 2007, including a redemption premium of $4.7 million and the recognition of $1.5 million of unamortized deferred financing costs. Other expense in 2002 principally comprised a loss of $1.2 million related to the early extinguishment of approximately $244.2 million accreted value, net of offering costs, of our zero coupon convertible senior and subordinated debentures.

     Income Tax Provision. Our consolidated effective income tax rate for 2003 was 26.3% as compared to 27.7% for 2002. The lower rate for the current period was principally a result of increased income in foreign jurisdictions with low or zero effective tax rates, partly offset by a true-up of the provision relating to tax returns for prior periods.

     Minority Interest. Minority interest in 2003 increased $4.7 million, or 29.0%, as compared to 2002, primarily due to an increase in income from a reduction in interest expense on the Pride Angola drillship loan.

  2002 Compared with 2001

     Revenues. Revenues in 2002 decreased $243.1 million, or 16.1%, as compared to 2001, primarily due to reduced activity and day rates for our jackup and platform rigs in the U.S. Gulf of Mexico and a reduction in revenues in Argentina and Venezuela due to reduced activity levels for our land drilling and E&P services operations and the devaluation of their currencies. Additionally, one of our seven high-specification deepwater rigs, the Pride South Pacific, which worked throughout 2001, was idle from April 2002 to November 2002. These decreases were partially offset by a full year of operations for two of our semisubmersible rigs, the Pride Carlos Walter and Pride Brazil, which commenced working for Petrobras under five-year contracts in June and July 2001, increased jackup activity in Mexico, the commencement of land drilling operations in Chad and in Kazakhstan and the start-up of operations for our technical services division.

     Operating Costs. Operating costs in 2002 decreased $94.8 million, or 10.7%, as compared to 2001 due to decreased costs associated with rigs that were stacked or being upgraded during 2002 that operated during 2001 and a reduction in operating costs in Argentina and Venezuela due to reduced activity levels in those countries and the devaluation of their local currencies. These reductions in costs were partially offset by a full year of operating costs for the Pride Carlos Walter and Pride Brazil placed into service in June and July 2001, costs related to the commencement of operations in Chad and Kazakhstan and to the start-up of operations of our technical services division.

     Depreciation and Amortization. Depreciation and amortization expense increased $27.5 million, or 13.6%, in 2002 as compared with 2001, due to incremental depreciation on newly acquired and constructed rigs and other rig refurbishments and upgrades. This increase was partially offset by the impact of a reassessment of residual values and estimated remaining useful lives of certain rigs during the third quarter of 2001 and the elimination of amortization of goodwill beginning in January 2002.

     General and Administrative. General and administrative expenses for 2002 decreased $6.1 million, or 6.0%, as compared with 2001, primarily due to cost savings associated with the closure of duplicate facilities and staffing reductions following our September 2001 acquisition of Marine. Additionally, the devaluation of the currencies in Argentina and Venezuela favorably impacted expenses denominated in their local currencies.

     Pooling and Merger Costs. Costs totaling $35.8 million were incurred in connection with the acquisition of Marine in September 2001. The costs consisted of investment advisory, legal and other professional fees totaling $24.4 million and costs associated with the closure of duplicate office facilities and employee terminations of $11.4 million.

     Other Income (Expense). Other expense in 2002 increased $12.3 million, or 9.6%, as compared to 2001. Interest expense increased by $15.5 million, principally due to interest on indebtedness added in the March 2001 acquisition of the remaining 73.6% ownership of the Pride Carlos Walter and Pride Brazil and interest on construction financing for the rigs that had been capitalized during their construction. During 2002, we capitalized $1.9 million of interest expense in connection with construction projects, as compared to $19.0 million of interest capitalized in 2001. Interest income declined $9.1 million due to lower cash balances available for investment and to a reduction in interest rates. Other expense in 2002 principally comprised a loss of $1.2 million related to the early extinguishment of approximately $244.2 million accreted value, net of offering costs, of our zero coupon convertible senior and subordinated debentures. Other expense in 2001 included foreign exchange losses of $13.1 million and a $5.1 million charge in connection with the settlement of a wage-related antitrust lawsuit, partially offset by a gain from the sale of surplus assets and a gain of $2.0 million related to the early extinguishment of approximately $59.5 million accreted value, net of offering costs, of our zero coupon convertible subordinated debentures due 2018. The 2001 foreign exchange losses included a pre-tax charge of $10.7 million (or $6.9 million net of estimated income taxes) to reduce the carrying value of our net monetary assets in Argentina following devaluation of the Argentine currency.

     Income Tax Provision. Our consolidated effective income tax rate for 2002 decreased to 27.7% from 31.8% in 2001. The higher rate in 2001 was principally a result of approximately $19.0 million of the pooling and merger costs being estimated to be non-deductible for U.S. federal income tax purposes.

     Minority Interest. Minority interest in 2002 increased $0.6 million, or 3.8%, as compared to 2001, primarily due to an increase in net income generated by our 51% owned drillships, the Pride Africa and Pride Angola, as a result of decreased downtime and increased performance bonuses received from our customer.

LIQUIDITY AND CAPITAL RESOURCES

     We had net working capital of $83.1 million and $152.4 million as of December 31, 2003 and December 31, 2002, respectively. The decrease in net working capital was attributable primarily to the use of cash to upgrade rigs being contracted to Mexico and other international markets from our U.S. Gulf of Mexico fleet and other capital expenditures in excess of cash generated from operating activities, an increase in the current portion of long-term debt as a result of the reclassification of approximately $86 million of senior convertible notes that mature in December 2004 from long-term to current liabilities and net cash outlays on deepwater platform rig construction projects.

  Rig Construction Projects

     In 2003, we recorded a provision for expected losses on deepwater platform rig construction projects of $98.4 million. Of this amount, approximately $80.0 million corresponds to the excess of expected cash outlays after December 31, 2003 to complete the projects over estimated future cash receipts from the projects, which will negatively impact liquidity in 2004 and the first six months of 2005.

  Capital Expenditures

     Additions to property and equipment during 2003 totaled $217.0 million, including $23.4 million for the upgrade of one large land rig to work in Kazakhstan, $12.2 million for the acquisition of a conventionally moored semisubmersible rig, now the Pride Mexico, $85.1 million for the upgrading of five jackup rigs, one platform rig and the Pride Mexico for contracts in Mexico, $10.0 million for other rig upgrades, refurbishments and reactivations, and approximately $86.3 million for sustaining capital projects. Since early 2002, we have obtained long-term contracts in Mexico for 14 jackup rigs, two platform rigs and two semisubmersible rigs. Most of these rigs came from our U.S. Gulf of Mexico rig fleet and required substantial upgrades to meet international standards and Pemex's specific requirements. The upgrades included expanding the living quarters and adding additional equipment such as extra mud pumps, top-drives and higher load capacity cranes. Although we currently expect our capital expenditures in 2004 to decrease as our program to upgrade rigs in our U.S. Gulf of Mexico fleet for international markets winds down, we may be required to upgrade a number of rigs whose contracts expire in 2004 in connection with their working under new contracts. These upgrades could require significant investments of our working capital.

  Rig Mobilization Fees

     Mobilization fees received from customers and the costs incurred to mobilize a rig from one geographic area to another, as well as up-front fees to modify a rig to meet a customer's specifications, are deferred and amortized over the term of the related drilling contracts. Additionally, we defer costs associated with obtaining special periodic survey certificates from various regulatory bodies in order to operate our offshore rigs. We amortize these costs over the period of validity of the related certificate. These up-front fees and costs impact liquidity in the period in which the fees are received or the costs incurred, whereas they will impact our statement of operations in the periods during which the deferred revenues and costs are amortized. Deferred revenues and costs that are expected to be amortized in the twelve-month period following each balance sheet date are included in other accrued liabilities and current assets, respectively, and deferred revenues and costs that are expected to be amortized after more than twelve months from each balance sheet date are included in other long-term liabilities and other assets, respectively.

     The amount of up-front fees received and the related costs vary from period to period depending upon the nature of new contracts entered into and market conditions then prevailing. Generally, contracts for drilling services in remote locations or contracts that require specialized equipment will provide for higher up-front fees than contracts for readily available equipment in major markets. In 2003, up-front fees received included $13.5 million related to the mobilization of rigs to Mexico. In 2002, up-front fees received included $48.9 million in respect of engineering, logistics and construction work to modify, enhance and deploy two large land rigs for Kazakhstan, in accordance with the customer's specifications, and $18.8 million related to the mobilization of rigs to Mexico.

  Credit Facilities

     In June 2002, we entered into senior secured credit facilities with a group of banks providing for aggregate availability of up to $450.0 million, consisting of a five-year $200.0 million term loan and a three-year $250.0 million revolving credit facility. In December 2003, we replaced the term loan with a new $197.0 million term loan expiring in January 2009 and extended the period of the revolving credit agreement until January 2007. Borrowings under the revolving credit facility are available for general corporate purposes. We may issue up to $50.0 million of letters of credit under the facility. As of December 31, 2003, $189.0 million of borrowings and an additional $27.8 million of letters of credit were outstanding under the revolving credit facility. The facilities are collateralized by two deepwater semisubmersible rigs, the Pride North America and the Pride South Pacific, and 28 jackup rigs. Borrowings under the facilities currently bear interest at variable rates based on LIBOR plus a spread based on the credit rating of the facility or, if unrated, index debt. As of December 31, 2003, the interest rates on the term loan and revolving credit facility were 3.66% and 3.20%, respectively. The credit facilities contain provisions that limit our ability and the ability of our subsidiaries, with certain exceptions, to pay dividends or make other restricted payments and investments; incur additional debt; create liens; incur dividend or other payment restrictions affecting subsidiaries; consolidate, merge or transfer all or substantially all of our assets; sell assets or subsidiaries; enter into speculative hedging arrangements outside the ordinary course of business; enter into transactions with affiliates; make maintenance capital expenditures and incur long-term operating leases. The credit facilities also require us to comply with specified financial tests, including a ratio of net debt to EBITDA, an interest coverage ratio, a ratio of net debt to total capitalization and a minimum net worth.

     In 2003, in order to reduce the potential impact of fluctuations in LIBOR, we entered into interest rate agreements that effectively cap the interest rate on $194.0 million of borrowings under our senior secured term loan at rates from 3.58% to 5.0%, plus the applicable spread, and provide a lower limit on rates from 0.72% to 0.91%, plus the applicable spread, to March 2007. If interest rates fall below the lower limits, interest rates payable increase to rates from 2.0% to 3.94%, plus the applicable spread. The interest rate agreements are marked-to-market quarterly with the change in fair value recorded as a component of interest expense. At December 31, 2003, the net value of the instruments was a liability of $0.6 million. Marking these instruments to market each quarter may increase short-term earnings volatility as market perceptions of future interest rate movements change.

     We amended our $95.0 million senior secured revolving credit facility with non-U.S. banks in October 2003. The amended facility provides aggregate availability of up to $180.0 million, including up to $10.0 million of letters of credit, and is collateralized by three semisubmersible rigs, two jackup rigs and a tender-assisted rig. Borrowings under the amended credit facility bear interest at variable rates based on LIBOR plus a spread ranging from 1.2% to 2.1%. As of December 31, 2003, $99.0 million of borrowings and an additional $10.0 million of letters of credit were outstanding under this credit facility.

     As of March 10, 2004, the undrawn portion of our senior secured revolving credit facilities was approximately $107 million. Indentures governing our outstanding 9 3/8% senior notes due 2007 and our 10% senior notes due 2009 limit our ability to draw under these facilities to a percentage of consolidated net tangible assets, which, as of March 10, 2004, effectively restricted our ability to borrow approximately $76 million of undrawn capacity under these facilities. Accordingly, only $31 million of these facilities were available to meet our short-term liquidity needs.

  Outstanding Debt Securities

     In April and May 2003, we issued $300 million aggregate principal amount of 3.25% convertible senior notes due 2033. Substantially all of the net proceeds of approximately $294.8 million were used to repay amounts outstanding under our senior secured revolving credit facilities, which included borrowings used to fund a portion of the purchase price of our zero coupon convertible subordinated debentures due 2018, described below. The notes bear interest at a rate of 3.25% per annum. We also will pay contingent interest during any six-month interest period commencing on or after May 1, 2008 for which the trading price of the notes for each of the five trading days immediately preceding such period equals or exceeds 120% of the principal amount of the notes. Beginning May 5, 2008, we may redeem any of the notes at a redemption price of 100% of the principal amount redeemed plus accrued and unpaid interest. In addition, noteholders may require us to repurchase the notes on May 1 of 2008, 2010, 2013, 2018, 2023 and 2028 at a repurchase price of 100% of the principal amount redeemed plus accrued and unpaid interest. We may elect to pay all or a portion of the repurchase price in common stock instead of cash, subject to certain conditions. The notes are convertible under specified circumstances into shares of our common stock at a conversion rate of 38.9045 shares per $1,000 principal amount of notes (which is equal to a conversion price of $25.704), subject to adjustment. Upon conversion, we will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and common stock.

     In March 2002, we issued $300.0 million principal amount of 2 1/2% convertible senior notes due 2007. Net proceeds, after deducting underwriting discounts and offering costs, were $291.5 million. The notes are convertible into approximately 18.2 million shares of our common stock (equal to a conversion rate of 60.5694 shares of common stock per $1,000 principal amount, or $16.51 per share). Interest on the notes is payable semiannually. In connection with the issuance of the notes, a private equity fund related to First Reserve Corporation purchased 7.9 million shares of our common stock from third parties. First Reserve manages private equity funds that specialize in the energy industry.

     In 1997 and 1999, respectively, we issued $325.0 million of 9 3/8% senior notes due 2007 and $200.0 million of 10% senior notes due 2009. The notes contain provisions that limit our ability and the ability of our subsidiaries, with certain exceptions, to pay dividends or make other restricted payments; incur additional debt or issue preferred stock; create or permit to exist liens; incur dividend or other payment restrictions affecting subsidiaries; consolidate, merge or transfer all or substantially all our assets; sell assets; enter into transactions with affiliates and engage in sale and leaseback transactions. In July 2003, we redeemed $150.0 million principal amount of our 9 3/8% senior notes due 2007 at a redemption price of 103.125% of the principal amount, plus accrued and unpaid interest to the redemption date. We paid a total of $157.6 million in connection with the redemption, including $2.9 million of accrued and unpaid interest and a $4.7 million premium. The call premium in respect of any additional redemptions reduces to 101.563% of the principal amount redeemed on or after May 1, 2004.

     In January 2003, we repurchased substantially all of our outstanding zero coupon convertible senior debentures due 2021 for $98.2 million, which was equal to their accreted value on the date of purchase. In April 2003, we repurchased $226.5 million face amount of our zero coupon convertible subordinated debentures due 2018 for $112.0 million, which was equal to their accreted value on the date of purchase. The purchase price was funded through borrowings under our senior secured revolving credit facilities and available cash. Convertible subordinated debentures with a face amount of $2.1 million, and an accreted value of $1.1 million as of December 31, 2003, remain outstanding.

  Drillship Loans

     We have a 51% ownership interest in and operate the ultra-deepwater drillships Pride Africa and Pride Angola, which are contracted to work for Total Exploration & Production Angola SA under contracts which were extended, in December 2003, by an aggregate of ten years, commencing at the end of the contracts' current terms in June 2005 and May 2005, respectively, each with two one-year extension options. Financing for approximately $400 million of the drillships' total construction cost of $495 million was provided by a group of banks. The loans are collateralized by the two drillships and the proceeds from the related drilling contracts and are non-recourse to us and the joint owner. As of December 31, 2003, a total of $182.7 million was outstanding under these loans. As a condition of the drillship loans, we entered into interest rate swap and cap agreements. The agreements effectively fixed the interest rate on the Pride Africa loan at 7.34% through December 2006, effectively fixed the interest rate on the Pride Angola loan at 6.52% through January 2003 and effectively capped the interest rate on the Pride Angola loan at 6.52% from February 2003 to January 2007. After January 2003, the effective interest rate applicable to our Pride Angola drillship loan declined from the swapped rate of 6.52% to a rate based on six-month LIBOR plus a margin of 1.25%. Interest expense was approximately $4.8 million lower, and minority interest was approximately $2.4 million higher, in 2003 than it would have been if we had continued to pay interest on this debt at the swapped rate.

     Following the extension of the contracts for our two drillships, we are in the process of finalizing an approximate $128 million expansion of the drillship loans. We expect to complete the increase of the facility early in the second quarter of 2004. We expect that approximately $103 million of the proceeds and approximately $15 million of currently restricted cash will be used by the joint venture to repay indebtedness due from the joint venture company to Pride and that the balance of the proceeds will be used by the joint venture to repay indebtedness to our joint venture partner and to increase future working capital in the joint venture. If the transaction is completed, the funds paid to us will be available to reduce our other outstanding debt, including the $86 million of senior convertible notes described below, and for other working capital purposes.

  Semisubmersible Rig Financings

     In March 2001, we increased from 26.4% to 100% our ownership in a joint venture that constructed two dynamically-positioned, deepwater semisubmersible drilling rigs. The Pride Carlos Walter commenced operations in June 2001, and the Pride Brazil commenced operations in July 2001. These rigs are operating for Petrobras under charter and service rendering contracts expiring in June and July 2006, respectively, each with two one-year extension options. The purchase consideration for the interests we did not previously own consisted of approximately $86 million aggregate principal amount of senior convertible notes, which were issued to the Brazilian participant in the joint venture, and 519,468 shares of our common stock valued at approximately $14.0 million, which were issued to two investment funds managed by First Reserve Corporation pursuant to the funds' original investment in the joint venture. The acquisition added to our consolidated balance sheet approximately $443 million of assets represented by the two rigs, approximately $287 million of indebtedness incurred to finance the construction of the rigs and approximately $86 million of senior convertible notes issued to the Brazilian participant. The notes mature in December 2004, bear interest at 9% per annum and are convertible into approximately 4.0 million shares of our common stock. The holder of the notes has the right to require us to prepay the notes at any time (1) after July 1, 2004 or (2) before July 1, 2004 to the extent of the amount of any required capital contributions by such holder with respect to the joint venture for the Pride Portland and the Pride Rio de Janeiro described below under "-- Investments." We have the option to prepay the notes any time after June 1, 2004.

     In July 2001, we entered into a credit agreement with a group of foreign banks to provide loans totaling up to $250.0 million to refinance the construction loans for the Pride Carlos Walter and Pride Brazil. Borrowings under the facility bear interest at rates based on LIBOR plus an applicable margin of 1.50% to 1.85%. Principal and interest on the loans are payable semi-annually from March 2002 through 2008. Funding under the facility and repayment of the construction loans (which had interest rates of 11% per annum) was completed in November 2001. The loans are collateralized by, among other things, a first priority mortgage on the drilling rigs and assignment of the charters for the rigs. As required by the lenders under the facility, we entered into interest rate swap and cap agreements with the lenders that capped the interest rate on $50.0 million of the debt at 7% and which fixed the interest rate on the remainder of the debt at 5.58% from March 2002 through September 2006. As of December 31, 2003, there were borrowings of $178.2 million outstanding under this facility.

     In February 1999, we completed the sale and leaseback of the Pride South America semisubmersible drilling rig with an unaffiliated leasing trust pursuant to which we received $97.0 million. Since that time we have been recording activity associated with this transaction as an operating lease in accordance with the provisions of Statement of Financial Accounting Standards No. 13 "Accounting for Leases". Upon evaluation of the provisions of the recently issued Financial Accounting Standards Board ("FASB") Interpretation No. 46R "Consolidation of Variable Interest Entities" ("FIN No. 46R"), issued in December 2003, it was determined that the leasing trust would qualify for consolidation as a variable interest entity and that we were the primary beneficiary, as defined. Pursuant to the recommendation of the FASB, in the fourth quarter of 2003 we adopted the consolidation provisions of FIN No. 46R retroactively by restating previously issued financial statements for comparability purposes to consolidate the leasing trust's assets and liabilities, which comprise the Pride South America rig and the associated note payable, from inception of the lease. As of December 31, 2003, the carrying amount of the note payable was approximately $82.3 million.

  Contractual Obligations

     As of December 31, 2003, we had approximately $4.4 billion in total assets and $2.0 billion of long-term debt and capital lease obligations. Although we do not expect that our level of total indebtedness will have a material adverse impact on our financial position, results of operations or liquidity in future periods, it may limit our flexibility in certain areas. Please read "Risk Factors -- We may be considered highly leveraged. Our significant debt levels and debt agreement restrictions may limit our flexibility in obtaining additional financing and in pursuing other business opportunities" in Item 1 of this annual report. The following table summarizes our contractual obligations at December 31, 2003.

                                                      PAYMENTS DUE BY PERIOD
                                        ---------------------------------------------------
                                                   LESS THAN    1-3                  AFTER
CONTRACTUAL OBLIGATIONS(1)               TOTAL      1 YEAR     YEARS    4-5 YEARS   5 YEARS
--------------------------              --------   ---------   ------   ---------   -------
                                                           (IN MILLIONS)
Principal payments on long-term
  debt................................  $1,993.8    $188.7     $297.6   $  963.7    $543.8
Interest payments on long-term debt...     417.3     102.4      179.0      100.3      35.6
Capital lease obligations.............      12.7       2.7        9.7        0.2       0.1
Operating lease obligations...........      39.2      12.1       13.7        6.5       6.9
Deepwater platform rig construction
  obligations.........................     186.9     178.9        8.0         --        --
Retirement obligations................       3.6       1.2        1.4        0.9       0.1
                                        --------    ------     ------   --------    ------
  Total...............................  $2,653.5    $486.0     $509.4   $1,071.6    $586.5
                                        ========    ======     ======   ========    ======

---------------

(1) Does not include unconditional purchase commitments to third parties for materials, goods and services incurred in the normal course of business.

  Investments in Joint Ventures

     We own a 30.0% equity interest in a joint venture company that is currently completing construction of two dynamically-positioned, deepwater semisubmersible drilling rigs, the Pride Portland and the Pride Rio de Janeiro (formerly referred to as Amethyst 4 and Amethyst 5). The Pride Rio de Janeiro is undergoing sea trials in the Caribbean Sea and the Pride Portland is expected to exit the shipyard in Maine in May 2004. The joint venture company has financed 87.5% of the cost of construction of these rigs through credit facilities, with repayment of the borrowings under those facilities guaranteed by the United States Maritime Administration ("MARAD"). Advances under the credit facilities, which totaled approximately $342 million as of March 1, 2004, are being provided without recourse to any of the joint venture owners at a weighted average fixed interest rate of 4.31%. The remaining 12.5% of the cost of construction is being provided by the joint venture company from equity contributions that have been made by the joint venture partners. In addition, the joint venture partners have agreed to provide equity contributions to finance all of the estimated $5.2 million of incremental costs associated with upgrading both rigs to a water depth capability of 1,700 meters from the original design of approximately 1,500 meters, of which our 30% share would be approximately $1.6 million. We expect that the joint venture partners will have to make additional capital contributions to fund the project through the sea trial stage for each rig or, alternatively, will have to provide acceptable guarantees to MARAD to permit the required further draws to become available under the MARAD-guaranteed credit facilities. If the funding is made by additional capital contributions, we expect that our proportionate share would be approximately $8.0 million. The capital contributions are likely to be required during the second quarter of 2004. Through December 31, 2003, our equity contributions to the joint venture totaled $33.7 million, including capitalized interest of $7.3 million and contributions of $0.8 million in connection with the water depth upgrades. If either joint venture partner failed to make its capital contribution and the other joint venture partner failed to cover the obligations, a default would occur under the fixed rate obligations guaranteed by MARAD. MARAD would be entitled to foreclose on the mortgages related to the Pride Portland and the Pride Rio de Janeiro and take possession of the two rigs.

     The Pride Portland and Pride Rio de Janeiro are being built to operate under long-term contracts with Petrobras; however, Petrobras has given notice of cancellation of those contracts for late delivery. Based on current demand for deepwater drilling rigs, we believe that Petrobras or another customer will employ the Pride Portland and Pride Rio de Janeiro under new or amended contracts. There can be no assurance, however, that either the Pride Portland or the Pride Rio de Janeiro will be contracted to Petrobras or to any other customer. If no contract is obtained before the rigs complete their sea trials, the rigs will be stacked. In this case, the joint venture partners would need to advance further funds to the joint venture company to allow it to pay stacking costs as well as principal and interest payments on the debt as they become due since the joint venture company would have no alternative source of funds to allow it to make such payments. Initial interest and debt service payments in respect of construction debt for the two rigs are expected to total approximately $22.0 million during 2004, of which our 30% share would be $6.6 million.

     We have a 12.5% interest in Basafojagu (HS) Inc., a company incorporated in Liberia that has capital lease obligations in respect of the Al Baraka 1 tender-assisted drilling rig. The majority shareholder is a subsidiary of a major Saudi Arabian banking and industrial group, and the two lessor banks are members of that same group. We entered into a long-term management agreement with Basafojagu to manage and operate the rig. We also provided guarantees for our 12.5% share, or approximately $5.0 million at December 31, 2003, of Basafojagu's lease obligations. Basafojagu is in arrears in payment of its lease obligations. In January 2004, we entered into a purchase option that expires on May 15, 2004 to acquire the tender barge and associated derrick set for aggregate consideration of $15.3 million. If we exercise our option, we will be released of all obligations under the guarantees and under the lease and management agreements. We currently expect that we will exercise our purchase option.

  Other Sources and Uses of Cash

     We have a Direct Stock Purchase Plan, which provides a means for investors to purchase shares of our common stock without paying brokerage commissions or service charges. During 2001 and 2003, we sold approximately 2.6 million and 830,000 shares, respectively, of common stock under this plan for net proceeds of $62.0 million and $15.0 million, respectively. No shares were sold under the plan in 2002.

     As of December 31, 2003, $38.8 million of our cash balances, which amount is included in restricted cash, consisted of funds held in trust in connection with our drillship and semisubmersible loans and our limited-recourse collateralized term loans and, accordingly, was not available for our use. The amount as of March 10, 2004 was approximately $27 million.

     Management believes that the cash and cash equivalents on hand, together with the cash generated from our operations and borrowings under our credit facilities, will be adequate to fund normal ongoing capital expenditures, working capital and debt service requirements for the foreseeable future.

     We may redeploy additional assets to more active regions in 2004 if we have the opportunity to do so on attractive terms; however, we expect fewer opportunities for redeployments than in 2002 and 2003. From time to time, we have one or more bids outstanding for contracts that could require significant capital expenditures and mobilization costs. We expect to fund project opportunities primarily through a combination of working capital, cash flow from operations and full or limited recourse debt or equity financing. In addition, we may consider from time to time opportunities to dispose of certain assets when we believe the capital could be more effectively deployed to reduce debt or for other purposes, and we continue to discuss with potential buyers the possible sale of certain assets.

     In addition to the matters described in this "-- Liquidity and Capital Resources" section, please read "-- Business Environment and Outlook" for additional matters that may have a material impact on our liquidity.

TAX MATTERS

     We have a U.S. deferred tax asset of $244.7 million relating to U.S. net operating loss ("NOL") carryforwards. Due to the acquisition of Marine in September 2001, certain NOL carryforwards are subject to limitation under Sections 382 and 383 of the U.S. Internal Revenue Code. We have determined that such limitations should not affect our ability to realize the benefits associated with such NOL carryforwards. The U.S. NOL carryforwards total $699.3 million and expire in 2019 through 2023. We estimate that we will generate sufficient U.S. taxable income of approximately $699.3 million prior to the expiration dates of these NOL carryforwards to fully utilize them.

     Historically, the difference between financial income (loss) and taxable income (loss) is primarily due to accelerated tax depreciation. Tax depreciation in excess of book depreciation for the years ended December 31, 2003, 2002, and 2001 was $66.4 million, $89.5 million, and $78.5 million, respectively.

     The Argentine NOL carryforwards were utilized in the current year due to a merger between the entity with the losses and our profitable Argentine entity. The profitable entity had sufficient income to utilize the entire amount of the deferred tax asset.

     We provide an allowance for the deferred tax assets in certain taxing jurisdictions because the benefits of the net operating losses will be realized only if we enter into additional profitable contracts in those jurisdictions. In 2003 we had an increase of 14.8% in the U.S. statutory rate for foreign taxes due to the following: (34.9)% for an adjustment to prior year deferred tax assets for foreign losses, and 49.7% for current year foreign taxes in excess of U.S. statutory rate. In 2003 we had an increase of 34.9% in the U.S. statutory rate for the change in valuation allowance due to an adjustment to prior year allowances on the deferred tax asset for foreign losses as explained above that will not be utilized in future years. We also had a decrease in the U.S. statutory rate for the following: 55.2% tax increase due to estimated U.S. tax at December 31, 2002 below the actual tax expense on the U.S. tax return as filed and a 3.1% increase to U.S. tax for other permanent items.

     In 2002 we had a decrease of (126.1)% in the U.S. statutory rate for foreign taxes due to the following: (112.0)% for previously omitted deferred tax assets for foreign losses, (51.7)% for current year deferred tax assets created by Mexico losses, and 37.6% for current year foreign taxes in excess of U.S. statutory rate. In 2002 we had an increase of 115.2% in the U.S. statutory rate for the change in valuation allowance due to the following: 112.0% for previously omitted allowances on the deferred tax asset for foreign losses as explained above that will not be utilized in future years, 51.7% for the current year allowance on Mexico tax losses described above that will not be utilized in future years, and (48.5)% decrease for the partial reversal of the allowance on French tax losses from rig rental income in France from Russia and Kazakhstan contracts that extend into 2003.

     Management's assumptions regarding these tax provisions, as described herein, were consistent with those of prior periods.

CRITICAL ACCOUNTING POLICIES

     We consider policies concerning property and equipment and rig construction contracts to have the most significant impact on our consolidated financial statements.

     Property and equipment are carried at original cost or adjusted net realizable value, as applicable. Property and equipment held and used by us are reviewed for impairment whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. Indicators of possible impairment include extended periods of idle time and/or an inability to contract specific assets or groups of assets, such as a specific type of drilling rig, or assets in a specific geographical region. However, the drilling, workover and related service industries in which we operate are highly cyclical and it is not unusual to find that assets that were idle, underutilized or contracted at sub-economic rates for significant periods of time resume activity at economic rates when market conditions improve. Additionally, most of our assets are mobile, and we may mobilize rigs from one market to another to improve utilization or realize higher day rates. We estimate the future undiscounted cash flows of the affected assets to determine the recoverability of carrying amounts. In general, analyses are based on expected costs, utilization and day rates for the estimated remaining useful lives of the asset or group of assets being assessed.

     Asset impairment evaluations are by, nature, highly subjective. They involve expectations about future cash flows generated by our assets, and reflect management's assumptions and judgments regarding future industry conditions and their effect on future utilization levels, day rates and costs. The use of different estimates and assumptions could result in materially different carrying values of our assets and could materially affect our results of operations.

     We account for rig construction contracts using the percentage-of-completion method. In applying this method we estimate periodically for each project the profit or loss at completion. This involves estimating future costs and revenues as well as determining the amount of costs incurred and revenues earned to date. Although estimating future revenues may require the exercise of a high degree of judgment, for example where there have been changes to the scope of work that have not been approved by the customer, the most judgmental areas often involve estimates of future costs. This judgment is most critical in construction projects that are expected to show a loss at completion since any change in estimate will immediately effect the amount of the recorded loss provision. In projects that are expected to show a profit, the judgment would only impact the results in proportion to the estimate of percentage complete. With our current construction projects, we have had to make particularly difficult judgments and estimates concerning the likely outcome, or range of outcomes, of a number of commercial disputes with shipyards, equipment vendors, major sub-contractors and others. Certain of these disputes involve claims and counterclaims and may involve either binding arbitration or legal proceedings.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. These risks arise primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuation in interest rates and foreign currency exchange rates as discussed below. We entered into these instruments other than for trading purposes. We incorporate by reference in response to this item the information set forth in Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this annual report.

     Interest Rate Risk. We are exposed to interest rate risk through our convertible and fixed rate long-term debt. We have entered into agreements as required by the lenders under our drillship and semisubmersible loan agreements that effectively fixed or capped the interest rate on such debt. Additionally, during 2003, we entered into interest rate agreements that effectively capped the interest rate on $194 million of borrowings under our senior secured term loan. These latter interest rate agreements are marked-to-market quarterly with the change in fair value recorded as a component of interest expense. As of December 31, 2003, the net value of these instruments was a liability of $0.6 million. As of December 31, 2003, we held interest rate swap and cap agreements covering $557.9 million of our long-term debt.

     The fair market value of fixed rate debt will increase as prevailing interest rates decrease. The fair value of our long-term debt is estimated based on quoted market prices where applicable, or based on the present value of expected cash flows relating to the debt discounted at rates currently available to us for long-term borrowings with similar terms and maturities. The estimated fair value of our long-term debt as of December 31, 2003 and 2002 was approximately $2,095 million and $2,065 million, respectively, which is more than its carrying value as of December 31, 2003 and 2002 of $1,994 million and $1,973 million, respectively. A hypothetical 10% decrease in interest rates relative to market interest rates at December 31, 2003 would increase the fair market value of our long-term debt at December 31, 2003 by approximately $34 million.

     Foreign Currency Exchange Rate Risk. We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which expose us to foreign exchange rate risk. We utilize forward exchange and option contracts, local currency borrowings and the payment structure of customer contracts to selectively reduce our exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currencies. We had no unrealized losses as of December 31, 2003 on forward exchange contracts and option contracts based on quoted market prices of comparable instruments. The estimated unrealized loss on our forward exchange and option contracts as of December 31, 2002 was approximately $1.0 million. We do not hold or issue forward exchange contracts, option contracts or other derivative financial instruments for speculative purposes.

                           FORWARD-LOOKING STATEMENTS

     This annual report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included in this annual report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

     - market conditions, expansion and other development trends in the contract drilling industry

     - utilization rates and contract rates for rigs

     - future capital expenditures and investments in the construction, acquisition and refurbishment of rigs (including the amount and nature thereof and the timing of completion thereof)

     - estimates of profit or loss from performance of lump-sum rig construction contracts

     - future asset sales

     - completion and employment of rigs under construction

     - repayment of debt

     - utilization of net operating loss carryforwards

     - business strategies

     - expansion and growth of operations

     - future exposure to currency devaluations

     - expected outcomes of legal and administrative proceedings and their expected effects on our financial position, results of operations and cash flows

     - future operating results and financial condition and

     - the effectiveness of our disclosure controls and procedures and internal control over financial reporting

     We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including those described under "Business -- Risk Factors" in
Item 1 of this annual report and the following:

     - general economic business conditions

     - prices of oil and gas and industry expectations about future prices

     - cost overruns in our lump-sum construction and other turnkey contracts

     - adjustments in estimates affecting our revenue recognition under percentage-of-completion accounting

     - foreign exchange controls and currency fluctuations

     - political stability in the countries in which we operate

     - the business opportunities (or lack thereof) that may be presented to and pursued by us

     - changes in laws or regulations

     - the validity of the assumptions used in the design of our disclosure controls and procedures and

     - our ability to implement in a timely manner internal control procedures necessary to allow our management to report on the effectiveness of our internal control over financial reporting

     Most of these factors are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in these statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Pride International, Inc.:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of Pride International, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the acquisition of Marine Drilling Companies, Inc. on September 13, 2001 in a transaction accounted for as a pooling of interests, as described in Note 1 to the consolidated financial statements. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the consolidated financial statements, effective in 2003, the Company changed its policies for consolidation of variable interest entities and for presentation of gains and losses on debt retirement and in 2002, changed the manner in which it accounts for goodwill.

                                          PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 11, 2004

                           PRIDE INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                               (IN THOUSANDS, EXCEPT
                                                                    PAR VALUES)
                                       ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $   69,134   $  133,986
  Restricted cash...........................................      38,840       52,700
  Trade receivables, net....................................     371,510      265,885
  Parts and supplies, net...................................      73,763       64,920
  Deferred income taxes.....................................       3,371        3,332
  Other current assets......................................     170,306      176,912
                                                              ----------   ----------
       Total current assets.................................     726,924      697,735
                                                              ----------   ----------
PROPERTY AND EQUIPMENT, net.................................   3,446,331    3,473,636
                                                              ----------   ----------
OTHER ASSETS
  Investments in and advances to affiliates.................      33,984       29,620
  Goodwill..................................................      69,014       72,014
  Other assets..............................................     102,177      129,852
                                                              ----------   ----------
       Total other assets...................................     205,175      231,486
                                                              ----------   ----------
                                                              $4,378,430   $4,402,857
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $  163,707   $  186,657
  Accrued expenses..........................................     260,098      238,061
  Deferred income taxes.....................................         957          985
  Short-term borrowings.....................................      27,555       17,724
  Current portion of long-term debt.........................     188,737       99,265
  Current portion of long-term lease obligations............       2,749        2,679
                                                              ----------   ----------
       Total current liabilities............................     643,803      545,371
                                                              ----------   ----------
OTHER LONG-TERM LIABILITIES.................................      54,423       88,572
LONG-TERM DEBT, net of current portion......................   1,805,099    1,873,936
LONG-TERM LEASE OBLIGATIONS, net of current portion.........       9,979       12,511
DEFERRED INCOME TAXES.......................................      59,378      100,966
MINORITY INTEREST...........................................     102,969       82,204
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 50,000 shares authorized;
     none issued............................................          --           --
  Common stock, $.01 par value; 400,000 shares authorized;
     135,769 and 134,453 shares issued; 135,400 and 134,084
     shares outstanding.....................................       1,358        1,344
  Paid-in capital...........................................   1,261,073    1,237,146
  Treasury stock, at cost...................................      (4,409)      (4,409)
  Accumulated other comprehensive loss......................        (124)      (3,598)
  Retained earnings.........................................     444,881      468,814
                                                              ----------   ----------
       Total stockholders' equity...........................   1,702,779    1,699,297
                                                              ----------   ----------
                                                              $4,378,430   $4,402,857
                                                              ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------
                                                               2003           2002           2001
                                                           ------------   ------------   ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
  Services...............................................   $1,565,806     $1,168,196     $1,512,895
  Sales..................................................      123,914        101,578             --
                                                            ----------     ----------     ----------
          Total revenues.................................    1,689,720      1,269,774      1,512,895
                                                            ----------     ----------     ----------
OPERATING COSTS, excluding depreciation and amortization:
  Services...............................................      975,489        696,841        889,561
  Sales..................................................      222,356         97,898             --
                                                            ----------     ----------     ----------
          Total operating costs..........................    1,197,845        794,739        889,561
DEPRECIATION AND AMORTIZATION............................      249,222        230,204        202,710
GENERAL AND ADMINISTRATIVE, excluding depreciation and
  amortization...........................................      121,259         94,241        100,309
POOLING AND MERGER COSTS.................................         (824)            --         35,766
                                                            ----------     ----------     ----------
EARNINGS FROM OPERATIONS.................................      122,218        150,590        284,549
                                                            ----------     ----------     ----------
OTHER INCOME (EXPENSE)
  Interest expense.......................................     (133,227)      (140,863)      (125,394)
  Interest income........................................        3,182          2,084         11,148
  Other income (expense), net............................        3,529         (1,072)       (13,326)
                                                            ----------     ----------     ----------
          Total other expense, net.......................     (126,516)      (139,851)      (127,572)
                                                            ----------     ----------     ----------
EARNINGS (LOSS) BEFORE INCOME TAXES AND MINORITY
  INTEREST...............................................       (4,298)        10,739        156,977
INCOME TAX PROVISION (BENEFIT)...........................       (1,130)         2,977         49,948
MINORITY INTEREST........................................       20,765         16,097         15,508
                                                            ----------     ----------     ----------
NET EARNINGS (LOSS)......................................   $  (23,933)    $   (8,335)    $   91,521
                                                            ==========     ==========     ==========
NET EARNINGS (LOSS) PER SHARE
  Basic..................................................   $    (0.18)    $    (0.06)    $     0.70
  Diluted................................................   $    (0.18)    $    (0.06)    $     0.68
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic..................................................      134,704        133,305        131,630
  Diluted................................................      134,704        133,305        142,778

   The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                        ACCUMULATED
                                      COMMON STOCK                   TREASURY STOCK        OTHER                      TOTAL
                                    ----------------    PAID-IN     ----------------   COMPREHENSIVE   RETAINED   STOCKHOLDERS'
                                    SHARES    AMOUNT    CAPITAL     SHARES   AMOUNT     GAIN (LOSS)    EARNINGS      EQUITY
                                    -------   ------   ----------   ------   -------   -------------   --------   -------------
                                                                          (IN THOUSANDS)
BALANCE -- DECEMBER 31, 2000......  126,250   $1,263   $1,056,206     --     $    --      $(1,102)     $385,628    $1,441,995
  Net earnings....................       --      --            --     --          --           --        91,521        91,521
  Foreign currency translation....       --      --            --     --          --           87            --            87
                                                                                                                   ----------
    Total comprehensive income....                                                                                     91,608
  Issuance of common stock in
    connection with Direct Stock
    Purchase Plan.................    2,596      26        62,000     --          --           --            --        62,026
  Issuance of common stock in
    connection with private
    investments...................    3,555      35        92,971     --          --           --            --        93,006
  Other issuance of common
    stock.........................       43       1           996     --          --           --            --           997
  Exercise of stock options.......      349       3         6,364     --          --           --            --         6,367
  Tax benefit on non-qualified
    stock options.................       --      --            87     --          --           --            --            87
                                    -------   ------   ----------    ---     -------      -------      --------    ----------
BALANCE -- DECEMBER 31, 2001......  132,793   1,328     1,218,624     --          --       (1,015)      477,149     1,696,086
  Net loss........................       --      --            --     --          --           --        (8,335)       (8,335)
  Foreign currency translation....       --      --            --     --          --       (2,583)           --        (2,583)
                                                                                                                   ----------
    Total comprehensive loss......                                                                                    (10,918)
  Issuance of common stock in
    connection with private
    investments...................      528       5         6,295    369      (4,409)          --            --         1,891
  Other issuance of common
    stock.........................       37      --           476     --          --           --            --           476
  Exercise of stock options.......    1,095      11         9,069     --          --           --            --         9,080
  Tax benefit on non-qualified
    stock options.................       --      --         2,682     --          --           --            --         2,682
                                    -------   ------   ----------    ---     -------      -------      --------    ----------
BALANCE -- DECEMBER 31, 2002......  134,453   1,344     1,237,146    369      (4,409)      (3,598)      468,814     1,699,297
  Net loss........................       --      --            --     --          --           --       (23,933)      (23,933)
  Foreign currency translation....       --      --            --     --          --        3,474            --         3,474
                                                                                                                   ----------
    Total comprehensive loss......                                                                                    (20,459)
  Issuance of common stock in
    connection with Direct Stock
    Purchase Plan.................      830       8        14,992     --          --           --            --        15,000
  Other issuance of common
    stock.........................      104       1         1,264     --          --           --            --         1,265
  Exercise of stock options.......      382       5         3,759     --          --           --            --         3,764
  Tax benefit of non-qualified
    stock options.................       --      --           516     --          --           --            --           516
  Stock option compensation.......       --      --         3,396     --          --           --            --         3,396
                                    -------   ------   ----------    ---     -------      -------      --------    ----------
BALANCE -- DECEMBER 31, 2003......  135,769   $1,358   $1,261,073    369     $(4,409)     $  (124)     $444,881    $1,702,779
                                    =======   ======   ==========    ===     =======      =======      ========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2003        2002        2001
                                                            ---------   ---------   ---------
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES
  Net earnings (loss).....................................  $ (23,933)  $  (8,335)  $  91,521
  Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities --
  Depreciation and amortization...........................    249,222     230,204     202,710
     Discount amortization on zero coupon convertible
       debentures.........................................      1,808      11,062      16,204
     Amortization of deferred loan costs..................      8,191       7,836       6,604
     (Gain) loss on sale of assets........................        453        (438)     (1,393)
     Deferred income taxes................................    (41,139)    (30,856)      7,252
     (Gain) loss on early extinguishment of debt..........         --       1,228      (2,049)
     Minority interest....................................     20,765      16,097      15,508
     Stock option compensation............................      3,396          --          --
     Changes in assets and liabilities, net of effects of
       acquisitions --
          Trade receivables...............................   (112,346)     53,436     (43,370)
          Parts and supplies..............................     (8,843)     (5,108)     (4,152)
          Other current assets............................      6,043     (48,192)    (57,910)
          Other assets....................................     25,029     (18,795)    (28,230)
          Accounts payable................................     (7,951)    (43,271)    (18,061)
          Accrued expenses................................     37,394       5,735      51,223
          Other liabilities...............................    (41,654)    (15,302)     20,706
                                                            ---------   ---------   ---------
          Net cash provided by operating activities.......    116,435     155,301     256,563
                                                            ---------   ---------   ---------
INVESTING ACTIVITIES
  Purchase of net assets of acquired entities, including
     acquisition costs, less cash acquired................         --      (2,414)     (8,934)
  Purchases of property and equipment.....................   (232,497)   (215,490)   (307,714)
  Proceeds from dispositions of property and equipment....      1,277       1,256       2,737
  Investments in and advances to affiliates...............     (4,364)     (1,205)    (17,788)
                                                            ---------   ---------   ---------
          Net cash used in investing activities...........   (235,584)   (217,853)   (331,699)
                                                            ---------   ---------   ---------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock..................     16,265         476      63,023
  Proceeds from exercise of stock options.................      3,764       9,080       6,367
  Proceeds from issuance of convertible senior debentures,
     net of issue costs...................................    294,800     291,515     254,500
  Proceeds from debt borrowings...........................    188,016     385,000     194,039
  Reduction of debt.......................................   (462,408)   (551,221)   (456,083)
  Decrease (increase) in restricted cash..................     13,860       2,700      (4,900)
                                                            ---------   ---------   ---------
          Net cash provided by financing activities.......     54,297     137,550      56,946
                                                            ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......    (64,852)     74,998     (18,190)
CASH AND CASH EQUIVALENTS, beginning of year..............    133,986      58,988      77,178
                                                            ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, end of year....................  $  69,134   $ 133,986   $  58,988
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

                           PRIDE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation and Reporting

     The consolidated financial statements include the accounts of Pride International, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company" or "Pride"). All significant intercompany transactions and balances have been eliminated in consolidation. Investments in which the Company owns less than 50% and exercises significant influence are accounted for using the equity method of accounting, and investments in which the Company does not exercise significant influence are accounted for using the cost method of accounting. Certain reclassifications have been made to prior years' amounts to conform with the current year presentation. Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 145, which eliminates the requirements that gains and losses from the extinguishment of debt be aggregated and classified as extraordinary items. Accordingly, the consolidated statement of operations for the years ended December 31, 2002 and 2001 reflect reclassifications of the gross effect of $798,000 and $1.3 million, respectively, from extraordinary item into other income (expense), net and income tax provision.

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

                                                        PRIDE      MARINE    COMBINED
                                                       --------   --------   --------
SIX MONTHS ENDED JUNE 30, 2001
Revenues.............................................  $561,414   $182,639   $744,053
Net earnings.........................................    30,071     52,562     82,633

     In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (revised December 2003)". FIN No. 46R requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. FIN No. 46R also requires certain disclosures relating to consolidated variable interest entities and unconsolidated variable interest entities in which a company has a significant variable interest. With respect to variable interest entities in which a company holds a variable interest that was acquired before February 1, 2003, the consolidation provisions are required to be applied no later than the company's first fiscal year or interim period ending after December 15, 2003. Upon evaluation of the provisions of FIN No. 46R, it was determined that the unaffiliated trust with which the Company completed the sale and leaseback of the Pride South America semisubmersible drilling rig in February 1999 would qualify for consolidation as a variable interest entity in which the Company is the primary beneficiary, as defined. Pursuant to the recommendation of FIN No. 46R, the Company has elected to retroactively adopt the provisions and restate previously issued financial statements for the applicable years

                           PRIDE INTERNATIONAL, INC.

for comparability purposes. The effect on the Company's consolidated statement of operations for the years ended December 31, 2002 and 2001 was as follows:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               PER SHARE AMOUNTS)
Net earnings (loss) -- as reported..........................   $(8,947)    $91,206
Add:
  Lease rental expenses included in reported net earnings
     (loss).................................................    12,706      12,706
Deduct:
  Depreciation expense......................................    (3,782)     (3,782)
  Interest expense..........................................    (8,312)     (8,609)
                                                               -------     -------
Net earnings (loss) -- as adjusted..........................   $(8,335)    $91,521
                                                               =======     =======
NET EARNINGS (LOSS) PER SHARE:
Basic -- as reported........................................   $ (0.07)    $  0.69
Basic -- as adjusted........................................   $ (0.06)    $  0.70
Diluted -- as reported......................................   $ (0.07)    $  0.68
Diluted -- as adjusted......................................   $ (0.06)    $  0.68

  Management Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and adjustments on historical experience and on other information and assumptions that are believed to be reasonable under the circumstances. Estimates and judgments about future events and their effects cannot be perceived with certainty; accordingly, these estimates may change as additional information is obtained, as more experience is acquired, as the Company's operating environment changes and as new events occur. While it is believed that such estimates are reasonable, actual results could differ from those estimates. Estimates are used for, but not limited to, determining the realization of customer and insurance receivables, recoverability of long-lived assets, useful lives for depreciation and amortization, determination of income taxes, contingent liabilities, insurance and legal accruals and costs to complete construction projects.

  Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments having maturities of three months or less at the date of purchase to be cash equivalents.

  Parts and Supplies

     Parts and supplies consist of spare rig parts and supplies held for use in operations and are valued at weighted average cost.

  Property and Equipment

     Property and equipment are carried at original cost or adjusted net realizable value, as applicable. Major renewals and improvements are capitalized and depreciated over the respective asset's remaining useful life.

                           PRIDE INTERNATIONAL, INC.

Maintenance and repair costs are charged to expense as incurred. When assets are sold or retired, the remaining costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in results of operations.

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

     Interest is capitalized on construction-in-progress at the interest rate on debt incurred for construction or at the weighted average cost of debt outstanding during the period of construction.

  Goodwill

     Effective January 1, 2002, the Company adopted SFAS No. 142, which eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. The Company ceased amortizing goodwill on January 1, 2002, which was previously amortized using the straight-line method over ten to fifteen years. The Company performed impairment tests of goodwill in the fourth quarters of 2003 and 2002 and determined that the fair value exceeded the recorded cost as of December 31, 2003 and 2002, respectively; accordingly, no impairment was recorded.

     The change in the carrying value of goodwill for the years ended December 31, 2003 and 2002 was as follows (in thousands):

                                               GULF OF   INTERNATIONAL     E&P
                                               MEXICO        LAND        SERVICES    TOTAL
                                               -------   -------------   --------   -------
Balance as of December 31, 2001..............  $1,472       $17,435      $45,749    $64,656
Goodwill acquired............................      --            --        7,358      7,358
                                               ------       -------      -------    -------
Balance as of December 31, 2002..............   1,472        17,435       53,107     72,014
Earn out payment.............................      --            --       (3,000)    (3,000)
                                               ------       -------      -------    -------
Balance as of December 31, 2003..............  $1,472       $17,435      $50,107    $69,014
                                               ======       =======      =======    =======

     In March 2003, the Company reduced by $3.0 million the carrying amount of goodwill recorded in its April 2000 acquisition of Services Especiales San Antonio S.A. ("San Antonio"). The seller of San Antonio was entitled to four "earn out" payments of up to $3 million each on the first four anniversary dates of the closing if San Antonio's revenues from services provided to the seller and its affiliates exceeded specified levels during the 12 calendar months ending immediately prior to the relevant anniversary date. The specified revenue level was not achieved for the third anniversary earn-out payment.

     The Company recorded goodwill of $16.7 million in the year ended December 31, 2001, in connection with certain acquisitions during those periods.

                           PRIDE INTERNATIONAL, INC.

     The Company's net earnings and net earnings per share, adjusted to exclude goodwill amortization expense, for the year ended December 31, 2001, were as follows (in thousands, except per share amounts):

Net earnings -- as reported.................................   $91,521
Goodwill amortization, net of tax...........................     2,737
                                                               -------
Net earnings -- as adjusted.................................   $94,258
                                                               =======
NET EARNINGS PER SHARE:
Basic -- as reported........................................   $  0.70
Goodwill amortization, net of tax...........................      0.02
                                                               -------
Basic -- as adjusted........................................   $  0.72
                                                               =======
NET EARNINGS PER SHARE:
Diluted -- as reported......................................   $  0.68
Goodwill amortization, net of tax...........................      0.02
                                                               -------
Diluted -- as adjusted......................................   $  0.70
                                                               =======

  Long Lived Asset Impairment

     Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and the basic requirements of APB No. 30; however, it establishes a single accounting model to be used for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions.

     The Company performed an impairment test on certain specific rigs and groups of rigs in the fourth quarter of 2003 and determined that the undiscounted future cash flows based on expected day rates and utilization rates exceeded the recorded cost of the specific rigs and group of rigs as of December 31, 2003; accordingly, no impairment was recorded.

  Revenue Recognition

     The Company recognizes revenue as services are performed based upon contracted day rates and the number of operating days during the period. Revenue from turnkey contracts is recognized upon completion. Mobilization fees received and costs incurred to mobilize a rig in connection with a customer contract from one geographic area to another are deferred and recognized on a straight-line basis over the term of such contract, excluding any option periods. Costs incurred to mobilize a rig without a contract are expensed as incurred. Fees received for capital improvements to rigs are deferred and recognized on a straight-line basis over the period of the related drilling contract. The costs of such capital improvements are capitalized and depreciated over the useful lives of the assets.

  Rig Construction Contracts

     The Company has historically constructed drilling rigs only for its own use. However, at the request of some of its significant customers, the Company has entered into lump sum contracts to design, construct and mobilize specialized drilling rigs through the Company's technical services group. The Company also has

                           PRIDE INTERNATIONAL, INC.

entered into contracts to operate the rigs on behalf of the customers. Construction contract revenues and related costs are recognized under the percentage-of-completion method of accounting using measurements of progress toward completion appropriate for the work performed, such as man-hours, costs incurred or physical progress. Accordingly, the Company reviews contract price and cost estimates periodically as the work progresses and reflects adjustments in income (i) to recognize income proportionate to the percentage of completion in the case of projects showing an estimated profit at completion and (ii) to recognize the entire amount of the loss in the case of projects showing an estimated loss at completion. To the extent these adjustments result in an increase in previously reported losses or a reduction in or an elimination of previously reported profits with respect to a project, the Company would recognize a charge against current earnings. See Note 2.

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

     The Company expended $20.2 million, $13.6 million and $5.5 million during 2003, 2002 and 2001, respectively, in obtaining and maintaining such certifications. As of December 31, 2003 and 2002, the deferred and unamortized portion of such costs on the Company's balance sheet were $31.6 million and $19.1 million, respectively. The portion of the costs that are expected to be amortized in the 12-month periods following each balance sheet date are included in other current assets on the balance sheet and the costs expected to be amortized after more than 12 months from each balance sheet date are included in other assets. The costs are amortized on a straight-line basis over the period of validity of the certifications obtained. These certifications are typically for five years, but in some cases are for shorter periods. Accordingly, the remaining useful lives for these deferred costs are up to five years.

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

  Foreign Currency Translation

     The Company accounts for translation of foreign currency in accordance with SFAS No. 52, "Foreign Currency Translation". In those countries where the U.S. dollar is the functional currency, certain assets and liabilities of foreign operations are translated at historical exchange rates, revenues and expenses in these countries are translated at the average rate of exchange for the period, and all translation gains or losses are reflected in the period's results of operations. In those countries where the U.S. dollar is not the functional currency, revenues and expenses are translated at the average rate of exchange for the period, assets and liabilities are translated at end-of-period exchange rates and all translation gains and losses are included in accumulated other comprehensive loss within stockholders' equity.

  Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents in U.S. government securities and other high quality financial instruments. The Company limits

                           PRIDE INTERNATIONAL, INC.

the amount of credit exposure to any one financial institution or issuer. The Company's customer base consists primarily of major integrated and government-owned international oil companies, as well as smaller independent oil and gas producers. Management believes the credit quality of its customers is generally high. The Company has in place insurance to cover certain exposure in its foreign operations and provides allowances for potential credit losses when necessary.

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

  Stock-Based Compensation

     The Company uses the intrinsic value based method of accounting for stock-based compensation prescribed by APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under this method, the Company records no compensation expense for stock options granted when the exercise price for options granted is equal to the fair market value of the Company's stock on the date of the grant.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. The disclosure provisions of SFAS No. 148 are effective immediately and require revised disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company has adopted the new disclosure requirements, as reflected below.

     Under SFAS No. 123, the fair value of stock-based awards is calculated using option pricing models. The Company's calculations were made using the Black-Sholes option pricing model with the following significant assumptions:

                                                             2003      2002      2001
                                                            -------   -------   -------
Dividend yield............................................     0.00%     0.00%     0.00%
Volatility................................................    62.57%    59.45%    56.05%
Risk free interest rate...................................     2.95%     4.73%     4.87%
Expected term.............................................  5 years   5 years   5 years

     The weighted average fair values per share of options granted during the years ended December 31, 2003, 2002 and 2001 were $8.53, $7.94 and $9.31, respectively.

                           PRIDE INTERNATIONAL, INC.

     If the fair value based method of accounting prescribed by SFAS No. 123 had been applied, the Company's pro forma net earnings (loss), net earnings (loss) per share and stock-based compensation cost would approximate the amounts indicated below. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------   --------   --------
                                                           (IN THOUSANDS, EXCEPT
                                                             PER SHARE AMOUNTS)
Net earnings (loss) -- as reported...................  $(23,933)  $ (8,335)  $ 91,521
Add: Stock-based compensation included in reported
  net earnings (loss), net of tax....................     2,081         --         --
Deduct: Stock-based employee compensation expense
  determined under the intrinsic value method, net of
  tax................................................   (10,784)    (8,538)   (18,197)
                                                       --------   --------   --------
Pro forma net earnings (loss)........................  $(32,636)  $(16,873)  $ 73,324
                                                       ========   ========   ========
Net earnings (loss) per share:
  Basic -- as reported...............................  $  (0.18)  $  (0.06)  $   0.70
  Basic -- pro forma.................................  $  (0.24)  $  (0.13)  $   0.56
  Diluted -- as reported.............................  $  (0.18)  $  (0.06)  $   0.68
  Diluted -- pro forma...............................  $  (0.24)  $  (0.13)  $   0.56

  New Accounting Pronouncements

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

2.  CONSTRUCTION PROJECTS

     At the request of two major international oil company customers, the Company entered into lump-sum contracts to design, engineer, manage construction of and commission four deepwater platform drilling rigs for installation on spars and tension-leg platforms. The Company also entered into contracts to provide drilling operations management of the rigs once they have been installed on platforms. The first rig has been mated to the customers' platform and towed to Angola, where it commenced operations in November 2003. The other rigs are expected to enter into service in late 2004 and early 2005. In 2003, the Company recorded loss provisions, included in operating costs, totaling $98.4 million relating to the construction of these deepwater platform rigs as the costs are expected to substantially exceed revenues on all four projects.

     Much of the increased costs are related to difficulties experienced with two different shipyards. The Company terminated its contract with the initial shipyard prior to the completion of the first two rigs. As a result, the Company has incurred substantial unplanned costs in completing the construction of the first unit. The Company engaged another shipyard to complete construction of the second rig, and the aggregate costs paid to the initial shipyard and committed and paid to the second shipyard have greatly exceeded budgeted expenditures for the rig. The Company is now utilizing shipyards in the Asia Pacific region for the third and fourth deepwater rig projects. As a result, the lump-sum contracts and anticipated freight costs for these two

                           PRIDE INTERNATIONAL, INC.

projects are higher than were originally budgeted. A U.S. shipyard building one of the primary components for the third rig project encountered significant financial difficulties, and the Company has paid costs in excess of amounts initially agreed to provide financial capacity for it to complete a reduced scope of work. The aggregate costs paid to that shipyard, in addition to the costs associated with the completion of the remaining tasks by newly contracted third parties, as well as transportation and other costs necessitated by revisions to the project completion plan, have significantly exceeded the budgeted expenditures for the third deepwater platform rig. Based on the experience from the start-up of the first rig and on revisions of estimates, increased costs for construction, transportation, commissioning, training and warranties have been included in the Company's estimates of costs to complete the remaining three rigs.

     The Company has commenced arbitration proceedings against the initial shipyard claiming damages of approximately $5.8 million, and the shipyard has asserted counterclaims against the Company for damages of approximately $13.8 million. The Company is also in commercial disputes and negotiations with certain equipment vendors and major sub-contractors. While the Company intends to vigorously pursue equitable resolutions with the other parties, the Company has provided for additional cost estimates to resolve some of these disputes.

     The Company's technical services segment is performing these deepwater platform rig construction projects under lump-sum contracts with its customers. Revenues and costs realized on these lump sum contracts vary from the originally estimated amounts. Unforeseen events may result in further cost overruns to complete these projects, which could be material and which would require the Company to record additional loss provisions in future periods. Such events could include variations in labor and equipment productivity over the remaining term of the contract, unanticipated cost increases, engineering changes, shipyard or systems problems, project management issues, shortages of equipment, materials or skilled labor, unscheduled delays in the delivery of ordered materials and equipment, work stoppages, shipyard unavailability or delays.

3.  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Rigs and rig equipment......................................  $4,455,736   $4,225,928
Transportation equipment....................................      31,340       28,125
Buildings...................................................      37,966       35,866
Other.......................................................      46,888       44,102
Construction-in-progress....................................      43,199       63,065
Land........................................................       8,323        8,752
                                                              ----------   ----------
                                                               4,623,452    4,405,838
Accumulated depreciation and amortization...................  (1,177,121)    (932,202)
                                                              ----------   ----------
Net property and equipment..................................  $3,446,331   $3,473,636
                                                              ==========   ==========

     The Company capitalizes interest applicable to the construction of significant additions to property and equipment. For the years ended December 31, 2003, 2002 and 2001, total interest incurred was $134.4 million, $142.8 million and $144.4 million, respectively, of which $1.2 million, $1.9 million and $19.0 million, respectively, was capitalized.

                           PRIDE INTERNATIONAL, INC.

     During the years ended December 31, 2003, 2002 and 2001, maintenance and repair costs included in operating costs on the accompanying consolidated statement of operations were $97.6 million, $81.6 million and $85.2 million, respectively.

4.  ACQUISITIONS

     In March 2001, the Company increased from 26.4% to 100% its ownership in a joint venture that constructed two dynamically-positioned, deepwater semisubmersible drilling rigs, the Pride Carlos Walter and the Pride Brazil. The purchase consideration for the interests the Company did not previously own consisted of approximately $86 million aggregate principal amount of senior convertible notes, convertible into approximately 4.0 million shares of the Company's common stock, which were issued to the Brazilian participant in the joint venture, and 519,468 shares of the Company's common stock valued at approximately $14 million, which were issued to two investment funds managed by First Reserve Corporation pursuant to the funds' original investment in the joint venture. The acquisition added to the Company's consolidated balance sheet approximately $443 million of assets represented by the two rigs, approximately $287 million of indebtedness incurred to finance the construction of the rigs ($178 million of which was outstanding as of December 31, 2003) and approximately $86 million of convertible senior notes issued to the Brazilian participant. See Note 5.

     In September 2001, the Company acquired Marine in a stock-for-stock transaction. Marine owned and operated a fleet of 17 offshore drilling rigs consisting of two semisubmersible units and 15 jackup units. Additionally, Marine owned one jackup rig configured as an accommodation unit. The acquisition of Marine was accounted for as a pooling-of-interests for accounting and financial reporting purposes. In connection with the acquisition, the estimated remaining useful lives and residual values of certain rigs were reassessed and, as a result, net income for 2001 increased $6.7 million (or $.05 per share on a basic and diluted basis). The Company incurred pooling and merger costs totaling $35.8 million associated with this acquisition, which consisted of investment advisory, legal and other professional fees of $24.4 million and costs associated with the closure of duplicate office facilities and employee terminations of $11.4 million. During 2002 and 2001, the Company paid $12.0 million and $22.9 million, respectively, of such fees and acquisition costs. During 2003, the Company reversed the remaining pooling and merger cost accrual.

5.  DEBT

  Short-Term Borrowings

     The Company has agreements with several banks for unsecured short-term lines of credit primarily denominated in U.S. dollars. The facilities are renewable annually and bear interest at variable rates based on LIBOR. The weighted average interest rate on such borrowings as of December 31, 2003 was 2.8%. As of December 31, 2003, $27.6 million was outstanding under these facilities and $25.2 million was available.

                           PRIDE INTERNATIONAL, INC.

  Long-Term Debt

     Long-term debt consisted of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Senior secured term loan....................................  $  197,000   $  198,500
Senior secured revolving credit facilities..................     288,000      110,000
9 3/8% Senior Notes due 2007................................     175,000      325,000
10% Senior Notes due 2009...................................     200,000      200,000
Drillship loans.............................................     182,674      231,966
Semisubmersible loans.......................................     260,558      301,343
2 1/2% Convertible Senior Notes due 2007....................     300,000      300,000
3 1/4% Convertible Senior Notes due 2033....................     300,000           --
Zero Coupon Convertible Senior Debentures Due 2021..........           4       98,220
Zero Coupon Convertible Subordinated Debentures Due 2018....       1,098      111,481
Senior convertible notes payable............................      85,853       85,853
Limited-recourse collateralized term loans..................       3,649       10,263
Other notes payable.........................................          --          575
                                                              ----------   ----------
                                                               1,993,836    1,973,201
Current portion of long-term debt...........................     188,737       99,265
                                                              ----------   ----------
Long-term debt, net of current portion......................  $1,805,099   $1,873,936
                                                              ==========   ==========

  Senior Secured Term Loan and Senior Secured Revolving Credit Facilities

     The Company entered into senior secured credit facilities with a group of banks providing for aggregate availability of up to $450.0 million, consisting of a $197.0 million term loan maturing in January 2009 and a $250.0 million revolving credit facility maturing in January 2007. Borrowings under the revolving credit facility are available for general corporate purposes. The Company may issue up to $50.0 million of letters of credit under the facility. As of December 31, 2003, $189.0 million of borrowings and an additional $27.8 million of letters of credit were outstanding under the revolving credit facility.

     Borrowings under the facilities currently bear interest at variable rates based on LIBOR plus a spread based on the credit rating of the facility or, if unrated, index debt. The interest rate was 3.66% for the term loan and 3.20% for the revolving credit facility as of December 31, 2003. In 2003, in order to reduce the potential impact of fluctuations in LIBOR, the Company entered into interest rate agreements that effectively cap the interest rate on total outstanding borrowings under the term loan at rates from 3.58% to 5.0% and provide a lower limit on rates from 0.72% to 0.91%, plus the applicable spread, to March 2007. The Company accounts for these interest rate agreements at market value, with changes reflected in current earnings.

     The facilities are collateralized by two deepwater semisubmersible rigs, the Pride North America and the Pride South Pacific, and 28 jackup rigs. The facilities contain provisions that limit the ability of the Company and its subsidiaries, with certain exceptions, to pay dividends or make other restricted payments and investments; incur additional debt; create liens; incur dividend or other payment restrictions affecting subsidiaries; consolidate, merge or transfer all or substantially all of its assets; sell assets or subsidiaries; enter into speculative hedging arrangements outside the ordinary course of business; enter into transactions with affiliates; make certain capital expenditures and incur long-term operating leases. The credit facilities also

                           PRIDE INTERNATIONAL, INC.

require the Company to comply with specified financial tests, including a ratio of net debt to EBITDA, an interest coverage ratio, a ratio of net debt to total capitalization and a minimum net worth.

     As of December 31, 2003, the Company had a senior secured revolving credit facility with non-U.S. banks that provides aggregate availability of up to $180.0 million, including $10.0 million of letters of credit, and is collateralized by three semisubmersible rigs, two jackup rigs and a tender-assisted rig. Borrowings under the credit facility bear interest at variable rates based on LIBOR plus a spread ranging from 1.2% to 2.1%. As of December 31, 2003, $99.0 million of borrowings and an additional $10.0 million of letters of credit were outstanding under this credit facility.

     As of December 31, 2003, the Company had $104.2 million in aggregate availability under its senior secured revolving credit facilities.

     Indentures governing our outstanding 9 3/8% and 10% senior notes limit the Company's ability to borrow under these facilities to a percentage of consolidated net tangible assets.

  9 3/8% Senior Notes due 2007

     In May 1997, the Company issued $325.0 million principal amount of 9 3/8% Senior Notes due May 1, 2007 (the "9 3/8% Senior Notes"). Interest on the 9 3/8% Senior Notes is payable semi-annually on May 1 and November 1 of each year. The 9 3/8% Senior Notes are redeemable, in whole or in part, at the option of the Company at redemption prices declining in annual increments from 103.125% at May 1, 2003 to 100% by May 1, 2005. The indenture governing the 9 3/8% Senior Notes contains provisions that limit the ability of the Company and its subsidiaries, with certain exemptions, to pay dividends or make other restricted payments; incur additional debt or issue preferred stock; create or permit to exist liens; incur dividend or other payment restrictions affecting subsidiaries; consolidate, merge or transfer all or substantially all of its assets; sell assets; enter into transactions with affiliates and engage in sale and leaseback transactions.

     In July 2003, the Company redeemed $150 million principal amount of the 9 3/8% Senior Notes at a redemption price of 103.125% of the principal amount, plus accrued and unpaid interest to the redemption date. The Company paid a total of $157.6 million in connection with the redemption, including $2.9 million of accrued and unpaid interest and a $4.7 million premium. In addition, the Company expensed $1.5 million, before income taxes, of deferred financing costs, which amount is included in other income (expense), net in the consolidated statement of operations.

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

  Drillship Loans

     In connection with the construction of two ultra-deepwater drillships, the Pride Africa and the Pride Angola, the Company and the two joint venture companies in which the Company has a 51% interest entered

                           PRIDE INTERNATIONAL, INC.

into financing arrangements with a group of banks that provided $400 million of the drillships' total cost of $495 million. The loans with respect to the Pride Africa and the Pride Angola are non-recourse to the Company and the joint owner and are collateralized by the drillships. As of December 31, 2003, $67.6 million was outstanding under the loans for the Pride Africa and $115.1 million was outstanding under the loans for the Pride Angola. The loans are being repaid from the proceeds of the related charter contracts in semi-annual installments of principal and interest through December 2006 and July 2007 for the Pride Africa and Pride Angola, respectively. The payment terms of the Pride Angola loan were extended from July 2005 to July 2007 when the customer extended the drilling contract to five years in February 2002. The drillship loans bear interest at LIBOR plus 1.10% to 1.25%. As a condition of the drillship loans, the Company entered into interest rate swap and cap agreements with the lenders that fixed the interest rate on the Pride Africa loan at 7.34% through December 2006, fixed the interest rate on the Pride Angola loan at 6.52% through January 2003 and capped the interest rate on the Pride Angola loan at 6.52% from February 2003 to January 2007. As a result, the drillship loans had a weighted average interest rate of 6.8% as of December 31, 2003. Such swap and cap agreements are not considered derivatives because (1) the swap and cap agreements were required by the lenders under the drillship loans; (2) the Company believes that such loans would not have been available to the Company without the related swap and cap agreements; and (3) the drillship loans prohibit the Company from selling or transferring the swap and cap agreements without the consent of the lenders, and the Company does not believe that the lenders would grant such consent as long as any principal amounts are outstanding. In accordance with the debt agreements, certain cash balances are held in trust to assure that timely interest and principal payments are made. As of December 31, 2003 and 2002, $26.7 million and $34.3 million, respectively, of such cash balances, which amount is included in restricted cash, was held in trust and is not available for use by the Company.

  Semisubmersible Loans

     In July 2001, the Company entered into a credit agreement with a group of foreign banks to provide loans totaling up to $250.0 million to refinance the construction loans for the Pride Carlos Walter and Pride Brazil. Borrowings under the facility bear interest at rates based on LIBOR plus an applicable margin of 1.50% to 1.85%. Principal and interest on the loans are payable semi-annually from March 2002 through 2008. Funding under the facility and repayment of the construction loans (which had interest rates of 11% per annum) was completed in November 2001. As required by the lenders under the facility, the Company entered into interest rate swap and cap agreements with the lenders that capped the interest rate on $50.0 million of the debt at 7% and which fixed the interest rate on the remainder of the debt at 5.58% through September 2006. Such swap and cap agreements are not considered derivatives because (1) the swap and cap agreements were required by the lenders under the facility agreement;
(2) the Company believes that such credit facility would not have been available to the Company without the related swap and cap agreements; and (3) the credit facility prohibits the Company from selling or transferring the swap and cap agreements without the consent of the lenders, and the Company does not believe that the lenders would grant such consent as long as any principal amounts are outstanding. The loans are collateralized by, among other things, a first priority mortgage on the drilling rigs and assignment of the charters for the rigs. The debt agreement requires certain cash balance to be held in trust to assure that timely interest and principal payments are made. As of December 31, 2003 and 2002, $11.4 million and $16.0 million, respectively, of such cash balances, which amount is included in restricted cash, was held in trust and is not available for use by the Company.

     In February 1999, the Company completed the sale and leaseback of the Pride South America semisubmersible drilling rig with an unaffiliated trust pursuant to which it received $97.0 million. The lease was classified as an operating lease for financial statement purposes. With the adoption of FIN No. 46R in December 2003, it was determined that the Company was the primary beneficiary, as defined, of the unaffiliated trust, and accordingly, the Company should consolidate said trust as a variable interest entity. The Company elected to adopt the provisions of FIN No. 46R retroactively and restate previously issued financial

                           PRIDE INTERNATIONAL, INC.

statements. Debt in the amount of $82.3 million and $86.0 million and property and equipment, net of $74.1 million and $77.9 million were recorded as of December 31, 2003 and 2002, respectively, in connection with the retroactive adoption of FIN No. 46R. See Note 1.

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

  3 1/4% Convertible Senior Notes Due 2033

     In April and May 2003, the Company issued $300 million aggregate principal amount of 3.25% convertible senior notes due 2033. Substantially all of the net proceeds (after expenses) of approximately $294.8 million were used to repay amounts outstanding under the Company's senior secured revolving credit facilities, which included borrowings used to fund a portion of the purchase price of the zero coupon convertible subordinated debentures due 2018 discussed below. The notes bear interest at a rate of 3.25% per annum. The Company also will pay contingent interest during any six-month interest period commencing on or after May 1, 2008 for which the trading price of the notes for each of the five trading days immediately preceding such period equals or exceeds 120% of the principal amount of the notes. Beginning May 5, 2008, the Company may redeem any of the notes at a redemption price of 100% of the principal amount redeemed plus accrued and unpaid interest. In addition, noteholders may require the Company to repurchase the notes on May 1 of 2008, 2010, 2013, 2018, 2023 and 2028 at a repurchase price of 100% of the principal amount redeemed plus accrued and unpaid interest. The Company may elect to pay all or a portion of the repurchase price in common stock instead of cash, subject to certain conditions. The notes are convertible under specified circumstances into shares of the Company's common stock at a conversion rate of 38.9045 shares per $1,000 principal amount of notes (which is equal to a conversion price of $25.704), subject to adjustment. Upon conversion, the Company will have the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and common stock.

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

                           PRIDE INTERNATIONAL, INC.

     During 2002, the Company purchased on the open market and then extinguished $277.9 million face amount of the debentures for $172.8 million. In January 2003, the Company repurchased substantially all of the remaining outstanding zero coupon convertible senior debentures for $98.2 million.

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

     During 2001, the Company purchased on the open market and then extinguished $129.1 million face amount of the debentures for $56.2 million. During 2002, the Company purchased on the open market and then extinguished $153.3 million face amount of the debentures for $72.7 million. In April 2003, the Company repurchased $226.5 million face amount of the outstanding debentures for $112.0 million, which was equal to their accreted value on the date of purchase. The purchase price was funded through borrowings under the Company's senior secured revolving credit facilities and available cash. Debentures with a face amount of $2.1 million, and an accreted value of $1.1 million as of December 31, 2003, remain outstanding.

  Senior Convertible Notes Payable

     In March 2001, in connection with the acquisition of the interests the Company did not previously own in the Pride Carlos Walter and the Pride Brazil, the Company issued approximately $86 million aggregate principal amount of senior convertible notes. See Note 4. The notes, which mature in December 2004, bear interest at 9% per annum and are convertible into approximately 4.0 million shares of the Company's common stock. The holder of the notes has the right to require the Company to prepay the notes at any time (1) after July 1, 2004 or
(2) before July 1, 2004 to the extent of the amount of any required capital contributions by such holder with respect to the joint venture for the Pride Portland and the Pride Rio de Janeiro described in Note 13. The Company has the option to prepay the notes any time after June 1, 2004.

  Limited-Recourse Collateralized Term Loans

     The limited-recourse collateralized term loans are collateralized by two of the Company's drilling/ workover barge rigs, the Pride I and the Pride II, and related charter contracts. The loans are being repaid from the proceeds of the related charter contracts in equal monthly installments of principal and interest through July 2004. These loans are non-interest bearing and have implied interest rates of 9.61%. In addition, a portion of contract proceeds is being held in trust to assure that timely payment of future debt service obligations is made. As of December 31, 2003 and 2002, $0.7 million and $2.4 million, respectively, of such contract proceeds, which amount is included in restricted cash, was being held in trust as collateral for the lenders and is not available for use by the Company.

                           PRIDE INTERNATIONAL, INC.

  Future Maturities

     Future maturities of long-term debt as of December 31, 2003 are as follows:

                                                                   AMOUNT
                                                               --------------
                                                               (IN THOUSANDS)
2004........................................................        188,737
2005........................................................        188,611
2006........................................................        108,955
2007........................................................        926,254
2008........................................................         37,449
Thereafter..................................................        543,830
                                                                 ----------
  Total long-term debt......................................     $1,993,836
                                                                 ==========

     As of December 31, 2003, the fair value of long-term debt was approximately $2.1 billion.

6.  LEASES

     The Company has lease obligations pursuant to sale and leaseback agreements or financing arrangements with unaffiliated entities for three platform rigs and offices in France that are accounted for as capital leases. The obligations are payable in semiannual installments through June 2006 and bear interest at a weighted average rate of 7.8% per annum.

     Future maturities of capital lease obligations as of December 31, 2003 are as follows:

                                                                  AMOUNT
                                                              --------------
                                                              (IN THOUSANDS)
2004........................................................     $ 3,645
2005........................................................       8,180
2006........................................................       2,180
2007........................................................         124
2008........................................................         123
Thereafter..................................................          61
                                                                 -------
  Total minimum lease obligations...........................      14,313
Less: interest portion......................................      (1,585)
                                                                 -------
                                                                  12,728
Less: current portion.......................................       2,749
                                                                 -------
Long-term portion...........................................     $ 9,979
                                                                 =======

     Rental expense for operating leases for equipment, vehicles and various facilities of the Company for the years ended December 31, 2003, 2002 and 2001 were $49.4, $28.4 million and $36.1 million, respectively.

7.  FINANCIAL INSTRUMENTS

     The Company's operations are subject to foreign exchange risks, including the risks of adverse foreign currency fluctuations and devaluations and of restrictions on currency repatriation.

     The Company attempts to limit the risks of adverse currency fluctuations and restrictions on currency repatriation by obtaining contracts providing for payment in U.S. dollars or freely convertible foreign currency. To the extent possible, the Company seeks to limit its exposure to local currencies by matching its acceptance

                           PRIDE INTERNATIONAL, INC.

thereof to its expense requirements in such currencies. Moreover, the Company enters into forward exchange contracts and option contracts to manage foreign currency exchange risk principally associated with its Euro-and denominated expenses. These forward exchange contacts and option contracts have not been designated as hedging instruments under SFAS No. 133, as the forward or option contracts are not systematically identified as being the hedge of specific expenditures at inception.

     Currency option contracts existing as of December 31, 2003 consist of U.S. dollar calls/Euro puts with a notional amount of $2.6 million sold by the Company, U.S. dollar puts/Euro calls with a notional amount of $1.1 million purchased by the Company and South African Rand calls/U.S. dollar puts with a notional amount of 5 million Rand, equivalent to $0.8 million at the year end exchange rate, purchased by the Company. The counterparties to these contracts are all major European banks.

     The Company had no unrealized losses as of December 31, 2003 on forward exchange contracts and option contracts based on quoted market prices of comparable instruments. The unrealized loss as of December 31, 2002 was approximately $1.0 million. The net realized and unrealized gains (losses) on all forward and option contracts, included in other income (expense), net for the years ended December 31, 2003, 2002 and 2001, were approximately $1.2 million, $4.8 million and $(0.1) million, respectively.

     The Company is subject to the risk of variability in interest payments on its floating rate debt. In 2003, in order to reduce the potential impact of fluctuations in LIBOR, the Company entered into interest rate agreements that effectively cap the interest rate on $194.0 million of borrowings under its senior secured term loan at rates from 3.58% to 5.0%, plus the applicable spread, and provide a lower limit on rates from 0.72% to 0.91%, plus the applicable spread, to March 2007. If interest rates fall below the lower limits, interest rates payable increase to rates from 2.0% to 3.94%, plus the applicable spread. The interest rate agreements are marked-to-market quarterly with the change in fair value recorded as a component of interest expense. As of December 31, 2003, the net value of the instruments was a liability of $0.6 million.

8.  INCOME TAXES

     The components of the income tax provision (benefit) were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2003       2002      2001
                                                        --------   --------   -------
                                                               (IN THOUSANDS)
U.S.:
  Federal:
  Current.............................................  $     --   $     --   $15,694
  Deferred............................................   (78,127)   (38,675)    9,664
                                                        --------   --------   -------
     Total -- Federal.................................   (78,127)   (38,675)   25,358
                                                        --------   --------   -------
Foreign:
  Current.............................................    42,487     33,833    27,002
  Deferred............................................    34,510      7,819    (2,412)
                                                        --------   --------   -------
     Total -- Foreign.................................    76,997     41,652    24,590
                                                        --------   --------   -------
       Income tax provision (benefit).................  $ (1,130)  $  2,977   $49,948
                                                        ========   ========   =======

                           PRIDE INTERNATIONAL, INC.

     The difference between the effective federal income tax amounts and rate reflected in the income tax provision (benefit) and the amount and rate which would be determined by applying the U.S. statutory federal tax rate to earnings
(loss) before income taxes and minority interest is summarized as follows:

                                                 YEAR ENDED DECEMBER 31,
                                  -----------------------------------------------------
                                       2003               2002               2001
                                  ---------------   -----------------   ---------------
                                  AMOUNT    RATE     AMOUNT     RATE     AMOUNT    RATE
                                  -------   -----   --------   ------   --------   ----
                                                     (IN THOUSANDS)
U.S. statutory rate.............  $(1,504)   35.0%  $  3,759     35.0%  $ 54,942   35.0%
Foreign:
  Tax on foreign earnings.......     (635)   14.8    (13,541)  (126.1)    (7,207)  (4.6)
  Change in valuation
     allowance..................   (1,498)   34.8     12,372    115.2     (2,821)  (1.8)
                                  -------   -----   --------   ------   --------   ----
Net effect of foreign income
  taxes.........................   (2,133)   49.6     (1,169)   (10.9)   (10,028)  (6.4)
Change in estimate..............    2,372   (55.2)       291      2.7      5,034    3.2
Other...........................      135    (3.1)        96      0.9         --     --
                                  -------   -----   --------   ------   --------   ----
Effective income tax rate.......  $(1,130)   26.3%  $  2,977     27.7%  $ 49,948   31.8%
                                  =======   =====   ========   ======   ========   ====

     In 2003, the Company had an increase of 14.8% in the U.S. statutory rate for foreign taxes due to the following: (34.8)% for an adjustment to prior year deferred tax assets for foreign losses, and 49.6% for current year foreign taxes in excess of U.S. statutory rate. In 2003, the Company had an increase of 34.8% in the U.S. statutory rate for the change in valuation allowance due to an adjustment to prior year allowances on the deferred tax asset for foreign losses as explained above that will not be utilized in future years. The change in estimate for 2003 relates primarily to the difference between the Company's estimate of U.S. income tax on approximately $153 million of 2002 foreign earnings and the actual amount on the 2002 U.S. tax return as filed.

     In 2002, the Company had a decrease of (126.1)% in the U.S. statutory rate for foreign taxes due to the following: (112.0)% for previously omitted deferred tax assets for foreign losses, (51.7)% for current year deferred tax assets created by Mexico losses, and 37.6% for current year foreign taxes in excess of U.S. statutory rate. In 2002, the Company had an increase of 115.2% in the U.S. statutory rate for the change in valuation allowance due to the following:
112.0% for previously omitted allowances on the deferred tax asset for foreign losses as explained above that will not be utilized in future years, 51.7% for the current year allowance on Mexico tax losses described above that will not be utilized in future years, and (48.5)% decrease for the partial reversal of the allowance on French tax losses from rig rental income in France from Russia and Kazakhstan contracts that extend into 2003.

     The domestic and foreign components of earnings (losses) before income taxes and minority interest were as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2003        2002        2001
                                                     ---------   ---------   --------
                                                              (IN THOUSANDS)
Domestic...........................................  $(257,512)  $(142,044)  $ 22,297
Foreign............................................    253,214     152,783    134,680
                                                     ---------   ---------   --------
Earnings (losses) before income taxes and minority
  interest.........................................  $  (4,298)  $  10,739   $156,977
                                                     =========   =========   ========

                           PRIDE INTERNATIONAL, INC.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets were as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Deferred tax liabilities:
  Depreciation..............................................  $ 320,284   $ 312,215
  Other.....................................................     21,286      16,962
                                                              ---------   ---------
     Total deferred tax liabilities.........................    341,570     329,177
                                                              ---------   ---------
Deferred tax assets:
  Net operating loss carryforwards..........................   (272,698)   (217,114)
  Alternative Minimum Tax credits...........................    (27,958)    (27,958)
  Other.....................................................    (10,285)     (9,271)
                                                              ---------   ---------
     Total deferred tax assets..............................   (310,941)   (254,343)
  Valuation allowance for deferred tax assets...............     22,287      23,785
                                                              ---------   ---------
     Net deferred tax assets................................   (288,654)   (230,558)
                                                              ---------   ---------
     Net deferred tax liability.............................  $  52,916   $  98,619
                                                              =========   =========

     Applicable U.S. deferred income taxes and related foreign dividend withholding taxes have not been provided on approximately $507.8 million of undistributed earnings and profits of the Company's foreign subsidiaries. The Company considers such earnings to be permanently reinvested outside the United States. It is not practicable to estimate the amount of deferred income taxes associated with these unremitted earnings.

     As of December 31, 2003, the Company had deferred tax assets of $272.7 million relating to $783.2 million of net operating loss ("NOL") carryforwards and had $28.0 million of non-expiring Alternative Minimum Tax ("AMT") credits. The NOL carryforwards and AMT credits can be used to reduce the Company's federal and foreign income taxes payable in future years. The Company's ability to realize the entire benefit of its deferred tax assets requires that the Company achieve certain future earnings levels prior to the expiration of its NOL carryforwards. U.S. NOL carryforwards total $699.2 million and expire in 2019 through 2023. Foreign NOL carryforwards include $41.6 million that do not expire and $42.3 million that expire in 2003 through 2013. The Company has recognized a partial allowance due to the uncertainty of realizing certain foreign NOL carryforwards. The Company could be required to record an additional valuation allowance against certain or all of its remaining deferred tax assets if market conditions deteriorate or future earnings are below current estimates.

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

9.  NET EARNINGS (LOSS) PER SHARE

     Basic net earnings (loss) per share has been computed based on the weighted average number of shares of common stock outstanding during the applicable period. Diluted net earnings (loss) per share has been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the applicable period, as if stock options, convertible debentures and other convertible debt

                           PRIDE INTERNATIONAL, INC.

were converted into common stock, after giving retroactive effect to the elimination of interest expense, net of income tax effect.

     The following table presents information necessary to calculate basic and diluted net earnings (loss) per share:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------   --------   --------
                                                           (IN THOUSANDS, EXCEPT
                                                             PER SHARE AMOUNTS)
Net earnings (loss)..................................  $(23,933)  $ (8,335)  $ 91,521
Interest expense on convertible debentures and
  notes..............................................        --         --      9,171
Income tax effect....................................        --         --     (3,210)
                                                       --------   --------   --------
  Net earnings (loss) -- as adjusted.................  $(23,933)  $ (8,335)  $ 97,482
                                                       ========   ========   ========
Weighted average shares outstanding..................   134,704    133,305    131,630
Convertible debentures and notes.....................        --         --      9,437
Stock options........................................        --         --      1,711
                                                       --------   --------   --------
  Weighted average shares outstanding -- as
     adjusted........................................   134,704    133,305    142,778
                                                       ========   ========   ========
Net earnings (loss) per share:
  Basic..............................................  $  (0.18)  $  (0.06)  $   0.70
                                                       ========   ========   ========
  Diluted............................................  $  (0.18)  $  (0.06)  $   0.68
                                                       ========   ========   ========

     The calculation of diluted weighted average shares outstanding excludes
35.9 million, 34.3 million and 13.2 million common shares issuable pursuant to convertible debt and outstanding options for the years ended December 31, 2003, 2002 and 2001, respectively, because their effect was antidilutive or the exercise price of stock options exceeded the average price of the Company's common stock for the applicable period.

10.  EMPLOYEE BENEFITS

     The Company has a 401(k) defined contribution plan for its employees, which allows eligible employees to defer up to 15% of their eligible annual compensation, with certain limitations. The Company may at its discretion match up to 100% of the first 6% of compensation. The Company's contributions to the plan for the years ended December 31, 2003, 2002 and 2001 were $2.5 million, $1.6 million and $3.5 million, respectively.

     The Company has a deferred compensation plan, which provides its officers and key employees with the opportunity to participate in an unfunded, non-qualified plan. Eligible employees may defer up to 100% of compensation, including bonuses and net proceeds from the exercise of stock options.

11.  STOCKHOLDERS' EQUITY

  Preferred Stock

     The Company is authorized to issue 50 million shares of preferred stock, par value $0.01 per share. The Company's board of directors has the authority to issue shares of preferred stock in one or more series and to fix the number of shares, designations and other terms of each series. The board of directors has designated 4.0 million shares of preferred stock to constitute the Series A Junior Participating Preferred Stock in connection with the Company's stockholders' rights plan. As of December 31, 2003, no shares of preferred stock are outstanding.

                           PRIDE INTERNATIONAL, INC.

  Common Stock

     The Company has established the Pride International, Inc. Direct Stock Purchase Plan, which provides a convenient way for investors to purchase shares of its common stock without paying brokerage commissions or service charges. For the years ended December 31, 2003 and 2001, the Company sold 0.8 million shares for $15.0 million and 2.6 million shares for $62.0 million, respectively. There were no shares sold under the plan in 2002.

     In January 2000, Marine completed a public offering of 1.0 million shares of its common stock, for net proceeds of $18.5 million. The proceeds were used to fund the acquisition, upgrade and mobilization of the Pride South Carolina, formerly the Marine 202, a jackup drilling rig.

     In February 2001, the Company issued 3.0 million shares of common stock valued at $78.9 million in connection with the acquisition of the Pride North Sea and the Pride Venezuela.

     In March 2001, the Company issued 519,468 shares of common stock valued at approximately $14.0 million to investment funds managed by First Reserve Corporation in connection with the Company's acquisition of the funds' equity ownership interest in the Pride Carlos Walter and Pride Brazil. See Note 4.

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

                           PRIDE INTERNATIONAL, INC.

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

     Options granted under the long-term incentive plan prior to 1998 were vested 25% immediately, 50% after one year, 75% after two years and 100% after three years. Options granted in 1998 were vested 20% after one year, 40% after two years, 60% after three years, 80% after four years and 100% after five years. Options granted in 1999 through 2003 were vested 40% after six months, 60% after 18 months, 80% after two years and 100% after 30 months.

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

                           PRIDE INTERNATIONAL, INC.

     Employee and director stock option transactions for the last three years are summarized as follows:

                                              EMPLOYEE STOCK OPTIONS     DIRECTOR STOCK OPTIONS
                                            --------------------------   -----------------------
                                                PRICE         SHARES         PRICE       SHARES
                                            -------------   ----------   -------------   -------
Outstanding as of December 31, 2000.......                   7,998,362                   308,165
  Granted.................................  $14.65-$29.63    2,159,500   $14.65-$28.10    66,500
  Exercised...............................  $ 2.50-$22.75     (322,689)  $  4.00-$8.38   (26,000)
  Forfeited...............................  $ 8.00-$29.63      (39,488)             --        --
                                                            ----------                   -------
Outstanding as of December 31, 2001.......                   9,795,685                   348,665
  Granted.................................  $14.35-$19.14    1,225,000   $       14.35    52,500
  Exercised...............................  $ 6.25-$16.50   (1,095,005)             --        --
  Forfeited...............................  $ 8.00-$29.63   (1,208,650)             --        --
                                                            ----------                   -------
Outstanding as of December 31,2002........                   8,717,030                   401,165
  Granted.................................  $15.40-$16.10    2,700,000   $       15.40    52,500
  Exercised...............................  $ 6.19-$19.56     (364,395)  $ 8.38-$15.50   (18,000)
  Forfeited...............................  $ 8.00-$29.63         (500)  $ 8.38-$29.25   (33,000)
                                                            ----------                   -------
Outstanding as of December 31, 2003.......                  11,052,135                   402,665
                                                            ==========                   =======
Exercisable as of December 31,2003........                   8,485,435                   323,915
                                                            ==========                   =======

     The following table summarizes information on stock options outstanding and exercisable at December 31, 2003 pursuant to the employee stock option plans:

                                             OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                ---------------------------------------------   ----------------------------
                                                 WEIGHTED         WEIGHTED                       WEIGHTED
RANGE OF                          OPTIONS        AVERAGE          AVERAGE         OPTIONS        AVERAGE
EXERCISE PRICES                 OUTSTANDING   REMAINING LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------                 -----------   --------------   --------------   -----------   --------------
$ 0.00-$14.81.................   5,823,760         5.7             $11.85        5,031,060        $11.44
$14.81-$29.63.................   5,228,375         6.9             $18.59        3,454,375        $20.11
                                ----------                                       ---------
$ 0.00-$29.63.................  11,052,135         6.3             $15.04        8,485,435        $14.97
                                ==========                                       =========

     The following table summarizes information on stock options outstanding and exercisable at December 31, 2003 pursuant to the directors' stock option plan:

                                              OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                 ---------------------------------------------   ----------------------------
                                                  WEIGHTED         WEIGHTED                       WEIGHTED
RANGE OF                           OPTIONS        AVERAGE          AVERAGE         OPTIONS        AVERAGE
EXERCISE PRICES                  OUTSTANDING   REMAINING LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------                  -----------   --------------   --------------   -----------   --------------
$ 0.00-$14.81..................    124,500          5.1             $12.78          98,250         $12.36
$14.81-$29.63..................    278,165          3.5             $19.31         225,665         $20.22
                                   -------                                         -------
$ 0.00-$29.63..................    402,665          4.0             $17.29         323,915         $17.83
                                   =======                                         =======

     During 2003, the Company recognized $3.4 million of stock option compensation in connection with the modification of the terms of certain key employees' stock option grants.

12.  COMMITMENTS AND CONTINGENCIES

     The Company is routinely involved in other litigation, claims and disputes incidental to its business, which at times involves claims for significant monetary amounts, some of which would not be covered by

                           PRIDE INTERNATIONAL, INC.

insurance. In the opinion of management, none of the existing litigation will have a material adverse effect on the Company's financial position, results of operations or cash flows. However, a substantial settlement payment or judgment in excess of the Company's accruals could have a material adverse effect on its consolidated results of operations or cash flows.

13.  INVESTMENTS IN JOINT VENTURES

     As of December 31, 2003, the Company had a 30.0% equity interest in a joint venture company that is currently completing construction of two dynamically-positioned, deepwater semisubmersible drilling rigs, the Pride Portland and Pride Rio de Janeiro. The Pride Rio de Janeiro is undergoing sea trials in the Caribbean Sea and the Pride Portland is expected to leave the shipyard in Maine in May 2004. The joint venture company has financed 87.5% of the cost of construction of these rigs through credit facilities, with repayment of the borrowings under those facilities guaranteed by the United States Maritime Administration ("MARAD"). Advances under the credit facilities are being provided without recourse to any of the joint venture owners. The remaining 12.5% of the cost of construction is being provided by the joint venture company from equity contributions that have been made by the joint venture partners. In addition, the joint venture partners have agreed to provide equity contributions to finance all of the estimated $5.2 million of incremental costs associated with upgrading both rigs to a water depth capability of 1,700 meters from the original design of approximately 1,500 meters, of which the Company's 30% share would be approximately $1.6 million. The Company expects that the joint venture partners will have to make additional capital contributions to fund the project through the sea trial stage for each rig or, alternatively, will have to provide acceptable guarantees to MARAD to permit the required further draws to become available under the MARAD-guaranteed credit facilities. If the funding is made by additional capital contributions, the Company expects that its proportionate share would be approximately $8.0 million. The capital contributions are likely to be required during the second quarter of 2004. Through December 31, 2003, the Company's equity contributions to the joint venture totaled $33.7 million, including capitalized interest of $7.3 million and contributions of $0.8 million in connection with the water depth upgrades. Initial interest and debt service payments in respect of construction debt for the two rigs are expected to total approximately $22.0 million during 2004, of which the Company's 30% share would be $6.6 million.

     The Company has a 12.5% interest in Basafojagu (HS) Inc. ("Basafojagu"), a company incorporated in Liberia that has capital lease obligations in respect of the Al Baraka 1 tender-assisted drilling rig. The majority shareholder is a subsidiary of a major Saudi Arabian banking and industrial group, and the two lessor banks are also members of that same group. The Company entered into a long-term management agreement with Basafojagu to manage and operate the rig. The Company also provided guarantees for its 12.5% share, or approximately $5.0 million as of December 31, 2003, of Basafojagu's lease obligations. Basafojagu is in arrears in payment of its lease obligations. In January 2004, the Company entered into a purchase option that expires on May 15, 2004 to acquire the tender barge and associated derrick set for aggregate consideration of $15.3 million. If the Company exercises its option, it will be released of all obligations under the guarantees and under the lease and management agreements. The Company considers it likely that the purchase option will be exercised and, therefore, has not provided for any amounts contingently payable under its guarantee.

     The Company has a 30.0% ownership in United Gulf Energy Resource Co. SAOC-Sultanate of Oman, which owns 99.9% of National Drilling and Services Co. LLC ("NDSC"), an Omani company. NDSC owns and operates four land drilling rigs. The Company accounts for this investment under the equity method, which as of December 31, 2003 was $300,000.

                           PRIDE INTERNATIONAL, INC.

14.  SUPPLEMENTAL FINANCIAL INFORMATION

  Other Current Assets

     Other current assets consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred mobilization and inspection costs..................  $ 46,406   $ 59,753
Insurance receivables.......................................     5,975     33,982
Prepaid expenses............................................    34,059     27,549
Other receivables...........................................     8,129     13,266
Construction project costs..................................    48,262     28,351
Deferred financing costs....................................    11,949     11,121
Other.......................................................    15,526      2,890
                                                              --------   --------
  Total other current assets................................  $170,306   $176,912
                                                              ========   ========

  Other Assets

     Other assets consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred mobilization and inspection costs..................  $ 40,576   $ 55,882
Deferred financing costs....................................    34,055     38,860
Deferred compensation plan..................................    12,996     11,670
Deferred income taxes.......................................     4,048         --
Other.......................................................    10,502     23,440
                                                              --------   --------
  Total other assets........................................  $102,177   $129,852
                                                              ========   ========

                           PRIDE INTERNATIONAL, INC.

  Accrued Expenses

     Accrued expenses consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred mobilization revenues..............................  $ 48,894   $ 90,302
Construction project costs..................................    64,496         --
Payroll and benefits........................................    44,809     42,830
Interest....................................................    17,370     26,398
Current income taxes........................................    24,263     22,334
Taxes, other than income....................................    21,256     21,705
Insurance...................................................     9,746      7,147
Earn-out payment, current portion...........................     3,000      3,000
Foreign currency contracts..................................        --      1,116
Pooling and merger costs....................................        --        886
Other.......................................................    26,264     22,343
                                                              --------   --------
  Total accrued expenses....................................  $260,098   $238,061
                                                              ========   ========

  Other Long-Term Liabilities

     Other long-term liabilities consisted of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred mobilization revenue...............................  $26,190   $47,457
Deferred compensation.......................................   12,996    14,621
Deferred revenue, other.....................................    1,176    14,712
Earn-out payment, net of current portion....................       --     3,000
Other.......................................................   14,061     8,782
                                                              -------   -------
  Total other long-term liabilities.........................  $54,423   $88,572
                                                              =======   =======

                           PRIDE INTERNATIONAL, INC.

  Other Income (Expense), Net

     Other income (expense), net consisted of the following:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2003      2002       2001
                                                         -------   -------   --------
                                                                (IN THOUSANDS)
Argentina writedown....................................  $    --   $    --   $(10,679)
Foreign exchange gain (loss)...........................    9,592        (1)    (2,375)
Gain (loss) on extinguishment of debt..................   (6,142)   (1,228)     2,049
Insurance gains........................................       --        --      1,299
Litigation settlement..................................       --        --     (5,100)
Other, net.............................................       79       157      1,480
                                                         -------   -------   --------
  Total other income (expense), net....................  $ 3,529   $(1,072)  $(13,326)
                                                         =======   =======   ========

  Cash Flow Information

     Supplemental cash flows and non-cash transactions were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2003       2002      2001
                                                         -------   --------   -------
                                                                (IN THOUSANDS)
Cash paid during the year for:
  Interest.............................................  $89,354   $111,576   $97,970
  Income taxes -- U.S., net............................       --         --    13,165
  Income taxes -- foreign, net.........................   33,233     22,728    25,704
  Change in capital expenditures in accounts payable...   (7,078)    35,863    55,346

                           PRIDE INTERNATIONAL, INC.

15.  FINANCIAL DATA OF DOMESTIC AND INTERNATIONAL OPERATIONS

     The following table sets forth certain consolidated information with respect to the Company by operating segment:

                                           INTERNATIONAL
                           GULF OF     ---------------------     E&P      TECHNICAL
                            MEXICO      OFFSHORE      LAND     SERVICES   SERVICES     OTHER       TOTAL
                          ----------   ----------   --------   --------   ---------   --------   ----------
                                                           (IN THOUSANDS)
2003
Revenues................  $  271,490   $  683,058   $482,832   $122,052   $ 130,288   $     --   $1,689,720
Earnings (loss) from
  operations............       9,272      215,283     33,388     10,351    (104,856)   (41,220)     122,218
Total assets............   1,028,071    2,157,692    821,390    182,138      68,359    120,780    4,378,430
Capital expenditures,
  including
  acquisitions..........      73,305       84,951     22,761      9,154          --     26,801      216,972
Depreciation and
  amortization..........      62,720      100,808     70,213     11,138          92      4,251      249,222
2002
Revenues................  $  165,419   $  642,319   $299,278   $ 73,000   $  89,758   $     --   $1,269,774
Earnings (loss) from
  operations............     (36,664)     247,466    (42,338)    (1,614)      3,217    (19,477)     150,590
Total assets............     726,832    2,578,901    721,843    159,695      37,887    177,699    4,402,857
Capital expenditures,
  including
  acquisitions..........      95,879       17,363    135,485     10,709         508     (4,118)     255,826
Depreciation and
  amortization..........      46,041       98,385     71,557     10,345          10      3,866      230,204
2001
Revenues................  $  418,850   $  507,139   $444,405   $142,501          --   $     --   $1,512,895
Earnings (loss) from
  operations............     112,490      186,279     15,723      7,547          --    (37,490)     284,549
Total assets............     929,550    2,296,297    767,769    147,967          --    149,624    4,291,207
Capital expenditures,
  including
  acquisitions..........      45,596      708,433    151,451     22,895          --      3,898      932,273
Depreciation and
  amortization..........      57,860       79,847     47,745     13,566          --      3,692      202,710

                           PRIDE INTERNATIONAL, INC.

     The following table sets forth certain information with respect to the Company by geographic area:

                                         NORTH       SOUTH          OTHER
                                        AMERICA     AMERICA     INTERNATIONAL     TOTAL
                                       ---------   ----------   -------------   ----------
                                                         (IN THOUSANDS)
2003
Revenues.............................  $ 398,680   $  662,172    $  628,868     $1,689,720
Earnings (loss) from operations......   (137,725)      65,239       194,704        122,218
Long-term assets.....................    521,006      718,059     2,412,441      3,651,506
Capital expenditures, including
  acquisitions.......................    100,106       30,826        86,040        216,972
Depreciation and amortization........     66,654       88,213        94,355        249,222
2002
Revenues.............................  $ 252,127   $  515,045    $  502,602     $1,269,774
Earnings (loss) from operations......    (43,016)      69,333       124,273        150,590
Long-term assets.....................    508,411      702,166     2,494,545      3,705,122
Capital expenditures, including
  acquisitions.......................     46,923       38,554       170,349        255,826
Depreciation and amortization........     49,917       91,702        88,585        230,204
2001
Revenues.............................  $ 418,850   $  716,572    $  377,473     $1,512,895
Earnings from operations.............     75,000       86,360       123,189        284,549
Long-term assets.....................    953,619    1,235,863     1,465,712      3,655,194
Capital expenditures, including
  acquisitions.......................     49,494      612,741       270,038        932,273
Depreciation and amortization........     61,552       86,339        54,819        202,710

     Revenue is classified in geographic areas based on the physical location of the rigs. Transactions between reportable segments are accounted for consistent with revenue and expense of external customers and are eliminated in consolidation.

  Significant Customers

     Two customers each accounted for approximately 13% of consolidated revenues for the year ended December 31, 2003, which amounts are included in South America and Other International geographic segments, respectively. Two customers accounted for approximately 16% and 12%, respectively, of consolidated revenues for the year ended December 31, 2002, which amounts are included in South America and Other International geographic segments, respectively. One customer accounted for approximately 11% of consolidated revenues for the year ended December 31, 2001, which amount is included in the South America geographic segment.

                           PRIDE INTERNATIONAL, INC.

16.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Summarized quarterly financial data for the years ended December 31, 2003 and 2002 were as follows:

                                              FIRST      SECOND     THIRD      FOURTH
                                             QUARTER    QUARTER    QUARTER    QUARTER
                                             --------   --------   --------   --------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2003
Revenues...................................  $395,421   $408,615   $450,834   $434,850
Earnings (losses) from operations(1).......    50,414     11,888     82,947    (23,031)
Net earnings (loss)........................     3,980    (18,173)    28,712    (38,452)
Net earnings (loss) per share:
  Basic....................................  $   0.03   $  (0.14)  $   0.21   $  (0.28)
  Diluted..................................  $   0.03   $  (0.14)  $   0.19   $  (0.28)
Weighted average common shares and
  equivalents outstanding:
  Basic....................................   134,131    134,246    135,131    135,291
  Diluted..................................   134,840    134,246    155,466    135,291
2002
Revenues...................................  $298,557   $309,484   $312,750   $348,983
Earnings from operations(1)................    35,283     37,489     35,458     42,360
Net earnings (loss)........................       263     (4,155)    (5,586)     1,143
Net earnings (loss) per share:
  Basic....................................  $     --   $  (0.03)  $  (0.04)  $   0.01
  Diluted..................................  $     --   $  (0.03)  $  (0.04)  $   0.01
Weighted average common shares and
  equivalents outstanding:
  Basic....................................   132,863    133,094    133,212    134,041
  Diluted..................................   133,816    133,094    133,212    134,838

---------------

(1) Results previously reported for interim periods have been restated to reflect the retroactive adoption of FIN No. 46R, "Consolidation of Variable Interest Entities". See Note 1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with our independent auditors regarding accounting and financial disclosure matters.

ITEM 9A.  CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this annual report. In the course of this evaluation, management considered certain internal control areas, including those enumerated below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

     During the most recently completed fiscal quarter and through the date of this annual report, we have made the following significant changes in our internal control over financial reporting:

     - senior management realignment, including separation of the Chief Executive Officer and President positions and appointment of a new President, Chief Financial Officer, Senior Vice President -- Operations and General Counsel;

     - appointment of a new internal audit director;

     - implementation of improved policies and procedures in our technical services division;

     - broadening of the scope and number of internal certifications sent to our Chief Executive Officer and our Chief Financial Officer;

     - revision and adoption of a strengthened audit committee charter;

     - adoption of a corporate governance and nominating committee charter, compensation committee charter, Code of Business Conduct and Ethical Practices, corporate governance guidelines and executive committee charter; and

     - adoption of an audit committee policy on handling of accounting and audit related complaints, including a related ethics hotline program.

There were no other changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     As disclosed in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2003, in connection with the completion of their review of our financial statements for the three-month and six-month periods ended June 30, 2003 included in that report and, in particular, their analysis of our loss provision related to our rig construction contracts, our independent auditors, PricewaterhouseCoopers LLP, issued a letter to our audit committee dated August 13, 2003 noting certain matters in our technical services division that it considered to be a material weakness in internal control. The matters listed in the letter were the misapplication of generally accepted accounting principles and the lack of procedures and policies to properly process change orders with customers on a timely basis. We have made changes in policies and procedures to improve and enhance internal controls with regard to the processing of change orders and in the technical services division generally and believe these improvements and enhancements have appropriately addressed the matters referred to in the letter. These changes include the following:

     - Established procedures for the centralized review and monitoring of change orders;

     - Enhanced procedures for the periodic review and assessment for income recognition of each change order in accordance with generally accepted accounting principles;

     - Strengthened the accounting function within the technical services segment and enhanced formal reporting procedures to the corporate accounting group; and

     - Initiated monthly meetings among project managers and corporate accounting personnel to review change order analysis, estimates to complete and supporting documentation for each project in connection with the monthly close of accounts.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2003. Information with respect to our executive officers is set forth under the caption "Executive Officers of the Registrant" in Part I of this annual report.

CODE OF BUSINESS CONDUCT AND ETHICAL PRACTICES

     We have adopted a Code of Business Conduct and Ethical Practices, which applies to, among others, our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We have posted a copy of the code under "Corporate Governance" in the "Investor Relations" section of our internet website at www.prideinternational.com. Copies of the code may be obtained free of charge on our website or by requesting a copy in writing from our Corporate Secretary at 5847 San Felipe, Suite 3300, Houston, Texas 77057. Any waivers of the code must be approved by our board of directors or a designated board committee. Any amendments to, or waivers from, the code that apply to our executive officers and directors will be posted under "Corporate Governance" in the "Investor Relations" section of our internet website at www.prideinternational.com.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2003.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2003.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2003.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2003.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are included as part of this report:

          (1) Financial Statements:

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   42
Consolidated Balance Sheet -- December 31, 2003 and 2002....   43
Consolidated Statement of Operations -- Years ended
  December 31, 2003, 2002 and 2001..........................   44
Consolidated Statement of Stockholders' Equity -- Years
  ended
  December 31, 2003, 2002 and 2001..........................   45
Consolidated Statement of Cash Flows -- Years ended
  December 31, 2003, 2002 and 2001..........................   46
Notes to Consolidated Financial Statements..................   47

          (2) Consolidated Financial Statement Schedules:

     All financial statement schedules have been omitted because they are not applicable or not required, or the information required thereby is included in the consolidated financial statements or the notes thereto included in this annual report.

          (3) Exhibits:

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
   2.1    --    Agreement and Plan of Merger, dated as of May 23, 2001,
                among Pride International, Inc., a Louisiana corporation
                ("Old Pride"), PM Merger, Inc., a Delaware corporation
                renamed Pride International, Inc. ("Pride"), Marine Drilling
                Companies, Inc. ("Marine") and AM Merger, Inc. (incorporated by reference to Annex A to the Joint Proxy
                Statement/Prospectus included in the Registration Statement of Old Pride and Pride on Form S-4, Registration Nos.
                333-66644 and 333-66644-01 (the "Registration Statement")).
   2.2    --    Letter Agreement, dated as of August 3, 2001, among Old
                Pride, Pride, Marine and AM Merger, Inc. (incorporated by
                reference to Exhibit 2.2 to Pride's Current Report on Form
                8-K filed with the SEC on September 28, 2001, File No.
                1-13289 (the "Form 8-K")).
   3.1    --    Certificate of Incorporation of Pride (incorporated by
                reference to Annex D to the Joint Proxy Statement/Prospectus included in the Registration Statement).
  *3.2    --    Bylaws of Pride.
   4.1    --    Form of Common Stock Certificate (incorporated by reference to Exhibit 4.13 to the Registration Statement).
   4.2    --    Rights Agreement, dated as of September 13, 2001, between
                Pride and American Stock Transfer & Trust Company, as Rights
                Agent (incorporated by reference to Exhibit 4.2 to the Form
                8-K).
   4.3    --    Certificate of Designations of Series A Junior Participating
                Preferred Stock of Pride (incorporated by reference to
                Exhibit 4.3 to the Form 8-K).
   4.4    --    Indenture, dated as of May 1, 1997, between Pride and JP
                Morgan Chase Bank (formerly The Chase Manhattan Bank), as
                trustee (the "Senior Trustee") (incorporated by reference to
                Exhibit 4.1 to Pride's Quarterly Report on Form 10-Q for the
                quarter ended March 31, 1997, File No. 0-16963).

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
   4.5    --    Fourth Supplemental Indenture, dated as of September 10,
                2001, between Pride and the Senior Trustee (incorporated by reference to Exhibit 4.4 to the Form 8-K) Pride and its
                subsidiaries are parties to several debt instruments that
                have not been filed with the SEC under which the total
                amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii) (A) of Item 601(b) of
                Regulation S-K, Pride agrees to furnish a copy of such
                instruments to the SEC upon request.
  10.1    --    Second Amended and Restated Shareholders Agreement, dated as of March 4, 2002, among Pride, First Reserve Fund VII,
                Limited Partnership, First Reserve Fund VIII, L.P. and First
                Reserve Fund IX, L.P. (incorporated by reference to Exhibit
                10.11 to Pride's Annual Report on Form 10-K for the year
                ended December 31, 2001, File No. 1-13289).
 +10.2    --    Form of Indemnity Agreement between Pride and certain
                executive officers and directors (incorporated by reference to Exhibit 10(g) to Pride's Registration Statement on Form
                S-1, Registration No. 33-33233).
 +10.3    --    Pride International, Inc. Long-Term Incentive Plan
                (incorporated by reference to Exhibit 4A to Pride's
                Registration Statement on Form S-8, Registration No.
                33-26854).
 +10.4    --    First Amendment to Pride International, Inc. Long-Term
                Incentive Plan (incorporated by reference to Exhibit 4.7 to
                Pride's Registration Statement on Form S-8, Registration No.
                333-35089).
 +10.5    --    Second Amendment to Pride International, Inc. Long-Term
                Incentive Plan (incorporated by reference to Exhibit 4.8 to
                Pride's Registration Statement on Form S-8, Registration No.
                333-35089).
 +10.6    --    Third Amendment to Pride International, Inc. Long-Term
                Incentive Plan (incorporated by reference to Exhibit 10.5 to
                Pride's Annual Report on Form 10-K for the year ended
                December 31, 1997, File No. 1-13289).
 +10.7    --    Summary of Pride International, Inc. Group Life Insurance
                and Accidental Death and Dismemberment Insurance Plan
                (incorporated by reference to Exhibit 10(j) to Pride's
                Registration Statement on Form S-1, Registration No.
                33-33233).
 +10.8    --    Pride International, Inc. 1993 Directors' Stock Option Plan
                (incorporated by reference to Exhibit 10(j) to Pride's
                Annual Report on Form 10-K for the year ended December 31,
                1992, File No. 0-16963).
 +10.9    --    First Amendment to Pride International, Inc. 1993 Directors'
                Stock Option Plan (incorporated by reference to Exhibit 4.7 to Pride's Registration Statement on Form S-8, Registration
                No. 333-35093).
 +10.10   --    Second Amendment to Pride International, Inc. 1993
                Directors' Stock Option Plan (incorporated by reference to
                Exhibit 10.10 to Pride's Annual Report on Form 10-K for the
                year ended December 31, 1997, File No. 1-13289).
 +10.11   --    Third Amendment to Pride International, Inc. 1993 Directors'
                Stock Option Plan (incorporated by reference to Exhibit
                10.11 of Pride's Annual Report on Form 10-K for the year
                ended December 31, 1998, File No. 1-13289).
 +10.12   --    Fourth Amendment to Pride International, Inc. 1993
                Directors' Stock Option Plan (incorporated by reference to
                Exhibit 10.12 to Pride's Annual Report on Form 10-K for the
                year ended December 31, 2002, File No. 1-13289).
 +10.13   --    Fifth Amendment to Pride International, Inc. 1993 Directors'
                Stock Option Plan (incorporated by reference to Exhibit
                10.13 to Pride's Annual Report on Form 10-K for the year
                ended December 31, 2002, File No. 1-13289).
 +10.14   --    Pride International, Inc. 401(k) Restoration Plan
                (incorporated by reference to Exhibit 10(k) to Pride's
                Annual Report on Form 10-K for the year ended December 31,
                1993, File No. 0-16963).
 +10.15   --    Pride International, Inc. Supplemental Executive Retirement
                Plan (incorporated by reference to Exhibit 10.15 to Pride's
                Annual Report on Form 10-K for the year ended December 31,
                1997, File No. 1-13289).

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 +10.16   --    First Amendment to Pride International, Inc. Supplemental
                Executive Retirement Plan (incorporated by reference to
                Exhibit 10.16 to Pride's Annual Report on Form 10-K for the
                year ended December 31, 1997, File No. 1-13289).
 +10.17   --    Second Amendment to Pride International, Inc. Supplemental
                Executive Retirement Plan (incorporated by reference to
                Exhibit 10.17 to Pride's Annual Report on Form 10-K for the
                year ended December 31, 1997, File No. 1-13289).
 +10.18   --    Pride International, Inc. 1998 Long-Term Incentive Plan
                (incorporated by reference to Appendix A to Pride's Proxy
                Statement on Schedule 14A for the 1998 Annual Meeting of
                Shareholders of Pride, File No. 1-13289).
 +10.19   --    Pride International, Inc. Employee Stock Purchase Plan
                (incorporated by reference to Exhibit 4.4 to Pride's
                Registration Statement on Form S-8, Registration No.
                333-06825).
 +10.20   --    Employment/Non-Competition/Confidentiality Agreement dated
                January 1, 2002 between Pride and Jorge E. Estrada
                (incorporated by reference to Exhibit 10.20 of Pride's
                Annual Report on Form 10-K for the year ended December 31,
                2002, File No. 1-13289.
 +10.21   --    Employment/Non-Competition/Confidentiality Agreement dated
                February 5, 1999 between Pride and Paul A. Bragg
                (incorporated by reference to Exhibit 10.19 of Pride's
                Annual Report on Form 10-K for the year ended December 31,
                1998, File No. 1-13289).
 +10.22   --    Employment/Non-Competition/Confidentiality Agreement dated
                February 5, 1999 between Pride and John O'Leary
                (incorporated by reference to Exhibit 10.31 to Pride's
                Annual Report on Form 10-K for the year ended December 31,
                2001, File No. 1-13289).
 +10.23   --    Employment/Non-Competition/Confidentiality Agreement dated
                October 15, 1998 between Pride and John R. Blocker, Jr.
                (incorporated by reference to Exhibit 10.24 to Pride's
                Annual Report on Form 10-K for the year ended December 31,
                2000, File No. 1-13289).
 +10.24   --    Employment/Non-Competition/Confidentiality Agreement dated
                August 15, 1998 between Pride and Gary W. Casswell
                (incorporated by reference to Exhibit 10.23 to Pride's
                Annual Report on Form 10-K for the year ended December 31,
                2000, File No. 1-13289).
 +10.25   --    Employment Agreement dated June 21, 1994 between Pride
                Offshore, Inc. and David A. Bourgeois (incorporated by
                reference to Exhibit 10.25 to Pride's Annual Report on Form
                10-K for the year ended December 31, 2000, File No.
                1-13289).
 +10.26   --    Employment/Non-Competition/Confidentiality Agreement dated
                March 1, 2000 between Pride and Marcelo D. Guiscardo
                (incorporated by reference to Exhibit 10.26 to Pride's
                Annual Report on Form 10-K for the year ended December 31,
                2000, File No. 1-13289).
 +10.27   --    Employment/Non-Competition/Confidentiality Agreement dated
                February 5, 1999 between Pride and Earl W. McNiel
                (incorporated by reference to Exhibit 10.24 of Pride's
                Annual Report on Form 10-K for the year ended December 31,
                1998, File No. 1-13289).
 +10.28   --    Employment/Non-Competition/Confidentiality Agreement dated
                October 31, 2002 between Pride and Nicolas J. Evanoff
                (incorporated by reference to Exhibit 10.30 of Pride's
                Annual Report on Form 10-K for the year ended December 31,
                2002, File No. 1-13289).
*+10.29   --    Employment/Non-Competition/Confidentiality Agreement dated
                November 22, 2003 between Pride and Louis A. Raspino.
 +10.30   --    First Amended and Restated Employment Agreement dated
                September 1, 1999 between Marine and Bobby E. Benton
                (incorporated by reference to Exhibit 10.5 of Marine's
                Quarterly Report on Form 10-Q for quarter ended September
                30, 1999, File No. 1-14389).
*+10.31   --    Retirement Agreement effective January 9, 2004 between Pride and James W. Allen.
*+10.32   --    Retirement Agreement effective December 3, 2003 between
                Pride and Robert W. Randall.
 *12      --    Computation of ratio of earnings to fixed charges.
 *21      --    Subsidiaries of Pride.
 *23      --    Consent of PricewaterhouseCoopers LLP.
 *31.1    --    Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 *31.2    --    Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
 *32      --    Certification of the Chief Executive Officer and the Chief
                Financial Officer of Pride pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.

---------------

* Filed herewith.

+ Compensatory plan, contract or arrangement.

     (b) Reports on Form 8-K

     In a current report on Form 8-K dated December 3, 2003, we reported pursuant to Item 5 of Form 8-K that we had announced certain organizational changes. We also filed as an exhibit pursuant to Item 7 of Form 8-K the news release dated December 3, 2003 issued with respect to the organizational changes.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF HOUSTON, STATE OF TEXAS, ON MARCH 15, 2004.

                                          PRIDE INTERNATIONAL, INC.

                                          By:       /s/ PAUL A. BRAGG
                                            ------------------------------------
                                                       Paul A. Bragg
                                            Chief Executive Officer and Director

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 15, 2004.

              SIGNATURES                                       TITLE
              ----------                                       -----

          /s/ PAUL A. BRAGG                    Chief Executive Officer, and Director
--------------------------------------             (Principal Executive Officer)
            Paul A. Bragg


         /s/ LOUIS A. RASPINO                    Executive Vice President and Chief
--------------------------------------    Financial Officer (Principal Financial Officer)
           Louis A. Raspino


        /s/ EDWARD G. BRANTLEY              Vice President and Chief Accounting Officer
--------------------------------------             (Principal Accounting Officer)
          Edward G. Brantley


       /s/ WILLIAM E. MACAULAY                         Chairman of the Board
--------------------------------------
         William E. Macaulay


       /s/ ROBERT L. BARBANELL                                Director
--------------------------------------
         Robert L. Barbanell


         /s/ DAVID A.B. BROWN                                 Director
--------------------------------------
           David A.B. Brown


           /s/ J.C. BURTON                                    Director
--------------------------------------
             J.C. Burton


       /s/ JORGE E. ESTRADA M.                                Director
--------------------------------------
         Jorge E. Estrada M.


         /s/ RALPH D. MCBRIDE                                 Director
--------------------------------------
           Ralph D. McBride


         /s/ DAVID B. ROBSON                                  Director
--------------------------------------
           David B. Robson

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
   2.1    --    Agreement and Plan of Merger, dated as of May 23, 2001,
                among Pride International, Inc., a Louisiana corporation
                ("Old Pride"), PM Merger, Inc., a Delaware corporation
                renamed Pride International, Inc. ("Pride"), Marine Drilling
                Companies, Inc. ("Marine") and AM Merger, Inc. (incorporated by reference to Annex A to the Joint Proxy
                Statement/Prospectus included in the Registration Statement of Old Pride and Pride on Form S-4, Registration Nos.
                333-66644 and 333-66644-01 (the "Registration Statement")).
   2.2    --    Letter Agreement, dated as of August 3, 2001, among Old
                Pride, Pride, Marine and AM Merger, Inc. (incorporated by
                reference to Exhibit 2.2 to Pride's Current Report on Form
                8-K filed with the SEC on September 28, 2001, File No.
                1-13289 (the "Form 8-K")).
   3.1    --    Certificate of Incorporation of Pride (incorporated by
                reference to Annex D to the Joint Proxy Statement/Prospectus included in the Registration Statement).
  *3.2    --    Bylaws of Pride.
   4.1    --    Form of Common Stock Certificate (incorporated by reference to Exhibit 4.13 to the Registration Statement).
   4.2    --    Rights Agreement, dated as of September 13, 2001, between
                Pride and American Stock Transfer & Trust Company, as Rights
                Agent (incorporated by reference to Exhibit 4.2 to the Form
                8-K).
   4.3    --    Certificate of Designations of Series A Junior Participating
                Preferred Stock of Pride (incorporated by reference to
                Exhibit 4.3 to the Form 8-K).
   4.4    --    Indenture, dated as of May 1, 1997, between Pride and JP
                Morgan Chase Bank (formerly The Chase Manhattan Bank), as
                trustee (the "Senior Trustee") (incorporated by reference to
                Exhibit 4.1 to Pride's Quarterly Report on Form 10-Q for the
                quarter ended March 31, 1997, File No. 0-16963).
   4.5    --    Fourth Supplemental Indenture, dated as of September 10,
                2001, between Pride and the Senior Trustee (incorporated by reference to Exhibit 4.4 to the Form 8-K) Pride and its
                subsidiaries are parties to several debt instruments that
                have not been filed with the SEC under which the total
                amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii) (A) of Item 601(b) of
                Regulation S-K, Pride agrees to furnish a copy of such
                instruments to the SEC upon request.
  10.1    --    Second Amended and Restated Shareholders Agreement, dated as of March 4, 2002, among Pride, First Reserve Fund VII,
                Limited Partnership, First Reserve Fund VIII, L.P. and First
                Reserve Fund IX, L.P. (incorporated by reference to Exhibit
                10.11 to Pride's Annual Report on Form 10-K for the year
                ended December 31, 2001, File No. 1-13289).
 +10.2    --    Form of Indemnity Agreement between Pride and certain
                executive officers and directors (incorporated by reference to Exhibit 10(g) to Pride's Registration Statement on Form
                S-1, Registration No. 33-33233).
 +10.3    --    Pride International, Inc. Long-Term Incentive Plan
                (incorporated by reference to Exhibit 4A to Pride's
                Registration Statement on Form S-8, Registration No.
                33-26854).
 +10.4    --    First Amendment to Pride International, Inc. Long-Term
                Incentive Plan (incorporated by reference to Exhibit 4.7 to
                Pride's Registration Statement on Form S-8, Registration No.
                333-35089).
 +10.5    --    Second Amendment to Pride International, Inc. Long-Term
                Incentive Plan (incorporated by reference to Exhibit 4.8 to
                Pride's Registration Statement on Form S-8, Registration No.
                333-35089).
 +10.6    --    Third Amendment to Pride International, Inc. Long-Term
                Incentive Plan (incorporated by reference to Exhibit 10.5 to
                Pride's Annual Report on Form 10-K for the year ended
                December 31, 1997, File No. 1-13289).
 +10.7    --    Summary of Pride International, Inc. Group Life Insurance
                and Accidental Death and Dismemberment Insurance Plan
                (incorporated by reference to Exhibit 10(j) to Pride's
                Registration Statement on Form S-1, Registration No.
                33-33233).

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 +10.8    --    Pride International, Inc. 1993 Directors' Stock Option Plan
                (incorporated by reference to Exhibit 10(j) to Pride's
                Annual Report on Form 10-K for the year ended December 31,
                1992, File No. 0-16963).
 +10.9    --    First Amendment to Pride International, Inc. 1993 Directors'
                Stock Option Plan (incorporated by reference to Exhibit 4.7 to Pride's Registration Statement on Form S-8, Registration
                No. 333-35093).
 +10.10   --    Second Amendment to Pride International, Inc. 1993
                Directors' Stock Option Plan (incorporated by reference to
                Exhibit 10.10 to Pride's Annual Report on Form 10-K for the
                year ended December 31, 1997, File No. 1-13289).
 +10.11   --    Third Amendment to Pride International, Inc. 1993 Directors'
                Stock Option Plan (incorporated by reference to Exhibit
                10.11 of Pride's Annual Report on Form 10-K for the year
                ended December 31, 1998, File No. 1-13289).
 +10.12   --    Fourth Amendment to Pride International, Inc. 1993
                Directors' Stock Option Plan (incorporated by reference to
                Exhibit 10.12 to Pride's Annual Report on Form 10-K for the
                year ended December 31, 2002, File No. 1-13289).
 +10.13   --    Fifth Amendment to Pride International, Inc. 1993 Directors'
                Stock Option Plan (incorporated by reference to Exhibit
                10.13 to Pride's Annual Report on Form 10-K for the year
                ended December 31, 2002, File No. 1-13289).
 +10.14   --    Pride International, Inc. 401(k) Restoration Plan
                (incorporated by reference to Exhibit 10(k) to Pride's
                Annual Report on Form 10-K for the year ended December 31,
                1993, File No. 0-16963).
 +10.15   --    Pride International, Inc. Supplemental Executive Retirement
                Plan (incorporated by reference to Exhibit 10.15 to Pride's
                Annual Report on Form 10-K for the year ended December 31,
                1997, File No. 1-13289).
 +10.16   --    First Amendment to Pride International, Inc. Supplemental
                Executive Retirement Plan (incorporated by reference to
                Exhibit 10.16 to Pride's Annual Report on Form 10-K for the
                year ended December 31, 1997, File No. 1-13289).
 +10.17   --    Second Amendment to Pride International, Inc. Supplemental
                Executive Retirement Plan (incorporated by reference to
                Exhibit 10.17 to Pride's Annual Report on Form 10-K for the
                year ended December 31, 1997, File No. 1-13289).
 +10.18   --    Pride International, Inc. 1998 Long-Term Incentive Plan
                (incorporated by reference to Appendix A to Pride's Proxy
                Statement on Schedule 14A for the 1998 Annual Meeting of
                Shareholders of Pride, File No. 1-13289).
 +10.19   --    Pride International, Inc. Employee Stock Purchase Plan
                (incorporated by reference to Exhibit 4.4 to Pride's
                Registration Statement on Form S-8, Registration No.
                333-06825).
 +10.20   --    Employment/Non-Competition/Confidentiality Agreement dated
                January 1, 2002 between Pride and Jorge E. Estrada
                (incorporated by reference to Exhibit 10.20 of Pride's
                Annual Report on Form 10-K for the year ended December 31,
                2002, File No. 1-13289.
 +10.21   --    Employment/Non-Competition/Confidentiality Agreement dated
                February 5, 1999 between Pride and Paul A. Bragg
                (incorporated by reference to Exhibit 10.19 of Pride's
                Annual Report on Form 10-K for the year ended December 31,
                1998, File No. 1-13289).
 +10.22   --    Employment/Non-Competition/Confidentiality Agreement dated
                February 5, 1999 between Pride and John O'Leary
                (incorporated by reference to Exhibit 10.31 to Pride's
                Annual Report on Form 10-K for the year ended December 31,
                2001, File No. 1-13289).
 +10.23   --    Employment/Non-Competition/Confidentiality Agreement dated
                October 15, 1998 between Pride and John R. Blocker, Jr.
                (incorporated by reference to Exhibit 10.24 to Pride's
                Annual Report on Form 10-K for the year ended December 31,
                2000, File No. 1-13289).
 +10.24   --    Employment/Non-Competition/Confidentiality Agreement dated
                August 15, 1998 between Pride and Gary W. Casswell
                (incorporated by reference to Exhibit 10.23 to Pride's
                Annual Report on Form 10-K for the year ended December 31,
                2000, File No. 1-13289).
 +10.25   --    Employment Agreement dated June 21, 1994 between Pride
                Offshore, Inc. and David A. Bourgeois (incorporated by
                reference to Exhibit 10.25 to Pride's Annual Report on Form
                10-K for the year ended December 31, 2000, File No.
                1-13289).

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 +10.26   --    Employment/Non-Competition/Confidentiality Agreement dated
                March 1, 2000 between Pride and Marcelo D. Guiscardo
                (incorporated by reference to Exhibit 10.26 to Pride's
                Annual Report on Form 10-K for the year ended December 31,
                2000, File No. 1-13289).
 +10.27   --    Employment/Non-Competition/Confidentiality Agreement dated
                February 5, 1999 between Pride and Earl W. McNiel
                (incorporated by reference to Exhibit 10.24 of Pride's
                Annual Report on Form 10-K for the year ended December 31,
                1998, File No. 1-13289).
 +10.28   --    Employment/Non-Competition/Confidentiality Agreement dated
                October 31, 2002 between Pride and Nicolas J. Evanoff
                (incorporated by reference to Exhibit 10.30 of Pride's
                Annual Report on Form 10-K for the year ended December 31,
                2002, File No. 1-13289).
*+10.29   --    Employment/Non-Competition/Confidentiality Agreement dated
                November 22, 2003 between Pride and Louis A. Raspino.
 +10.30   --    First Amended and Restated Employment Agreement dated
                September 1, 1999 between Marine and Bobby E. Benton
                (incorporated by reference to Exhibit 10.5 of Marine's
                Quarterly Report on Form 10-Q for quarter ended September
                30, 1999, File No. 1-14389).
*+10.31   --    Retirement Agreement effective January 9, 2004 between Pride and James W. Allen.
*+10.32   --    Retirement Agreement effective December 3, 2003 between
                Pride and Robert W. Randall.
 *12      --    Computation of ratio of earnings to fixed charges.
 *21      --    Subsidiaries of Pride.
 *23      --    Consent of PricewaterhouseCoopers LLP.
 *31.1    --    Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
 *31.2    --    Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
 *32      --    Certification of the Chief Executive Officer and the Chief
                Financial Officer of Pride pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.

---------------

* Filed herewith.

+ Compensatory plan, contract or arrangement.