Form 10-K/A
period 2002-12-31
PRIDE INTERNATIONAL INC
filed 2004-03-30
CIK 833081

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





--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Pride International, Inc. hereby amends Item 8 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (SEC File No. 1-13289) to furnish the report of KPMG LLP to the Board of Directors and Shareholders of Marine Drilling Companies, Inc. dated January 23, 2001 with respect to the consolidated statements of operations, shareholders' equity and cash flows of Marine for the year ended December 31, 2000.


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

                                          PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 25, 2003

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Marine Drilling Companies, Inc.:

We have audited the consolidated statements of operations, stockholders' equity and cash flows of Marine Drilling Companies, Inc. for the year ended December 31, 2000 (not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Marine Drilling Companies, Inc. for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP


Houston, Texas

January 23, 2001

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

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF HOUSTON, STATE OF TEXAS, ON MARCH 30, 2004.


                                          PRIDE INTERNATIONAL, INC.


                                          By:       /s/ PAUL A. BRAGG
                                            ------------------------------------
                                                      Paul A. Bragg
                                                 Chief Executive Officer

                               INDEX TO EXHIBITS




23.1 --  Consent of PricewaterhouseCoopers LLP.

23.2 --  Consent of KPMG LLP.

31.1 --  Certification of Chief Executive Officer of Pride pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002

31.2 --  Certification of Chief Financial Officer of Pride pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002

32   --  Certification of the Chief Executive Officer and the Chief Financial
         Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002