Form 10-Q
period 2004-03-31
PRIDE INTERNATIONAL INC
filed 2004-05-10
CIK 833081

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

                                               Outstanding as of May 4, 2004
   Common Stock, par value $.01 per share               135,803,391

================================================================================

                            PRIDE INTERNATIONAL, INC.

                                      INDEX

                                                                                                              PAGE NO.
                                                                                                              --------
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

         Consolidated Balance Sheet as of March 31, 2004 and December 31, 2003............................     2
         Consolidated Statement of Operations for the three months ended March 31, 2004 and 2003..........     3
         Consolidated Statement of Cash Flows for the three months ended March 31, 2004 and 2003..........     4
         Notes to Unaudited Consolidated Financial Statements.............................................     5
         Report of Independent Accountants................................................................    12

     Item 2. Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...................................................................    13

     Item 3. Quantitative and Qualitative Disclosures about Market Risk...................................    22

     Item 4. Controls and Procedures......................................................................    22

PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K.............................................................    24

     Signatures...........................................................................................    25

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PRIDE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT PAR VALUES)

                                                                                     MARCH  31,     DECEMBER 31,
                                                                                       2004             2003
                                                                                   -------------   -------------
                                                                                      (UNAUDITED)
                                    ASSETS

CURRENT ASSETS
  Cash and cash equivalents...................................................     $      40,912   $      69,134
  Restricted cash.............................................................            42,888          38,840
  Trade receivables, net......................................................           362,899         371,510
  Parts and supplies, net.....................................................            76,154          73,763
  Deferred income taxes.......................................................             3,380           3,371
  Other current assets........................................................           173,876         170,306
                                                                                   -------------   -------------
       Total current assets...................................................           700,109         726,924
                                                                                   -------------   -------------
PROPERTY AND EQUIPMENT, net...................................................         3,408,199       3,446,331
                                                                                   -------------   -------------
OTHER ASSETS

  Investments in and advances to affiliates...................................            35,771          33,984
  Goodwill....................................................................            68,651          69,014
  Other assets................................................................            96,087         102,177
                                                                                   -------------   -------------
       Total other assets.....................................................           200,509         205,175
                                                                                   -------------   -------------
                                                                                   $   4,308,817   $   4,378,430
                                                                                   =============   =============
                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable............................................................     $     147,774   $     163,707
  Accrued expenses............................................................           267,121         260,098
  Deferred income taxes.......................................................               957             957
  Short-term borrowings.......................................................            58,411          27,555
  Current portion of long-term debt...........................................           190,088         188,737
  Current portion of long-term lease obligations..............................             5,319           2,749
                                                                                   -------------   -------------
       Total current liabilities..............................................           669,670         643,803
                                                                                   -------------   -------------
OTHER LONG-TERM LIABILITIES...................................................            48,365          54,423
LONG-TERM DEBT, net of current portion........................................         1,731,681       1,805,099
LONG-TERM LEASE OBLIGATIONS, net of current portion...........................             6,743           9,979
DEFERRED INCOME TAXES.........................................................            44,891          59,378
MINORITY INTEREST.............................................................           108,906         102,969
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 50,000 shares authorized;
     none issued..............................................................                --              --
  Common stock, $.01 par value; 400,000 shares authorized;
     136,156 and 135,769 shares issued; 135,786 and 135,400
     shares outstanding.......................................................             1,361           1,358
  Paid-in capital.............................................................         1,266,874       1,261,073
  Treasury stock, at cost.....................................................            (4,409)         (4,409)
  Accumulated other comprehensive loss........................................            (1,006)           (124)
  Deferred compensation.......................................................            (2,375)             --
  Retained earnings...........................................................           438,116         444,881
                                                                                   -------------   -------------
       Total stockholders' equity.............................................         1,698,561       1,702,779
                                                                                   -------------   -------------
                                                                                   $   4,308,817   $   4,378,430
                                                                                   =============   =============

         The accompanying notes are an integral part of the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                            ----------------------
                                                               2004         2003
                                                            ---------    ---------
REVENUES
     Services ...........................................   $ 403,675    $ 344,300
     Sales ..............................................      29,890       51,121
                                                            ---------    ---------
         Total revenues .................................     433,565      395,421
                                                            ---------    ---------

COSTS OF SERVICES AND SALES, excluding depreciation and
     amortization
     Services ...........................................     259,299      211,819
     Sales ..............................................      51,193       47,701
                                                            ---------    ---------
         Total costs of services and sales, excluding
              depreciation and amortization .............     310,492      259,520
                                                            ---------    ---------

DEPRECIATION AND AMORTIZATION ...........................      66,337       61,742
GENERAL AND ADMINISTRATIVE, excluding depreciation and
     amortization.......... .............................      26,989       23,745
                                                            ---------    ---------

EARNINGS FROM OPERATIONS ................................      29,747       50,414

OTHER INCOME (EXPENSE)
     Interest expense ...................................     (30,587)     (34,678)
     Interest income ....................................         307          254
     Other expense, net .................................      (1,306)      (3,264)
                                                            ---------    ---------
         Total other expense, net .......................     (31,586)     (37,688)
                                                            ---------    ---------

EARNINGS (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST      (1,839)      12,726

INCOME TAX PROVISION (BENEFIT) ..........................      (1,011)       3,485

MINORITY INTEREST .......................................       5,937        5,261
                                                            ---------    ---------

NET EARNINGS (LOSS) .....................................   $  (6,765)   $   3,980
                                                            =========    =========

NET EARNINGS (LOSS) PER SHARE
         Basic ..........................................   $   (0.05)   $    0.03

         Diluted ........................................   $   (0.05)   $    0.03

WEIGHTED AVERAGE SHARES OUTSTANDING
         Basic ..........................................     135,542      134,131
         Diluted ........................................     135,542      134,840

         The accompanying notes are an integral part of the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                            ----------------------
                                                                               2004         2003
                                                                            ---------    ---------
OPERATING ACTIVITIES
     Net earnings (loss) ................................................   $  (6,765)   $   3,980
     Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities -
         Depreciation and amortization ..................................      66,337       61,742
         Discount amortization on zero coupon convertible debentures.....          13        1,406
         Amortization of deferred loan costs ............................       1,763        1,971
         (Gain) loss on sale of assets ..................................        (121)          62
         Deferred income taxes ..........................................     (14,261)     (10,171)
         Minority interest ..............................................       5,937        5,261
         Changes in assets and liabilities
              Trade receivables .........................................       8,611      (40,377)
              Parts and supplies ........................................      (2,391)     (11,581)
              Other current assets ......................................      (3,833)     (70,384)
              Other assets ..............................................       4,553       46,003
              Accounts payable ..........................................      (9,911)       4,840
              Accrued expenses ..........................................       7,538        2,104
              Other liabilities .........................................      (5,901)       4,886
                                                                            ---------    ---------
                  Net cash provided by (used in) operating activities ...      51,569         (258)
                                                                            ---------    ---------

INVESTING ACTIVITIES
     Purchases of property and equipment ................................     (35,289)     (62,809)
     Proceeds from dispositions of property and equipment ...............         182          139
     Investments in and advances to affiliates ..........................      (1,787)        (298)
                                                                            ---------    ---------
              Net cash used in investing activities .....................     (36,894)     (62,968)
                                                                            ---------    ---------

FINANCING ACTIVITIES
     Proceeds from issuance of common stock .............................       1,535        1,265
     Proceeds from exercise of stock options ............................       1,662          121
     Proceeds from debt borrowings ......................................      30,770      110,991
     Reduction of debt ..................................................     (72,816)    (133,841)
     (Increase) decrease in restricted cash .............................      (4,048)      19,953
                                                                            ---------    ---------
              Net cash used in financing activities .....................     (42,897)      (1,511)
                                                                            ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS ...............................     (28,222)     (64,737)
CASH AND CASH EQUIVALENTS, beginning of period ..........................      69,134      133,986
                                                                            ---------    ---------

CASH AND CASH EQUIVALENTS, end of period ................................   $  40,912    $  69,249
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

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

Principles of Consolidation and Reporting

     The unaudited consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Certain reclassifications have been made to the prior periods' condensed financial statements to conform with the current period presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Pride International, Inc. (the "Company" or "Pride") included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

     In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (revised December 2003)." FIN No. 46R requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. It was determined that the unaffiliated trust with which the Company completed the sale and leaseback of the Pride South America semisubmersible drilling rig in February 1999 would qualify for consolidation as a variable interest entity in which the Company is the primary beneficiary, as defined. Pursuant to the recommendation of FIN No. 46R, the Company elected in the fourth quarter of 2003 to retroactively adopt the provisions and restate previously issued financial statements for the applicable periods for comparability purposes. The effect on the Company's consolidated statement of operations for the three months ended March 31, 2003 was as follows:

                                                                        THREE MONTHS ENDED
                                                                          MARCH 31, 2003
                                                                      ---------------------
                                                                      (IN THOUSANDS, EXCEPT
                                                                        PER SHARE AMOUNTS)
Net earnings -- as reported .................................                 $ 3,748
Add:
  Lease rental expenses included in reported net earnings....                   3,176
Deduct:
  Depreciation expense ......................................                    (945)
  Interest expense ..........................................                  (1,999)
                                                                              -------
Net earnings -- as adjusted .................................                 $ 3,980
                                                                              =======
NET EARNINGS PER SHARE:
Basic -- as reported ........................................                 $  0.03
Basic -- as adjusted ........................................                 $  0.03
Diluted -- as reported ......................................                 $  0.03
Diluted -- as adjusted ......................................                 $  0.03

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income

     Comprehensive income is the change in the Company's equity from all transactions except those resulting from investments by or distributions to owners. Comprehensive income (loss) was as follows:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             ----------------------
                                                                2004         2003
                                                             ----------    --------
                                                                 (IN THOUSANDS)
Net earnings (loss)......................................    $  (6,765)    $  3,980
Foreign currency translation gain (loss), net............         (882)       1,065
                                                             ---------     --------
Comprehensive income (loss)..............................    $  (7,647)    $  5,045
                                                             =========     ========

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

Rig Construction Contracts

     The Company has historically constructed drilling rigs only for its own use. However, at the request of some of its significant customers, the Company entered into lump-sum contracts in 2001 and 2002 to design, construct and mobilize specialized drilling rigs through the Company's technical services group. The Company also entered into contracts to operate the rigs on behalf of the customers. Construction contract revenues and related costs are recognized under the percentage-of-completion method of accounting using measurements of progress toward completion appropriate for the work performed, such as man-hours, costs incurred or physical progress. Accordingly, the Company reviews contract price and cost estimates periodically as the work progresses and reflects adjustments in income (i) to recognize income proportionate to the percentage of completion in the case of projects showing an estimated profit at completion and (ii) to recognize the entire amount of the loss in the case of projects showing an estimated loss at completion. To the extent these adjustments result in an increase in previously reported losses or a reduction in or an elimination of previously reported profits with respect to a project, the Company would recognize a charge against current earnings. See Note 2.

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

    If the fair value based method of accounting prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation" had been applied, the Company's pro forma net earnings (loss), net earnings (loss) per share and stock-based compensation cost would approximate the amounts indicated below. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                    ---------------------------------------
                                                                        2004                       2003
                                                                    -----------                 -----------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net earnings (loss), as reported.............................       $    (6,765)                $     3,980
Add: Stock-based compensation included in reported net
  earnings (loss), net of tax................................                --                          --
Deduct: Stock-based employee compensation expense
  determined under the fair value method, net of tax.........            (3,382)                     (2,992)
                                                                    -----------                 -----------
Pro forma net earnings (loss)................................       $   (10,147)                $       988
                                                                    ===========                 ===========

Net earnings (loss) per share:
  Basic -- as reported.......................................       $     (0.05)                $      0.03
  Basic -- pro forma.........................................       $     (0.07)                $      0.01
  Diluted -- as reported.....................................       $     (0.05)                $      0.03
  Diluted -- pro forma.......................................       $     (0.07)                $      0.01

     In January 2004, the Company awarded a total of 125,000 restricted shares to certain key employees pursuant to the Company's long-term incentive plan. The Company recorded unearned compensation as a reduction of stockholders' equity based on the closing price of the Company's common stock on the date of grant. The unearned compensation will be recognized ratably over the applicable vesting period.

Supplemental Cash Flow Information

     Non-cash transactions for the three months ended March 31, 2004 and 2003 consisted of decreases in accounts payable for capital expenditures of $4.3 million and $18.6 million, respectively.

2.   CONSTRUCTION PROJECTS

     In 2001 and 2002, at the request of two major international oil company customers, the Company entered into lump-sum contracts to design, engineer, manage construction of and commission four deepwater platform drilling rigs for installation on spars and tension-leg platforms. The Company also entered into contracts to provide drilling operations management of the rigs once they have been installed on platforms. The first rig commenced operations in November 2003. The other rigs are expected to enter into service in late 2004 and early 2005.

     For the three-month period ended March 31, 2004, the Company recorded loss provisions of $21.3 million relating to the construction of the rigs. The loss provisions principally consisted of additional provisions for higher commissioning costs for the rigs, the costs of settling certain commercial disputes with equipment vendors and sub-contractors and revised estimates for other cost items.

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

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.   DEBT

Short-Term Borrowings

     On March 3, 2004, the Company entered into a short-term unsecured term loan with a bank for $30.0 million, with an interest rate of LIBOR plus 3%. The term loan was paid in full on April 30, 2004.

     The Company has agreements with several banks for other unsecured short-term lines of credit totaling $53.0 million, primarily denominated in U.S. dollars. Of these facilities, $50.3 million are renewable annually and bear interest at variable rates based on LIBOR. As of March 31, 2004, $28.4 million was outstanding under these facilities and $24.6 million was available.

Long-Term Debt

    Long-term debt consisted of the following:

                                                                         MARCH 31,   DECEMBER 31,
                                                                           2004          2003
                                                                      -------------  -------------
                                                                             (IN THOUSANDS)
Senior secured term loan..........................................    $     196,508  $     197,000
Senior secured revolving credit facilities........................          254,000        288,000
9 3/8% Senior Notes due 2007......................................          175,000        175,000
10% Senior Notes due 2009.........................................          200,000        200,000
Drillship loans...................................................          172,562        182,674
Semisubmersible loans.............................................          234,837        260,558
2 1/2% Convertible Senior Notes due 2007..........................          300,000        300,000
3 1/4% Convertible Senior Notes due 2033..........................          300,000        300,000
Zero Coupon Convertible Senior Debentures Due 2021................                4              4
Zero Coupon Convertible Subordinated Debentures Due 2018..........            1,111          1,098
Senior convertible notes payable..................................           85,853         85,853
Limited-recourse collateralized term loans........................            1,894          3,649
                                                                      -------------  -------------
                                                                          1,921,769      1,993,836
Current portion of long-term debt.................................          190,088        188,737
                                                                      -------------  -------------
Long-term debt, net of current portion............................    $   1,731,681  $   1,805,099
                                                                      =============  =============

Senior Secured Term Loan and Senior Secured Revolving Credit Facilities

     The Company entered into senior secured credit facilities with a group of banks providing for aggregate availability of up to $447.0 million, consisting of a $197.0 million term loan maturing in January 2009 and a $250.0 million revolving credit facility maturing in January 2007. Borrowings under the revolving credit facility are available for general corporate purposes. The Company may issue up to $50.0 million of letters of credit under the facility. As of March 31, 2004, $125.0 million of borrowings and an additional $4.8 million of letters of credit were outstanding under the revolving credit facility.

     Borrowings under the facilities currently bear interest at variable rates based on LIBOR plus a spread based on the credit rating of the facility or, if unrated, index debt. The interest rate was 3.66% for the term loan and 3.08% for the revolving credit facility as of March 31, 2004.

     As of March 31, 2004, the Company had a senior secured revolving credit facility with non-U.S. banks that provides aggregate availability of up to $180.0 million, including $10.0 million of letters of credit. Borrowings under the credit facility bear interest at variable rates based on LIBOR plus a spread ranging from 1.2% to 2.1%. As of March 31, 2004, $129.0 million of borrowings and an additional $9.6 million of letters of credit were outstanding under this credit facility, and the interest rate was 2.87%.

     As of March 31, 2004, the Company had $161.6 million in aggregate availability under its senior secured revolving credit facilities. Indentures governing the Company's outstanding 9 3/8% and 10% senior notes limit its ability to borrow under these facilities to a percentage of consolidated net tangible assets.

     As of March 31, 2004, $42.9 million of the Company's cash balances, which amount is included in restricted cash, consists of funds held in trust in connection with the Company's drillship and semisubmersible loans and its limited-

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

recourse collateralized term loans and, accordingly, is not available for use by the Company.

4.   INCOME TAXES

     The Company's consolidated effective income tax rate for the three months ended March 31, 2004 was 55.0% as compared to 27.4% for the corresponding period in 2003. The higher rate for 2004 is principally the result of an increase in expected taxable income for 2004 in high effective tax rate countries in Latin America, lower net income in foreign jurisdictions with low or zero effective tax rates and income taxes in "deemed profit jurisdictions" despite low or minimal earnings in such jurisdictions.

5.   NET EARNINGS (LOSS) PER SHARE

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

     The following table presents information to calculate basic and diluted net earnings (loss) per share:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ----------------------
                                                             2004         2003
                                                          ---------    ---------
                                                              (IN THOUSANDS)
Net earnings (loss) ...................................   $  (6,765)   $   3,980
Interest expense on convertible debentures and notes...          --           --
Income tax effect .....................................          --           --
                                                          ---------    ---------
Adjusted net earnings (loss) ..........................   $  (6,765)   $   3,980
                                                          =========    =========

Weighted average shares outstanding ...................     135,542      134,131
Convertible debentures and notes ......................          --           --
Stock options .........................................          --          709
                                                          ---------    ---------
Adjusted weighted average shares outstanding ..........     135,542      134,840
                                                          =========    =========

     The calculation of diluted weighted average shares outstanding for the three months ended March 31, 2004 and 2003 excludes 38.8 million and 34.3 million common shares, respectively, issuable pursuant to convertible debt and outstanding options. These shares were excluded as their effect was antidilutive or the exercise price of stock options exceeded the average price of the Company's common stock for the period.

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.   INVESTMENT IN JOINT VENTURE

     The Company has a 30.0% equity interest in a joint venture company that is currently completing construction of two dynamically-positioned, deepwater semisubmersible drilling rigs, the Pride Portland and the Pride Rio de Janeiro. The Pride Rio de Janeiro is undergoing final commissioning in Brazil, and the Pride Portland is expected to leave the shipyard in Maine in May 2004. The joint venture company has financed 87.5% of the cost of construction of these rigs through fixed rate notes, with repayment of the notes guaranteed by the United States Maritime Administration ("MARAD"). The notes are non-recourse to any of the joint venture owners, except that, in order to make available an additional $21.9 million under the MARAD-guaranteed notes to fund the project through the sea and drilling trial stage for each rig, the Company has provided:

     - a $25.0 million letter of credit to secure principal and interest payments due under the notes, the payment of costs of removing or contesting liens on the rigs and the payment of debt of the joint venture company to MARAD in the event MARAD's guarantee is drawn;

     - a guarantee of any cash in excess of the additional $21.9 million required to get the rigs through the sea and drilling trial stage and obtain their class certificates; and

     - a guarantee of the direct costs of the voyage of each rig from any foreign jurisdiction in which it is located to a U.S. Gulf port nominated by MARAD in the event of a default prior to the rig obtaining a charter of at least three years in form and substance satisfactory to MARAD and at a rate sufficient to pay operating costs and debt service.

     The other joint venture partner has agreed to reimburse the Company that partner's proportionate share of any draws under the letter of credit or payments under the guarantees. To secure those reimbursements, the Company has set-off rights against, and rights to keep as collateral any payments on, the $85.9 million of convertible senior notes of the Company held by the joint venture partner. The Company currently expects that funds in excess of the additional $21.9 million will not be required to get the rigs through the sea and drilling trial stage and obtain their class certificates. Additional funds may, however, be required. Any additional funding is expected to be made by additional capital contributions by the joint venture partners.

     The 12.5% of the cost of construction not funded under the MARAD-guaranteed notes is being provided by the joint venture company from equity contributions that have been made by the joint venture partners. In addition, the joint venture partners have provided equity contributions to finance all of the estimated $5.2 million of incremental costs associated with upgrading both rigs to a water depth capability of 1,700 meters from the original design of approximately 1,500 meters, of which the Company's 30% share is approximately $1.6 million. Through March 31, 2004, the Company's equity contributions to the joint venture totaled $35.5 million, including capitalized interest of $7.6 million and the contributions of $1.6 million in connection with the water depth upgrades.

     The Pride Portland and Pride Rio de Janeiro are being built to operate under long-term contracts with Petrobras; however, Petrobras has given notice of cancellation of those contracts for late delivery. Based on current demand for deepwater drilling rigs, the Company believes that Petrobras or another customer will employ the Pride Portland and Pride Rio de Janeiro under new or amended contracts. There can be no assurance, however, that either the Pride Portland or the Pride Rio de Janeiro will be contracted to Petrobras or to any other customer. If no contract is obtained before the rigs are commissioned, the rigs will be stacked. In this case, the joint venture partners would need to advance further funds to the joint venture company to allow it to pay stacking costs (estimated to be approximately $1 million per rig per month) as well as principal and interest payments on the debt as they become due since the joint venture company would have no alternative source of funds to allow it to make such payments. Initial interest and debt service payments in respect of construction debt for the two rigs are expected to total approximately $23.0 million during 2004, of which the Company's 30% share would be $6.9 million. The letter of credit could be drawn for the full $23.0 million in debt service if not paid by the joint venture company.

    If the joint venture company failed to cover its debt service requirements, a default would occur under the fixed rate notes guaranteed by MARAD. MARAD would be entitled to foreclose on the mortgages related to the Pride Portland and the Pride Rio de Janeiro and take possession of the two rigs.

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.   SEGMENT INFORMATION

     In January 2004, the Company reorganized its operating segments to achieve a more rational geographic distribution and to establish better defined lines of accountability and responsibility for the sectors of its business. The Company now has six principal operating segments: Eastern Hemisphere, which comprises the Company's offshore and land drilling activity in Europe, Africa, the Middle East, Southeast Asia, Russia and the Commonwealth of Independent States; Western Hemisphere, which comprises the Company's offshore drilling activity in Latin America, currently Brazil, Mexico and Venezuela; U.S. Gulf of Mexico, which comprises the Company's U.S. offshore platform and jackup rig fleets; Latin America Land; E&P Services; and Technical Services. The following table sets forth selected consolidated financial information of the Company by operating segment:

                                                               THREE MONTHS ENDED MARCH 31,
                                                          --------------------------------------
                                                                 2004               2003 (1)
                                                          ------------------   -----------------
                                                             (IN MILLIONS, EXCEPT PERCENTAGES)
Revenues:
 Eastern Hemisphere ...................................   $  143.0      33.0%  $  142.2     36.0%
 Western Hemisphere ...................................      109.2      25.2       85.3     21.5
 U.S. Gulf of Mexico ..................................       27.0       6.2       18.2      4.6
 Latin America Land ...................................       89.0      20.5       73.1     18.5
 E&P services .........................................       34.2       7.9       24.6      6.2
 Technical services ...................................       31.2       7.2       52.0     13.2
                                                          --------     -----   --------    -----
      Total ...........................................      433.6     100.0      395.4    100.0
                                                          --------     -----   --------    -----

Costs of Services and Sales, excluding depreciation
and amortization:
 Eastern Hemisphere ...................................       75.5      24.3       72.6     28.0
 Western Hemisphere ...................................       66.5      21.4       42.8     16.5
 U.S. Gulf of Mexico ..................................       23.4       7.5       22.9      8.8
 Latin America Land ...................................       67.7      21.8       50.7     19.5
 E&P services .........................................       25.1       8.1       18.1      7.0
 Technical services ...................................       52.3      16.9       52.4     20.2
                                                          --------     -----   --------    -----
      Total ...........................................      310.5     100.0      259.5    100.0
                                                          --------     -----   --------    -----

Segment Profit (Loss), excluding depreciation
and amortization:
 Eastern Hemisphere ...................................       67.5      54.8       69.6     51.2
 Western Hemisphere ...................................       42.7      34.7       42.5     31.3
 U.S. Gulf of Mexico ..................................        3.6       2.9       (4.7)    (3.5)
 Latin America Land ...................................       21.3      17.3       22.4     16.5
 E&P services .........................................        9.1       7.4        6.5      4.8
 Technical services ...................................      (21.1)    (17.1)      (0.4)    (0.3)
 Depreciation and amortization ........................       66.3                 61.7
 General and administrative, excluding depreciation
   and amortization ...................................       27.0                 23.8
                                                          --------             --------
 Earnings from operations .............................   $   29.8             $   50.4
                                                          ========             ========

     (1) The consolidated financial information by operating segment for the three months ended March 31, 2003, has been restated to reflect the Company's new operating segments and to reflect the retroactive adoption of FIN No. 46R, "Consolidation of Variable Interest Entities."

Significant Customers

     Two customers each accounted for approximately 10% of consolidated revenues for the quarter ended March 31, 2004, which amounts are included in Eastern and Western Hemisphere segments, respectively. No single customer accounted for 10% or more of consolidated revenues for the three months ended March 31, 2003.

                         REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Pride International, Inc.:

     We have reviewed the accompanying consolidated balance sheet of Pride International, Inc. as of March 31, 2004, and the related consolidated statement of operations and consolidated statement of cash flows for each of the three month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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

     We have previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, of stockholders' equity, and of cash flows for the year then ended (not presented herein) and in our report dated March 11, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                              PricewaterhouseCoopers LLP

Houston, Texas
May 10, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with the accompanying unaudited consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2003. The following information contains forward-looking statements. Please read "Forward-Looking Statements" below for a discussion of certain limitations inherent in such statements. Please also read "Risk Factors" in Item 1 of our annual report for a discussion of certain risks facing our company.

OVERVIEW

     We provide contract drilling and related services to oil and gas companies worldwide, operating both offshore and on land. As of May 1, 2004, we operated a global fleet of 327 rigs, including two ultra-deepwater drillships, 11 semisubmersible rigs, 35 jackup rigs, 30 tender-assisted, barge and platform rigs and 249 land-based drilling and workover rigs. We operate in more than 30 countries and marine provinces. In January 2004, we reorganized our operating segments to achieve a more rational geographic distribution and to establish better defined lines of accountability and responsibility for the sectors of our business. We now have six principal operating segments: Eastern Hemisphere, which comprises our offshore and land drilling activity in Europe, Africa, the Middle East, Southeast Asia, Russia and the Commonwealth of Independent States; Western Hemisphere, which comprises our offshore drilling activity in Latin America, currently Brazil, Mexico and Venezuela; U.S. Gulf of Mexico, which comprises our U.S. offshore platform and jackup rig fleets; Latin America Land; E&P Services; and Technical Services.

     The markets for our drilling, workover and related E&P services are highly cyclical. Variations in market conditions during the cycle impact us in different ways depending primarily on the length of drilling contracts in different regions. Contracts in the U.S. Gulf of Mexico, for example, tend to be short-term, so a deterioration or improvement in market conditions tends to impact our operations quickly. Contracts in our Eastern and Western Hemisphere segments tend to be longer term. Accordingly, short-term changes in market conditions may have little or no impact on our revenues and cash flows from those operations unless the market changes occur during a period when we are attempting to renew a number of those contracts.

     During the first quarter of 2004, we recorded provisions for losses of $21.3 million related to the construction of deepwater platform rigs on behalf of two major oil company customers under lump-sum contracts.

     Debt reduction and liquidity in 2004 will be positively impacted if we succeed in our efforts to reduce operating, general and administrative costs, further improve our working capital management and sell certain assets. Although we intend to aggressively pursue these strategies to reduce our debt and improve our liquidity, it is not practicable at the present time to quantify the possible impact, if any, of any of these measures. As of May 3, 2004, our liquidity position totaled approximately $161 million, up from $108 million as of March 10, 2004, consisting of approximately $49 million of unrestricted cash, $83 million of available undrawn capacity under our senior secured revolving credit facilities and $29 million of available undrawn unsecured credit facilities.

     Debt levels and liquidity in 2004 will be negatively impacted by our 30% share of stacking and debt service costs if we are unable to secure work during 2004 for the Pride Rio de Janeiro and Pride Portland, two Amethyst-class semisubmersible rigs that are concluding construction and are expected to be available for work at the end of the second quarter and third quarter of 2004, respectively. In addition, the day rate under which our West African deepwater semisubmersible rig Pride North America, whose existing contract expires in 2004, is recontracted could have an impact on our future debt and liquidity. However, we expect debt and liquidity in the remainder of 2004 to benefit from a full year of operations for our rigs in Mexico and from a reduced level of capital expenditures, as our program to upgrade rigs from our U.S. Gulf of Mexico fleet for international markets winds down.

     Following the extension of the contracts for our two drillships by an aggregate of 10 years in December 2003, we completed a $129.0 million expansion of our drillship loan facilities in April 2004. $106.3 million of the increased amount was drawn down and $22.7 million is available. The funds drawn down, together with $15.2 million of previously restricted cash, were used by the joint venture to repay $108.0 million of indebtedness due by the joint venture company to us and the balance of the proceeds were used by the joint venture to pay arrangement fees associated with the facility increase and to repay indebtedness to our joint venture partner. The funds paid to us were used to reduce our other outstanding debt and improve liquidity.

SEGMENT REVIEW

Eastern Hemisphere

     Our Eastern Hemisphere segment currently comprises two drillships, three semisubmersible rigs, eight jackup rigs, six tender assisted and barge rigs, 21 land rigs and two rigs managed for other parties.

     In the first quarter of 2004, we maintained essentially full utilization of our two drillships and two high-specification deepwater semisubmersibles operating in West Africa as well as our mid-water depth semisubmersible working in the Mediterranean Sea. During the quarter, we succeeded in obtaining a new six-month contract for the Pride South Pacific, one of our deepwater semisubmersible rigs working in the West African market. That contract commenced upon completion of the previous contract in April 2004. The contract day rate is approximately $35,000 per day less than the previous contract day rate. This rate reduction reflects the current weakness in the West African deepwater semisubmersible and drillship markets. We expect the Pride North America deepwater semisubmersible rig, which is also working in the West African market, to continue working for the remainder of the year when its existing contract expires in August 2004. We expect that the day rate upon renewal will be significantly lower than the current day rate. We believe, however, that conditions in those markets will improve in 2005 as development drilling commences on a number of major oil discoveries.

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

     Since the transfer of two independent-leg jackup rigs to Nigeria and India under two-year contracts in 2002, we have had eight jackup rigs working in our Eastern Hemisphere region. All of these rigs are currently working under long-term contracts, of which five are due to expire in 2004. The Pride Pennsylvania underwent its special periodic survey and was off contract day rate for 80 days during the first quarter and an additional 12 days at the start of the second quarter of 2004. Three additional jackup rigs are scheduled to undergo their planned special periodic surveys during the remainder of 2004 and will be out of service for a combined total of approximately five months. We expect that the five rigs whose contracts are due to expire in 2004 will be recontracted at modestly lower day rates.

     In Kazakhstan, we have two large land rigs that are operating on an artificial island in the Caspian Sea. Both of the rigs were stacked at the onset of the winter period in November 2003 and earned a standby rate until they were reactivated in mid-March. One of the rigs is expected to work throughout the 2004 drilling season and is then expected to be stacked until spring 2005. The second rig is currently completing the testing of the well it drilled in 2003, which is expected to be completed in June 2004. We are exploring alternatives for this rig after this date.

     We expect revenues and gross margin for our Eastern Hemisphere segment to be lower in 2004 than in 2003 primarily due to the weaker market conditions in the West African deepwater semisubmersible market and to the Pride Africa undergoing its special periodic survey.

Western Hemisphere

     We currently have seven semisubmersible rigs, 14 jackup rigs, three platform rigs, two lake barge rigs and two managed rigs in our Western Hemisphere segment.

     Activity offshore Mexico increased in the first quarter of 2004 due to a full quarter's activity for the Pride Mexico semisubmersible rig and the Pride Arkansas and Pride Texas jackup rigs, which commenced activity in the fourth quarter of 2003. Additionally, the Pride South Atlantic semisubmersible rig, which had been idle in the fourth quarter of 2003, commenced a new contract in mid-January 2004 that is expected to continue through August 2004. We are actively marketing this rig for further work thereafter.

     The Pride Venezuela was warm stacked in Trinidad throughout the first quarter of 2004. The current market for intermediate water-depth semisubmersible rigs is extremely weak and, while we are bidding the rig to a number of operators in the region for work in the latter half of 2004, there is no assurance that we will be able to secure work for this rig given the competition in this sector.

     Gross margins in our Western Hemisphere segment for the first quarter of 2004, as compared with the corresponding period in 2003, were negatively affected by higher downtime of our high-specification semisubmersible rigs working offshore Brazil, the expiration of the high-margin contract for the Pride Venezuela and an increase in costs in Mexico due to an increased number of expatriates on our rigs. Revenues and gross margins from our Western Hemisphere operations for all of 2004 are expected to exceed those for 2003 due to the impact of a full period of activity in Mexico for rigs transferred from our U.S. rig fleet during 2003 and reduced downtime for our semisubmersible rigs in Brazil. In addition, the timing and terms under which the Pride Venezuela and the two deepwater semisubmersible rigs nearing completion, the Pride Rio de Janeiro and the Pride Portland, are contracted could have a significant impact on our results.

U.S. Gulf of Mexico

     Our rig fleet in the U.S. Gulf of Mexico currently comprises 11 jackup rigs and 18 platform rigs.

     During the first quarter of 2004, demand for drilling services in the U.S. Gulf of Mexico continued the slow improvement seen in 2003. Market conditions have improved due to the reduction in the supply of rigs resulting from a number of rigs leaving the U.S. sector of the Gulf of Mexico for other markets. During the first quarter of 2004, we had six jackups working in the U.S. Gulf of Mexico with an average daily revenue of approximately $28,000 as compared with an average of $22,000 for the prior year first quarter. We currently have a seventh jackup, the Pride Arizona, in the U.S. Gulf of Mexico, which has received a one year contract expected to commence in June 2004. We expect to maintain activity for these seven rigs during the remainder of 2004.

     Revenues from our platform rigs increased by approximately $2.8 million in the first quarter of 2004, as compared with the fourth quarter of 2003, due to higher rates on two of our platform rigs that moved from standby rates to full day rates and also to an increase of fees on another platform rig.

     We currently expect to have seven of our platform rigs working throughout the year. Additionally, we expect operations to commence on two deepwater platform rigs in July and August 2004, respectively. We are in the final stages of constructing these rigs through our Technical Services segment, and once commissioned and installed, we will commence long-term contracts for their operation and maintenance on behalf of our client.

     We expect that revenues and gross margins derived from our U.S. Gulf of Mexico fleet will continue to improve during the remainder of 2004 due to the commencement of operations with additional rigs.

Latin America Land

     The Latin America land segment currently comprises 228 land drilling and workover rigs operating in Argentina, Bolivia, Brazil, Colombia, Ecuador, Mexico and Venezuela.

     During the first quarter of 2004, we experienced increased land drilling activity in Argentina and Venezuela, where our active rig fleets increased by three rigs to 136 rigs and two rigs to 27 rigs, respectively, as compared to the fourth quarter of 2003. We experienced a combined reduction of four active rigs in Colombia and Bolivia, of which two have now been moved from Bolivia to Argentina.

     Gross margins in Argentina improved from the fourth quarter of 2003 to the first quarter of 2004 due to higher utilization and lower operating costs. This was partially offset by a reduction in activity in Colombia and Bolivia. The outlook for our Latin America Land segment looks positive for the remainder of 2004. We expect to maintain high levels of activity in Argentina, Venezuela and Colombia, which we expect will offset a reduction of activity in Ecuador and Bolivia.

E&P Services

     Our E&P Services division currently operates in eight countries in Latin America and provides cementing, stimulation, carbon dioxide, coiled tubing and production services in addition to directional and under-balanced drilling. We are also providing integrated services in Argentina, Ecuador and Venezuela as well as offshore services in Brazil, Venezuela and Mexico.

     During the first quarter of 2004, business activity and revenues continued to increase due to increased activity in Mexico and Brazil as well as to a high level of integrated services work in Argentina. We anticipate that margins in our E&P Services division will improve during the remainder of 2004 as the business continues to expand.

Technical Services

     Our technical services group entered into lump-sum contracts in 2001 and 2002 with two major international oil company customers to design, engineer, manage construction of and commission four deepwater platform drilling rigs for installation on spars and tension-leg platforms. We also are to provide drilling operations management of the rigs once they have been installed on the platforms. The first rig commenced operations in November 2003 and the other rigs are expected to enter into service in late 2004 and early 2005. As described in our Annual Report on Form 10-K for the year ended December 31, 2003, we recorded loss provisions of $98.4 million during 2003 relating to the construction of these platform drilling rigs. During the first quarter of 2004, we recorded additional loss provisions totaling $21.3 million relating to the construction of the rigs. We do not currently intend to enter into any additional lump-sum construction contracts for rigs to be owned by others.

     The construction losses recorded in the first quarter of 2004 are principally attributable to additional provisions for higher commissioning costs for the rigs, the costs of settling certain commercial disputes with equipment vendors and sub-contractors and revised estimates for other cost items. The provisions reflect our current estimates of the costs to complete the projects and of additional contract revenues from the projects, following a review by our operating and senior management.

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

     Please read " -- Liquidity and Capital Resources" in this Item 2.

RESULTS OF OPERATIONS

     The following table presents selected consolidated financial information by operating segment for the periods indicated.

                                                              THREE MONTHS ENDED MARCH 31,
                                                         -------------------------------------
                                                                2004               2003 (1)
                                                         -----------------   -----------------
                                                           (IN MILLIONS, EXCEPT PERCENTAGES)
Revenues:
 Eastern Hemisphere ..................................   $  143.0     33.0%  $  142.2     36.0%
 Western Hemisphere ..................................      109.2     25.2       85.3     21.5
 U.S. Gulf of Mexico .................................       27.0      6.2       18.2      4.6
 Latin America  Land .................................       89.0     20.5       73.1     18.5
 E&P services ........................................       34.2      7.9       24.6      6.2
 Technical services ..................................       31.2      7.2       52.0     13.2
                                                         --------    -----   --------    -----
      Total ..........................................      433.6    100.0      395.4    100.0
                                                         --------    -----   --------    -----

Cost of Services and Sales, excluding depreciation
and amortization:
 Eastern Hemisphere ..................................       75.5     24.3       72.6     28.0
 Western Hemisphere ..................................       66.5     21.4       42.8     16.5
 U.S. Gulf of Mexico .................................       23.4      7.5       22.9      8.8
 Latin America Land ..................................       67.7     21.8       50.7     19.5
 E&P services ........................................       25.1      8.1       18.1      7.0
 Technical services ..................................       52.3     16.9       52.4     20.2
                                                         --------    -----   --------    -----
      Total ..........................................      310.5    100.0      259.5    100.0
                                                         --------    -----   --------    -----

Segment Profit (Loss), excluding depreciation
 and amortization:
 Eastern Hemisphere ..................................       67.5     54.8       69.6     51.2
 Western Hemisphere ..................................       42.7     34.7       42.5     31.3
 U.S. Gulf of Mexico .................................        3.6      2.9       (4.7)    (3.5)
 Latin America Land ..................................       21.3     17.3       22.4     16.5
 E&P services ........................................        9.1      7.4        6.5      4.8
 Technical services ..................................      (21.1)   (17.1)      (0.4)    (0.3)
 Depreciation and amortization .......................       66.3                61.7
 General and administrative, excluding depreciation
  and amortization ...................................       27.0                23.8
                                                         --------            --------
 Earnings from operations ............................   $   29.8            $   50.4
                                                         ========            ========

(1) The consolidated financial information by operating segment for the three months ended March 31, 2003 has been restated to reflect our new operating segments and to reflect the retroactive adoption of FIN No. 46R, "Consolidation of Variable Interest Entities."

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     Revenues. Revenues for the three months ended March 31, 2004 were $38.2 million, or 9.6%, higher than in the corresponding period in 2003, due primarily to increased activity for our offshore rigs in Mexico, an increase in day rates and activity in the U.S. Gulf of Mexico and an increase in land drilling and E&P services activity in Argentina and Venezuela. These increases in revenues were partially offset by a reduction in revenues recognized related to the design, engineering and construction of deepwater platform rigs by our technical services group following the completion of the first of four such rigs, the Kizomba A, in the fourth quarter of 2003.

     Costs of Services and Sales. Costs of services and sales for the three months ended March 31, 2004 were $51.0 million, or 19.6%, higher than in the corresponding period in 2003 due primarily to increased costs associated with rigs that operated in Mexico and Latin America during 2004 that were stacked or being upgraded during 2003. Additionally, costs of services and sales increased due to the effect that a weakening of the U.S. dollar compared with the Argentine peso and the euro had on expenses denominated in those foreign currencies. Costs of services and sales in our technical services segment were substantially the same between the first quarter of 2003 and 2004, despite the reduction in the number of ongoing deepwater platform construction projects, due to the loss provisions of $21.3 million in respect of these projects in the 2004 quarter.

     Depreciation and Amortization. Depreciation expense for the three months ended March 31, 2004, was $4.6 million, or 7.4%, higher than in the three months ended March 31, 2003, due principally to incremental depreciation on upgrades for rigs relocated to Mexico and to other rig refurbishments and upgrades.

     General and Administrative. General and administrative expenses increased by $3.2 million, or 13.7%, in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, due primarily to increased overhead related to higher activity in Argentina and Venezuela, the impact of the decline in the value of the U.S. dollar relative to the Argentine peso and the euro on certain expenses denominated in those currencies and higher professional fees, insurance and staffing costs.

     Other Income (Expense). Other expense for the three months ended March 31, 2004 decreased by $6.1 million, or 16.2%, as compared to the corresponding period in 2003. Interest expense decreased by $4.1 million due principally to a reduction in the weighted average interest rate of our debt as a result of recent debt refinancings. Other expense, net in the quarter ended March 31, 2004 consisted mostly of net foreign exchange losses, primarily in Venezuela. Other expense, net in the corresponding period in 2003 principally consisted of net foreign exchange losses on our euro and Venezuelan bolivar denominated net monetary assets.

     Income Tax Provision. Our consolidated effective income tax rate for the three months ended March 31, 2004 was 55.0% as compared to 27.4% for the corresponding period in 2003. The higher rate for 2004 is principally the result of an increase in expected taxable income for 2004 in high effective tax rate countries in Latin America, lower net income in foreign jurisdictions with low or zero effective tax rates and income taxes in deemed profit jurisdictions despite low or minimal earnings in such jurisdictions.

     Minority Interest. Minority interest in the three months ended March 31, 2004 increased $0.7 million, or 12.8%, as compared to the three months ended March 31, 2003, primarily due to the commencement of operations of the Kizomba A deepwater platform rig. That rig is being operated by our Angolan joint venture in West Africa in which we have a 51% interest.

LIQUIDITY AND CAPITAL RESOURCES

     We had net working capital of $30.4 million and $83.1 million as of March 31, 2004 and December 31, 2003, respectively. The decrease in net working capital was attributable primarily to the use of cash to repay debt and to net cash outlays on rig construction projects during the quarter ended March 31, 2004 of approximately $43 million.

Rig Construction Projects

     We currently expect cash outflows after March 31, 2004 to complete our rig construction projects to approximate our cash inflows on those projects.

Capital Expenditures

     Additions to property and equipment during the three months ended March 31, 2004 totaled $31.0 million and primarily related to sustaining capital projects. Capital expenditures for the remainder of 2004 are currently expected to total approximately $100 million.

Credit Facilities

     We have senior credit facilities with a group of banks providing for aggregate availability of up to $447.0 million, consisting of a $197.0 million term loan maturing in January 2009 and a $250.0 million revolving credit facility maturing in January 2007. Borrowings under the revolving credit facility are available for general corporate purposes. We may issue up to $50.0 million of letters of credit under the facility. As of March 31, 2004, $125.0 million of borrowings and an additional $4.8 million of letters of credit were outstanding under the revolving credit facility. Borrowings under the facilities currently bear interest at variable rates based on LIBOR plus a spread based on the credit rating of the facility or, if unrated, index debt. As of March 31, 2004, the interest rates on the term loan and revolving credit facility were 3.66% and 3.08%, respectively.

     We also have a senior secured revolving credit facility with non-U.S. banks that provides aggregate availability of up to $180.0 million, including up to $10.0 million of letters of credit. Borrowings under the credit facility bear interest at variable rates based on LIBOR plus a spread ranging from 1.2% to 2.1%. As of March 31, 2004, $129.0 million of borrowings and an additional $9.6 million of letters of credit were outstanding under this credit facility, and the interest rate was 2.87%.

     As of May 3, 2004, the undrawn portion of our senior secured revolving credit facilities was approximately $196.0 million. Indentures governing our outstanding 9 3/8% senior notes due 2007 and our 10% senior notes due 2009 limit our ability to draw under these facilities to a percentage of consolidated net tangible assets, which, as of May 3, 2004, effectively restricted our ability to borrow approximately $113.0 million of undrawn capacity under these facilities. Accordingly, only $83.0 million of these facilities were available to meet our short-term liquidity needs.

Drillship Loans

     Following the extension of the contracts for our two drillships by an aggregate of 10 years in December 2003, we completed a $129.0 million expansion of our drillship loan facilities in April 2004. $106.3 million of the increased amount was drawn down and $22.7 million is available. The funds drawn down, together with $15.2 million of previously restricted cash, were used by the joint venture to repay $108.0 million of indebtedness due by the joint venture company to us and the balance of the proceeds were used by the joint venture to pay arrangement fees associated with the facility increase and to repay indebtedness to our joint venture partner. The funds paid to us were used to reduce our other outstanding debt and improve liquidity.

Contractual Obligations

     As of March 31, 2004, we had approximately $4.3 billion in total assets and $1.9 billion of long-term debt and capital lease obligations. Although we do not expect that our level of total indebtedness will have a material adverse impact on our financial position, results of operations or liquidity in future periods, it may limit our flexibility in certain areas. Please read "Risk Factors -- We may be considered highly leveraged. Our significant debt levels and debt agreement restrictions may limit our liquidity and flexibility in obtaining additional financing and in pursuing other business opportunities" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2003.

     For additional information about our contractual obligations as of December 31, 2003, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Contractual Obligations" in Item 7 of our annual report. There have been no material changes to such disclosure regarding our contractual obligations made in the annual report.

Investment in Joint Venture

     We own a 30.0% equity interest in a joint venture company that is currently completing construction of two dynamically-positioned, deepwater semisubmersible drilling rigs, the Pride Portland and the Pride Rio de Janeiro. The Pride Rio de Janeiro is undergoing final commissioning in Brazil, and the Pride Portland is expected to leave the shipyard in Maine in May 2004. The joint venture company has financed 87.5% of the cost of construction of these rigs through fixed rate notes, with repayment of the notes guaranteed by the United States Maritime Administration ("MARAD"). The notes are non-recourse to any of the joint venture owners, except that, in order to make available an additional $21.9 million under the MARAD-guaranteed notes to fund the project through the sea and drilling trial stage for each rig, we have provided:

     - a $25.0 million letter of credit to secure principal and interest payments due under the notes, the payment of costs of removing or contesting liens on the rigs and the payment of debt of the joint venture company to MARAD in the event MARAD's guarantee is drawn;

     - a guarantee of any cash in excess of the additional $21.9 million required to get the rigs through the sea and drilling trial stage and obtain their class certificates; and

     - a guarantee of the direct costs of the voyage of each rig from any foreign jurisdiction in which it is located to a U.S. Gulf port nominated by MARAD in the event of a default prior to the rig obtaining a charter of at least three years in form and substance satisfactory to MARAD and at a rate sufficient to pay operating costs and debt service.

Our joint venture partner has agreed to reimburse us its proportionate share of any draws under the letter of credit or payments under the guarantees. To secure those reimbursements, we have set-off rights against, and rights to keep as collateral any payments on, the $85.9 million of our convertible senior notes held by the joint venture partner. We currently expect that funds in excess of the additional $21.9 million will not be required to get the rigs through the sea and drilling trial stage and obtain their class certificates. Additional funds may, however, be required. Any additional funding is expected to be made by additional capital contributions by the joint venture partners.

     The 12.5% of the cost of construction not funded under the MARAD-guaranteed notes is being provided by the joint venture company from equity contributions that have been made by the joint venture partners. In addition, the joint venture partners have provided equity contributions to finance all of the estimated $5.2 million of incremental costs associated with upgrading both rigs to a water depth capability of 1,700 meters from the original design of approximately 1,500 meters, of which our 30% share is approximately $1.6 million. Through March 31, 2004, our equity contributions to the joint venture totaled $35.5 million, including capitalized interest of $7.6 million and the contributions of $1.6 million in connection with the water depth upgrades.

     The Pride Portland and Pride Rio de Janeiro are being built to operate under long-term contracts with Petrobras; however, Petrobras has given notice of cancellation of those contracts for late delivery. Based on current demand for deepwater drilling rigs, we believe that Petrobras or another customer will employ the Pride Portland and Pride Rio de Janeiro under new or amended contracts. There can be no assurance, however, that either the Pride Portland or the Pride Rio de Janeiro will be contracted to Petrobras or to any other customer. If no contract is obtained before the rigs are commissioned, the rigs will be stacked. In this case, the joint venture partners would need to advance further funds to the joint venture company to allow it to pay stacking costs (estimated to be approximately $1 million per month per rig) as well as principal and interest payments on the debt as they become due since the joint venture company would have no alternative source of funds to allow it to make such payments. Initial interest and debt service payments in respect of construction debt for the two rigs are expected to total approximately $23.0 million during 2004, of which our 30% share would be $6.9 million. Our letter of credit could be drawn for the full $23.0 million in debt service if not paid by the joint venture company.

     If the joint venture company failed to cover its debt service requirements, a default would occur under the fixed rate notes guaranteed by MARAD. MARAD would be entitled to foreclose on the mortgages related to the Pride Portland and the Pride Rio de Janeiro and take possession of the two rigs.

Other Sources and Uses of Cash

     As of March 31, 2004, $42.9 million of our cash balances, which amount is included in restricted cash, consisted of funds held in trust in connection with our drillship and semisubmersible loans and our limited-recourse collateralized term loans and, accordingly, was not available for our use. We believe that the cash and cash equivalents on hand, together with the cash generated from our operations and borrowings under our credit facilities, will be adequate to fund normal ongoing capital expenditures, working capital and debt service requirements for the foreseeable future.

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

     In addition to the matters described in this " -- Liquidity and Capital Resources" section, please read " -- Segment Results" for additional matters that may have a material impact on our liquidity.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included in this quarterly report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

     - market conditions, expansion and other development trends in the contract drilling industry

     -  future utilization and contract rates for rigs

     - future capital expenditures and investments in the construction, acquisition and refurbishment of rigs (including the amount and nature thereof and the timing of completion thereof)

     - estimates of profit or loss and cash flows from performance of lump-sum rig construction contracts

     -  future asset sales

     -  completion and employment of rigs under construction

     -  repayment of debt

     -  utilization of net operating loss carryforwards

     -  business strategies

     -  expansion and growth of operations

     -  future exposure to currency devaluations or exchange rate fluctuations

     - expected outcomes of legal and administrative proceedings and their expected effects on our financial position, results of operations and cash flows

     -  future operating results and financial condition and

     - the effectiveness of our disclosure controls and procedures and internal control over financial reporting

     We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including those described under "Risk Factors" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2003 and the following:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding our exposure to certain market risks, see "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes to the disclosure regarding our exposure to certain market risks made in the annual report. For additional information regarding our long-term debt, see Note 3 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

     Beginning with the year ending December 31, 2004, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report of management with our annual report on Form 10-K. The internal control report must contain (1) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting for our company,
(2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our independent auditors have issued an attestation report on management's assessment of our internal control over financial reporting. In order to achieve compliance with Section 404 within the prescribed period, management has formed an internal control steering committee, engaged outside consultants and adopted a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control weaknesses that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. As a result of this initiative, we may make changes in our internal control over financial reporting from time to time during the period prior to December 31, 2004. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, we made significant changes in our internal controls over financial reporting in 2003 and through the date of that report. In addition to those changes, we have appointed a new Vice President of Engineering and Technical Services. There were no other changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits*

10.1 Employment/Non-Competition/Confidentiality Agreement dated March 23, 2004 between Pride and W. Gregory Looser

10.2 Employment/Non-Competition/Confidentiality Agreement dated March 15, 2004 between Pride and Imran Toufeeq

12       Computation of Ratio of Earnings to Fixed Charges

15 Letter on unaudited interim financial information of PricewaterhouseCoopers LLP

31.1 Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of the Chief Executive Officer and the Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------------
* Pride and its subsidiaries are parties to several debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii) (A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.

(b)      Reports on Form 8-K

     In a Current Report on Form 8-K submitted to the SEC on January 9, 2004, we filed pursuant to Item 5 and Item 7 of Form 8-K information regarding certain organizational changes.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        PRIDE INTERNATIONAL, INC.

                                        By:         /s/ Edward G. Brantley
                                            ------------------------------------
                                                    EDWARD G. BRANTLEY
                                                      VICE PRESIDENT
                                               AND CHIEF ACCOUNTING OFFICER

Date: May 10, 2004

                                  EXHIBIT INDEX

EXHIBIT                            DESCRIPTION

 10.1 Employment/Non-Competition/Confidentiality Agreement dated March 23, 2004 between Pride and W. Gregory Looser

 10.2 Employment/Non-Competition/Confidentiality Agreement dated March 15, 2004 between Pride and Imran Toufeeq

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