Form 10-Q
period 2004-06-30
PRIDE INTERNATIONAL INC
filed 2004-08-09
CIK 833081

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

                                                Outstanding as of August 4, 2004
  Common Stock, par value $.01 per share                135,981,491

================================================================================

                            PRIDE INTERNATIONAL, INC.

                                      INDEX

                                                                                                   PAGE NO.
                                                                                                   --------
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

      Consolidated Balance Sheet as of June 30, 2004 and December 31, 2003......................       2
      Consolidated Statement of Operations for the three months ended June 30, 2004 and 2003....       3
      Consolidated Statement of Operations for the six months ended June 30, 2004 and 2003......       4
      Consolidated Statement of Cash Flows for the six months ended June 30, 2004 and 2003......       5
      Notes to Unaudited Consolidated Financial Statements......................................       6
      Report of Independent Registered Public Accounting Firm...................................      17

  Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.............................................................      18

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........................      29

  Item 4.  Controls and Procedures..............................................................      29

PART II.   OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders..................................      30

  Item 6.  Exhibits and Reports on Form 8-K.....................................................      30

  Signatures    ................................................................................      32

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           PRIDE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT PAR VALUES)
                                  (UNAUDITED)

                                                                       JUNE  30,       DECEMBER 31,
                                                                          2004            2003
                                                                      -----------      -----------
                                    ASSETS
CURRENT ASSETS
  Cash and cash equivalents .....................................     $    44,422      $    69,134
  Restricted cash ...............................................          47,801           38,840
  Trade receivables, net ........................................         404,718          371,510
  Parts and supplies, net .......................................          69,220           73,763
  Deferred income taxes .........................................           3,378            3,371
  Other current assets ..........................................         179,824          170,306
                                                                      -----------      -----------
       Total current assets .....................................         749,363          726,924
                                                                      -----------      -----------
PROPERTY AND EQUIPMENT, net .....................................       3,387,830        3,446,331
                                                                      -----------      -----------
OTHER ASSETS
  Investments in and advances to affiliates .....................          36,235           33,984
  Goodwill ......................................................          68,651           69,014
  Other assets ..................................................          84,556          102,177
                                                                      -----------      -----------
       Total other assets .......................................         189,442          205,175
                                                                      -----------      -----------
                                                                      $ 4,326,635      $ 4,378,430
                                                                      ===========      ===========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable ..............................................     $   133,823      $   163,707
  Accrued expenses ..............................................         262,336          260,098
  Deferred income taxes .........................................             957              957
  Short-term borrowings .........................................          21,799           27,555
  Current portion of long-term debt .............................         170,752          188,737
  Current portion of long-term lease obligations ................          11,012            2,749
                                                                      -----------      -----------
       Total current liabilities ................................         600,679          643,803
                                                                      -----------      -----------
OTHER LONG-TERM LIABILITIES .....................................          37,239           54,423
LONG-TERM DEBT, net of current portion ..........................       1,824,964        1,805,099
LONG-TERM LEASE OBLIGATIONS, net of current portion .............             380            9,979
DEFERRED INCOME TAXES ...........................................          57,780           59,378
MINORITY INTEREST ...............................................         103,476          102,969
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 50,000 shares authorized;
     none issued ................................................              --               --
  Common stock, $.01 par value; 400,000 shares authorized;
     136,156 and 135,769 shares issued; 135,786 and 135,400
     shares outstanding .........................................           1,363            1,358
  Paid-in capital ...............................................       1,268,940        1,261,073
  Treasury stock, at cost .......................................          (4,409)          (4,409)
  Accumulated other comprehensive loss ..........................          (1,872)            (124)
  Deferred compensation .........................................          (2,543)              --
  Retained earnings .............................................         440,638          444,881
                                                                      -----------      -----------
       Total stockholders' equity ...............................       1,702,117        1,702,779
                                                                      -----------      -----------
                                                                      $ 4,326,635      $ 4,378,430
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

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                     THREE MONTHS ENDED
                                                                                                           JUNE 30,
                                                                                                  -------------------------
                                                                                                     2004           2003
                                                                                                     ----           ----
REVENUES
        Services............................................................................      $    424,028   $  383,438
        Sales...............................................................................            22,330       25,177
                                                                                                  ------------   ----------
               Total revenues...............................................................           446,358      408,615
                                                                                                  ------------   ----------

COSTS OF SERVICES AND SALES, excluding depreciation and amortization
        Services............................................................................           263,947      234,278
        Sales...............................................................................            32,840       72,075
                                                                                                  ------------   ----------
               Total costs of services and sales, excluding depreciation and amortization...           296,787      306,353
                                                                                                  ------------   ----------
DEPRECIATION AND AMORTIZATION...............................................................            66,167       60,409
GENERAL AND ADMINISTRATIVE, excluding depreciation and amortization.........................            33,645       29,965
                                                                                                  ------------   ----------
EARNINGS FROM OPERATIONS....................................................................            49,759       11,888

OTHER INCOME (EXPENSE)
        Interest expense....................................................................           (29,929)     (34,117)
        Interest income.....................................................................               780          819
        Other income, net...................................................................               726        4,894
                                                                                                  ------------   ----------
               Total other expense, net.....................................................           (28,423)     (28,404)
                                                                                                  ------------   ----------
EARNINGS (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST...................................            21,336      (16,516)

INCOME TAX PROVISION (BENEFIT)..............................................................            14,244       (2,509)

MINORITY INTEREST...........................................................................             4,570        4,166
                                                                                                  ------------   ----------
NET EARNINGS (LOSS).........................................................................      $      2,522   $  (18,173)
                                                                                                  ============   ==========

NET EARNINGS (LOSS) PER SHARE
               Basic .......................................................................      $       0.02   $    (0.14)
               Diluted......................................................................      $       0.02   $    (0.14)

WEIGHTED AVERAGE SHARES OUTSTANDING
               Basic .......................................................................           135,681      134,246
               Diluted......................................................................           137,435      134,246

         The accompanying notes are an integral part of the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                     SIX MONTHS ENDED
                                                                                                           JUNE 30,
                                                                                                  -------------------------
                                                                                                     2004           2003
                                                                                                     ----           ----
REVENUES
        Services............................................................................      $    827,703   $  727,738
        Sales...............................................................................            52,220       76,298
                                                                                                  ------------   ----------
               Total revenues...............................................................           879,923      804,036
                                                                                                  ------------   ----------
COSTS OF SERVICES AND SALES, excluding depreciation and amortization
        Services............................................................................           520,152      446,097
        Sales...............................................................................            84,033      119,776
                                                                                                  ------------   ----------
               Total costs of services and sales, excluding depreciation and amortization...           604,185      565,873
                                                                                                  ------------   ----------

DEPRECIATION AND AMORTIZATION...............................................................           132,504      122,151
GENERAL AND ADMINISTRATIVE, excluding depreciation and amortization.........................            63,728       53,710
                                                                                                  ------------   ----------
EARNINGS FROM OPERATIONS....................................................................            79,506       62,302

OTHER INCOME (EXPENSE)
        Interest expense....................................................................           (60,516)     (68,795)
        Interest income.....................................................................             1,087        1,073
        Other income (expense), net.........................................................              (580)       1,630
                                                                                                  ------------   ----------
               Total other expense, net.....................................................           (60,009)     (66,092)
                                                                                                  ------------   ----------
EARNINGS (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST...................................            19,497       (3,790)

INCOME TAX PROVISION .......................................................................            13,233          976

MINORITY INTEREST ..........................................................................            10,507        9,427
                                                                                                  ------------   ----------
NET LOSS....................................................................................      $     (4,243)  $  (14,193)
                                                                                                  ------------   ----------
NET LOSS PER SHARE
               Basic  ......................................................................      $      (0.03)  $    (0.11)
               Diluted......................................................................      $      (0.03)  $    (0.11)

WEIGHTED AVERAGE SHARES OUTSTANDING
               Basic  ......................................................................           135,611      134,189
               Diluted......................................................................           135,611      134,189

        The accompanying notes are an integral part of the consolidated financial statements.

                           PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                        SIX MONTHS ENDED
                                                                                                            JUNE 30,
                                                                                                  -------------------------
                                                                                                     2004           2003
                                                                                                     ----           ----
OPERATING ACTIVITIES
        Net loss............................................................................      $     (4,243)  $  (14,193)
        Adjustments to reconcile net earnings (loss) to net cash provided by
               (used in) operating activities  -
               Depreciation and amortization................................................           132,504      122,151
               Discount amortization on zero coupon convertible debentures..................                27        1,782
               Amortization of deferred loan costs..........................................             3,787        3,434
               (Gain) loss on sale of assets................................................              (364)         454
               Deferred income taxes .......................................................              (641)     (25,051)
               Minority interest............................................................            10,507        9,427
               Changes in assets and liabilities
                      Trade receivables.....................................................           (33,208)     (55,293)
                      Parts and supplies....................................................             4,543      (16,570)
                      Other current assets..................................................           (10,093)     (93,642)
                      Other assets..........................................................            14,340       49,684
                      Accounts payable......................................................           (31,718)     (34,805)
                      Accrued expenses......................................................             2,179       44,107
                      Other liabilities.....................................................           (16,442)     (26,134)
                                                                                                  ------------   ----------
                             Net cash provided by (used in) operating activities............            71,178      (34,649)
                                                                                                  ------------   ----------

INVESTING ACTIVITIES
        Purchases of property and equipment.................................................           (74,349)     (93,897)
        Proceeds from dispositions of property and equipment................................             1,283          315
        Investments in and advances to affiliates...........................................            (2,251)        (956)
                                                                                                  ------------   ----------
                             Net cash used in investing activities..........................           (75,317)     (94,538)
                                                                                                  ------------   ----------

FINANCING ACTIVITIES
        Proceeds from issuance of common stock..............................................             1,537       16,265
        Proceeds from exercise of stock options.............................................             2,751          961
        Proceeds from debt borrowings.......................................................           273,047      748,926
        Repayments of borrowings............................................................          (278,947)    (702,816)
        Repayment of joint venture partner debt.............................................           (10,000)          --
        Change in restricted cash...........................................................            (8,961)         539
                                                                                                  ------------   ----------
                             Net cash provided by (used in) financing activities............           (20,573)      63,875
                                                                                                  ------------   ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................................................           (24,712)     (65,312)
CASH AND CASH EQUIVALENTS, beginning of period..............................................            69,134      133,986
                                                                                                  ------------   ----------
CASH AND CASH EQUIVALENTS, end of period....................................................      $     44,422   $   68,674
                                                                                                  ============   ==========

         The accompanying notes are an integral part of the consolidated financial statements.

                            PRIDE INTERNATIONAL INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

Principles of Consolidation and Reporting

      The unaudited consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Pride International, Inc. (the "Company" or "Pride") and its wholly-owned and majority owned subsidiaries included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Unless the context indicates otherwise, references to the "Company" or "Pride" include Pride International, Inc. and its wholly owned and majority-owned subsidiaries.

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

      PricewaterhouseCoopers LLP, an independent registered public accounting firm, has performed a review of the unaudited consolidated financial statements included herein in accordance with the standards of the Public Company Accounting Oversight Board (United States). Pursuant to Rule 436(c) under the Securities Act of 1933, the report of PricewaterhouseCoopers LLP, included herein, should not be considered a part of any registration statement prepared or certified within the meanings of Sections 7 and 11 of the Securities Act, and the liability provisions of Section 11 of the Securities Act do not apply to such report.

      In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (revised December 2003)." FIN No. 46R requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. It was determined that the unaffiliated trust with which the Company completed the sale and leaseback of the Pride South America semisubmersible drilling rig in February 1999 would qualify for consolidation as a variable interest entity in which the Company is the primary beneficiary, as defined. The Company elected in the fourth quarter of 2003 to adopt retroactively the provisions of FIN No. 46R and to restate previously issued financial statements for the applicable periods for comparability purposes. The effect on the Company's consolidated statement of operations for the three months and six months ended June 30, 2003 was as follows:

                                                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                               JUNE 30, 2003            JUNE 30, 2003
                                                                             ------------------        ----------------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss --  as reported..............................................          $    (18,411)           $    (14,663)
Add:

  Lease rental expenses included in reported net earnings.............                 3,177                   6,353
Deduct:

  Depreciation expense................................................                  (946)                 (1,891)
  Interest expense....................................................                (1,993)                 (3,992)
                                                                                ------------            ------------
Net loss -- as adjusted...............................................          $    (18,173)           $    (14,193)
                                                                                ============            ============
NET LOSS PER SHARE:

Basic and diluted -- as reported......................................          $      (0.14)           $      (0.11)
Basic and diluted -- as adjusted......................................          $      (0.14)           $      (0.11)

                            PRIDE INTERNATIONAL INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income

      Comprehensive income is the change in the Company's equity from all transactions except those resulting from investments by or distributions to owners. Comprehensive income (loss) was as follows:

                                                                      THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                                      ---------------------------     -------------------------
                                                                         2004            2003            2004           2003
                                                                         ----            ----            ----           ----
                                                                                             (IN THOUSANDS)
Net earnings (loss)...............................................    $    2,522      $   (18,173)    $   (4,243)    $  (14,193)
Foreign currency translation gain (loss), net.....................          (866)           3,261         (1,748)         4,326
                                                                      ----------      -----------     ----------     ----------
Comprehensive income (loss).......................................    $    1,656      $   (14,912)    $   (5,991)    $   (9,867)
                                                                      ==========      ===========     ==========     ==========

Management Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could be materially different than the estimates and assumptions.

Rig Construction Contracts

      In 2001 and 2002, the Company's technical services group entered into lump-sum contracts to design, engineer, manage construction of and commission four deepwater platform drilling rigs for certain of the Company's significant customers. Construction contract revenues and related costs are recognized under the percentage-of-completion method of accounting using measurements of progress toward completion appropriate for the work performed, such as man-hours, costs incurred or physical progress. Accordingly, in connection with the preparation of the Company's quarterly consolidated financial statements, following the end of each quarter the Company updates its evaluation of its contract price and cost estimates related to the projects and reflects adjustments in income (i) to recognize income proportionate to the percentage of completion in the case of projects showing an estimated profit at completion and (ii) to recognize the entire amount of the loss in the case of projects showing an estimated loss at completion. To the extent these adjustments result in an increase in previously reported losses or a reduction in or an elimination of previously reported profits with respect to a project, the Company would recognize a charge against current earnings, which could be material.

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

                            PRIDE INTERNATIONAL INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                                  THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                                  ---------------------------   -------------------------
                                                                      2004           2003          2004           2003
                                                                      ----           ----          ----           ----
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net earnings (loss), as reported............................      $     2,522   $     (18,173)  $    (4,243)   $  (14,193)
Add: Stock-based compensation included in reported net
  earnings (loss), net of tax...............................               --              --            --            --
Deduct: Stock-based employee compensation expense
   determined under the fair value method, net of tax.......           (3,450)         (3,960)       (6,623)       (6,952)
                                                                  -----------   -------------   -----------    ----------
Pro forma net earnings (loss)...............................      $      (928)  $     (22,133)  $   (10,866)   $  (21,145)
                                                                  ===========   =============   ===========    ==========

Net earnings (loss) per share:

  Basic -- as reported......................................      $      0.02   $       (0.14)  $     (0.03)   $    (0.11)
  Basic -- pro forma........................................      $     (0.01)  $       (0.16)  $     (0.08)   $    (0.16)
  Diluted -- as reported....................................      $      0.02   $       (0.14)  $     (0.03)   $    (0.11)
  Diluted -- pro forma......................................      $     (0.01)  $       (0.16)  $     (0.08)   $    (0.16)

      In January 2004, the Company awarded a total of 125,000 restricted shares to certain key employees pursuant to the Company's long-term incentive plan. In May 2004, the Company awarded a total of 13,800 restricted shares to the Company's non-employee directors pursuant to the Company's directors' stock incentive plan. The Company recorded unearned compensation as a reduction of stockholders' equity based on the closing price of the Company's common stock on the date of grant. The unearned compensation is being recognized ratably over the applicable vesting period.

Reclassifications

      Certain reclassifications have been made to the prior periods' condensed consolidated financial statements to conform with the current period presentation. The Company has identified $3.1 million of expenses previously classified as costs of services in the first quarter of 2004 which have been reclassified to selling, general and administrative expenses for the six month period ended June 30, 2004.

2. CONSTRUCTION PROJECTS

      In 2001 and 2002, the Company's technical services group entered into lump-sum contracts to design, engineer, manage construction of and commission four deepwater platform drilling rigs for installation on spars and tension-leg platforms. The Company entered into these lump-sum contracts in connection with long-term contracts to provide drilling operations management of the rigs once they have been installed on platforms. The first rig was completed and delivered in 2003, the second rig was completed and delivered in the second quarter of 2004, and the third rig was completed in the second quarter of 2004 and delivered early in the third quarter of 2004. The final rig has been loaded on a heavy-lift vessel for shipment to the customer's platform construction site for integration into the unit. Our commissioning of the rig is expected to continue until the platform is completed and delivered in the first quarter of 2005.

      In pricing these lump-sum contracts, the Company estimated the cost to perform the work, including the cost of labor, material and services. The revenue, cost and loss amounts the Company currently expects to realize on each of these lump-sum contracts vary from the originally estimated amounts. A variety of events could require the Company to revise its estimates and could result in further cost overruns to complete these projects, which could be material, and would require the Company to record additional loss provisions. Such events could include variations in labor and equipment productivity over the remaining construction period, unanticipated cost increases, engineering changes, shipyard or systems problems, project management issues, shortages of equipment, materials or skilled labor, weather delays, unscheduled delays in the delivery of ordered materials and equipment, work stoppages, shipyard unavailability or other delays.

      For the three month and six month periods ended June 30, 2004, the Company recorded loss provisions of $10.5 million and $31.8 million, respectively, relating to the construction of the rigs. The 2004 loss provisions principally consisted of additional provisions for higher commissioning costs for the rigs, the costs of settling certain commercial

                            PRIDE INTERNATIONAL INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


disputes and renegotiations of commercial terms with shipyards, equipment vendors and other sub-contractors, completion issues at the shipyard constructing the final two rigs and revised estimates for other cost items. For both the three month and six month periods ended June 30, 2003, the Company recorded loss provisions of $46.9 million related to the rig construction projects. As of June 30, 2004, the cumulative losses recorded on the projects was $130.2 million. The revenues and costs of the construction projects are included in the sales components of revenues and costs of services and sales, respectively, on the Company's consolidated statement of operations.

3. DEBT

Short-Term Borrowings

      As of June 30, 2004, the Company had agreements with several banks for unsecured short-term lines of credit totaling $53.0 million, primarily denominated in U.S. dollars. Of these facilities, $50.7 million are renewable annually and bear interest at variable rates based on LIBOR. As of June 30, 2004, $19.5 million was outstanding under these facilities and $31.2 million was available.

Long-Term Debt

      Long-term debt consisted of the following:

                                                                   JUNE 30,     DECEMBER 31,
                                                                     2004            2003
                                                                  -----------   -------------
                                                                        (IN THOUSANDS)
Senior secured term loan....................................      $   196,015   $     197,000
Senior secured revolving credit facilities..................          235,000         288,000
9 3/8% Senior Notes due 2007................................          175,000         175,000
10% Senior Notes due 2009...................................          200,000         200,000
2 1/2% Convertible Senior Notes Due 2007....................          300,000         300,000
3 1/4% Convertible Senior Notes Due 2033....................          300,000         300,000
Zero Coupon Convertible Senior Debentures Due 2021..........               --               4
Zero Coupon Convertible Subordinated Debentures Due 2018....            1,124           1,098
Senior convertible notes due 2004...........................           74,279          85,853
Drillship loans.............................................          278,885         182,674
Semisubmersible loans due 2004 to 2008......................          235,413         260,558
Limited-recourse collateralized term loans..................               --           3,649
                                                                  -----------   -------------
                                                                    1,995,716       1,993,836
Current portion of long-term debt...........................          170,752         188,737
                                                                  -----------   -------------
Long-term debt, net of current portion......................      $ 1,824,964   $   1,805,099
                                                                  ===========   =============

      As of June 30, 2004, the Company had senior secured credit facilities providing for aggregate availability of up to $446.0 million, consisting of a $196.0 million term loan maturing in January 2009 and a $250.0 million revolving credit facility maturing in January 2007. As of June 30, 2004, $106.0 million of borrowings and an additional $29.3 million of letters of credit were outstanding under the revolving credit facility. Borrowings under the facilities incurred interest at variable rates based on LIBOR plus a spread based on the credit rating of the facility or, if unrated, index debt. The interest rate was 3.63% for the term loan and 3.13% for the revolving credit facility as of June 30, 2004.

      Additionally, at June 30, 2004, the Company had a senior secured revolving credit facility with non-U.S. banks that provided aggregate availability of up to $180.0 million, including $10.0 million of letters of credit. Borrowings under the credit facility incurred interest at variable rates based on LIBOR plus a spread ranging from 1.2% to 2.1%. As of June 30, 2004, $129.0 million of borrowings and an additional $3.7 million of letters of credit were outstanding under this credit facility, and the interest rate was 2.96%.

      In July 2004, the senior secured credit facilities were retired with proceeds from a $500 million senior notes offering and $800 million of new senior secured credit facilities. See Note 11.

                            PRIDE INTERNATIONAL INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      In June 2004, the Company commenced an offer to purchase the 9 3/8% Senior Notes and the 10% Senior Notes at 37.5 basis points over the respective redemption prices described below. See Note 11.

      In April 2004, the Company completed a refinancing of its drillship loan facilities through its consolidated joint venture company that owns the drillships the Pride Africa and the Pride Angola. The new and expanded drillship credit facility provides for a total credit commitment of $301.4 million, of which a $278.9 million term loan was funded at closing. The remaining $22.5 million commitment of the drillship credit facility is available for borrowing until July 2009. Funds at closing, together with $15.4 million of previously restricted cash, were used to (i) refinance the outstanding principal balance on the prior drillship loans of $172.6 million, (ii) repay $103.6 million of loans due from the joint venture company to the Company, (iii) repay $10.0 million of indebtedness of the joint venture company to the joint venture partner, and (iv) pay loan transaction costs of $3.1 million. The funds paid to the Company were used to reduce the Company's other outstanding debt and to improve liquidity. The new drillship loan facility matures in September 2010 and amortizes semi-annually. The drillship loan is non-recourse to the Company and the joint owner.

      As of June 30, 2004, $47.8 million of the Company's cash balances, which amount is included in restricted cash, consists of funds held in trust in connection with the Company's drillship and semisubmersible loans and, accordingly, is not available for use by the Company.

4. INCOME TAXES

      The Company's consolidated effective income tax rate for the three months ended June 30, 2004 was 66.8% as compared to 15.2% for the corresponding period in 2003. The higher rate for the three months ended June 30, 2004 is principally the result of an increase in expected taxable income for 2004 in high effective tax rate countries in Latin America, lower net income in foreign jurisdictions with low or zero effective tax rates and lower net income in the United States due to construction losses as described in Note 2. For the six months ended June 30, 2004, the consolidated effective income tax rate was 67.9% as compared to a negative 25.8% for the same period in 2003. The higher rate for the six months ended June 30, 2004 is a result of the factors discussed above for the three months ended June 30, 2004. For the six months ended June 30, 2003, the Company recorded an overall tax provision despite having a loss before income taxes for the period, principally as a result of a change in estimate of the provision relating to tax returns for prior periods.

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

                            PRIDE INTERNATIONAL INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      The following table presents information to calculate basic and diluted net earnings (loss) per share:

                                                           THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                           ---------------------------    -------------------------
                                                              2004            2003           2004          2003
                                                              ----            ----           ----          ----
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net earnings (loss) ...................................     $    2,522     $  (18,173)    $   (4,243)    $  (14,193)
Interest expense on convertible debentures and notes ..             --             --             --             --
Income tax effect .....................................             --             --             --             --
                                                            ----------     ----------     ----------     ----------
Adjusted net earnings (loss) ..........................     $    2,522     $  (18,173)    $   (4,243)    $  (14,193)
                                                            ==========     ==========     ==========     ==========

Weighted average shares outstanding ...................        135,681        134,246        135,611        134,189
 Convertible debentures and notes .....................             --             --                            --
 Stock options ........................................          1,754             --             --             --
                                                            ----------     ----------     ----------     ----------
  Adjusted weighted average shares outstanding ........        137,435        134,246        135,611        134,189
                                                            ==========     ==========     ==========     ==========

      The calculation of diluted weighted average shares outstanding for the three months ended June 30, 2004 and 2003 excludes 36.3 million and 34.2 million common shares, respectively, and 36.5 million and 31.5 million common shares for the six months ended June 30, 2004 and 2003, respectively, issuable pursuant to convertible debt and outstanding options. These shares were excluded because their effect was antidilutive or the exercise price of stock options exceeded the average price of the Company's common stock for the period.

6. INVESTMENT IN JOINT VENTURE

      The Company has a 30.0% equity interest in a joint venture company that is currently completing construction of two dynamically-positioned, deepwater semisubmersible drilling rigs, the Pride Portland and the Pride Rio de Janeiro. The Pride Portland is currently in Curacao undergoing final commissioning, and the Pride Rio de Janeiro is currently undergoing final commissioning in Brazil. The joint venture company has financed the cost of construction of these rigs through equity contributions and fixed rate notes, with repayment of the notes guaranteed by the United States Maritime Administration ("MARAD"). The notes are non-recourse to any of the joint venture owners, except that, in order to make available an additional $21.9 million under the MARAD-guaranteed notes to fund the project through the sea and drilling trial stage for each rig, the Company has provided:

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

      The Company's joint venture partner has agreed to reimburse the Company that partner's proportionate share of any draws under the letter of credit or payments under the guarantees. To secure those reimbursements, the Company had set-off rights against, and rights to keep as collateral any payments on, convertible senior notes of the Company held by the joint venture partner. In July 2004, the Company repaid the notes and kept as collateral $17.5 million of cash to cover the partner's proportionate share of draws, if any, under the letter of credit.

                            PRIDE INTERNATIONAL INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      The Company currently expects that funds in excess of the additional $21.9 million will not be required to get the rigs through the sea and drilling trial stage and obtain their class certificates. Additional funds may, however, be required. Any additional funding is expected to be made by additional capital contributions by the joint venture partners.

      The cost of construction not funded under the MARAD-guaranteed notes is being provided by the joint venture company from equity contributions that have been made by the joint venture partners. Through June 30, 2004, the Company's equity investment in the joint venture totaled $35.9 million, including capitalized interest of $7.9 million.

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

      If the joint venture company failed to cover its debt service requirements, a default would occur under the fixed rate notes guaranteed by MARAD. MARAD would then be entitled to foreclose on the mortgages related to the Pride Portland and the Pride Rio de Janeiro and take possession of the two rigs.

7. ACQUISITION OF AL BARAKA I

      In June 2004, the Company purchased the Al Baraka I tender assisted-drilling rig, which it previously managed pursuant to a management agreement with Basafojagu (HS) Inc., a company incorporated in Liberia. Basafojagu (HS) Inc., in which the Company had a 12.5% interest, owned the Al Baraka I subject to two capital leases with lessor banks. Each of the shareholders of Basafojagu (HS) Inc., including the Company, guaranteed the capital lease obligations in proportion to their ownership interest. The two lessor banks and the majority shareholder of Basafojagu (HS) Inc. were part of a banking and industrial group. The Company purchased the Al Baraka I directly from the lessor banks for cash consideration of $16.0 million, including related fees. In connection with the transaction, the lessor banks, Basafojagu (HS) Inc. and its shareholders released each of the shareholders from its obligations associated with the operation of the Al Baraka I and with its ownership interest in Basafojagu (HS) Inc. including the guarantees of the capital leases.

8. COMMITMENTS AND CONTINGENCIES

      In July 2004, the India Supreme Court agreed to hear the Indian Customs Department's claim against the Company regarding the importation of the Pride Pennsylvania and related customs issues. The Customs, Excise and Gold (Control) Appellate Tribunal ("CEGAT") had previously ruled in the Company's favor. The Indian Customs Department is claiming approximately $6.7 million of customs duties, $6.7 million in penalties and interest on those amounts. The Company intends to vigorously defend the claim before the India Supreme Court. While the ultimate outcome of the claim cannot be determined with certainty, the Company does not expect that the ultimate outcome will have a material adverse effect on the Company's financial position, results of operations, or cash flows. The Company currently has a $2.0 million deposit with the Indian Customs Department pending the ultimate resolution of this claim.

      The Company is routinely involved in other litigation, claims and disputes incidental to its business, which at times involve claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the existing litigation will have a material adverse effect on the Company's financial position, results of operations or cash flows. However, a substantial settlement payment or judgment in excess of the Company's accruals could have a material adverse effect on its consolidated results of operations or cash flows.

                            PRIDE INTERNATIONAL INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. SEGMENT INFORMATION

      In January 2004, the Company reorganized its reporting segments to achieve a more rational geographic distribution and to establish better defined lines of accountability and responsibility for the sectors of its business. The Company now has six principal reporting segments: Eastern Hemisphere, which comprises the Company's offshore and land drilling activity in Europe, Africa, the Middle East, Southeast Asia, Russia and Kazakhstan; Western Hemisphere, which comprises the Company's offshore drilling activity in Latin America, currently Brazil, Mexico and Venezuela; U.S. Gulf of Mexico, which comprises the Company's U.S. offshore platform and jackup rig fleets; Latin America Land; E&P Services; and Technical Services.

      The following table sets forth selected consolidated financial information of the Company by reporting segment:

                                                  THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                             -------------------------------------    -----------------------------------
                                                    2004               2003(1)             2004               2003(1)
                                             ------------------   ----------------    ----------------    ---------------
                                                                       (IN MILLIONS, EXCEPT PERCENTAGES)
Revenues:
   Eastern Hemisphere ....................   $   140.8     31.5%  $   149.1   36.5%   $  283.8    32.2%   $  291.2   36.2%
   Western Hemisphere ....................       116.7     26.1        89.8   22.0       225.8    25.7       175.1   21.8
   U.S. Gulf of Mexico ...................        30.2      6.8        21.3    5.2        57.2     6.5        39.6    4.9
   Latin America Land ....................        94.9     21.3        89.3   21.8       183.8    20.9       162.3   20.2
   E&P Services ..........................        33.0      7.4        32.5    8.0        67.3     7.6        57.1    7.1
   Technical Services ....................        30.8      6.9        26.6    6.5        62.0     7.1        78.7    9.8
                                             ---------    -----   ---------  -----    --------   -----    --------  -----
        Total ............................       446.4    100.0       408.6  100.0       879.9   100.0       804.0  100.0
                                             ---------    -----   ---------  -----    --------   -----    --------  -----

Costs of Services and Sales, excluding
   depreciation and amortization:
   Eastern Hemisphere ....................        74.1     25.0        78.0   25.5       150.3    24.9       150.7   26.6
   Western Hemisphere ....................        65.8     22.2        46.1   15.0       131.2    21.7        88.5   15.6
   U.S. Gulf of Mexico ...................        24.2      8.2        21.6    7.1        47.1     7.8        44.5    7.9
   Latin America Land ....................        68.7     23.1        63.3   20.7       134.3    22.2       114.5   20.2
   E&P services ..........................        24.6      8.3        23.6    7.7        49.6     8.2        41.7    7.4
   Technical services ....................        39.4     13.2        73.7   24.0        91.7    15.2       126.0   22.3
                                             ---------    -----   ---------  -----    --------   -----    --------  -----
        Total ............................       296.8    100.0       306.3  100.0       604.2   100.0       565.9  100.0
                                             ---------    -----   ---------  -----    --------   -----    --------  -----

Segment Profit (Loss), excluding
   depreciation and amortization:
   Eastern Hemisphere ....................        66.7     44.6        71.1   69.5       133.5    48.4       140.6   59.0
   Western Hemisphere ....................        50.9     34.0        43.7   42.7        94.6    34.3        86.6   36.4
   U.S. Gulf of Mexico ...................         6.0      4.0        (0.3)  (0.3)       10.1     3.7        (4.9)  (2.1)
   Latin America Land ....................        26.2     17.5        26.0   25.4        49.5    17.9        47.8   20.1
   E&P services ..........................         8.4      5.6         8.9    8.7        17.7     6.4        15.4    6.5
   Technical services ....................        (8.6)    (5.7)      (47.1) (46.0)      (29.7)  (10.7)      (47.3) (19.9)

Depreciation and amortization ............        66.2                 60.4              132.5               122.2
General and administrative, excluding
   depreciation and amortization .........        33.6                 30.0               63.7                53.7
                                             ---------            ---------           --------            --------
Earnings from operations .................   $    49.8            $    11.9           $   79.5            $   62.3
                                             =========            =========           ========            ========

(1) The consolidated financial information by reporting segment for the three months and the six months ended June 30, 2003, has been restated to reflect the Company's new reporting segments and to reflect the retroactive adoption of FIN No. 46R, "Consolidation of Variable Interest Entities."

                            PRIDE INTERNATIONAL INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Significant Customers

      Two customers collectively accounted for approximately 24.9% and 22.9% of consolidated revenues for the three-month and six-month periods ended June 30, 2004, respectively. For the three-month and six-month periods ended June 30, 2003, two customers collectively accounted for 24.6% and 23.9%, respectively, of consolidated revenues.

10. EMPLOYEE BENEFITS

      During the second quarter of 2004, the Company's board of directors authorized a modification of the Company's Supplemental Executive Retirement Plan (SERP), subject to final documentation, to change the benefits under the plan and to increase the number of executive officers eligible for the plan. The SERP is an unfunded deferred compensation arrangement that provides for vested benefits to be paid to the participating executive officer upon the officer's termination or retirement. The Company recognizes its estimated liability and the related compensation expense over the estimated service period of each officer.

11. SUBSEQUENT EVENTS

      On July 7, 2004, the Company completed a private offering of $500 million principal amount of 7 3/8% Senior Notes due 2014 (the "7 3/8% Senior Notes") and entered into new senior secured credit facilities with aggregate availability of up to $800 million, consisting of a $300 million term loan and a $500 million revolving credit facility.

      The 7 3/8% Senior Notes contain provisions that limit the Company's ability to enter into transactions with affiliates; pay dividends and make other restricted payments; incur debt and issue preferred stock; incur dividend or other payment restrictions affecting the Company's subsidiaries; sell assets; engage in sale and leaseback transactions; create liens; and consolidate, merge or transfer all or substantially all of the Company's assets. Many of these restrictions will terminate if the notes are rated investment grade by either Standard & Poor's Ratings Services or Moody's Investors Service, Inc. and, in either case, the notes have a specified minimum rating by the other rating agency. The Company is required to offer to repurchase the notes in connection with specified change in control events that result in a ratings decline.

      Borrowings under the revolving credit facility are available for general corporate purposes. The Company may obtain up to $100 million of letters of credit under the revolving credit facility. Amounts drawn under the senior secured credit facilities bear interest at variable rates based on either LIBOR plus a margin or prime rate plus a margin. The interest rate margins will vary based on the Company's leverage, as defined, except that the LIBOR margin for the term loan is fixed at 1.75%.

      The revolving credit facility will mature in July 2009 and the term loan will mature in July 2011 (with amortization on the term loan of 0.25% per quarter prior to maturity). The Company may prepay the term loan at any time without penalty. Additionally, the Company is required to prepay the term loan and, in certain cases, the revolving loans with the proceeds from (i) asset sales or casualty events (with some exceptions), (ii) certain extraordinary events such as tax refunds, indemnity payments and pension reversion proceeds if availability under the new revolving credit facility plus the Company's unrestricted cash is less than $200 million and (iii) future debt issuances not permitted by the credit facilities.

      The senior secured credit facilities are secured by first priority liens on certain of the Company subsidiaries' existing and future rigs, accounts receivable, inventory and related insurance, all of the equity of the Company's subsidiary Pride Offshore, Inc., the borrower under the facilities, and Pride Offshore's domestic subsidiaries and 65% of the stock of certain of the Company's foreign subsidiaries. The senior secured credit facilities contain a number of covenants restricting, among other things, prepayment, redemption and repurchase of the Company's indebtedness; distributions, dividends and repurchases of capital stock and other equity interests; acquisitions and investments; asset sales; capital expenditures; indebtedness; liens and affiliate transactions. The senior secured credit facilities also contain customary events of default, including with respect to a change of control.

      The Company is using the net proceeds from the offering of the 7 3/8% Senior Notes of $491.1 million (after discounts but before other expenses) to retire $175 million aggregate principal amount of its 9 3/8% Senior Notes due 2007 and $200 million aggregate principal amount of its 10% Senior Notes due 2009, together with the applicable prepayment premium

                            PRIDE INTERNATIONAL INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

and accrued and unpaid interest, and to retire other indebtedness. Proceeds from the term loan and initial borrowings of approximately $95 million under the revolving credit facility were used to refinance amounts outstanding under other credit facilities of the Company. In connection with the retirement of the 9 3/8% Senior Notes and 10% Senior Notes, the Company commenced an offer to purchase the notes at 37.5 basis points over the respective redemption prices described below. The Company purchased a total of $110.6 million aggregate principal amount of the 9 3/8% Senior Notes and $127.6 million aggregate principal amount of the 10% Senior Notes pursuant to the tender offer. The remaining notes were redeemed on August 6, 2004 at redemption prices of 101.563% of the principal amount of the 9 3/8% Senior Notes and 105.000% of the principal amount of the 10% Senior Notes, in each case plus accrued and unpaid interest to the redemption date.

      In connection with the early retirement of (i) the 9 3/8% Senior Notes and the 10% Senior Notes, including the redemption of the notes outstanding following completion of the tender offer, and (ii) the senior secured term loan and the senior secured revolving credit facilities, the Company will recognize in the third quarter of 2004 pretax charges of approximately $31.0 million, consisting of the tender offer premium, prepayment premiums and the write-off of deferred financing costs related to the retired debt.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Pride International, Inc.:

      We have reviewed the accompanying consolidated balance sheet of Pride International, Inc. and subsidiaries as of June 30, 2004, and the related consolidated statement of operations for the three month and six month periods ended June 30, 2004 and 2003 and consolidated statement of cash flows for the six month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

      We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

      We have previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, of stockholders' equity, and of cash flows for the year then ended (not presented herein) and in our report dated March 11, 2004, we expressed an unqualified opinion on those consolidated financial statements in a report that also included an explanatory paragraph referring to a change in accounting principle for variable interest entities. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

                                        PricewaterhouseCoopers LLP

Houston, Texas
August 6, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussion and analysis in conjunction with the accompanying unaudited consolidated financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2003. The following information contains forward-looking statements. Please read "Forward-Looking Statements" below for a discussion of certain limitations inherent in such statements. Please also read "Risk Factors" in Item 1 of our annual report for a discussion of certain risks facing our company.

OVERVIEW

      We provide contract drilling and related services to oil and gas companies worldwide, operating both offshore and on land. As of June 30, 2004, we operated a global fleet of 328 rigs, including two ultra-deepwater drillships, 11 semisubmersible rigs, 35 jackup rigs, 31 tender-assisted, barge and platform rigs and 249 land-based drilling and workover rigs. We operate in more than 30 countries and marine provinces.

      In January 2004, we reorganized our reporting segments to achieve a more rational geographic distribution and to establish better defined lines of accountability and responsibility for the sectors of our business. We now have six principal segments: Eastern Hemisphere, which comprises our offshore and land drilling activity in Europe, Africa, the Middle East, Southeast Asia, Russia and Kazakhstan; Western Hemisphere, which comprises our offshore drilling activity in Latin America, currently Brazil, Mexico and Venezuela; U.S. Gulf of Mexico, which comprises our U.S. offshore platform and jackup rig fleets; Latin America Land; E&P Services; and Technical Services.

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

      In late 2001, we commenced the first of four major deepwater platform rig construction projects. The rigs are being constructed on behalf of two major oil company customers under lump-sum contracts. As previously reported, we have experienced significant cost overruns on these projects, and we estimate that total costs on each of the four projects will substantially exceed contract revenues. Accordingly, in 2003 we recorded provisions for losses on these projects totaling $98.4 million. During the first and second quarter of 2004, we recorded additional loss provisions on these projects totaling $21.3 million and $10.5 million, respectively. The additional losses in the second quarter of 2004 resulted from a revision of previous estimates due principally to completion issues at the shipyard constructing the final two rigs and renegotiations of commercial terms with certain shipyards, equipment vendors and other subcontractors.

      In July 2004, we completed a private offering of $500 million principal amount of 7 3/8% Senior Notes due 2014 and entered into new senior secured credit facilities with aggregate availability of up to $800 million, consisting of a $300 million term loan and a $500 million revolving credit facility. The net proceeds from these transactions were used to retire existing indebtedness.

      In April 2004, we completed a refinancing of our drillship loan facilities through our consolidated joint venture company that owns our ultra deepwater drillships the Pride Africa and the Pride Angola. The new drillship credit facility provides for a total credit commitment of $301.4 million, of which a $278.9 million term loan was funded at closing. The remaining $22.5 million commitment of the drillship credit facility is expected to be drawn in August 2004. Funds at closing, together with $15.4 million of previously restricted cash, were used to (i) refinance the outstanding principal balance on the prior drillship loans of $172.6 million, (ii) repay $103.6 million of loans due from the joint venture company to us, (iii) repay $10.0 million of indebtedness of the joint venture company to the joint venture partner, and (iv) pay loan transaction costs of $3.1 million. The funds paid to us were used to reduce our other outstanding debt and improve liquidity.

SEGMENT REVIEW

EASTERN HEMISPHERE

      Our Eastern Hemisphere segment currently comprises two ultra-deepwater drillships, three semisubmersible rigs, eight jackup rigs, six tender assisted and barge rigs, 21 land rigs and two rigs managed for other parties. We expect revenues and earnings from operations for our Eastern Hemisphere segment to be lower in 2004 than in 2003 primarily due to the weaker market conditions in the West African deepwater semisubmersible market and to the Pride Africa undergoing its special periodic survey.

      Drillships. Our two ultra-deepwater drillships, the Pride Africa and Pride Angola, are working under contracts that were extended in December 2003 by an aggregate of ten years, commencing at the end of the contracts' current terms in June 2005 and May 2005, respectively. The Pride Africa is scheduled to undergo its five-year special periodic survey in the fourth quarter of 2004 and is expected to be out of service for approximately 45 days.

      Semisubmersibles. The Eastern Hemisphere market for semisubmersibles remains relatively weak. For the deepwater semisubmersibles operating in West Africa, we succeeded in obtaining a new six-month contract for the Pride South Pacific when its previous contract expired in April 2004, although at a substantially lower dayrate. The Pride North America working in Angola, which was scheduled to complete its current contract in August 2004, has recently received an extension through August 2005. The Pride North Sea was fully utilized during the first six months of 2004. A new contract for the rig has been obtained for a period of 300 days commencing in October 2004. We believe that market conditions for semisubmersibles will improve in 2005 as development drilling commences on a number of major oil discoveries.

      Jackups. The market for jackups is presently improving. The Pride Montana operating in Saudi Arabia began a new three year contract in June 2004. The Pride Ohio operating in the Middle East will begin a new three year contract in September following the completion of a special periodic survey and scheduled maintenance. The Pride Pennsylvania underwent its special periodic survey and was not receiving its contract day rate for 80 days during the first quarter and an additional 12 days at the start of the second quarter of 2004. We have experienced disruptions with the local laborers on the Pride North Dakota in Nigeria, which have idled the rig since late July 2004. We anticipate that the Pride North Dakota will return to operations during the third quarter of 2004. The remaining jackup rigs are operating pursuant to long term contracts for the remainder of the year.

      Tender-assisted and Barge Rigs. We recently acquired the ownership interest in the tender-assisted rig Al Baraka I that we did not already own. The Al Baraka I will be in the shipyard for the remainder of the year to complete a special periodic survey and upgrades and is scheduled to begin a new contract in January 2005 in the Ivory Coast. The tender-assisted rig Alligator working in Angola started a two year contract in June 2004. The tender-assisted rigs Barracuda, operating in Angola, and Ile de Sein, operating in Indonesia, have contracts expiring in August and December 2004, respectively, and the swamp barge Bintang Kalimantan's contract in Nigeria expires in October 2004. We are currently evaluating opportunities for each of these rigs, and expect that they will experience some idle time prior to being re-contracted.

      Land Rigs. We anticipate nearly full utilization of the five land rigs working in Chad, four rigs in Oman, one rig operating in France, and the rig operating in Pakistan. We expect one of our two large land rigs in Kazakhstan to work throughout the 2004 drilling season. In July 2004, the other rig completed its contract and is currently idle. The remainder of the land rigs are also idle.

WESTERN HEMISPHERE

      We currently have seven semisubmersible rigs, 14 jackup rigs, three platform rigs, two lake barge rigs and three managed rigs in our Western Hemisphere segment. Revenue and income from operations for our Western Hemisphere segment for the first half of 2004 were higher than the corresponding period in 2003 primarily due to the mobilization of a semisubmersible rig, five jackup rigs, and a platform rig to Mexico from the U.S. Gulf of Mexico fleet during the second half of 2003, partially offset by somewhat higher downtime of our high-specification semisubmersible rigs working offshore Brazil, and the completion of the contract for the Pride Venezuela. Revenues and gross margins from our Western Hemisphere operations for all of 2004 are expected to exceed those for 2003 due to the impact of a full year of activity in

Mexico for rigs transferred from our U.S. Gulf of Mexico rig fleet during 2003 and higher operating efficiency for our semisubmersible rigs in Brazil. In addition, the timing and terms under which the Pride Venezuela and the two deepwater semisubmersible rigs nearing completion, the Pride Rio de Janeiro and the Pride Portland, are contracted could have a significant impact on our results.

      Semisubmersibles. The current Western Hemisphere market for intermediate water-depth semisubmersible rigs is very weak. However, we were able to mobilize the Pride Mexico to Mexico in late 2003 to begin a contract expiring in April 2007. The Pride Venezuela has been warm stacked in Trinidad throughout the first six months of 2004. The Pride South Atlantic operating in Brazil is working on a series of one-well contracts for four independent operators which we expect to fully utilize the rig through September 2004. The independent operators have options for additional wells. We are actively marketing the Pride Venezuela for work later this year and marketing the Pride South Atlantic for work after September 2004. The remainder of the Western Hemisphere semisubmersible fleet is operating under long-term contracts that are expected to keep the rigs working for the remainder of the year.

      Jackups, Platforms and Lake Barges. The Western Hemisphere fleet of 14 jackup and three platform rigs are working in Mexico under long-term contracts. We also continue to manage two jackup rigs and one barge in Venezuela on a well-to-well basis, and two lake barges operating in Venezuela are contracted through the end of 2004.

U.S. GULF OF MEXICO

      Our rig fleet in the U.S. Gulf of Mexico segment currently comprises 11 jackup rigs and 19 platform rigs. During the first six months of 2004, demand for drilling services in the U.S. Gulf of Mexico continued to improve, resulting in higher revenue and income from operations. Market conditions have improved due to the reduction in the supply of rigs as a number of rigs leaving the U.S. sector of the Gulf of Mexico for other markets.

      Jackups. We currently have seven jackups working in the U.S. Gulf of Mexico with an average daily revenue of approximately $30,000 as compared with six jackups working at an average of $24,000 per day as of June 30, 2003. While the U.S. Gulf of Mexico continues to be primarily a spot market, we were able, due to improved market conditions, to contract the Pride New Mexico and the Pride Arizona under one year contracts commencing May 2004 and June 2004, respectively.

      Platforms. We currently expect to have seven of our platform rigs working for the balance of the year. We recently commenced operations of a deepwater platform rig which we constructed on behalf of a customer. We expect to commence operations of a second deepwater platform rig on behalf of the customer in the fourth quarter of 2004.

LATIN AMERICA LAND

      The Latin America Land segment currently comprises 228 land drilling and workover rigs operating in Argentina, Bolivia, Brazil, Colombia, Ecuador, Mexico and Venezuela. During the first six months of 2004, we experienced increased land drilling activity in Argentina and Venezuela, where our active rig fleets increased by seven rigs to 137 rigs and five rigs to 28 rigs, respectively. We experienced a combined reduction of four active rigs in Colombia and Bolivia, of which two have now been moved from Bolivia to Argentina.

      The outlook for our Latin America Land segment looks positive for the remainder of 2004. We expect high levels of activity in Argentina, Venezuela and Colombia to continue, which we expect will offset a reduction of activity in Ecuador and Bolivia.

E&P SERVICES

      Our E&P Services segment currently operates in eight countries in Latin America and provides cementing, stimulation, carbon dioxide, coiled tubing and production services in addition to directional and under-balanced drilling. We are also providing integrated services in Argentina, Ecuador and Venezuela, as well as offshore services in Brazil, Venezuela and Mexico.

      During the first six months of 2004, business activity and revenues continued to increase due to increased activity in Mexico and Brazil as well as to a high level of integrated services work in Argentina. We anticipate business activity in our E&P Services segment will continue to improve during the remainder of 2004 as the business continues to expand.

TECHNICAL SERVICES

      The operations of the Technical Services segment are concentrated on completing the final of four rigs pursuant to lump-sum contracts to design, engineer, manage construction of and commission specialized drilling rigs for two of our significant customers. The first rig was completed and delivered in 2003, the second rig was completed and delivered in the second quarter of 2004, and the third rig was completed in the second quarter of 2004 and delivered early in the third quarter of 2004. The final rig has been loaded on a heavy-lift vessel for shipment to the customer's platform construction site for integration into the unit. Our commissioning of the rig is expected to continue until the platform is completed and delivered in the first quarter of 2005.

      We have experienced significant cost overruns on these projects, and we estimate that total costs on each of the four projects will substantially exceed contract revenues. Accordingly, in 2003 we recorded provisions for losses on these projects totaling $98.4 million. During the first and second quarter of 2004, we recorded additional loss provisions on these projects totaling $21.3 million and $10.5 million, respectively. The additional losses in the second quarter of 2004 resulted from a revision of previous estimates and were due principally to recent scheduling issues at the shipyard constructing the final rig and commercial negotiations with certain equipment vendors and major subcontractors. A variety of events could require us to revise our estimates and could result in further cost overruns to complete these projects, which could be material and which would require us to record additional loss provisions. Such events could include variations in labor and equipment productivity over the remaining construction period, unanticipated cost increases, engineering changes, shipyard or systems problems, project management issues, shortages of equipment, materials or skilled labor, weather delays, unscheduled delays in the delivery of ordered materials and equipment, work stoppages, shipyard unavailability or other delays.

      We do not intend to enter into any additional lump-sum construction contracts for rigs to be owned by others. Accordingly, we anticipate that the level of business activity in the Technical Services segment will significantly decline over the remainder of the year.

RESULTS OF OPERATIONS

      The following table presents selected consolidated financial information by reporting segment for the periods indicated.

                                                       THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                   ------------------------------------    ----------------------------------
                                                          2004               2003(1)              2004             2003(1)
                                                   ----------------    ----------------    ----------------   ---------------
                                                                         (IN MILLIONS, EXCEPT PERCENTAGES)
Revenues:
   Eastern Hemisphere...........................   $   140.8   31.5%   $   149.1   36.5%   $   283.8   32.2%  $  291.2   36.2%
   Western Hemisphere...........................       116.7   26.1         89.8   22.0        225.8   25.7      175.1   21.8
   U.S. Gulf of Mexico..........................        30.2    6.8         21.3    5.2         57.2    6.5       39.6    4.9
   Latin America Land...........................        94.9   21.3         89.3   21.8        183.8   20.9      162.3   20.2
   E&P Services.................................        33.0    7.4         32.5    8.0         67.3    7.6       57.1    7.1
   Technical Services...........................        30.8    6.9         26.6    6.5         62.0    7.1       78.7    9.8
                                                   ---------  -----    ---------  -----    ---------  -----   --------  -----
        Total...................................       446.4  100.0        408.6  100.0        879.9  100.0      804.0  100.0
                                                   ---------  -----    ---------  -----    ---------  -----   --------  -----

Costs of Services and Sales, excluding
   depreciation and amortization:
   Eastern Hemisphere...........................        74.1   25.0         78.0   25.5        150.3   24.9      150.7   26.6
   Western Hemisphere...........................        65.8   22.2         46.1   15.0        131.2   21.7       88.5   15.6
   U.S. Gulf of Mexico..........................        24.2    8.2         21.6    7.1         47.1    7.8       44.5    7.9
   Latin America Land...........................        68.7   23.1         63.3   20.7        134.3   22.2      114.5   20.2
   E&P services.................................        24.6    8.3         23.6    7.7         49.6    8.2       41.7    7.4
   Technical services...........................        39.4   13.2         73.7   24.0         91.7   15.2      126.0   22.3
                                                   ---------  -----    ---------  -----    ---------  -----   --------  -----
        Total...................................       296.8  100.0        306.3  100.0        604.2  100.0      565.9  100.0
                                                   ---------  -----    ---------  -----    ---------  -----   --------  -----

Segment Profit (Loss), excluding depreciation
   and amortization:
   Eastern Hemisphere...........................        66.7   44.6         71.1   69.5        133.5   48.4      140.6   59.0
   Western Hemisphere...........................        50.9   34.0         43.7   42.7         94.6   34.3       86.6   36.4
   U.S. Gulf of Mexico..........................         6.0    4.0         (0.3)  (0.3)        10.1    3.7       (4.9)  (2.1)
   Latin America Land...........................        26.2   17.5         26.0   25.4         49.5   17.9       47.8   20.1
   E&P services.................................         8.4    5.6          8.9    8.7         17.7    6.4       15.4    6.5
   Technical services...........................        (8.6)  (5.7)       (47.1) (46.0)       (29.7) (10.7)     (47.3) (19.9)

Depreciation and amortization...................        66.2                60.4               132.5             122.2
General and administrative, excluding
   depreciation and amortization................        33.6                30.0                63.7              53.7
                                                   ---------           ---------           ---------          --------
Earnings from operations........................   $    49.8           $    11.9           $    79.5          $   62.3
                                                   =========           =========           =========          ========

(1) The consolidated financial information by reporting segment for the three months and the six months ended June 30, 2003 has been restated to reflect our new reporting segments and to reflect the retroactive adoption of FIN No. 46R, "Consolidation of Variable Interest Entities."

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

      Revenues. Revenues for the three months ended June 30, 2004 increased $37.7 million, or 9.2%, to $446.4 million as compared to the three months ended June 30, 2003. The increase was primarily due to our Western Hemisphere segment's increased activity offshore Mexico, improved dayrates and utilization of the jackup and platform fleet in the U.S. Gulf of Mexico, and improved rig activity in our Latin America Land segment. These increases in revenues were partially offset by revenue declines in the Eastern Hemisphere segment due to the weak market for semisubmersible rigs and resulting lower dayrates.

      Costs of Services and Sales. Costs of services and sales for the three months ended June 30, 2004 decreased $9.6 million, or 3.1%, to $296.8 million as compared to the three months ended June 30, 2003. The decrease was due primarily to a decrease in costs of sales in our technical services segment, which included construction loss provisions of $10.5 million and $46.9 million for the three months ended June 30, 2004 and 2003, respectively. Costs of services and sales in our other segments increased $24.8 million due to our Western Hemisphere segment's increased activity offshore Mexico, improved utilization of the jackup and platform fleet in the U.S. Gulf of Mexico, and improved rig activity in our Latin America Land segment. These increases in costs were partially offset by cost declines in Eastern Hemisphere due to lower utilization results from the weak market for semisubmersible rigs.

      Depreciation and Amortization. Depreciation expense for the three months ended June 30, 2004 increased $5.8 million, or 9.5%, to $66.2 million as compared to the three months ended June 30, 2003, due principally to incremental depreciation on upgrades for rigs relocated to Mexico and to other rig refurbishments and upgrades in late 2003 and in 2004.

      General and Administrative. General and administrative expenses for the three months ended June 30, 2004 increased $3.7 million, or 12.3%, as compared to the three months ended June 30, 2003. The increase was due primarily to increased audit and other professional fees due to Sarbanes-Oxley Act compliance and other projects, and an increase in Latin America Land overhead.

      Other Income (Expense). Other expense for the three months ended June 30, 2004 and 2003 was $28.4 million. Interest expense decreased by $4.2 million from the 2003 period to the 2004 period due principally to a reduction in the weighted average interest rate of our debt as a result of debt refinancings in the last half of 2003 and the first half of 2004. Other income, net in the quarter ended June 30, 2004 consisted mostly of net foreign exchange gains. Other income, net in the corresponding period in 2003 principally consisted of net foreign exchange gains on our euro and Venezuelan bolivar denominated net monetary assets.

      Income Tax Provision. Our consolidated effective income tax rate for the three months ended June 30, 2004 was 66.8% as compared to 15.2% for the corresponding period in 2003. The higher rate for the three months ended June 30, 2004 is principally the result of an increase in expected taxable income for 2004 in high effective tax rate countries in Latin America, lower net income in foreign jurisdictions with low or zero effective tax rates and lower net income in the United States due to construction losses in our Technical Services segment.

      Minority Interest. Minority interest in the three months ended June 30, 2004 increased $0.4 million, or 9.7%, as compared to the three months ended June 30, 2003, primarily due to the commencement of operations of the Kizomba A deepwater platform rig. That rig is being operated by our Angolan joint venture in West Africa in which we have a 51% interest.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

      Revenues. Revenues for the six months ended June 30, 2004 increased $75.9 million, or 9.4%, to $879.9 million as compared to the six months ended June 30, 2003. The increase was primarily due to our Western Hemisphere segment's increased activity offshore Mexico, improved dayrates and utilization of the jackup and platform rig fleets in the U.S. Gulf of Mexico, improved rig activity in our Latin America Land segment, and the growth of the E&P Services segment. These increases in revenues were partially offset by revenue declines in the Eastern Hemisphere due to the weak market for semisubmersible rigs and resulting lower dayrates, and a decline in revenues related to the design, engineering and construction of deepwater platform rigs by our Technical Services segment as we are nearing the completion of the construction and commissioning of the specialized deepwater rigs.

      Costs of Services and Sales. Costs of services and sales for the six months ended June 30, 2004 increased $38.3 million, or 6.8%, to $604.2 million as compared to the six months ended June 30, 2003. The increase was due primarily to our Western Hemisphere segment's increased activity offshore Mexico, improved utilization of the jackup and platform fleet in the U.S. Gulf of Mexico, improved rig activity in our Latin America Land segment, and the growth of the E&P Services segment. These increases in costs were partially offset by cost declines in the Eastern Hemisphere due to the lower utilization resulting from weak market for semisubmersible rigs and by a cost decrease of $34.3 million in the Technical Services segment due primarily to the construction loss provisions of $31.8 million and $46.9 million for the six months ended June 30, 2004 and 2003, respectively.

      Depreciation and Amortization. Depreciation expense for the six months ended June 30, 2004 increased $10.4 million, or 8.4%, to $132.5 million as compared to the six months ended June 30, 2003. The increase was due primarily to incremental depreciation on upgrades for rigs relocated to Mexico and to other rig refurbishments and upgrades in late 2003 and 2004.

      General and Administrative. General and administrative expenses for the six months ended June 30, 2004 increased $10.0 million, or 18.7%, to $63.7 million as compared to the six months ended June 30, 2003. The increase was due primarily to increased audit and other professional fees due to Sarbanes-Oxley Act compliance and other projects, and an increase in Latin America Land overhead.

      Other Income (Expense). Other expense for the six months ended June 30, 2004 decreased by $6.1 million, or 9.2%, as compared to the six months ended June 30, 2003. Interest expense decreased by $8.3 million from the 2003 period to the 2004 period due principally to a reduction in the weighted average interest rate of our debt as a result of debt refinancings in the last half of 2003 and the first half of 2004. Other expense, net in the six months ended June 30, 2004 consisted mostly of net foreign exchange losses, primarily in Venezuela. Other income, net in the corresponding period in 2003 principally consisted of net foreign exchange gains.

      Income Tax Provision. Our consolidated effective income tax rate for the six months ended June 30, 2004, was 67.9% as compared to a negative 25.8% for the same period in 2003. The higher rate for the six months ended June 30, 2004 is a result of the factors discussed above for the three months ended June 30, 2004. For the six months ended June 30, 2003, we recorded an overall tax provision despite having a loss before income taxes for the period, principally as a result of a change in estimate of the provision relating to tax returns for prior periods.

      We estimate that the 2004 effective income tax rate for the entire year will be approximately 85 to 90 percent. The effective tax rate for the full year is higher than for the first half of 2004 due primarily to a debt retirement charge in connection with our July refinancing transactions of approximately $31.0 million, before taxes, as described in note 11 of the notes to consolidated financial statements included in Item 1 of this quarterly report. Since the debt retirement occurred in the third quarter of 2004, we will record the entire amount of the charge and the related tax benefit in that quarter, which is expected to result in an unusually high effective tax rate in the third quarter.

      Minority Interest. Minority interest in the six months ended March 31, 2004 increased $1.1 million, or 11.5%, as compared to the six months ended June 30, 2003, primarily due to the commencement of operations of the Kizomba A deepwater platform rig. That rig is being operated by our Angolan joint venture in West Africa in which we have a 51% interest.

LIQUIDITY AND CAPITAL RESOURCES

      We had net working capital of $148.7 million and $83.1 million as of June 30, 2004 and December 31, 2003, respectively. The increase in net working capital was attributable primarily to increased accounts receivable and decreased accounts payable and accrued interest expense, offset in part by the use of cash to repay debt and to net cash outlays on rig construction projects during the six months ended June 30, 2004 of approximately $70.0 million.

Sources of Cash

      We currently have senior secured credit facilities with a group of banks and institutional lenders providing for aggregate availability of up to $800.0 million, consisting of a $300.0 million term loan maturing in July 2011 and a $500.0 million revolving credit facility maturing in July 2009. Borrowings under the revolving credit facility are available for general corporate purposes. We may obtain up to $100.0 million of letters of credit under the facility. As of July 31, 2004, $130.0 million of borrowings and an additional $29.3 million of letters of credit were outstanding under the revolving credit facility. Amounts drawn under the facilities bear interest at variable rates based on LIBOR plus a margin or prime rate plus a margin. The interest rate margin will vary based on our leverage, except that the LIBOR margin for the term loan is fixed at 1.75%. As of July 31, 2004, the interest rates on the term loan and revolving credit facility were 3.34% and 3.50%, respectively, and availability under the revolving credit facility was approximately $340.7 million.

      We may prepay the term loan at any time without penalty. In addition, we are required to prepay the term loan and, in certain cases, the revolving loans with the proceeds from (1) asset sales or casualty events (with some exceptions), (2) certain extraordinary events such as tax refunds, indemnity payments and pension reversion proceeds if availability under the new revolving credit facility plus our unrestricted cash is less than $200 million and (3) future debt issuances not permitted by the credit facilities. The senior secured credit facilities are secured by first priority liens on certain of our subsidiaries' existing and future rigs, accounts receivable, inventory and related insurance, all of the equity of our subsidiary Pride Offshore, Inc., the borrower under the facilities, and Pride Offshore's domestic subsidiaries and 65% of the stock of certain of our foreign subsidiaries. The senior secured credit facilities contain a number of covenants restricting, among other things, prepayment, redemption and repurchase of our indebtedness; distributions, dividends and repurchases of capital stock and other equity interests; acquisitions and investments; asset sales; capital expenditures; indebtedness; liens and affiliate transactions. The senior secured credit facilities also contain customary events of default, including with respect to a change of control.

     In April 2004, we completed a refinancing of our drillship loan facilities through our consolidated joint venture company that owns our ultra deepwater drillships the Pride Africa and the Pride Angola. The new and expanded drillship credit facility provides for a total credit commitment of $301.4 million, of which a $278.9 million term loan was funded at closing. The remaining $22.5 million commitment of the drillship credit facility is expected to be drawn in August 2004. Funds at closing, together with $15.4 million of previously restricted cash, were used to (i) refinance the outstanding principal balance on the prior drillship loans of $172.6 million, (ii) repay $103.6 million of loans due from the joint venture company to us, (iii) repay $10.0 million of indebtedness of the joint venture company to our joint venture partner, and (iv) pay loan transaction costs of $3.1 million. The funds paid to us were used to reduce our other outstanding debt and to improve liquidity. The new drillship loan facility matures in September 2010 and amortizes semi-annually. The drillship loan is non-recourse to us and the joint owner.

      In July 2004, we completed a private offering of $500 million aggregate principal amount of our 7 3/8% Senior Notes due 2014. Net proceeds to us (after discounts but before other expenses) were $491.1 million. We are using the net proceeds from the offering to retire $175 million aggregate principal amount of our 9 3/8% Senior Notes due 2007 and $200 million aggregate principal amount of our 10% Senior Notes due 2009, together with the applicable prepayment premium and accrued and unpaid interest, and to retire other indebtedness.

      In connection with the retirement of our 2007 notes and 2009 notes, we commenced an offer to purchase the notes at 37.5 basis points over the respective redemption prices described below. We purchased a total of $110.6 million aggregate principal amount of the 2007 notes and $127.6 million aggregate principal amount of 2009 notes pursuant to the tender offer. The remaining notes were redeemed on August 6, 2004 at redemption prices of 101.563% of the principal amount of the 2007 notes and 105.000% of the principal amount of the 2009 notes, in each case plus accrued and unpaid interest to the redemption date.

      The new notes contain provisions that limit our ability and the ability of our subsidiaries to enter into transactions with affiliates; pay dividends and make other restricted payments; incur debt and issue preferred stock; incur dividend or other payment restrictions affecting our subsidiaries; sell assets; engage in sale and leaseback transactions; create liens; and consolidate, merge or transfer all or substantially all of our assets. Many of these restrictions will terminate if the notes are rated investment grade by either Standard & Poor's Ratings Services or Moody's Investors Service, Inc and, in either case, the notes have a specified minimum rating by the other rating agency. We are required to offer to repurchase the notes in connection with specified change in control events that result in a ratings decline.

Rig Construction Projects

      In 2003, we recorded a provision for expected losses on deepwater platform rig construction projects of $98.4 million. During the first six months of 2004, we recorded additional loss provisions totaling $31.8 million related to expected losses on the deepwater platform rig construction projects. We expect approximately $21.0 million of cash receipts from the projects after June 30, 2004 in excess of the cash outlays after that date to complete the projects, which would positively impact liquidity for the remainder of 2004 and the first nine months of 2005.

Capital Expenditures

      Additions to property and equipment during the six months ended June 30, 2004 totaled $74.3 million and primarily related to sustaining capital projects and to the $16.0 million purchase of the Al Baraka I tender-assisted drilling rig. Capital expenditures for the remainder of 2004 are expected to be approximately $72.5 million.

Contractual Obligations

      As of June 30, 2004, we had approximately $4.3 billion in total assets and $2.0 billion of long-term debt and capital lease obligations. Although we do not expect that our level of total indebtedness will have a material adverse impact on our financial position, results of operations or liquidity in future periods, it may limit our flexibility in certain areas. Please read "Risk Factors -- We may be considered highly leveraged. Our significant debt levels and debt agreement restrictions may limit our liquidity and flexibility in obtaining additional financing and in pursuing other business opportunities" in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2003.

      For additional information about our contractual obligations as of December 31, 2003, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Contractual Obligations" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003. As of June 30, 2004, there were no material changes to such disclosure regarding our contractual obligations made in the annual report.

Investment in Joint Venture

      We own a 30.0% equity interest in a joint venture company that is currently completing construction of two dynamically-positioned, deepwater semisubmersible drilling rigs, the Pride Portland and the Pride Rio de Janeiro. The Pride Portland is currently in Curacao undergoing final commissioning, and the Pride Rio de Janeiro is currently undergoing final commissioning in Brazil. The joint venture company has financed the cost of construction of these rigs through equity contributions and fixed rate notes, with repayment of the notes guaranteed by the United States Maritime Administration ("MARAD"). The notes are non-recourse to any of the joint venture owners, except that, in order to make available an additional $21.9 million under the MARAD-guaranteed notes to fund the project through the sea and drilling trial stage for each rig, we have provided:

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

      Our joint venture partner has agreed to reimburse us its proportionate share of any draws under the letter of credit or payments under the guarantees. To secure those reimbursements, we had set-off rights against, and rights to keep as collateral any payments on, our convertible senior notes held by the joint venture partner. In July 2004, we repaid the notes and kept as collateral $17.5 million of cash to cover the partner's proportionate share of draws, if any, under the letter of credit.

      We currently expect that funds in excess of the additional $21.9 million will not be required to get the rigs through the sea and drilling trial stage and obtain their class certificates. Additional funds may, however, be required. Any additional funding is expected to be made by additional capital contributions by the joint venture partners.

      The cost of construction not funded under the MARAD-guaranteed notes is being provided by the joint venture company from equity contributions that have been made by the joint venture partners. Through June 30, 2004, our equity investment in the joint venture totaled $35.9 million, including capitalized interest of $7.9 million.

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

      If the joint venture company failed to cover its debt service requirements, a default would occur under the fixed rate notes guaranteed by MARAD. MARAD would then be entitled to foreclose on the mortgages related to the Pride Portland and the Pride Rio de Janeiro and take possession of the two rigs.

Other Sources and Uses of Cash

      As of June 30, 2004, $47.8 million of our cash balances, which amount is included in restricted cash, consisted of funds held in trust in connection with our drillship and semisubmersible loans and, accordingly, was not available for our use. We believe that the cash and cash equivalents on hand, together with the cash generated from our operations and borrowings under our credit facilities, will be adequate to fund normal ongoing capital expenditures, working capital and debt service requirements for the foreseeable future.

      We may redeploy additional assets to more active regions in 2004 if we have the opportunity to do so on attractive terms; however, we expect fewer opportunities for redeployments than in 2002 and 2003. From time to time, we have one or more bids outstanding for contracts that could require significant capital expenditures and mobilization costs. We expect to fund project opportunities primarily through a combination of working capital, cash flow from operations and borrowings under our revolving credit facilities.

      In addition, we may consider from time to time opportunities to dispose of certain assets or groups of assets when we believe the capital could be more effectively deployed to reduce debt or for other purposes. We have engaged a financial advisor to assist us in the possible sale of selected asset packages. We have provided interested parties information about those asset packages and are in the process of soliciting bids. There can be no assurance that we will receive any bids for any of the asset packages or that any bids we do receive will be acceptable to us. We expect to use any proceeds we receive from these asset sales to repay debt.

      In addition to the matters described in this " -- Liquidity and Capital Resources" section, please read " -- Segment Review" for additional matters that may have a material impact on our liquidity.

      FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included in this quarterly report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

      - market conditions, expansion and other development trends in the contract drilling industry

      - our ability to enter into new contracts for our rigs and future utilization rates and contract rates for rigs

      - future capital expenditures and investments in the construction, acquisition and refurbishment of rigs (including the amount and nature thereof and the timing of completion thereof)

      - estimates of profit or loss and cash flows from performance of lump-sum rig construction contracts

      -     future asset sales

      -     completion and employment of rigs under construction

      -     repayment of debt

      - utilization of net operating loss carryforwards and future effective income tax rates

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      For information regarding our exposure to certain market risks, see "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes to the disclosure regarding our exposure to certain market risks made in the annual report. For additional information regarding our long-term debt, see Note 3 and Note 11 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Beginning with the year ending December 31, 2004, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report of management with our annual report on Form 10-K. The internal control report must contain (1) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting for our company,
(2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our independent auditors have issued an attestation report on management's assessment of our internal control over financial reporting. In order to achieve compliance with Section 404 within the prescribed period, management has formed an internal control steering committee, engaged outside consultants and adopted a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control weaknesses that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. As a result of this initiative, we may make changes in our internal control over financial reporting from time to time during the period prior to December 31, 2004. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, we made significant changes in our internal controls over financial reporting in 2003 and through the date of those reports. There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Our annual meeting of stockholders was held in Houston, Texas on May 18, 2004 for the purpose of voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation. There were 16,744,034 shares of common stock not voted at the meeting.

      Stockholders approved the election of eight directors, each to serve for a one-year term, by the following votes:

NAME                                                FOR                  WITHHELD
----                                                ---                  --------
Robert L. Barbanell.......................       113,344,698             2,593,655
Paul A. Bragg.............................       112,883,664             3,054,689
David A. B. Brown.........................       114,159,092             1,779,261
J.C. Burton...............................       112,741,554             3,196,799
Jorge E. Estrada..........................       112,999,427             2,938,926
William E. Macaulay.......................       112,729,820             3,208,533
Ralph D. McBride..........................        91,390,356            24,547,997
David B. Robson...........................       111,422,129             4,516,224

      Stockholders approved the 2004 Directors' Stock Incentive Plan by the following vote:

For.......................................       71,223,773
Against...................................       27,894,202
Abstain...................................           76,344

        Stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2004 by the following vote:

For.......................................       115,342,831
Against...................................           556,704
Abstain...................................            38,818

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits*

10.1 Employment/Non-Competition/Confidentiality Agreement dated June 10, 2004 between Pride and Lonnie D. Bane

10.2 Employment/Non-Competition/Confidentiality Agreement dated June 2, 2004 between Pride and Steven D. Oldham

10.3 Employment/Non-Competition/Confidentiality Agreement dated June 2, 2004 between Pride and Douglas G. Smith

10.4 Employment/Non-Competition/Confidentiality Agreement dated July 1, 2004 between Pride and Mario Kricorian

10.5 Pride International, Inc. 2004 Directors' Stock Incentive Plan (incorporated by reference to Appendix C to Pride's Proxy Statement on
      Schedule 14A for the 2004 Annual Meeting of Stockholders, File No.
      1-13289).

12    Computation of Ratio of Earnings to Fixed Charges

15    Accountant's Awareness Letter

31.1 Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of the Chief Executive Officer and the Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------
* Pride and its subsidiaries are parties to several debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii) (A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.

(b)   Reports on Form 8-K

      In a Current Report on Form 8-K submitted to the SEC on April 13, 2004, we filed pursuant to Item 5 and Item 7 of Form 8-K information regarding certain organizational changes.

      In a Current Report on Form 8-K submitted to the SEC on June 15, 2004, we filed pursuant to Item 5 and Item 7 of Form 8-K information regarding a private offering of $400 million aggregate principal amount of senior unsecured notes pursuant to Rule 135c under the Securities Act of 1933.

      In a Current Report on Form 8-K submitted to the SEC on June 23, 2004, we filed pursuant to Item 5 and Item 7 of Form 8-K information regarding a private offering of $500 million aggregate principal amount of 7 3/8% Senior Notes due 2014 pursuant to Rule 135c under the Securities Act of 1933.

      In a Current Report on Form 8-K submitted to the SEC on June 29, 2004, we filed pursuant to Item 5 and Item 7 of Form 8-K the purchase agreement, information about us contained in the offering memorandum and other information regarding a private offering of $500 million aggregate principal amount of 7 3/8% Senior Notes due 2014.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            PRIDE INTERNATIONAL, INC.

                                            By:         /s/ Douglas Smith
                                                --------------------------------
                                                        DOUGLAS G. SMITH
                                                   VICE PRESIDENT, CONTROLLER
                                                  AND CHIEF ACCOUNTING OFFICER

Date: August 6, 2004

                               INDEX TO EXHIBITS

10.1 Employment/Non-Competition/Confidentiality Agreement dated June 10, 2004 between Pride and Lonnie D. Bane

10.2 Employment/Non-Competition/Confidentiality Agreement dated June 2, 2004 between Pride and Steven D. Oldham

10.3 Employment/Non-Competition/Confidentiality Agreement dated June 2, 2004 between Pride and Douglas G. Smith

10.4 Employment/Non-Competition/Confidentiality Agreement dated July 1, 2004 between Pride and Mario Kricorian

10.5 Pride International, Inc. 2004 Directors' Stock Incentive Plan (incorporated by reference to Appendix C to Pride's Proxy Statement on
      Schedule 14A for the 2004 Annual Meeting of Stockholders, File No.
      1-13289).

12    Computation of Ratio of Earnings to Fixed Charges

15    Accountant's Awareness Letter

31.1 Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of the Chief Executive Officer and the Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------
* Pride and its subsidiaries are parties to several debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii) (A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.