Form 10-Q
period 2004-09-30
PRIDE INTERNATIONAL INC
filed 2004-11-03
CIK 833081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-13289

PRIDE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0069030 (I.R.S. Employer Identification No.)

5847 San Felipe, Suite 3300 Houston, Texas (Address of principal executive offices)	77057 (Zip Code)

(713) 789-1400
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [✓] NO [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [✓] NO [ ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date.

Common Stock, par value $.01 per share	Outstanding as of October 31, 2004 136,257,951

PRIDE INTERNATIONAL, INC.

INDEX

Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheet as of September 30, 2004 and December 31, 2003 (unaudited)	2
Consolidated Statement of Operations for the three months ended September 30, 2004 and 2003 (unaudited)	3
Consolidated Statement of Operations for the nine months ended September 30, 2004 and 2003 (unaudited)	4
Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 and 2003 (unaudited)	5
Notes to Unaudited Consolidated Financial Statements	6
Report of Independent Registered Public Accounting Firm	16
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	29
Item 4. Controls and Procedures	29
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	30
Item 6. Exhibits	30
Signatures	31
Credit Agreement
Supplemental Executive Retirement Plan
SERP Participation Agreement - John R. Blocker, Jr.
SERP Participation Agreement - Paul A. Bragg
SERP Participation Agreement - John C. G. O'Leary
SERP Participation Agreement - Louis A. Raspino
1st Amend. to Employment Agreement - John R. Blocker, Jr.
1st Amend. to Employment Agreement - Gary Casswell
Computation of Ratio Earnings to Fixed Charges
Accountant's Awareness Letter
Certification of CEO pursuant to Section 302
Certification of CFO pursuant to Section 302
Certification of CEO and CFO pursuant to Section 906

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRIDE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET
(In thousands, except par values)
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$64,375	$69,134
Restricted cash	29,537	38,840
Trade receivables, net	399,434	371,510
Parts and supplies, net	72,148	73,763
Deferred income taxes	2,330	3,371
Other current assets	153,253	170,306

Total current assets	721,077	726,924

PROPERTY AND EQUIPMENT, net	3,349,408	3,446,331

OTHER ASSETS
Investments in and advances to affiliates	40,047	33,984
Goodwill	68,134	69,014
Other assets	82,822	102,177

Total other assets	191,003	205,175

	$4,261,488	$4,378,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$165,504	$163,707
Accrued expenses	207,063	260,098
Deferred income taxes	957	957
Short-term borrowings	2,213	27,555
Current portion of long-term debt	84,718	188,737
Current portion of long-term lease obligations	10,412	2,749

Total current liabilities	470,867	643,803

OTHER LONG-TERM LIABILITIES	33,726	54,423
LONG-TERM DEBT, net of current portion	1,900,434	1,805,099
LONG-TERM LEASE OBLIGATIONS, net of current portion	366	9,979
DEFERRED INCOME TAXES	56,383	59,378
MINORITY INTEREST	111,027	102,969
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 50,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 400,000 shares authorized; 136,405 and 135,769 shares issued; 136,038 and 135,400 shares outstanding, respectively	1,364	1,358
Paid-in capital	1,271,311	1,261,073
Treasury stock, at cost	(4,409)	(4,409)
Accumulated other comprehensive loss	(313)	(124)
Deferred compensation	(1,756)	—
Retained earnings	422,488	444,881

Total stockholders’ equity	1,688,685	1,702,779

	$4,261,488	$4,378,430

The accompanying notes are an integral part of the consolidated financial statements.

PRIDE INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2004	2003
REVENUES
Services	$436,439	$440,180
Sales	6,335	10,654

Total revenues	442,774	450,834

COSTS OF SERVICES AND SALES, excluding depreciation and amortization
Services	268,624	262,598
Sales	6,987	14,055

Total costs of services and sales, excluding depreciation and amortization	275,611	276,653

DEPRECIATION AND AMORTIZATION	66,329	63,625
GENERAL AND ADMINISTRATIVE, excluding depreciation and amortization	36,305	27,609

EARNINGS FROM OPERATIONS	64,529	82,947
OTHER INCOME (EXPENSE)
Interest expense	(31,213)	(32,505)
Refinancing charges	(30,798)	(6,141)
Interest income	1,101	255
Other income (expense), net	(2,357)	768

Total other expense, net	(63,267)	(37,623)

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST	1,262	45,324
INCOME TAX PROVISION	11,861	10,596
MINORITY INTEREST	7,551	6,015

NET EARNINGS (LOSS)	$(18,150)	$28,713

NET EARNINGS (LOSS) PER SHARE
Basic	$(0.13)	$0.21
Diluted	$(0.13)	$0.19
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	135,887	135,131
Diluted	135,887	155,466

The accompanying notes are an integral part of the consolidated financial statements.

PRIDE INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
REVENUES
Services	$1,264,142	$1,167,919
Sales	58,555	86,951

Total revenues	1,322,697	1,254,870

COSTS OF SERVICES AND SALES, excluding depreciation and amortization
Services	788,776	708,696
Sales	91,020	133,830

Total costs of services and sales, excluding depreciation and amortization	879,796	842,526

DEPRECIATION AND AMORTIZATION	198,833	185,776
GENERAL AND ADMINISTRATIVE, excluding depreciation and amortization	100,033	81,319

EARNINGS FROM OPERATIONS	144,035	145,249
OTHER INCOME (EXPENSE)
Interest expense	(91,729)	(101,071)
Refinancing charges	(30,798)	(6,370)
Interest income	2,188	1,328
Other income (expense), net	(2,937)	2,398

Total other expense, net	(123,276)	(103,715)

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST	20,759	41,534
INCOME TAX PROVISION	25,094	11,572
MINORITY INTEREST	18,058	15,442

NET EARNINGS (LOSS)	$(22,393)	$14,520

NET EARNINGS (LOSS) PER SHARE
Basic	$(0.17)	$0.11
Diluted	$(0.17)	$0.11
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	135,704	134,506
Diluted	135,704	136,270

The accompanying notes are an integral part of the consolidated financial statements.

PRIDE INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
OPERATING ACTIVITIES
Net earnings (loss)	$(22,393)	$14,520
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities –
Depreciation and amortization	198,833	185,776
Discount amortization on zero coupon convertible debentures	61	1,795
Amortization and write-offs of deferred financing costs	19,022	6,579
Loss on sale of assets	2,713	57
Deferred income taxes	(732)	(24,986)
Minority interest	18,058	15,442
Changes in assets and liabilities
Trade receivables	(27,924)	(104,020)
Parts and supplies	1,615	(12,782)
Other current assets	10,807	(49,702)
Other assets	6,477	49,649
Accounts payable	6,191	2,436
Accrued expenses	(52,155)	3,217
Other liabilities	(17,983)	(29,481)

Net cash provided by operating activities	142,590	58,500

INVESTING ACTIVITIES
Purchases of property and equipment	(111,097)	(179,303)
Proceeds from dispositions of property and equipment	1,475	1,190
Investments in and advances to affiliates	(6,063)	(2,188)

Net cash used in investing activities	(115,685)	(180,301)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,535	16,265
Proceeds from exercise of stock options	4,703	2,519
Proceeds from debt borrowings	1,098,721	459,077
Repayments of borrowings	(1,135,926)	(442,565)
Repayment of joint venture partner debt	(10,000)	—
Change in restricted cash	9,303	13,008

Net cash provided by (used in) financing activities	(31,664)	48,304

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,759)	(73,497)
CASH AND CASH EQUIVALENTS, beginning of period	69,134	133,986

CASH AND CASH EQUIVALENTS, end of period	$64,375	$60,489

The accompanying notes are an integral part of the consolidated financial statements.

PRIDE INTERNATIONAL INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. General

Principles of Consolidation and Reporting

     The unaudited consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Pride International, Inc. (the “Company” or “Pride”) and its wholly-owned and majority owned subsidiaries included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Unless the context indicates otherwise, references to the “Company” or “Pride” include Pride International, Inc. and its wholly owned and majority-owned subsidiaries.

     In the opinion of management, the unaudited consolidated financial information included herein reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for a full year or any other interim period.

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

     In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (revised December 2003).” FIN No. 46R requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity’s expected losses, receive a majority of the variable interest entity’s expected residual returns, or both. It was determined that the unaffiliated trust with which the Company completed the sale and leaseback of the Pride South America semisubmersible drilling rig in February 1999 would qualify for consolidation as a variable interest entity in which the Company is the primary beneficiary, as defined. The Company elected in the fourth quarter of 2003 to adopt retroactively the provisions of FIN No. 46R and to restate previously issued financial statements for the applicable periods for comparability purposes. The effect on the Company’s consolidated statement of operations for the three months and nine months ended September 30, 2003 was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2003
	(In thousands, except per share amounts)
Net earnings — as reported	$28,494	$13,831
Add:
Lease rental expenses included in reported net earnings	3,177	9,531
Deduct:
Depreciation expense	(946)	(2,838)
Interest expense	(2,012)	(6,004)

Net earnings — as adjusted	$28,713	$14,520

Net earnings per share:
As reported:
Basic	$0.21	$0.10
Diluted	$0.19	$0.10
As adjusted:
Basic	$0.21	$0.11
Diluted	$0.19	$0.11

PRIDE INTERNATIONAL INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income

     Comprehensive income is the change in the Company’s equity from all transactions except those resulting from investments by or distributions to owners. Comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Net earnings (loss)	$(18,150)	$28,713	$(22,393)	$14,520
Foreign currency translation gain (loss), net	1,559	112	(189)	4,438

Comprehensive income (loss)	$(16,591)	$28,825	$(22,582)	$18,958

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

Rig Construction Contracts

     In 2001 and 2002, the Company’s technical services group entered into lump-sum contracts to design, engineer, manage construction of and commission four deepwater platform drilling rigs for certain of the Company’s significant customers. Construction contract revenues and related costs are recognized under the percentage-of-completion method of accounting using measurements of progress toward completion appropriate for the work performed, such as man-hours, costs incurred or physical progress. Accordingly, in connection with the preparation of the Company’s quarterly consolidated financial statements, following the end of each quarter the Company updates its evaluation of its contract price and cost estimates related to the projects and reflects in its results of operations any revisions in these estimates based on that evaluation. To the extent these revisions result in an increase in previously reported losses with respect to a project, the Company would recognize a charge against current earnings, which could be material.

Stock-Based Compensation

     The Company uses the intrinsic value based method of accounting for stock-based compensation prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. Under this method, the Company records no compensation expense for stock options granted when the exercise price for options granted is equal to the fair market value of the Company’s stock on the date of the grant.

     If the fair value based method of accounting prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” had been applied, the Company’s pro forma net earnings (loss), net earnings (loss) per share and stock-based compensation cost would approximate the amounts indicated below. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

PRIDE INTERNATIONAL INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net earnings (loss), as reported	$(18,150)	$28,713	$(22,393)	$14,520
Add: Stock-based compensation included in reported net earnings (loss), net of tax	304	—	334	—
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(3,016)	(1,999)	(9,639)	(8,951)

Pro forma net earnings (loss)	$(20,862)	$26,714	$(31,698)	$5,569

Net earnings (loss) per share:
Basic — as reported	$(0.13)	$0.21	$(0.17)	$0.11
Basic — pro forma	$(0.15)	$0.20	$(0.23)	$0.04
Diluted — as reported	$(0.13)	$0.19	$(0.17)	$0.11
Diluted — pro forma	$(0.15)	$0.18	$(0.23)	$0.04

     In January 2004, the Company awarded a total of 125,000 restricted shares to certain key employees pursuant to the Company’s long-term incentive plan. In May 2004, the Company awarded a total of 13,800 restricted shares to the Company’s non-employee directors pursuant to the Company’s directors’ stock incentive plan. The Company recorded unearned compensation as a reduction of stockholders’ equity based on the closing price of the Company’s common stock on the date of grant. The unearned compensation is being recognized ratably over the applicable vesting period.

Reclassifications

     Certain reclassifications have been made to the prior periods’ condensed consolidated financial statements to conform with the current period presentation.

2. Construction Projects

     In 2001 and 2002, the Company’s technical services group entered into lump-sum contracts to design, engineer, manage construction of and commission four deepwater platform drilling rigs for installation on spars and tension-leg platforms. The Company entered into these lump-sum contracts in connection with long-term contracts to provide drilling operations management of the rigs once they have been installed on platforms. The first rig was completed and delivered in 2003, the second rig was completed and delivered in the second quarter of 2004, and the third rig was completed in the second quarter of 2004 and delivered early in the third quarter of 2004. The final rig is on location at the customer’s platform construction site for integration into the unit. Our commissioning of the rig is expected to continue until the platform is completed and delivered in the first quarter of 2005.

     For the nine month period ended September 30, 2004, the Company recorded loss provisions totaling $32.5 million relating to the construction of the rigs, including a loss provision of $0.7 million for the three month period ended September 30, 2004. The 2004 loss provisions principally consisted of additional provisions for higher commissioning costs for the rigs, the costs of settling certain commercial disputes and renegotiations of commercial terms with shipyards, equipment vendors and other sub-contractors, completion issues at the shipyard constructing the final two rigs and revised estimates for other cost items. For the three month and nine month periods ended September 30, 2003, the Company recorded loss provisions of $3.4 million and $46.9 million, respectively, related to the rig construction projects. As of September 30, 2004, the cumulative losses recorded on the projects was $130.9 million. The revenues and costs of the construction projects are included in the sales components of revenues and costs of sales, respectively, on the Company’s consolidated statement of operations.

     A variety of events could require the Company to revise its estimates in future periods and could result in further cost overruns to complete these projects, which could be material, and would require the Company to record additional loss provisions. Such events could include, among others, variations in labor and equipment productivity over the remaining construction period, unanticipated cost increases, engineering changes, project management issues,

PRIDE INTERNATIONAL INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

shortages of equipment, materials or skilled labor, weather delays, unscheduled delays in the delivery of ordered materials and equipment, work stoppages or other delays.

3. Debt

Short-Term Borrowings

     As of September 30, 2004, the Company had agreements with several banks for uncollateralized short-term lines of credit totaling $40.9 million, primarily denominated in U.S. dollars. Of these facilities, $38.7 million are renewable annually and bear interest at variable rates based on LIBOR. As of September 30, 2004, $2.2 million was outstanding under these facilities and $38.7 million was available.

Long-Term Debt

     Long-term debt consisted of the following:

	September 30,	December 31,
	2004	2003
	(In thousands)
Senior secured term loan	$300,000	$197,000
Senior secured revolving credit facilities	85,000	288,000
7 3/8% Senior Notes due 2014, net of discount	497,400	—
9 3/8% Senior Notes due 2007	—	175,000
10% Senior Notes due 2009	—	200,000
2 ½% Convertible Senior Notes Due 2007	300,000	300,000
3 ¼% Convertible Senior Notes Due 2033	300,000	300,000
Zero Coupon Convertible Senior Debentures Due 2021	—	4
Zero Coupon Convertible Subordinated Debentures Due 2018	—	1,098
Senior convertible notes due 2004	—	85,853
Drillship loans	286,964	182,674
Semisubmersible loans due 2004 to 2008	215,788	260,558
Limited-recourse collateralized term loans	—	3,649

	1,985,152	1,993,836
Current portion of long-term debt	84,718	188,737

Long-term debt, net of current portion	$1,900,434	$1,805,099

     In July 2004, the Company completed a private offering of $500 million principal amount of 7 3/8% Senior Notes due 2014 (the “7 3/8% Senior Notes”) and entered into new senior secured credit facilities with aggregate availability of up to $800 million, consisting of a $300 million term loan and a $500 million revolving credit facility.

     Borrowings under the revolving credit facility are available for general corporate purposes. As of September 30, 2004, $85.0 million of borrowings were outstanding under the facility. The Company may obtain up to $100 million of letters of credit under the facility. As of September 30, 2004, $28.9 million of letters of credit were outstanding under the facility. Amounts drawn under the facilities bear interest at variable rates based on LIBOR plus a margin or prime rate plus a margin. The interest rate margin will vary based on the Company’s leverage, except that the LIBOR margin for the term loan is fixed at 1.75%. As of September 30, 2004, the interest rates on the term loan and revolving credit facility were 3.3% and 3.5%, respectively, and availability under the revolving credit facility was approximately $386.1 million.

     The revolving credit facility will mature in July 2009 and the term loan will mature in July 2011 (with amortization on the term loan of 0.25% per quarter prior to maturity). The Company may prepay the term loan at any time without penalty. Additionally, the Company is required to prepay the term loan and, in certain cases, the revolving loans with the proceeds from (i) asset sales or casualty events (with some exceptions), (ii) certain extraordinary events such as tax refunds, indemnity payments and pension reversion proceeds if availability under the

PRIDE INTERNATIONAL INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

new revolving credit facility plus the Company’s unrestricted cash is less than $200 million and (iii) future debt issuances not permitted by the credit facilities.

     The senior secured credit facilities are secured by first priority liens on certain of the Company’s subsidiaries’ existing and future rigs, accounts receivable, inventory and related insurance, all of the equity of the Company’s subsidiary Pride Offshore, Inc., the borrower under the facilities, and Pride Offshore’s domestic subsidiaries and 65% of the stock of certain of the Company’s foreign subsidiaries. The senior secured credit facilities contain a number of covenants restricting, among other things, prepayment, redemption and repurchase of the Company’s indebtedness; distributions, dividends and repurchases of capital stock and other equity interests; acquisitions and investments; asset sales; capital expenditures; indebtedness; liens and affiliate transactions. The senior secured credit facilities also contain customary events of default, including with respect to a change of control.

     The 7 3/8% Senior Notes contain provisions that limit the Company’s ability to enter into transactions with affiliates; pay dividends and make other restricted payments; incur debt and issue preferred stock; incur dividend or other payment restrictions affecting the Company’s subsidiaries; sell assets; engage in sale and leaseback transactions; create liens; and consolidate, merge or transfer all or substantially all of the Company’s assets. Many of these restrictions will terminate if the notes are rated investment grade by either Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. and, in either case, the notes have a specified minimum rating by the other rating agency. The Company is required to offer to repurchase the notes in connection with specified change in control events that result in a ratings decline. The notes are subject to redemption, in whole or in part, at the option of the Company at any time on or after July 15, 2009 at redemption prices starting at 103.688% of the principal amount redeemed and declining to 100% by July 15, 2012. Prior to July 15, 2009, the Company may redeem some or all of the notes at 100% of the principal amount plus a make-whole premium. Prior to July 15, 2007, the Company also may redeem up to 35% of the notes from the proceeds of certain equity offerings at a specified redemption price.

     The Company used the net proceeds from the offering of the 7 3/8% Senior Notes of $491.1 million (after discounts but before other expenses) to retire $175 million aggregate principal amount of its 9 3/8% Senior Notes due 2007 and $200 million aggregate principal amount of its 10% Senior Notes due 2009, together with the applicable prepayment premium and accrued and unpaid interest, and to retire other indebtedness, including its senior convertible notes due 2004. Proceeds from the term loan and initial borrowings of approximately $95 million under the revolving credit facility were used to refinance amounts outstanding under other credit facilities of the Company. In connection with the retirement of the 9 3/8% Senior Notes and 10% Senior Notes, the Company commenced an offer to purchase the notes at 37.5 basis points over the respective redemption prices described below. The Company purchased a total of $110.6 million aggregate principal amount of the 9 3/8% Senior Notes and $127.6 million aggregate principal amount of the 10% Senior Notes pursuant to the tender offer. The remaining notes were redeemed on August 6, 2004 at redemption prices of 101.563% of the principal amount of the 9 3/8% Senior Notes and 105.000% of the principal amount of the 10% Senior Notes, in each case plus accrued and unpaid interest to the redemption date.

     In connection with the early retirement of (i) the 9 3/8% Senior Notes and the 10% Senior Notes, including the redemption of the notes outstanding following completion of the tender offer, and (ii) the senior secured term loan and the senior secured revolving credit facilities, the Company recognized in the third quarter of 2004 refinancing charges of approximately $30.8 million, consisting of the tender offer premium, prepayment premiums and the write-off of unamortized deferred financing costs related to the retired debt.

     In April 2004, the Company completed a refinancing of its drillship loan facilities through its consolidated joint venture company that owns the drillships the Pride Africa and the Pride Angola. The new and expanded drillship credit facility provides for a total credit commitment of $301.4 million, of which a $278.9 million term loan was funded at closing and $22.5 million was funded in August 2004. Funds at closing, together with $15.4 million of previously restricted cash held by the joint venture, were used to (i) refinance the outstanding principal balance on the

PRIDE INTERNATIONAL INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

prior drillship loans of $172.6 million, (ii) repay $103.6 million of loans due from the joint venture company to the Company, (iii) repay $10.0 million of indebtedness of the joint venture company to the joint venture partner, and (iv) pay loan transaction costs of $3.1 million. The $22.5 million funding in August was used to repay loans due from the joint venture company to the Company. The funds paid to the Company were used to reduce the Company’s other outstanding debt and to improve liquidity. The new drillship loan facility matures in September 2010 and amortizes semi-annually. The drillship loan is non-recourse to the Company and the joint owner.

     As of September 30, 2004, $29.5 million of the Company’s cash balances, which amount is included in restricted cash, consists of funds held in trust in connection with the Company’s drillship and semisubmersible loans and, accordingly, is not available for use by the Company other than to meet scheduled principal and interest payments under the loan agreements.

4. Income Taxes

     The Company’s consolidated effective income tax rate for the three months ended September 30, 2004 was 940.0% as compared to 23.4% for the corresponding period in 2003. The higher rate for the three months ended September 30, 2004 is principally because the debt refinancing charges described in Note 3 and construction losses described in Note 2 reduced income without a proportional reduction in income taxes. The Company recorded the entire amount of the debt refinancing charges and the related tax benefit in the third quarter of 2004. The rate is also impacted by an increase in expected taxable income for 2004 in high effective tax rate countries in Latin America and lower net income in foreign jurisdictions with low or zero effective tax rates.

     For the nine months ended September 30, 2004, the consolidated effective income tax rate was 120.9% as compared to 27.9% for the same period in 2003. The higher rate for the nine months ended September 30, 2004 is a result of the factors discussed above for the three months ended September 30, 2004.

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

     The following table presents information to calculate basic and diluted net earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Net earnings (loss)	$(18,150)	$28,713	$(22,393)	$14,520
Interest expense on convertible debentures and notes	—	2,299	—	—
Income tax effect	—	(805)	—	—

Adjusted net earnings (loss)	$(18,150)	$30,207	$(22,393)	$14,520

Weighted average shares outstanding	135,887	135,131	135,704	134,506
Convertible debentures and notes	—	18,171	—	—
Stock options	—	2,164	—	1,764

Adjusted weighted average shares outstanding	135,887	155,466	135,704	136,270

     The calculation of diluted weighted average shares outstanding for the three months ended September 30, 2004 and 2003 excludes 36.8 million and 18.3 million common shares, respectively, and 38.7 million and 33.6 million common shares for the nine months ended September 30, 2004 and 2003, respectively, issuable pursuant to

PRIDE INTERNATIONAL INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

convertible debt and outstanding options. These shares were excluded because their effect was antidilutive or the exercise price of stock options exceeded the average price of the Company’s common stock for the period.

6. Investment in Joint Venture

     The Company has a 30.0% equity interest in a joint venture company that is currently completing construction of two dynamically-positioned, deepwater semisubmersible drilling rigs, the Pride Portland and the Pride Rio de Janeiro. The Pride Portland is currently in Curacao undergoing final commissioning, and the Pride Rio de Janeiro is currently undergoing final commissioning in Brazil. The joint venture company has financed the cost of construction of these rigs through equity contributions and fixed rate notes, with repayment of the notes guaranteed by the United States Maritime Administration (“MARAD”). The notes are non-recourse to any of the joint venture owners, except that, in order to make available an additional $21.9 million under the MARAD-guaranteed notes to fund the project through the sea and drilling trial stage for each rig, the Company has provided:

•	a $25.0 million letter of credit to secure principal and interest payments due under the notes, the payment of costs of removing or contesting liens on the rigs and the payment of debt of the joint venture company to MARAD in the event MARAD’s guarantee is drawn;

•	a guarantee of any cash in excess of the additional $21.9 million required to get the rigs through the sea and drilling trial stage and obtain their class certificates; and

•	a guarantee of the direct costs of the voyage of each rig from any foreign jurisdiction in which it is located to a U.S. Gulf port nominated by MARAD in the event of a default prior to the rig obtaining a charter of at least three years in form and substance satisfactory to MARAD and at a rate sufficient to pay operating costs and debt service.

     The Company’s joint venture partner has agreed to reimburse the Company that partner’s proportionate share of any draws under the letter of credit or payments under the guarantees. The Company is holding cash collateral of $17.5 million to cover the partner’s proportionate share of draws, if any, under the letter of credit and has included the corresponding liability of $17.5 million in accrued expenses.

     The Company currently expects that funds in excess of the additional $21.9 million will not be required to get the rigs through the sea and drilling trial stage and obtain their class certificates. Additional funds may, however, be required. Any additional funding is expected to be made by cash advances from the joint venture partners.

     The Pride Portland and Pride Rio de Janeiro are being built to operate under long-term contracts with Petrobras; however, Petrobras has given notice of cancellation of those contracts for late delivery. Based on current demand for deepwater drilling rigs, the Company believes that Petrobras or another customer will employ the Pride Portland and Pride Rio de Janeiro under new or amended contracts. There can be no assurance, however, that either the Pride Portland or the Pride Rio de Janeiro will be contracted to Petrobras or to any other customer. If no contract is obtained before the rigs are commissioned, the rigs will be stacked. In this case, the joint venture partners would need to advance further funds to the joint venture company to allow it to pay stacking costs (estimated to be approximately $1 million per rig per month) as well as principal and interest payments on the debt as they become due since the joint venture company would have no alternative source of funds to allow it to make such payments. The joint venture company made principal and interest payments totaling $3.6 million and $10.8 million in January and July 2004, respectively. The payments were funded by cash advances from the joint venture partners, of which the Company’s share was 30%. Additional principal and interest payments of approximately $12.3 million are due in the fourth quarter of 2004. Principal and interest payments totaling approximately $45.1 million are due in 2005.

     If the joint venture company failed to cover its debt service requirements, a default would occur under the fixed rate notes guaranteed by MARAD. MARAD would then be entitled to foreclose on the mortgages related to the Pride Portland and the Pride Rio de Janeiro and take possession of the two rigs.

     As of September 30, 2004, the Company’s investment in the joint venture was approximately $39.9 million, including capitalized interest of $8.2 million.

PRIDE INTERNATIONAL INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

8. Commitments and Contingencies

     In July 2004, the India Supreme Court agreed to hear the Indian Customs Department’s claim against the Company regarding the importation of the Pride Pennsylvania and related customs issues. The Customs, Excise and Gold (Control) Appellate Tribunal (“CEGAT”) had previously ruled in the Company’s favor. The Indian Customs Department is claiming approximately $6.7 million of customs duties, $6.7 million in penalties and interest on those amounts. The Company intends to vigorously defend the claim before the India Supreme Court. While the ultimate outcome of the claim cannot be determined with certainty, the Company does not expect that the ultimate outcome will have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company currently has a $2.2 million deposit with the Indian Customs Department pending the ultimate resolution of this claim.

     In late August 2004, the Company was notified that certain of its subsidiaries have been named, along with other defendants, in several complaints that have been filed in the Circuit Courts of the State of Mississippi by approximately 327 persons that allege that they were employed by some of the named defendants between approximately 1965 and 1986. The complaints allege that certain drilling contractors used asbestos-containing products in offshore drilling operations, land based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability and claims under the Jones Act. The complaints name as defendants numerous other companies that are not affiliated with the Company, including companies that allegedly manufactured drilling related products containing asbestos that are the subject of the complaints. The plaintiffs seek, among other things, an award of unspecified compensatory and punitive damages. The Company has not yet had an opportunity to conduct sufficient discovery to determine the number of plaintiffs, if any, that were employed by Company subsidiaries or otherwise have any connection with the Company’s drilling operations during the relevant period. The Company intends to defend itself vigorously and, based on the information available to the Company at this time, the Company does not expect the outcome of these lawsuits to have a material adverse effect on its financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these lawsuits.

     The Company is routinely involved in other litigation, claims and disputes incidental to its business, which at times involve claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the existing litigation will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, a substantial settlement payment or judgment in excess of the Company’s accruals could have a material adverse effect on its consolidated results of operations or cash flows.

PRIDE INTERNATIONAL INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Segment Information

     In January 2004, the Company reorganized its reporting segments to achieve a more rational geographic distribution and to establish better defined lines of accountability and responsibility for the sectors of its business. The Company now has six principal reporting segments: Eastern Hemisphere, which comprises the Company’s offshore and land drilling activity in Europe, Africa, the Middle East, Southeast Asia, Russia and Kazakhstan; Western Hemisphere, which comprises the Company’s offshore drilling activity in Latin America, currently Brazil, Mexico and Venezuela; U.S. Gulf of Mexico, which comprises the Company’s U.S. offshore platform and jackup rig fleets; Latin America Land; E&P Services; and Technical Services.

     The following table sets forth selected consolidated financial information of the Company by reporting segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003 (1)		2004		2003 (1)
	(in millions, except percentages)
Revenues:
Eastern Hemisphere	$142.9	32.3%	$179.3	39.8%	$426.7	32.3%	$470.5	37.5%
Western Hemisphere	118.1	26.7	105.6	23.4	343.9	26.0	280.7	22.4
U.S. Gulf of Mexico	34.0	7.7	25.4	5.6	91.2	6.9	65.0	5.2
Latin America Land	99.5	22.5	95.6	21.2	283.3	21.4	257.9	20.5
E&P Services	40.8	9.2	32.9	7.3	108.1	8.2	90.0	7.2
Technical Services	7.5	1.6	12.0	2.7	69.5	5.2	90.8	7.2

Total	442.8	100.0	450.8	100.0	1,322.7	100.0	1,254.9	100.0

Costs of Services and Sales, excluding depreciation and amortization:
Eastern Hemisphere	77.6	28.1	86.2	31.2	227.9	25.9	236.9	28.1
Western Hemisphere	64.8	23.6	57.2	20.7	196.0	22.3	145.7	17.3
U.S. Gulf of Mexico	25.4	9.2	21.8	7.9	72.5	8.2	66.3	7.9
Latin America Land	72.3	26.2	71.8	26.0	206.6	23.5	186.3	22.1
E&P services	28.7	10.4	22.7	8.2	78.3	8.9	64.4	7.6
Technical services	6.8	2.5	17.0	6.0	98.5	11.2	142.9	17.0

Total	275.6	100.0	276.7	100.0	879.8	100.0	842.5	100.0

Segment Profit (Loss), excluding depreciation and amortization:
Eastern Hemisphere	65.3	39.1	93.1	53.4	198.8	44.9	233.6	56.7
Western Hemisphere	53.3	31.8	48.4	27.8	147.9	33.4	135.0	32.7
U.S. Gulf of Mexico	8.6	5.1	3.6	2.0	18.7	4.2	(1.3)	(0.3)
Latin America Land	27.2	16.3	23.8	13.6	76.7	17.3	71.6	17.3
E&P services	12.1	7.2	10.2	5.9	29.8	6.7	25.6	6.2
Technical services	0.7	0.5	(5.0)	(2.7)	(29.0)	(6.5)	(52.1)	(12.6)

Total	167.2	100.0	174.1	100.0	442.9	100.0	412.4	100.0

Depreciation and amortization	66.3		63.6		198.8		185.8
General and administrative, excluding depreciation and amortization	36.3		27.6		100.0		81.3

Earnings from operations	$64.5		$82.9		$144.0		$145.3

PRIDE INTERNATIONAL INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	The consolidated financial information by reporting segment for the three months and the nine months ended September 30, 2003, has been restated to reflect the Company’s new reporting segments and to reflect the retroactive adoption of FIN No. 46R, “Consolidation of Variable Interest Entities.”

Significant Customers

     Two customers collectively accounted for approximately 32.0% and 29.6% of consolidated revenues for the three-month and nine-month periods ended September 30, 2004, respectively. For the three-month and nine-month periods ended September 30, 2003, two customers collectively accounted for 28.8% and 26.0%, respectively, of consolidated revenues.

10. Employee Benefits

     During the second quarter of 2004, the Company’s board of directors authorized a modification of the Company’s Supplemental Executive Retirement Plan (the “SERP”) to change the benefits under the plan and to increase the number of executive officers eligible for the plan. During the third quarter of 2004, the Company entered into participation agreements with the eligible executive officers. The SERP is a non-qualified retirement plan that provides for benefits, to the extent vested, to be paid to the participating executive officer upon the officer’s termination or retirement. The Company recognizes its estimated liability and the related compensation expense over the estimated service period of each officer.

11. Other Charges

     During the third quarter of 2004, the Company recognized charges related to executive severance costs of approximately $2.8 million due primarily to the severance of the Company’s president in September 2004. These severance costs were included in general and administrative expenses.

     During the third quarter of 2004, the Company also recognized charges of approximately $3.5 million for damage costs related to Hurricane Ivan, which primarily related to damage to a rig. These charges were included in other expenses.

12. Subsequent Event

     In October 2004, the Company sold two jackup rigs, the Pride Illinois and the Pride Kentucky, for total cash consideration of $11.0 million. The aggregate carrying values of the two rigs as of September 30, 2004 was approximately $919,000.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Pride International, Inc.:

     We have reviewed the accompanying consolidated balance sheet of Pride International, Inc. and subsidiaries as of September 30, 2004, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003 and consolidated statement of cash flows for the nine month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

     We have previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, of stockholders’ equity, and of cash flows for the year then ended (not presented herein) and in our report dated March 11, 2004, we expressed an unqualified opinion on those consolidated financial statements in a report that also included an explanatory paragraph referring to a change in accounting principle for variable interest entities. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

Houston, Texas
November 2, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion and analysis in conjunction with the accompanying unaudited consolidated financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2003, as amended. The following information contains forward-looking statements. Please read “Forward-Looking Statements” below for a discussion of certain limitations inherent in such statements. Please also read “Risk Factors” in Item 1 of our annual report for a discussion of certain risks facing our company.

Overview

     We provide contract drilling and related services to oil and gas companies worldwide, operating both offshore and on land. As of September 30, 2004, we operated a global fleet of 328 rigs, including two ultra-deepwater drillships, 10 semisubmersible rigs, 35 jackup rigs, 32 tender-assisted, barge and platform rigs and 249 land-based drilling and workover rigs. We operate in more than 30 countries and marine provinces.

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

     In late 2001, we commenced the first of four major deepwater platform rig construction projects. The rigs were constructed on behalf of two major oil company customers under lump-sum contracts. As previously reported, we have experienced significant cost overruns on these projects, and we estimate that total costs on each of the four projects will substantially exceed contract revenues. Accordingly, in 2003 we recorded provisions for losses on these projects totaling $98.4 million. During the first nine months of 2004, we recorded additional loss provisions on these projects totaling $32.5 million, including a loss of $0.7 million for the three months ended September 30, 2004. The additional losses in the first nine months of 2004 resulted from a revision of previous estimates due principally to completion issues at the shipyard constructing the final two rigs and renegotiations of commercial terms with certain shipyards, equipment vendors and other subcontractors.

     In July 2004, we completed a private offering of $500 million principal amount of 7 3/8% Senior Notes due 2014 and entered into new senior secured credit facilities with aggregate availability of up to $800 million, consisting of a $300 million term loan and a $500 million revolving credit facility. The net proceeds from these transactions were used to retire existing indebtedness. These transactions improved our overall liquidity.

     In April 2004, we completed a refinancing of our drillship loan facilities through our consolidated joint venture company that owns our ultra deepwater drillships the Pride Africa and the Pride Angola. The new drillship credit facility provides for a total credit commitment of $301.4 million, of which a $278.9 million term loan was funded at closing and $22.5 million was drawn in August 2004. Funds at closing, together with $15.4 million of previously restricted cash, were used to (i) refinance the outstanding principal balance on the prior drillship loans of $172.6 million, (ii) repay $103.6 million of loans due from the joint venture company to us, (iii) repay $10.0 million of indebtedness of the joint venture company to the joint venture partner, and (iv) pay loan transaction costs of $3.1 million. The $22.5 million drawn in August 2004 was used to repay additional loans due from the joint venture company to us. The funds paid to us were used to reduce our other outstanding debt and improve liquidity.

Segment Review

Eastern Hemisphere

     As of September 30, 2004, our Eastern Hemisphere segment comprised two ultra-deepwater drillships, three semisubmersible rigs, eight jackup rigs, six tender assisted and barge rigs, 21 land rigs and two rigs managed for other parties. We expect revenues and earnings from operations for our Eastern Hemisphere segment to be lower in 2004 than in 2003 primarily due to the weaker market conditions in the West African deepwater semisubmersible market and to the Pride Africa undergoing its special periodic survey.

     Drillships. Our two ultra-deepwater drillships, the Pride Africa and Pride Angola, are working under contracts that were extended in December 2003 by an aggregate of ten years at similar rates, commencing at the end of the contracts’ current terms in June 2005 and May 2005, respectively. The Pride Africa and Pride Angola are scheduled to undergo their five-year special periodic survey in the fourth quarter of 2004 and first quarter of 2005, respectively. Each of the rigs is expected to be out of service for approximately 45 days during the special periodic survey.

     Semisubmersibles. During the nine months ended September 30, 2004, the Eastern Hemisphere market for semisubmersibles was weak. For the deepwater semisubmersibles operating in West Africa, we succeeded in obtaining a new contract for the Pride South Pacific when its previous contract expired in April 2004, although at a substantially lower dayrate. That contract is expected to expire later in the fourth quarter of 2004. The Pride North America working in Angola, which was scheduled to complete its current contract in August 2004, received an extension through August 2005, also at a substantially lower day rate. The Pride North Sea came off contract in July 2004, but began a new contract in October 2004 for a period of 330 days. During the fourth quarter of 2004, we are mobilizing the Pride Venezuela, which is currently stacked in the Western Hemisphere, to the Eastern Hemisphere as we have recently received a letter of intent for a 300-day contract in Libya starting in 2005. We believe that market conditions for semisubmersibles are improving and will continue to improve in 2005 as development drilling commences on a number of major oil discoveries.

     Jackups. The market for jackups is currently improving. The Pride Montana operating in Saudi Arabia began a new three year contract in June 2004. The Pride Ohio operating in the Middle East began a new three year contract in September 2004 following the completion of a special periodic survey and scheduled maintenance. The Pride Pennsylvania underwent its special periodic survey and was not receiving its contract day rate for 80 days during the first quarter and an additional 12 days at the start of the second quarter of 2004. We experienced disruptions with the local laborers on the Pride North Dakota in Nigeria during the third quarter of 2004, which resulted in approximately 15 days on standby rate. The Pride North Dakota is expected to complete its work in Nigeria in November 2004 and, following the completion of a special periodic survey and scheduled upgrades and maintenance, begin a new three year contract in Saudi Arabia in April 2005. We anticipate the sale of the Pride West Virginia to close late in the fourth quarter of 2004 following the completion of its current contract and the mobilization of the rig to Dubai. The remaining jackup rigs are operating pursuant to long-term contracts for the remainder of the year.

     Tender-assisted and Barge Rigs. In June 2004, we acquired the ownership interest in the tender-assisted rig Al Baraka I that we did not already own. The Al Baraka I will be in the shipyard for the remainder of the year to complete a special periodic survey and upgrades and is scheduled to begin a new contract in January 2005 in the Ivory Coast. The Ile de Sein recently received a contract extension through March 2005 at its current day rate. The tender-assisted rig Alligator, working in Angola, started a two year contract in June 2004. The contract for the tender-assisted rig Barracuda expired in August 2004. We are currently evaluating opportunities for this rig. The swamp barge Bintang Kalimantan is expected to work through March 2005.

     Land Rigs. We anticipate nearly full utilization of the five land rigs working in Chad, four rigs in Oman, one rig operating in France, and the rig operating in Pakistan. We expect one of our two large land rigs in Kazakhstan to work throughout the 2004 drilling season. In July 2004, the other rig working in Kazakhstan completed its contract and is currently idle. The remainder of the Eastern Hemisphere land rigs are also idle.

Western Hemisphere

     As of September 30, 2004, we had seven semisubmersible rigs, 14 jackup rigs, three platform rigs, two lake barge rigs and two managed rigs in our Western Hemisphere segment. Revenue and income from operations for our Western Hemisphere segment for the first nine months of 2004 were higher than the corresponding period in 2003 primarily due to the mobilization of a semisubmersible rig, five jackup rigs, and a platform rig to Mexico from the U.S. Gulf of Mexico fleet during the second half of 2003 partially offset by the completion of the contract for the Pride Venezuela in July 2003. Revenues and gross margins from our Western Hemisphere operations for all of 2004 are expected to exceed those for 2003 due to the impact of a full year of activity in Mexico for rigs transferred from our U.S. Gulf of Mexico rig fleet during 2003 and higher operating efficiency for our semisubmersible rigs in Brazil. In addition, the timing and terms under which the two deepwater semisubmersible rigs, the Pride Rio de Janeiro and the Pride Portland, are contracted could have a significant impact on our results.

     Semisubmersibles. The current Western Hemisphere market for intermediate water-depth semisubmersible rigs is strengthening. We were able to mobilize the Pride Mexico to Mexico in late 2003 to begin a contract expiring in April 2007. The Pride Venezuela, which has been warm stacked in Trinidad throughout the first ten months of 2004, recently received a letter of intent for a 300-day contract in Libya beginning in February 2005. During the fourth quarter of 2004, we are transferring the Pride Venezuela from the Western Hemisphere segment to the Eastern Hemisphere. The Pride South Atlantic operating in Brazil is working on a series of one-well contracts for four independent operators that we expect to utilize the rig through the end of the first quarter of 2005. We anticipate that the rig will have approximately 15 to 30 days downtime between contracts during the fourth quarter of 2004. The independent operators have options for additional wells, and we are actively marketing the rig for work after the first quarter of 2005. The remainder of the Western Hemisphere semisubmersible fleet is operating under long-term contracts that are expected to keep the rigs working for the remainder of the year.

     Jackups, Platforms and Lake Barges. The Western Hemisphere fleet of 14 jackup and three platform rigs are working in Mexico under long-term contracts. Our two lake barges operating in Venezuela are contracted through the end of 2004. We also continue to manage two jackup rigs in Venezuela on a well-to-well basis.

U.S. Gulf of Mexico

     As of September 30, 2004, our rig fleet in the U.S. Gulf of Mexico segment comprised 11 jackup rigs and 18 platform rigs. Additionally, we manage two high specification platform rigs built by us for our customers. During the first nine months of 2004, demand for drilling services in the U.S. Gulf of Mexico continued to improve, resulting in higher revenue and income from operations. Market conditions have improved due to the reduction in the supply of rigs as a number of rigs left the U.S. sector of the Gulf of Mexico for other markets.

     Jackups. As of September 30, 2004, we had seven jackups working in the U.S. Gulf of Mexico with an average daily revenue of approximately $32,200 as compared with six jackups working at an average of $24,600 per day as of September 30, 2003. While the U.S. Gulf of Mexico continues to be primarily a spot market, we were able, due to improved market conditions, to contract the Pride New Mexico and the Pride Arizona under one year contracts commencing May 2004 and June 2004, respectively.

     In October 2004, we sold the Pride Illinois and Pride Kentucky for total cash consideration of $11.0 million. The Pride Illinois and the Pride Kentucky are mechanical mat-supported slot rigs which last worked September 2001 and December 2001, respectively. We determined that these rigs were not suitable for upgrade as drilling rigs. The rigs are intended to be converted to mobile production units.

     Platforms. We currently expect to have six of our platform rigs working for the balance of the year. An additional platform rig, which had worked for most of the third quarter, sustained significant damage from Hurricane Ivan in September 2004. We recognized a charge for damage to the rig of approximately $3.2 million during the third quarter of 2004. We are currently evaluating the marketing opportunities and the related cost to rebuild the rig. We commenced operations in July 2004 and September 2004, respectively, on two deepwater platform rigs which we constructed on behalf of a customer.

Latin America Land

     As of September 30, 2004, the Latin America Land segment comprised 228 land drilling and workover rigs operating in Argentina, Bolivia, Brazil, Colombia, Ecuador, Mexico and Venezuela. During the first nine months of 2004, we experienced increased land drilling activity in Argentina and Venezuela, where our active rig fleets increased by seven rigs to 137 rigs and five rigs to 28 rigs, respectively. We experienced a combined reduction of four active rigs in Colombia and Bolivia, of which two have now been moved from Bolivia to Argentina.

     The outlook for our Latin America Land segment remains positive for the remainder of 2004. We expect high levels of activity in Argentina, Venezuela and Colombia to continue, which we expect will offset a reduction of activity in Ecuador and Bolivia.

E&P Services

     As of September 30, 2004, our E&P Services segment operated in eight countries in Latin America and provides cementing, stimulation, carbon dioxide, coiled tubing and production services in addition to directional and under-balanced drilling. We are also providing integrated services in Argentina, Brazil and Venezuela, as well as offshore services in Brazil, Venezuela and Mexico.

     During the first nine months of 2004, business activity and revenues continued to increase due to increased activity in Mexico, Brazil and Venezuela as well as to a high level of integrated services work in Argentina. We anticipate our E&P Services segment will maintain its high level of business activity during the remainder of 2004.

Technical Services

     The operations of the Technical Services segment are concentrated on completing the final of four rigs pursuant to lump-sum contracts to design, engineer, manage construction of and commission specialized drilling rigs for two of our significant customers. The first rig was completed and delivered in 2003, the second rig was completed and delivered in the second quarter of 2004, and the third rig was completed in the second quarter of 2004 and delivered early in the third quarter of 2004. The final rig is on location at the customer’s platform construction site for integration into the unit. Our commissioning of the rig is expected to continue until the platform is completed and delivered in the first quarter of 2005.

     We have experienced significant cost overruns on these projects, and we estimate that total costs on each of the four projects will substantially exceed contract revenues. Accordingly, in 2003 we recorded provisions for losses on these projects totaling $98.4 million. During the first nine months of 2004, we recorded additional loss provisions on these projects totaling $32.5 million, including a loss of $0.7 million for the three months ended September 30, 2004. A variety of events could require us to revise our estimates in future periods and could result in further cost overruns to complete these projects, which could be material and which would require us to record additional loss provisions. Such events could include, among others, variations in labor and equipment productivity over the remaining construction period, unanticipated cost increases, engineering changes, project management issues, shortages of equipment, materials or skilled labor, weather delays, unscheduled delays in the delivery of ordered materials and equipment, work stoppages or other delays.

     We do not intend to enter into any additional lump-sum construction contracts for rigs to be owned by others.

Results of Operations

     The following table presents selected consolidated financial information by reporting segment for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003 (1)		2004		2003 (1)
	(in millions, except percentages)
Revenues:
Eastern Hemisphere	$142.9	32.3%	$179.3	39.8%	$426.7	32.3%	$470.5	37.5%
Western Hemisphere	118.1	26.7	105.6	23.4	343.9	26.0	280.7	22.4
U.S. Gulf of Mexico	34.0	7.7	25.4	5.6	91.2	6.9	65.0	5.2
Latin America Land	99.5	22.5	95.6	21.2	283.3	21.4	257.9	20.5
E&P Services	40.8	9.2	32.9	7.3	108.1	8.2	90.0	7.2
Technical Services	7.5	1.6	12.0	2.7	69.5	5.2	90.8	7.2

Total	442.8	100.0	450.8	100.0	1,322.7	100.0	1,254.9	100.0

Costs of Services and Sales, excluding depreciation and amortization:
Eastern Hemisphere	77.6	28.1	86.2	31.2	227.9	25.9	236.9	28.1
Western Hemisphere	64.8	23.6	57.2	20.7	196.0	22.3	145.7	17.3
U.S. Gulf of Mexico	25.4	9.2	21.8	7.9	72.5	8.2	66.3	7.9
Latin America Land	72.3	26.2	71.8	26.0	206.6	23.5	186.3	22.1
E&P services	28.7	10.4	22.7	8.2	78.3	8.9	64.4	7.6
Technical services	6.8	2.5	17.0	6.0	98.5	11.2	142.9	17.0

Total	275.6	100.0	276.7	100.0	879.8	100.0	842.5	100.0

Segment Profit (Loss), excluding depreciation and amortization:
Eastern Hemisphere	65.3	39.1	93.1	53.4	198.8	44.9	233.6	56.7
Western Hemisphere	53.3	31.8	48.4	27.8	147.9	33.4	135.0	32.7
U.S. Gulf of Mexico	8.6	5.1	3.6	2.0	18.7	4.2	(1.3)	(0.3)
Latin America Land	27.2	16.3	23.8	13.6	76.7	17.3	71.6	17.3
E&P services	12.1	7.2	10.2	5.9	29.8	6.7	25.6	6.2
Technical services	0.7	0.5	(5.0)	(2.7)	(29.0)	(6.5)	(52.1)	(12.6)

Total	167.2	100.0	174.1	100.0	442.9	100.0	412.4	100.0

Depreciation and amortization	66.3		63.6		198.8		185.8
General and administrative, excluding depreciation and amortization	36.3		27.6		100.0		81.3

Earnings from operations	$64.5		$82.9		$144.0		$145.3

(1)	The consolidated financial information by reporting segment for the three months and the nine months ended September 30, 2003 has been restated to reflect our new reporting segments and to reflect the retroactive adoption of FIN No. 46R, “Consolidation of Variable Interest Entities.”

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     Revenues. Revenues for the three months ended September 30, 2004 decreased $8.1 million, or 1.8%, to $442.8 million as compared to the three months ended September 30, 2003. The decrease was primarily due to revenue declines in the Eastern Hemisphere segment due to the weak market for semisubmersible rigs and resulting lower dayrates. Additionally, the 2003 period included $27.6 million of up-front fees recognized over the terms of the contracts for our Kazakhstan land rigs. These decreases in revenues were partially offset by increased activity offshore Mexico in our

Western Hemisphere segment, improved dayrates and utilization of the jackup and platform fleet in the U.S. Gulf of Mexico, improved rig activity in our Latin America Land segment and increased activity in our E&P Services segment due to increased utilization and pricing driven by stronger demand.

     Costs of Services and Sales. Costs of services and sales for the three months ended September 30, 2004 decreased $1.0 million, or 0.4%, to $275.6 million as compared to the three months ended September 30, 2003. The decrease was due primarily to a decrease in costs of sales in our Technical Services segment related to the design, engineering and construction of deepwater platform rigs as we are nearing the completion of the construction and commissioning of the specialized deepwater rigs, and in our Eastern Hemisphere segment due to lower utilization resulting from the weak market for semisubmersible rigs. Costs of services increased due to increased activity offshore Mexico in our Western Hemisphere segment, improved utilization of the jackup and platform fleet in the U.S. Gulf of Mexico, and improved rig activity in our Latin America Land segment.

     Depreciation and Amortization. Depreciation expense for the three months ended September 30, 2004 increased $2.7 million, or 4.2%, to $66.3 million as compared to the three months ended September 30, 2003, due principally to incremental depreciation on upgrades for rigs relocated to Mexico and to other rig refurbishments and upgrades in late 2003 and in 2004.

     General and Administrative. General and administrative expenses for the three months ended September 30, 2004 increased $8.7 million, or 27.9%, as compared to the three months ended September 30, 2003. The increase was due primarily to charges related to executive severance costs of $2.8 million due primarily to the severance of our President in September 2004, increases in headcount and compensation costs, increased audit and other professional fees due to Sarbanes-Oxley Act compliance and other projects, and an increase in Latin America Land overhead related to the increased business activity.

     Other Income (Expense). Other expense for the three months ended September 30, 2004 and 2003 was $63.3 million and $37.6 million, respectively. Other expense for the three months ended September 30, 2004 included $30.8 million of refinancing charges associated with the retirement of debt obligations as compared to $6.1 million of such charges for the three months ended September 30, 2003. Interest expense decreased by $1.3 million from the 2003 period to the 2004 period due principally to a reduction in the weighted average interest rate of our debt as a result of debt refinancings in the last half of 2003 and the first nine months of 2004. Other expense, net in the quarter ended September 30, 2004 included $3.5 million of damage costs related to Hurricane Ivan and $1.8 million of net foreign exchange losses, which were partially offset by miscellaneous income items. Other income, net in the corresponding period in 2003 included miscellaneous income items offset, in part, by net foreign exchanges losses.

     Income Tax Provision. Our consolidated effective income tax rate for the three months ended September 30, 2004 was 940.0% as compared to 23.4% for the corresponding period in 2003. The higher rate for the three months ended September 30, 2004 is principally because the debt refinancing charges and construction losses in our Technical Services segment reduced income without a proportional reduction in income taxes. We recorded the entire amount of the debt refinancing charges and the related tax benefit in the third quarter of 2004. The rate is also impacted by an increase in expected taxable income for 2004 in high effective tax rate countries in Latin America and lower net income in foreign jurisdictions with low or zero effective tax rates.

     Minority Interest. Minority interest in the three months ended September 30, 2004 increased $1.6 million, or 26.0%, as compared to the three months ended September 30, 2003, primarily due to the commencement of operations of the Kizomba A deepwater platform rig in November 2003, which is managed by a joint venture in Angola, and strong operating performance on the Pride Angola and the Pride Africa, which are owned and operated by a joint venture in Angola.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

     Revenues. Revenues for the nine months ended September 30, 2004 increased $67.8 million, or 5.4%, to $1,322.7 million as compared to the nine months ended September 30, 2003. The increase was primarily due to increased activity offshore Mexico in our Western Hemisphere segment, improved dayrates and utilization of the jackup and platform rig fleets in the U.S. Gulf of Mexico, improved rig activity in our Latin America Land segment and the growth of the E&P Services segment due to increased utilization and pricing driven by stronger demand. These increases in revenues were partially offset by revenue declines in the Eastern Hemisphere due to the weak market for semisubmersible rigs and resulting lower dayrates. Additionally, the 2003 period included $42.5 million of up-front fees recognized over the terms of the contracts for our Kazakhstan land rigs. There was also a decline in revenues related to the construction of deepwater platform rigs by our Technical Services segment as we are nearing the completion of the construction and commissioning of the specialized deepwater rigs.

     Costs of Services and Sales. Costs of services and sales for the nine months ended September 30, 2004 increased $37.3 million, or 4.4%, to $879.8 million as compared to the nine months ended September 30, 2003. The increase was due primarily to increased activity offshore Mexico in our Western Hemisphere segment, improved utilization of the jackup and platform fleet in the U.S. Gulf of Mexico, improved rig activity in our Latin America Land segment, and the growth of the E&P Services segment. These increases in costs were partially offset by cost declines in the Eastern Hemisphere due to the lower utilization resulting from weak market for semisubmersible rigs and by a cost decline in the Technical Services segment.

     Depreciation and Amortization. Depreciation expense for the nine months ended September 30, 2004 increased $13.1 million, or 7.0%, to $198.8 million as compared to the nine months ended September 30, 2003. The increase was due primarily to incremental depreciation on upgrades for rigs relocated to Mexico and to other rig refurbishments and upgrades in late 2003 and in 2004.

     General and Administrative. General and administrative expenses for the nine months ended September 30, 2004 increased $18.7 million, or 23.0%, as compared to the nine months ended September 30, 2003. The increase was due primarily to increased audit and other professional fees due to Sarbanes-Oxley Act compliance and other projects, charges related to executive severance costs of $2.8 million due primarily to the severance of our President in September 2004, increases in headcount and compensation costs, and an increase in Latin America Land overhead.

     Other Income (Expense). Other expense for the nine months ended September 30, 2004 increased by $19.6 million as compared to the nine months ended September 30, 2003. Other expense for the nine months ended September 30, 2004 included $30.8 million of refinancing charges associated with the retirement of debt obligations as compared to $6.4 million of such charges for the nine months ended September 30, 2003. Interest expense decreased by $9.3 million from the 2003 period to the 2004 period due principally to a reduction in the weighted average interest rate of our debt as a result of debt refinancings in the last half of 2003 and the first nine months of 2004. Other expense, net in the nine months ended September 30, 2004 included $3.5 million of damage costs related to Hurricane Ivan and $3.1 million of net foreign exchange losses, which were partially offset by miscellaneous income items. Other income, net in the corresponding period in 2003 included miscellaneous income items offset, in part, by net foreign exchanges losses.

     Income Tax Provision. Our consolidated effective income tax rate for the nine months ended September 30, 2004, was 120.9% as compared to 27.9% for the same period in 2003. The higher rate for the nine months ended September 30, 2004 is a result of the factors discussed above for the three months ended September 30, 2004.

     We estimate that the 2004 effective income tax rate for the entire year will be approximately 60 to 65 percent. The effective tax rate for the full year is lower than for the first nine months of 2004 due primarily to the debt retirement charge in connection with the July refinancing transactions of approximately $30.8 million, before taxes, as described in note 3 of the notes to the consolidated financial statements included in Item 1 of this quarterly report. Since the debt retirement occurred in the third quarter of 2004, we recorded the entire amount of the charge and the related tax benefit in that quarter. This charge resulted in an unusually high effective tax rate in the third quarter and the first nine months of 2004 because it reduced income without a proportional reduction in income taxes. We are currently analyzing the effect of “The American Jobs Creation Act of 2004” enacted in October 2004 and any impact it may have on our effective income tax rate for 2004 and beyond.

     Minority Interest. Minority interest in the nine months ended September 30, 2004 increased $2.6 million, or 17.1%, as compared to the nine months ended September 30, 2003, primarily due to the commencement of operations of the Kizomba A deepwater platform rig in November 2003 and strong operating performance on the Pride Angola and the Pride Africa.

Liquidity and Capital Resources

     We had net working capital of $250.2 million and $83.1 million as of September 30, 2004 and December 31, 2003, respectively. Our working capital included a total of $97.4 million and $219.0 million of short-term borrowings and current portion of long-term debt and long-term lease obligations as of September 30, 2004 and December 31, 2003, respectively. The increase in net working capital was attributable primarily to reduction in 2004 of short-term borrowings and current maturities of long-term debt.

Sources of Cash

     We currently have senior secured credit facilities with a group of banks and institutional lenders providing for aggregate availability of up to $800.0 million, consisting of a $300.0 million term loan maturing in July 2011 and a $500.0 million revolving credit facility maturing in July 2009. Borrowings under the revolving credit facility are available for general corporate purposes. As of September 30, 2004, $85.0 million of borrowings and an additional $28.9 million of letters of credit were outstanding under the facility. We may obtain up to $100.0 million of letters of credit under the facility. Amounts drawn under the facilities bear interest at variable rates based on LIBOR plus a margin or prime rate plus a margin. The interest rate margin will vary based on our leverage, except that the LIBOR margin for the term loan is fixed at 1.75%. As of September 30, 2004, the interest rates on the term loan and revolving credit facility were 3.3% and 3.5%, respectively, and availability under the revolving credit facility was approximately $386.1 million.

     We may prepay the term loan at any time without penalty. In addition, we are required to prepay the term loan and, in certain cases, the revolving loans with the proceeds from (1) asset sales or casualty events (with some exceptions), (2) certain extraordinary events such as tax refunds, indemnity payments and pension reversion proceeds if availability under the new revolving credit facility plus our unrestricted cash is less than $200 million and (3) future debt issuances not permitted by the credit facilities. The senior secured credit facilities are secured by first priority liens on certain of our subsidiaries’ existing and future rigs, accounts receivable, inventory and related insurance, all of the equity of our subsidiary Pride Offshore, Inc., the borrower under the facilities, and Pride Offshore’s domestic subsidiaries and 65% of the stock of certain of our foreign subsidiaries. The senior secured credit facilities contain a number of covenants restricting, among other things, prepayment, redemption and repurchase of our indebtedness; distributions, dividends and repurchases of capital stock and other equity interests; acquisitions and investments; asset sales; capital expenditures; indebtedness; liens and affiliate transactions. The senior secured credit facilities also contain customary events of default, including with respect to a change of control.

     In April 2004, we completed a refinancing of our drillship loan facilities through our consolidated joint venture company that owns our ultra deepwater drillships the Pride Africa and the Pride Angola. The new and expanded drillship credit facility provides for a total credit commitment of $301.4 million, of which a $278.9 million term loan was funded at closing and $22.5 million commitment was drawn in August 2004. Funds at closing, together with $15.4 million of previously restricted cash held by the joint venture, were used to (i) refinance the outstanding principal balance on the prior drillship loans of $172.6 million, (ii) repay $103.6 million of loans due from the joint venture company to us, (iii) repay $10.0 million of indebtedness of the joint venture company to our joint venture partner, and (iv) pay loan transaction costs of $3.1 million. The $22.5 million drawn in August 2004 was used to repay additional loans due from the joint venture company to us. The funds paid to us were used to reduce our other outstanding debt and to improve liquidity. The new drillship loan facility matures in September 2010 and amortizes semi-annually. The drillship loan is non-recourse to us and the joint owner.

     In July 2004, we completed a private offering of $500 million aggregate principal amount of our 7 3/8% Senior Notes due 2014. Net proceeds to us (after discounts but before other expenses) were $491.1 million. We used the net proceeds from the offering to retire $175 million aggregate principal amount of our 9 3/8% Senior Notes due 2007 and $200 million aggregate principal amount of our 10% Senior Notes due 2009, together with the applicable prepayment premium and accrued and unpaid interest, and to retire other indebtedness, including our 9% senior convertible notes due 2004.

     In connection with the retirement of our 9 3/8% senior notes and 10% senior notes, we commenced an offer to purchase the notes at 37.5 basis points over the respective redemption prices described below. We purchased a total of

$110.6 million aggregate principal amount of the 9 3/8% senior notes and $127.6 million aggregate principal amount of 10% senior notes pursuant to the tender offer. The remaining notes were redeemed on August 6, 2004 at redemption prices of 101.563% of the principal amount of the 9 3/8% senior notes and 105.000% of the principal amount of the 10% senior notes, in each case plus accrued and unpaid interest to the redemption date.

     The new notes contain provisions that limit our ability and the ability of our subsidiaries to enter into transactions with affiliates; pay dividends and make other restricted payments; incur debt and issue preferred stock; incur dividend or other payment restrictions affecting our subsidiaries; sell assets; engage in sale and leaseback transactions; create liens; and consolidate, merge or transfer all or substantially all of our assets. Many of these restrictions will terminate if the notes are rated investment grade by either Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. and, in either case, the notes have a specified minimum rating by the other rating agency. We are required to offer to repurchase the notes in connection with specified change in control events that result in a ratings decline.

Rig Construction Projects

     In 2003, we recorded a provision for expected losses on deepwater platform rig construction projects of $98.4 million. During the first nine months of 2004, we recorded additional loss provisions totaling $32.5 million related to expected losses on the deepwater platform rig construction projects. We expect approximately $28.0 million of cash receipts from the projects after September 30, 2004 in excess of the cash outlays after that date to complete the projects, which would positively impact liquidity for the remainder of 2004 and the first nine months of 2005.

Capital Expenditures

     Additions to property and equipment during the nine months ended September 30, 2004 totaled $110.1 million and primarily related to sustaining capital projects and to the $16.0 million purchase of the Al Baraka I tender-assisted drilling rig. Capital expenditures for the remainder of 2004 are expected to be approximately $60.0 million.

Contractual Obligations

     As of September 30, 2004, we had approximately $4.3 billion in total assets and $1.9 billion of long-term debt and capital lease obligations. Although we do not expect that our level of total indebtedness will have a material adverse impact on our financial position, results of operations or liquidity in future periods, it may limit our flexibility in certain areas. Please read “Risk Factors — We may be considered highly leveraged. Our significant debt levels and debt agreement restrictions may limit our liquidity and flexibility in obtaining additional financing and in pursuing other business opportunities” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2003.

     For additional information about our contractual obligations as of December 31, 2003, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources - Contractual Obligations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003. As of September 30, 2004, there were no material changes to such disclosure regarding our contractual obligations made in the annual report.

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

     The joint venture company has financed the cost of construction of these rigs through equity contributions and fixed rate notes, with repayment of the notes guaranteed by the United States Maritime Administration (“MARAD”). The notes are non-recourse to any of the joint venture owners, except that, in order to make available an additional $21.9 million under the MARAD-guaranteed notes to fund the project through the sea and drilling trial stage for each rig, we have provided:

•	a $25.0 million letter of credit to secure principal and interest payments due under the notes, the payment of costs of removing or contesting liens on the rigs and the payment of debt of the joint venture company to MARAD in the event MARAD’s guarantee is drawn;

•	a guarantee of any cash in excess of the additional $21.9 million required to get the rigs through the sea and drilling trial stage and obtain their class certificates; and

•	a guarantee of the direct costs of the voyage of each rig from any foreign jurisdiction in which it is located to a U.S. Gulf port nominated by MARAD in the event of a default prior to the rig obtaining a charter of at least three years in form and substance satisfactory to MARAD and at a rate sufficient to pay operating costs and debt service.

     Our joint venture partner has agreed to reimburse us its proportionate share of any draws under the letter of credit or payments under the guarantees. We are holding cash collateral of $17.5 million to cover the partner’s proportionate share of draws, if any, under the letter of credit.

     We currently expect that funds in excess of the additional $21.9 million will not be required to get the rigs through the sea and drilling trial stage and obtain their class certificates. Additional funds may, however, be required. Any additional funding is expected to be made by cash advances from the joint venture partners.

     The Pride Portland and Pride Rio de Janeiro are being built to operate under long-term contracts with Petrobras; however, Petrobras has given notice of cancellation of those contracts for late delivery. Based on current demand for deepwater drilling rigs, we believe that Petrobras or another customer will employ the Pride Portland and Pride Rio de Janeiro under new or amended contracts. There can be no assurance, however, that either the Pride Portland or the Pride Rio de Janeiro will be contracted to Petrobras or to any other customer. If no contract is obtained before the rigs are commissioned, the rigs will be stacked. In this case, the joint venture partners would need to advance further funds to the joint venture company to allow it to pay stacking costs (estimated to be approximately $1 million per rig per month) as well as principal and interest payments on the debt as they become due since the joint venture company would have no alternative source of funds to allow it to make such payments. The joint venture company made principal and interest payments totaling $3.6 million and $10.8 million in January and July 2004, respectively. The payments were funded by cash advances from the joint venture partners, of which our share was 30%. Additional principal and interest payments of approximately $12.3 million are due in the fourth quarter of 2004. Principal and interest payments totaling approximately $45.1 million are due in 2005.

     If the joint venture company failed to cover its debt service requirements, a default would occur under the fixed rate notes guaranteed by MARAD. MARAD would then be entitled to foreclose on the mortgages related to the Pride Portland and the Pride Rio de Janeiro and take possession of the two rigs.

     As of September 30, 2004, our investment in the joint venture was approximately $39.9 million, including capitalized interest of $8.2 million.

Other Sources and Uses of Cash

     As of September 30, 2004, $29.5 million of our cash balances, which amount is included in restricted cash, consisted of funds held in trust in connection with our drillship and semisubmersible loans and, accordingly, was not available for our use. We believe that the cash and cash equivalents on hand, together with the cash generated from our operations and borrowings under our credit facilities, will be adequate to fund normal ongoing capital expenditures, working capital and debt service requirements for the foreseeable future.

     We may redeploy additional assets to more active regions if we have the opportunity to do so on attractive terms; however, we expect fewer opportunities for redeployments than in 2002 and 2003. From time to time, we have one or more bids outstanding for contracts that could require significant capital expenditures and mobilization costs. We expect to fund project opportunities primarily through a combination of working capital, cash flow from operations and borrowings under our revolving credit facilities.

     In addition, we consider from time to time opportunities to dispose of certain assets or groups of assets when we believe the capital could be more effectively deployed to reduce debt or for other purposes. We have engaged a financial advisor to assist us in the possible sale of selected asset packages. We have provided interested parties information about those asset packages and are in the process of soliciting and evaluating bids. There can be no assurance that the bids received will ultimately be acceptable to us. We expect to use any proceeds we receive from these asset sales to repay debt.

     In addition to the matters described in this “- Liquidity and Capital Resources” section, please read “- Segment Review” for additional matters that may have a material impact on our liquidity.

Forward-Looking Statements

     This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included in this quarterly report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

•	market conditions, expansion and other development trends in the contract drilling industry

•	our ability to enter into new contracts for our rigs and future utilization rates and contract rates for rigs

•	future capital expenditures and investments in the construction, acquisition and refurbishment of rigs (including the amount and nature thereof and the timing of completion thereof)

•	estimates of profit or loss and cash flows from performance of lump-sum rig construction contracts

•	future asset sales

•	completion and employment of rigs under construction

•	repayment of debt

•	utilization of net operating loss carryforwards and future effective income tax rates

•	business strategies

•	expansion and growth of operations

•	future exposure to currency devaluations or exchange rate fluctuations

•	expected outcomes of legal and administrative proceedings and their expected effects on our financial position, results of operations and cash flows

•	future operating results and financial condition and

•	the effectiveness of our disclosure controls and procedures and internal control over financial reporting

     We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including those described under “Risk Factors” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2003 and the following:

•	general economic business conditions

•	prices of oil and gas and industry expectations about future prices

•	cost overruns in our lump-sum construction and other turnkey contracts

•	adjustments in estimates affecting our revenue recognition under percentage-of-completion accounting

•	foreign exchange controls and currency fluctuations

•	political stability in the countries in which we operate

•	the business opportunities (or lack thereof) that may be presented to and pursued by us

•	changes in laws or regulations

•	the validity of the assumptions used in the design of our disclosure controls and procedures and

•	our ability to implement in a timely manner internal control procedures necessary to allow our management to report on the effectiveness of our internal control over financial reporting

     Most of these factors are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in these statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes to the disclosure regarding our exposure to certain market risks made in the annual report. For additional information regarding our long-term debt, see Note 3 and Note 11 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. In the course of this evaluation, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

     Beginning with the year ending December 31, 2004, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report of management with our annual report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for our company, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our independent auditors have issued an attestation report on management’s assessment of our internal control over financial reporting. In order to achieve compliance with Section 404 within the prescribed period, management has formed an internal control steering committee, engaged outside consultants and adopted a detailed project work plan to assess the adequacy of our internal control over financial reporting, remediate any control weaknesses that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. As a result of this initiative, we may make changes in our internal control over financial reporting from time to time during the period prior to December 31, 2004. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, we made significant changes in our internal controls over financial reporting in 2003 and through the date of those reports. There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The information set forth in Note 8 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated by reference in response to this item.

Item 6. Exhibits*

4.1	Credit Agreement dated July 7, 2004 by and among Pride Offshore, Inc., the guarantors named therein, the lenders party thereto, Calyon New York Branch and Natexis Banques Populaires, as issuing banks, Calyon and Natexis, as swingline lenders, Citicorp North America, Inc., as administrative agent, and Citibank, N.A., as collateral agent.

4.2	Indenture dated as of July 1, 2004 by and between Pride and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Pride’s Registration Statement on Form S-4, File. No. 333-118104 (the “Registration Statement”)).

4.3	First Supplemental Indenture dated as of July 7, 2004 by and between Pride and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement).

10.1	Supplemental Executive Retirement Plan, as amended and restated (“SERP”).

10.2	SERP Participation Agreement effective August 12, 2004 between Pride and John R. Blocker, Jr.

10.3	SERP Participation Agreement effective August 12, 2004 between Pride and Paul A. Bragg.

10.4	SERP Participation Agreement effective August 12, 2004 between Pride and John C. G. O’Leary.

10.5	SERP Participation Agreement effective August 12, 2004 between Pride and Louis A. Raspino.

10.6	First Amendment to Employment/Non-Competition/Confidentiality Agreement effective August 12, 2004 between Pride and John R. Blocker, Jr.

10.7	First Amendment to Employment/Non-Competition/Confidentiality Agreement effective August 12, 2004 between Pride and Gary Casswell.

10.8	Separation Agreement effective October 8, 2004 between Pride and John C.G. O’Leary (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed on October 14, 2004, File. No. 1-13289).

12	Computation of Ratio of Earnings to Fixed Charges.

15	Accountant’s Awareness Letter.

31.1	Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and the Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Pride and its subsidiaries are parties to several debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii) (A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIDE INTERNATIONAL, INC.
By:	/s/ Douglas Smith Douglas G. Smith Vice President, Controller and Chief Accounting Officer

Date: November 2, 2004

EXHIBIT INDEX

Exhibits	Description of Exhibits
4.1	Credit Agreement dated July 7, 2004 by and among Pride Offshore, Inc., the guarantors named therein, the lenders party thereto, Calyon New York Branch and Natexis Banques Populaires, as issuing banks, Calyon and Natexis, as swingline lenders, Citicorp North America, Inc., as administrative agent, and Citibank, N.A., as collateral agent.

4.2	Indenture dated as of July 1, 2004 by and between Pride and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Pride’s Registration Statement on Form S-4, File. No. 333-118104 (the “Registration Statement”)).

4.3	First Supplemental Indenture dated as of July 7, 2004 by and between Pride and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement).

10.1	Supplemental Executive Retirement Plan, as amended and restated (“SERP”).

10.2	SERP Participation Agreement effective August 12, 2004 between Pride and John R. Blocker, Jr.

10.3	SERP Participation Agreement effective August 12, 2004 between Pride and Paul A. Bragg.

10.4	SERP Participation Agreement effective August 12, 2004 between Pride and John C. G. O’Leary.

10.5	SERP Participation Agreement effective August 12, 2004 between Pride and Louis A. Raspino.

10.6	First Amendment to Employment/Non-Competition/Confidentiality Agreement effective August 12, 2004 between Pride and John R. Blocker, Jr.

10.7	First Amendment to Employment/Non-Competition/Confidentiality Agreement effective August 12, 2004 between Pride and Gary Casswell.

10.8	Separation Agreement effective October 8, 2004 between Pride and John C.G. O’Leary (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed on October 14, 2004, File. No. 1-13289).

12	Computation of Ratio of Earnings to Fixed Charges.

15	Accountant’s Awareness Letter.

31.1	Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and the Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.