Form 10-K
period 2004-12-31
PRIDE INTERNATIONAL INC
filed 2005-03-25
CIK 833081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2004
Commission file number: 1-13289

Pride International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0069030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5847 San Felipe, Suite 3300 Houston, Texas	77057
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(713) 789-1400
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	New York Stock Exchange
Rights to Purchase Preferred Stock	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2004, based on the closing price on the New York Stock Exchange on such date, was approximately $2.0 billion. (The executive officers and directors of the registrant and First Reserve Corporation, its affiliates and related parties are considered affiliates for the purposes of this calculation.)
      The number of shares of the registrant’s common stock outstanding on March 15, 2005 was 138,799,908.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held in May 2005 are incorporated by reference into Part III of this report.

i

PART I

Item 1.	Business
      In this Annual Report on Form 10-K, we refer to Pride International, Inc. and its subsidiaries as “we,” the “Company” or “Pride,” unless the context clearly indicates otherwise. Pride International, Inc. is a Delaware corporation with its principal executive offices located at 5847 San Felipe, Suite 3300, Houston, Texas 77057. Pride’s telephone number at such address is (713) 789-1400.
Overview
      Pride is a leading international provider of contract drilling and related services, operating both offshore and on land. As of March 1, 2005, we operated a global fleet of 290 rigs, including two ultra-deepwater drillships, 12 semisubmersible rigs, 29 jackup rigs, 20 tender-assisted, barge and platform rigs and 227 land-based drilling and workover rigs. Our operations are conducted in many of the most active oil and gas basins of the world, including South America, the Gulf of Mexico, the Mediterranean, West Africa, the Middle East, Asia Pacific, Russia and Kazakhstan. The significant diversity of our rig fleet and areas of operation enables us to provide a broad range of services and to take advantage of market upturns while reducing our exposure to sharp downturns in any particular market sector or geographic region.
      During 2004, we focused our efforts on reducing debt, managing cash flow and evaluating our assets to increase return on invested capital. As part of this strategy, during the fourth quarter of 2004, we sold a jackup rig, the Pride West Virginia, for $60 million. Additionally, we sold two stacked jackup rigs, the Pride Illinois and the Pride Kentucky, which we did not believe to be suitable rigs for upgrade, for $11 million to a buyer that intends to convert the rigs to mobile production units. We used the proceeds from these transactions to repay debt. The asset sales, combined with reductions in working capital resulting from cash flow management efforts and with cash flows from operations, resulted in debt reduction during 2004 of approximately $300 million. During the first quarter of 2005, one of our French subsidiaries sold a jackup rig, the Pride Ohio, and received approximately $40 million in cash, which we also used to repay debt. We also retired and scrapped 16 stacked land rigs and nine stacked platform rigs as the anticipated future cash flows did not justify the investment necessary to reactivate the rigs.
      In addition, we took advantage of favorable conditions in the credit market and refinanced long-term debt. In July 2004, we completed a private offering of $500 million principal amount of 7 3/8% Senior Notes due 2014 and entered into new senior secured credit facilities consisting of a $300 million term loan and a $500 million revolving credit facility. In April 2004, we completed a refinancing and expansion of the drillship loan facilities through our joint venture company that owns the ultra-deepwater drillships Pride Africa and Pride Angola. In December 2004, we also retired approximately $138.5 million of semisubmersible loans secured by the Pride Carlos Walter and the Pride Brazil.
      In late 2001, we commenced the first of four major deepwater platform rig construction projects for third party owners. The rigs were constructed on behalf of two major oil company customers under fixed-fee contracts. We also entered into long-term contracts to provide drilling operations management of the rigs once they had been installed on platforms. The first rig was completed and delivered in 2003, and the remaining three rigs were completed and delivered in 2004. As previously reported, we have experienced significant cost overruns on these projects, and the total costs on each of the four projects has substantially exceeded contract revenues. As of December 31, 2004, the cumulative losses recorded on the projects was $125.7 million. We do not currently intend to enter into additional business of this nature. Accordingly, we have reported our fixed-fee rig construction business as discontinued operations.
Operations
      We provide contract drilling services to oil and gas exploration and production companies through the use of mobile offshore and land-based drilling rigs in U.S. offshore, international offshore and international land markets. We provide the rigs and drilling crews and are responsible for the payment of operating and maintenance expenses. In addition, we provide rig management services on a variety of rigs, consisting of technical drilling assistance, personnel, repair and maintenance services, and drilling operation management services.

Eastern Hemisphere
      Our Eastern Hemisphere segment comprises our offshore and land drilling activity in Europe, the Mediterranean, West Africa, the Middle East, Southeast Asia, Russia and Kazakhstan. As of March 1, 2005, the segment included two ultra-deepwater drillships, four semisubmersible rigs, six jackup rigs, six tender-assisted and barge rigs, 15 land rigs and three offshore rigs managed for other parties.
      West Africa. Our market-leading position in Angola includes two ultra-deepwater drillships, two deepwater semisubmersible rigs, one jackup rig, two tender-assisted rigs and two deepwater platform rigs. We have a 51% ownership interest in two ultra-deepwater drillships, the Pride Angola and the Pride Africa. The drillships are contracted to work under contracts that were to expire in May 2005 and June 2005, respectively. During 2003, we entered into a ten-year aggregate contract extension for these rigs to commence upon completion of their existing contracts. The ten-year aggregate is the total usage for both drillships, with a minimum of three years and a maximum of seven years for any one drillship.
      Our semisubmersible rig, the Pride North America, is working offshore Angola under a new contract that commenced in August 2004 and expires in August 2005. We have agreed to terms to operate the rig in the Mediterranean, with operations expected to commence in early 2006. Our semisubmersible rig, the Pride South Pacific, is currently working offshore Congo under a contract that expires at the end of the first quarter of 2005. Upon expiration of the current contract, the Pride South Pacific is expected to be out of service for approximately 45 days during the second quarter of 2005 to undergo its five-year special periodic survey, after which we expect it to return to work offshore West Africa. The jackup rig Pride Cabinda is working offshore Angola under a long-term contract expiring in August 2005, and we expect to extend the contract at a moderately increased dayrate.
      Following completion of its special periodic survey, the tender-assisted rig Alligator began working in June 2004 under a contract that expires in January 2006. The previous contract for the tender-assisted rig Barracuda expired in August 2004, and we are currently mobilizing this rig to the Congo for a new one-year contract beginning April 2005. The swamp barge rig Bintang Kalimantan is expected to work through June 2005. We are evaluating several opportunities for this rig once the current contract expires. The Al Baraka I, renamed the Pride Ivory Coast, was in the shipyard for all of 2004 to complete a special periodic survey and upgrades. The Pride Ivory Coast started its new contract in January 2005. The contract expires in April 2007.
      In addition, in November 2003, the Kizomba A deepwater platform drilling rig began operations for a unit of ExxonMobil Corporation offshore Angola under a management contract expiring in December 2008. The Kizomba B deepwater platform drilling rig began operations for a unit of ExxonMobil offshore Angola in the first quarter of 2005. The related management contract expires in 2010.
      Other Eastern Hemisphere. The semisubmersible rig Pride North Sea operates offshore Libya under a contract that expires in July 2005. We anticipate the client will not exercise its option for the Pride North Sea under the current contract, and we expect to market the rig in the same region. During the fourth quarter of 2004, we transferred the previously idle semisubmersible rig Pride Venezuela from the Western Hemisphere to the Eastern Hemisphere for a 300-day contract offshore Libya that started in January 2005. The Pride North Dakota completed its work offshore Nigeria in November 2004 and, following the completion of a special periodic survey, scheduled upgrades and maintenance, is to begin a new three-year contract offshore Saudi Arabia in April 2005. The Pride Pennsylvania working offshore India is contracted through June 2006. The jackup rig Pride Montana working offshore Saudi Arabia is contracted through June 2007. The Pride Hawaii, a jackup rig working offshore Malaysia, is under contract until October 2006. The Pride Rotterdam, an accommodation unit, is working in the North Sea under a contract that expires in March 2006. The tender-assisted rig Piranha is working offshore Malaysia under a contract that will expire at the end of the first quarter of 2005, after which it will begin a new contract offshore Malaysia at an increased dayrate. The Ile de Sein is currently mobilizing to Thailand for an eight-well contract.

      Land. Our land-based operations in our Eastern Hemisphere segment include five rigs in Chad, two in Europe, two in Kazakhstan, three in North Africa, one in Russia, one in the Middle East and one in Pakistan.

Western Hemisphere
      Our Western Hemisphere segment comprises our offshore drilling activity in Latin America, currently Brazil, Mexico and Venezuela. As of March 1, 2005, we had eight semisubmersible rigs, 13 jackup rigs, three platform rigs, two lake barge rigs and two managed rigs in the segment.
      South America. In Brazil, the Pride Carlos Walter and the Pride Brazil, which are deepwater, dynamically positioned semisubmersible rigs, are working under five-year contracts that expire in June and July 2006, respectively. The Pride South America, a dynamically positioned semisubmersible rig, is currently working offshore Brazil under a contract that expires in February 2007. The semisubmersible Pride South Atlantic operating in Brazil is working on a series of one-well contracts for several independent operators that we expect to utilize the rig through the end of 2005. During the first quarter of 2005, we entered into a letter of commitment for a three-month drilling contract for the semisubmersible rig Pride Rio de Janeiro that would begin in April 2005. We are currently evaluating opportunities for the Pride Portland.
      Our offshore fleet in Venezuela includes two jackup rigs and two barge rigs operating on Lake Maracaibo. We manage the two jackup rigs under well-to-well contracts. We are currently negotiating to re-contract our two barge rigs.
      Gulf of Mexico. The Mexican sector of the Gulf of Mexico includes two semisubmersible rigs, 13 jackup rigs and three platform rigs that are working under contracts with initial durations of one to four years each. The semisubmersible rig Pride South Seas was mobilized from Mexico to South Africa in March 2005 to begin a contract expiring in June 2006, following a periodic survey. Our semisubmersible rig Pride Mexico, which began operations in October 2003, is contracted through April 2007. Our jackup rigs Pride Texas, Pride Alaska, Pride California and Pride Oklahoma and our platform rig, Rig 1003E, working offshore Mexico have contracts that expire in 2005; however, we anticipate that each of these rigs will be recontracted for work in Mexico. The remaining jackup rigs and platform rigs are working under contracts that expire after year-end 2005.

U.S. Gulf of Mexico
      As of March 1, 2005, our rig fleet in the U.S. Gulf of Mexico segment comprised 10 jackup rigs and nine platform rigs. Eight of the jackup rigs and five of the platform rigs were working under contracts ranging in duration from well-to-well to one year. The Pride Mississippi was mobilized from Mexico to the U.S. Gulf of Mexico in December 2004 where it began a new contract in February 2005. The Pride Wyoming began working in March 2005 under a three-month contract, and the Pride Utah is contracted to begin work in June 2005 under a well-to-well contract.
      We commenced management operations in July 2004 and September 2004, respectively, on two deepwater platform rigs, Holstein and Mad Dog, owned by the customer. In addition, we expect to commence management operations on the deepwater rig Thunder Horse in the second quarter of 2005. During 2004, we evaluated our idle platform rigs and decided to retire and scrap nine stacked platform rigs in the fourth quarter of 2004.

Latin America Land
      As of March 1, 2005, our Latin America Land segment comprised 212 land drilling and workover rigs operating in Argentina, Bolivia, Brazil, Colombia, Ecuador, Mexico and Venezuela. During 2004, we decided to retire and scrap 16 stacked land rigs in the segment.
      In Argentina, we operate 145 rigs, consisting of 49 drilling rigs and 96 workover rigs. Argentine rig operations are generally conducted in remote regions of the country and require substantial infrastructure and support. We believe that our established infrastructure and scale of operations provide us with a competitive advantage in this market.

      Our land-based fleet in Venezuela consists of 33 rigs, of which six are drilling rigs and 27 are workover rigs. In Colombia, we operate 12 drilling rigs and eight workover rigs. We operate four drilling rigs and two workover rigs for operators in Bolivia. We operate one drilling rig in Ecuador. In Brazil, we operate one drilling rig and four workover rigs. We also operate two workover rigs in Mexico.

E&P Services
      We provide a variety of services to exploration and production companies in Argentina, Bolivia, Brazil, Colombia, Ecuador, Mexico, Peru and Venezuela through our E&P Services segment, including cementing, stimulation, fracturing, coil tubing, directional drilling, under-balanced drilling, nitrogen injection, carbon dioxide, production services and fishing services. We also manage integrated services projects in Argentina and other South American countries.

Technical Services
      The operations of the Technical Services group have been concentrated on completing the final of four rigs pursuant to fixed-fee contracts to design, engineer, manage construction of and commission specialized drilling rigs for two of our significant customers. The first rig was completed and delivered in 2003, and the other three rigs were completed and delivered in 2004.
      We have experienced significant cost overruns on these projects, and the total costs on each of the four projects has substantially exceeded contract revenues. Accordingly, in 2003 we recorded provisions for losses on these projects totaling $98.4 million. During 2004, we recorded additional loss provisions on these projects totaling $27.3 million, resulting in a cumulative loss on the projects of $125.7 million. We do not currently intend to enter into additional business of this nature. Accordingly, we have reported our fixed-fee rig construction business as discontinued operations in our results of operations.
      Due to the discontinuance of our fixed-fee rig construction business, the revenues and costs for engineering and management consulting services provided to our customers are included in our corporate and other segment for reporting purposes. The costs associated with managing special periodic surveys and shipyard work for our fleet are reported in the operating segment managing the rig. As a result, we no longer report these operations as a separate segment.

Rig Fleet

Offshore Rigs
      The table below presents information about our offshore rig fleet as of March 1, 2005:

		Built/
		Upgraded or	Water	Drilling
		Expected	Depth	Depth
Rig Name	Rig Type/Design	Completion	Rating	Rating	Location	Status

			(feet)	(feet)
Drillships — 2
Pride Africa(1)	Gusto 10,000	1999	10,000	30,000	Angola	Working
Pride Angola(1)	Gusto 10,000	1999	10,000	30,000	Angola	Working
Semisubmersible Rigs — 12
Pride North America	Bingo 8000	1999	7,500	25,000	Angola	Working
Pride South Pacific	Blohm & Voss	1974/1999	6,500	25,000	Congo	Working
Pride Portland(2)	Amethyst	2004	5,600	25,000	Curacao	Available
Pride Rio de Janeiro(2)	Amethyst	2004	5,600	25,000	Brazil	Committed
Pride Brazil	Amethyst	2001	5,000	25,000	Brazil	Working
Pride Carlos Walter	Amethyst	2000	5,000	25,000	Brazil	Working
Pride South America	Amethyst	1987/1996	4,000	20,000	Brazil	Working
Pride Mexico	Neptune Pentagon	1973/1995	2,625	22,000	Mexico	Working
Pride South Atlantic	F&G Enhanced Pacesetter	1982	1,500	25,000	Brazil	Working
Pride Venezuela	F&G Enhanced Pacesetter	1982/2001	1,500	25,000	Libya	Working
Pride South Seas	Aker H-3	1977/1997	1,000	20,000	Mexico	Working
Pride North Sea	Aker H-3	1975/2001	1,000	25,000	Libya	Working
Jackup Rigs — 29
Pride Cabinda	Independent leg, cantilever	1983	300	25,000	Angola	Working
Pride Hawaii	Independent leg, cantilever	1975/1997	300	30,000	Malaysia	Working
Pride Pennsylvania	Independent leg, cantilever	1973/1998	300	20,000	India	Working
Pride Tennessee	Independent leg, cantilever	1981	300	25,000	Mexico	Working
Pride Montana	Independent leg, cantilever	1980/2001	270	20,000	Saudi Arabia	Working
Pride North Dakota	Independent leg, cantilever	1981/2002	250	30,000	Saudi Arabia	Contracted
Pride Wisconsin	Independent leg, slot	1976/2002	300	30,000	Mexico	Working
Pride Texas	Mat-supported, cantilever	1999	300	20,000	Mexico	Working
Pride Alaska	Mat-supported, cantilever	1982/2002	250	25,000	Mexico	Working
Pride Kansas	Mat-supported, cantilever	1999	250	25,000	USA	Working
Pride Missouri	Mat-supported, cantilever	1981	250	20,000	USA	Working
Pride Alabama	Mat-supported, cantilever	1982	200	25,000	Mexico	Working
Pride Arkansas	Mat-supported, cantilever	1982	200	25,000	Mexico	Working
Pride Colorado	Mat-supported, cantilever	1982	200	25,000	Mexico	Working
Pride Florida	Mat-supported, cantilever	1981	200	20,000	USA	Working
Pride Mississippi	Mat-supported, cantilever	1981/2002	200	25,000	USA	Working
Pride Nebraska	Mat-supported, cantilever	1981/2002	200	20,000	Mexico	Working
Pride Nevada	Mat-supported, cantilever	1981/2002	200	20,000	Mexico	Working
Pride New Mexico	Mat-supported, cantilever	1982	200	25,000	USA	Working
Pride South Carolina	Mat-supported, cantilever	1980/2002	200	20,000	Mexico	Working
Pride Utah	Mat-supported, cantilever	1978/2002	80	16,000	USA	Contracted
Pride Arizona	Mat-supported, slot	1981/1996	250	25,000	USA	Working
Pride California	Mat-supported, slot	1997/2002	250	20,000	Mexico	Working
Pride Georgia	Mat-supported, slot	1981/1995	250	20,000	USA	Working
Pride Louisiana	Mat-supported, slot	1981/2002	250	25,000	Mexico	Working
Pride Michigan	Mat-supported, slot	1975/2002	250	25,000	USA	Working
Pride Oklahoma	Mat-supported, slot	1996/2002	250	20,000	Mexico	Working
Pride Wyoming	Mat-supported, slot	1976	250	25,000	USA	Working
Pride Rotterdam	Accommodation unit	1975/1992	205	—	North Sea	Working

		Built/
		Upgraded or	Water	Drilling
		Expected	Depth	Depth
Rig Name	Rig Type/Design	Completion	Rating	Rating	Location	Status

			(feet)	(feet)
Tender-Assisted Rigs — 5
Pride Ivory Coast	Self-erecting barge	1994	650	20,000	Ivory Coast	Working
Piranha(3)	Self-erecting barge	1978/1998	600	20,000	Malaysia	Working
Ile de Sein(3)	Self-erecting barge	1981/1997	450	16,000	Indonesia	Working
Barracuda	Self-erecting barge	1982	330	20,000	Angola	Contracted
Alligator	Self-erecting barge	1982/2004	330	20,000	Angola	Working
Barge Rigs — 3
Pride I(4)	Floating cantilever	1994	150	20,000	Venezuela	Working
Pride II(4)	Floating cantilever	1994	150	20,000	Venezuela	Working
Bintang Kalimantan	Swamp barge	1983	N/A	16,000	Nigeria	Working
Platform Rigs — 12
Rig 1501E	Heavy electrical	1996	N/A	25,000	USA	Working
Rig 1502E	Heavy electrical	1998	N/A	25,000	USA	Working
Rig 1503E	Heavy electrical	1997/2003	N/A	20,000	USA	Shipyard
Rig 1002E	Heavy electrical	1996	N/A	20,000	Mexico	Working
Rig 1003E	Heavy electrical	1996	N/A	20,000	Mexico	Working
Rig 1005E	Heavy electrical	1998	N/A	20,000	Mexico	Working
Rig 1006E	Heavy electrical	2001	N/A	20,000	USA	Available
Rig 650E	Intermediate electrical	1994	N/A	15,000	USA	Available
Rig 651E	Intermediate electrical	1995	N/A	15,000	USA	Working
Rig 653E	Intermediate electrical	1995	N/A	15,000	USA	Available
Rig 210	Intermediate mechanical	1996	N/A	15,000	USA	Working
Rig 14	Light mechanical	1994	N/A	10,000	USA	Working
Managed Rigs — 8(5)
Semisubmersible Rigs
Leiv Eiriksson	Bingo 9000	2001	8,200	30,000	Angola	Working
Thunder Horse	Ultra-heavy electrical	2004	N/A	30,000	USA	Working
Jackup Rigs
GP-20	Independent leg, cantilever	1982	200	20,000	Venezuela	Working
GP-19	Independent leg, cantilever	1981	150	20,000	Venezuela	Working
Platform Rigs
Kizomba A	Ultra-heavy electrical	2003	N/A	30,000	Angola	Working
Kizomba B	Ultra-heavy electrical	2004	N/A	30,000	Angola	Working
Holstein	Ultra-heavy electrical	2004	N/A	30,000	USA	Working
Mad Dog	Ultra-heavy electrical	2004	N/A	30,000	USA	Working

(1)	Owned by joint ventures in which we have a 51% interest.

(2)	Owned by a joint venture in which we have a 30% interest.

(3)	We have entered into an agreement to sell the units subject to various conditions, some of which may be difficult to satisfy. Accordingly, the sale may not be completed.

(4)	Petróleos de Venezuela, S.A. (“PDVSA”) has an option to purchase the rig upon the occurrence of certain events for a purchase price that will not be more than $16 million nor less than $8 million as determined by an independent appraiser.

(5)	Managed by us, but owned by others.
      Drillships. The Pride Africa and Pride Angola are ultra-deepwater, self-propelled drillships that can be positioned over a drill site through the use of a computer-controlled thruster (dynamic positioning) system. Drillships are suitable for deepwater drilling in remote locations because of their mobility and large load-carrying capacity. Generally, drillships operate with crews of 50 to 75 persons.

      Semisubmersible Rigs. Our semisubmersible rigs are floating platforms that, by means of a water ballasting system, can be submerged to a predetermined depth so that a substantial portion of the lower hulls, or pontoons, is below the water surface during drilling operations. The rig is “semisubmerged,” remaining afloat in a position, off bottom, where the lower hull is about 60 to 80 feet below the water line and the upper deck protrudes well above the surface. This type of rig maintains its position over the well through the use of either an anchoring system or a computer-controlled thruster system similar to that used by our drillships. Semisubmersible rigs generally operate with crews of 60 to 75 persons.
      Jackup Rigs. The jackup rigs we operate are mobile, self-elevating drilling platforms equipped with legs that can be lowered to the ocean floor until a foundation is established to support the drilling platform. The rig legs may have a lower hull or mat attached to the bottom to provide a more stable foundation in soft bottom areas. Independent leg rigs are better suited for harsher or uneven seabed conditions. Jackup rigs are generally subject to a maximum water depth of approximately 200 to 300 feet, while some jackup rigs may drill in water depths as shallow as ten feet. The length of the rig’s legs and the operating environment determine the water depth limit of a particular rig. A cantilever jackup rig has a feature that allows the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over a pre-existing platform or structure. Some cantilever jackup rigs have “skid-off” capability, which allows the derrick equipment to be skidded onto an adjacent platform, thereby increasing the operational capacity of the rig. Slot-type jackup rigs are configured for drilling operations to take place through a slot in the hull. Slot-type rigs are usually used for exploratory drilling because their configuration makes them difficult to position over existing platforms or structures. Jackups generally operate with crews of 15 to 40 persons.
      Tender-Assisted Rigs. Our tender-assisted rigs are generally non-self-propelled barges moored alongside a platform and containing crew quarters, mud tanks, mud pumps and power generation systems. The only equipment transferred to the platform for drilling or workover operations is the derrick equipment set consisting of the substructure, drillfloor, derrick and drawworks. As a result, tender-assisted rigs are less hazardous and allow smaller, less costly platforms to be used for development projects. Self-erecting tenders carry their own derrick equipment and have a crane capable of erecting the derrick on the platform, thereby eliminating the cost associated with a separate derrick barge and related equipment. Tender-assisted rigs generally operate with crews of 15 to 25 persons.
      Barge Rigs. We operate barge rigs on Lake Maracaibo, Venezuela that have been designed to work in a floating mode with a cantilever feature and a mooring system that enables the rig to operate in waters up to 150 feet deep. In Nigeria, we operate a swamp barge rig. This rig is held on location by submerging the hull onto the sea floor before commencement of work. Barge rigs generally operate with crews of 15 to 25 persons.
      Platform Rigs. Our platform rigs generally consist of drilling equipment and machinery arranged in modular packages that are transported to, assembled and installed on fixed offshore platforms owned by the customer. Fixed offshore platforms are steel, tower-like structures that stand on the ocean floor, with the top portion, or platform, above the water level, providing the foundation upon which the platform rig is placed. Our platform rigs can be used to provide drilling, workover and horizontal reentry services using top drives, enhanced pumps and solids control equipment for drilling fluids. The crew operating on a platform rig can vary significantly depending upon the size of the platform and the nature of the operations being performed.
      Managed Rigs. We perform rig management services on a variety of rigs, consisting of providing technical drilling assistance, personnel, repair and maintenance services, and drilling operation management services.

Land Rigs
      The table below presents information about our land-based rig fleet as of March 1, 2005:

	Total	Drilling	Workover

South America — 212
Argentina	145	49	96
Venezuela	33	6	27
Colombia	20	12	8
Bolivia	6	4	2
Brazil	5	1	4
Ecuador	1	1	—
Mexico	2	—	2
Other International — 15
Chad	5	3	2
North Africa	3	3	—
Russia/ Kazakhstan	3	3	—
Other	4	4	—

Total Land-Based Rigs	227	86	141

      A land-based drilling rig consists of engines, drawworks, a mast, substructure, pumps to circulate the drilling fluid, blowout preventers, drill string and related equipment. The intended well depth and the drilling site conditions are the principal factors that determine the size and type of rig most suitable for a particular drilling job. Our land-based fleet also includes a class of rigs known as well service rigs designed to perform maintenance and repair or modification to existing wells. Maintenance and repair services are required on producing oil and gas wells to ensure efficient, continuous operation. These services consist of mechanical repairs necessary to maintain or improve production from the well, such as repairing parted sucker rods, replacing defective downhole pumps in an oil well or replacing defective tubing in a gas well. We provide the rigs, equipment and crews for these maintenance services, which are performed on both oil and gas wells, but are more often required on oil wells. Also, producing oil and gas wells occasionally require major modifications, called workovers. Workover services include the opening of new producing zones in an existing well, recompletion of a well in which production has declined, drilling out plugs and packers and the conversion of a producing well to an injection well during enhanced recovery operations. All of our land-based rigs can be readily moved between well sites and between geographic areas of operations. Most of our land-based drilling and land-based workover/well service rigs operate under short-term or well-to-well contracts.
Competition
      Our competition ranges from large international companies offering a wide range of drilling and other oilfield services to smaller, locally owned companies. We believe we are competitive in terms of pricing, performance, equipment, safety, availability of equipment to meet customer needs and availability of experienced, skilled personnel. Competition is usually on a regional basis, but offshore drilling rigs are highly mobile and may be moved, at a cost that is sometimes substantial, from one region to another in response to demand.
      Drilling contracts are generally awarded on a competitive bid basis. While an operator may consider the contractor’s safety record, crew quality, rig location and quality of service and equipment, price is often the primary factor in determining which contractor, among those with suitable rigs, is awarded a job. Some of our competitors have greater financial resources, which may enable them to better withstand periods of low utilization, compete more effectively on the basis of price, build new rigs or acquire existing rigs.

Customers
      We work for large multinational oil and gas companies, government-owned oil and gas companies and independent oil and gas producers. For the year ended December 31, 2004, we had two customers, Petroleo Brasilerio S.A. (“Petrobras”) and Petroleos Mexicanos S.A. (“Pemex”), that accounted for approximately 17% and 14% of our consolidated revenues, respectively. The loss of either of these significant customers could, in the near term, have a material adverse effect on our results of operations. No other customer accounted for 10% or more of our 2004 consolidated revenues.
Drilling Contracts
      Our drilling contracts are awarded through competitive bidding or on a negotiated basis. The contract terms and rates vary depending on competitive conditions, the geographical area, the geological formation to be drilled, the equipment and services to be supplied, the on-site drilling conditions and the anticipated duration of the work to be performed.
      Oil and gas well drilling contracts are carried out on a dayrate, footage or turnkey basis. Under dayrate contracts, we charge the customer a fixed charge per day regardless of the number of days needed to drill the well. In addition, dayrate contracts usually provide for a reduced day rate (or lump sum amount) for mobilizing the rig to the well location and for assembling and dismantling the rig. Under dayrate contracts, we ordinarily bear no part of the costs arising from down-hole risks (such as time delays for various reasons, including a stuck or broken drill string or well-control issues). However, on occasion, we accept certain liabilities associated with such risks. Substantially all of our contracts with major customers are on a dayrate basis. Contracts may also include reimbursement of costs to modify or upgrade a rig to meet customer specifications. Other contracts provide for payment on a footage basis, whereby we are paid a fixed amount for each foot drilled regardless of the time required or the problems encountered in drilling the well. We may also enter into turnkey contracts, whereby we agree to drill a well to a specific depth for a fixed price and to bear some of the well equipment costs. Compared to dayrate contracts, footage and turnkey contracts involve a higher degree of risk to us and, accordingly, normally provide greater profit potential.
      Contracts for work in international offshore markets generally provide for longer terms than contracts in domestic offshore markets. When contracting abroad, we are faced with the risks of currency fluctuation and, in certain cases, exchange controls. Typically, we attempt to limit these risks by obtaining contracts providing for payment in U.S. dollars or freely convertible foreign currency. To the extent possible, we seek to limit our exposure to local currencies by matching our acceptance thereof to our expense requirements in such currencies. There can be no assurance that we will be able to continue to take such actions in the future, thereby exposing us to foreign currency fluctuations that could have a material adverse effect upon our results of operations, financial condition and cash flows. Please read “— Risk Factors — Worldwide political and economic developments may hurt our operations materially” in this Item 1, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this annual report.
      In addition, a customer may seek to cancel or renegotiate its contract during periods of depressed market conditions or if we experience downtime or operational problems above the contractual limit. See “— Risk Factors — Our customers may seek to cancel or renegotiate some of our drilling contracts during periods of depressed market conditions or if we experience operational difficulties.”
Seasonality
      One of our land rigs in Kazakhstan is operating on artificial islands in the Caspian Sea. Because winter ice conditions hinder access and resupply, the rig may be placed in a non-operating standby mode during winter months at a reduced dayrate. Otherwise, our business activities are not significantly affected by seasonal fluctuations. Most of our other rigs are located in geographical areas that are not subject to severe weather changes that would halt operations for prolonged periods.

Employees
      As of December 31, 2004, we employed approximately 12,600 personnel and had approximately 1,100 contractors. Approximately 1,300 of our employees and contractors were located in the United States and 12,400 were located abroad. Hourly rig crews constitute the vast majority of our employees. None of our U.S. employees are represented by a collective bargaining unit. Many of our international employees are subject to industry-wide labor contracts within their respective countries. We believe that our employee relations are good.
Insurance
      We have insurance in place covering certain exposures, including physical damage to our drilling rigs and personal injury claims by our drilling crews. The marine package policy provides coverage for damage to our rigs. It also provides loss of hire insurance for certain assets with higher dayrates. The policy has a $10,000,000 per occurrence deductible. In addition, we maintain insurance coverage for cargo, control of well, auto liability, non-owned aviation and similar potential liabilities. Our protection and indemnity policy and all other insurance programs have a maximum deductible of $250,000 per occurrence.
Segment and Geographic Information
      Information for the last three fiscal years with respect to revenues, earnings from operations and identifiable assets attributable to our industry segments and revenues and long-lived assets by geographic areas of operations is presented in Note 15 of our Notes to Consolidated Financial Statements included in Item 8 of this annual report.
Available Information
      We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. These filings, and any amendments to these filings, are available free of charge through our internet website at www.prideinternational.com as soon as reasonably practicable after we electronically file that material with, or furnish it to, the SEC. These filings also are available at the SEC’s internet website at www.sec.gov. Information contained on our website is not part of this annual report.
      We have filed the required certifications of our chief executive officer and our chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1 and 31.2 to this annual report. In 2004, we submitted to the New York Stock Exchange the chief executive officer certification required by Section 303A.12(a) of the NYSE’s Listed Company Manual.
Risk Factors

A material or extended decline in expenditures by oil and gas companies due to a decline or volatility in oil and gas prices, a decrease in demand for oil and gas or other factors may reduce demand for our services and substantially reduce our profitability or result in our incurring losses.
      The profitability of our operations depends upon conditions in the oil and gas industry and, specifically, the level of exploration and production expenditures of oil and gas company customers. The oil and gas industry is cyclical. The demand for contract drilling and related services is directly influenced by many factors beyond our control, including:

•	oil and gas prices and expectations about future prices;

•	the demand for oil and gas;

•	the cost of producing and delivering oil and gas;

•	advances in exploration, development and production technology;

•	government regulations;

•	local and international political and economic conditions;

•	the ability of the Organization of Petroleum Exporting Countries to set and maintain production levels and prices;

•	the level of production by non-OPEC countries; and

•	the policies of various governments regarding exploration and development of their oil and gas reserves.
      Depending on the market prices of oil and gas, companies exploring for oil and gas may cancel or curtail their drilling programs, thereby reducing demand for drilling services. Such a reduction in demand may erode daily rates and utilization of our rigs. Any significant decrease in daily rates or utilization of our rigs, particularly our high-specification drillships, semisubmersible rigs or jackup rigs, could materially reduce our revenues and profitability.

An oversupply of comparable rigs in the geographic markets in which we compete could depress the utilization rates and dayrates for our rigs and materially reduce our revenues and profitability.
      Utilization rates, which are the number of days a rig actually works divided by the number of days the rig is available for work, and dayrates, which are the contract prices customers pay for rigs per day, are also affected by the total supply of comparable rigs available for service in the geographic markets in which we compete. Improvements in demand in a geographic market may cause our competitors to respond by moving competing rigs into the market, thus intensifying price competition. Significant new rig construction could also intensify price competition. In the past, there have been prolonged periods of rig oversupply with correspondingly depressed utilization rates and dayrates largely due to earlier, speculative construction of new rigs. Improvements in dayrates and expectations of longer-term, sustained improvements in utilization rates and dayrates for offshore drilling rigs may lead to construction of new rigs. These increases in the supply of rigs could depress the utilization rates and dayrates for our rigs and materially reduce our revenues and profitability.

Warranty claims asserted against us in the future could materially affect our business.
      We have completed four deepwater platform rig construction projects under lump sum contracts with our customers. We recorded loss provisions totaling $98.4 million during 2003, and additional loss provisions totaling $27.3 million during 2004, as a result of cost overruns on these projects. In connection with the projects, we have provided our customers with a limited one year warranty against manufacturing defects on the rigs and have included in the construction losses a provision for warranty claims. However, our actual level of warranty claims could be greater than the level of warranty claims we estimated at the time of the provision, which would result in further losses on the projects.

If we are unable to obtain new or favorable contracts for rigs whose contracts are expiring, our revenues and profitability could be materially reduced.
      We have a number of contracts that will expire in 2005. Our ability to renew these contracts or obtain new contracts and the terms of any such contracts will depend on market conditions. We may be unable to renew our expiring contracts or obtain new contracts for the rigs, and the dayrates under any new contracts may be substantially below the existing dayrates, which could materially reduce our revenues and profitability.

If we are unable to obtain contracts for the Pride Portland and the Pride Rio de Janeiro, the joint venture company owning the rigs may not be able to cover its debt service requirements, which could necessitate the joint venture partners, including us, to make additional cash advances to the joint venture. If the partners failed to do so, MARAD could draw down our letter of credit, exercise remedies under our return guarantee to MARAD and foreclose and take possession of the rigs.
      We own a 30.0% equity interest in a joint venture company that owns two dynamically-positioned, deepwater semisubmersible drilling rigs, the Pride Portland and the Pride Rio de Janeiro. The joint venture company financed the cost of construction of these rigs through equity contributions and fixed rate notes, with repayment of the notes guaranteed by the United States Maritime Administration (“MARAD”). We have provided a $25.0 million letter of credit and various guarantees in connection with the financing.

      The Pride Portland and Pride Rio de Janeiro were built to operate under long-term contracts with Petrobras; however, Petrobras has given notice of cancellation of the original contracts for late delivery. Our joint venture partner has maintained litigation against Petrobras challenging the cancellation of the contracts and also is pursuing other claims against Petrobras unrelated to the joint venture. Our joint venture partner’s litigation and claims against Petrobras could impact our ability to obtain, or the timing of, drilling contracts for the rigs with Petrobras. During the first quarter of 2005, we entered into a letter of commitment with another customer for a three-month drilling contract for the Pride Rio de Janeiro that would begin in April 2005, and we continue to pursue long-term contracts with Petrobras for the rigs. If no drilling contract is obtained before the rigs are commissioned (expected in the second quarter of 2005), the rigs will be stacked at a cost of approximately $1 million per month per rig to the joint venture company. Principal and interest payments totaling approximately $45.1 million are due in 2005, of which our 30.0% share would be $13.5 million. In the event that the joint venture company does not generate sufficient funds from operations to finance any stacking costs and its debt service obligations, the joint venture partners would, if they choose to maintain the joint venture, need to advance funds to the joint venture company since the joint venture company would have no alternative source of funds to allow it to make such payments. If the joint venture company failed to cover its debt service requirements, a default would occur under the fixed rate notes guaranteed by MARAD. MARAD would then be entitled to draw down the entire amount of the letter of credit, exercise remedies under our return guarantee to MARAD, foreclose on the mortgages related to the Pride Portland and the Pride Rio de Janeiro and take possession of the two rigs.

Worldwide political and economic developments may hurt our operations materially.
      In 2004 we derived approximately 92.0% of our revenues from countries outside the United States. Our operations in these areas are subject to the following risks, among others:

•	foreign currency fluctuations and devaluation;

•	new economic and tax policies;

•	restrictions on currency repatriation;

•	political instability, war and civil disturbances;

•	uncertainty or instability resulting from armed hostilities or other crises in the Middle East or other geographic areas in which we operate; and

•	acts of terrorism.
      Continued hostilities in the Middle East and the occurrence or threat of future terrorist attacks against the United States or other developed countries could cause a downturn in the economies of the United States and those other countries. A lower level of economic activity could result in a decline in energy consumption, which could cause our revenues and margins to decline and limit our future growth prospects. More specifically, these risks could lead to increased volatility in prices for crude oil and natural gas and could affect the markets for our drilling services. In addition, these risks could increase instability in the financial and insurance markets and make it more difficult for us to access capital and to obtain insurance coverages that we consider adequate or are otherwise required by our contracts.
      We attempt to limit the risks of currency fluctuation and restrictions on currency repatriation where possible by obtaining contracts providing for payment in U.S. dollars or freely convertible foreign currency. To the extent possible, we seek to limit our exposure to local currencies by matching the acceptance of local currencies to our expense requirements in those currencies. Although we have done this in the past, we may not be able to take these actions in the future, thereby exposing us to foreign currency fluctuations that could cause our results of operations, financial condition and cash flows to deteriorate materially.
      During 2004, approximately 29.2% of our consolidated revenues were derived from our operations in Argentina and Venezuela. Over the past three years, these two countries experienced political and economic instability that resulted in significant changes in their general economic policies and regulations.

      During 2002, the Argentine peso declined in value against the U.S. dollar following the Argentine government’s decisions to abandon the country’s fixed dollar-to-peso exchange rate, requiring private sector, dollar-denominated loans and contracts to be paid in pesos and placing restrictions on the convertibility of the Argentine peso. The devaluation, coupled with the government’s mandated conversion of all dollar-based contracts to pesos, severely pressured our margins. During 2002, we engaged in discussion with all of our Argentine customers regarding the recovery of losses sustained from the devaluation of accounts receivable and the basis on which new business would be contracted. We have restructured most of our contracts on a basis that we believe limits our exposure to further devaluations. However, further devaluations may cause our results to suffer materially.
      Since 2002, Venezuela has experienced political, economic and social instability, including prolonged labor strikes, demonstrations and an attempt to overthrow the government. Much of the instability negatively impacted PDVSA, which is our principal customer in Venezuela, and led to the dismissal of more than 18,000 employees by the government. PDVSA has been reorganized a number of times, most recently in January 2005, and has been increasingly integrated within the Venezuelan government structure. In February 2004 and March 2005, Venezuela devalued its currency, the Bolivar, relative to the U.S. dollar by 20.0% and 12.0%, respectively. The current instability in Venezuela could lead to further civil unrest and work stoppages and may have an adverse effect on our business in that country.
      From time to time, certain of our foreign subsidiaries operate in countries that are subject to sanctions and embargoes imposed by the U.S. government and the United Nations, such as Iran and Libya. Although these sanctions and embargoes do not prohibit those subsidiaries from completing existing contracts or from entering into new contracts to provide drilling services in such countries, they do prohibit us and our domestic subsidiaries, as well as employees of our foreign subsidiaries who are U.S. citizens, from participating in, approving or otherwise facilitating any aspect of the business activities in those countries. These constraints on our ability to have U.S. persons, including our senior management, provide managerial oversight and supervision may negatively affect the financial or operating performance of such business activities. We have received a request for information from the U.S. Department of Treasury’s Office of Foreign Assets Control regarding our involvement in the business activities of certain of our foreign subsidiaries in Libya and Iran, and we have provided information pursuant to that request. Libya currently is not subject to economic sanctions imposed by the U.S. government, and one of our foreign subsidiaries has recently disposed of the rig operating in Iran.
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
      For further information about our international operations, including our results of operations by geographic area, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment and Outlook” in Item 7 of this annual report and to Note 15 of our Notes to Consolidated Financial Statements included in Item 8 of this annual report.

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
      As of December 31, 2004, we had approximately $1.7 billion in long-term debt and lease obligations. The level of our indebtedness will have several important effects on our future operations, including:

•	a significant portion of our cash flow from operations will be dedicated to the payment of interest and principal on such debt and will not be available for other purposes;

•	covenants contained in our debt arrangements require us to meet certain financial tests, which may affect our flexibility in planning for, and reacting to, changes in our business and may limit our ability to dispose of assets, withstand current or future economic or industry downturns and compete with others in our industry for strategic opportunities; and

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited.
      Our ability to meet our debt service obligations and to reduce our total indebtedness will be dependent upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control.

We are subject to a number of operating hazards, including those specific to marine operations. We may not have insurance to cover all these hazards.
      Our operations are subject to the many hazards customary in the oilfield services industry. Contract drilling and well servicing require the use of heavy equipment and exposure to hazardous conditions, which may subject us to liability claims by employees, customers and third parties. These hazards can cause personal injury or loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage and suspension of operations. Our offshore fleet is also subject to hazards inherent in marine operations, either while on site or during mobilization, such as capsizing, sinking and damage from severe weather conditions. We customarily provide contract indemnity to our customers for:

•	claims that could be asserted by us relating to damage to or loss of our equipment, including rigs;

•	claims that could be asserted by us or our employees relating to personal injury or loss of life; and

•	legal and financial consequences of spills of industrial waste and other liquids, but only to the extent (1) that the waste or other liquids were in our control at the time of the spill, (2) that our level of culpability is greater than mere negligence or (3) of specified monetary limits.
      We maintain insurance for injuries to our employees, damage to or loss of our equipment and other insurance coverage for normal business risks, including general liability insurance. Any insurance protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. In addition, some of our primary insurance policies have substantial per occurrence or annual deductibles and/or self-insured aggregate amounts. The occurrence of a significant event against which we are not fully insured, or of a number of lesser events against which we are insured but are subject to substantial deductibles and/or self-insured amounts, could materially increase our costs and impair our profitability and financial condition. Moreover, worldwide terrorist attacks and natural disasters have significantly increased premiums for some types of coverage. We may not be able to maintain adequate insurance at rates or on terms that we consider reasonable or acceptable.

We are subject to numerous governmental regulations, including those that may impose significant liability on us for environmental damage.
      Many aspects of our operations are subject to governmental regulations that may relate directly or indirectly to the contract drilling and well servicing industries, including those requiring us to control the discharge of oil and other contaminants or otherwise relating to protection of the environment. Our operations and activities are subject to numerous environmental laws and regulations, including the U.S. Oil Pollution Act of 1990, the U.S. Outer Continental Shelf Lands Act, and the Comprehensive Environmental Response, Compensation and Liability Act. Additionally, other countries where we operate have laws and regulations covering the discharge of oil and other contaminants in connection with operations. Laws and regulations protecting the environment have become more stringent in recent years and may in certain circumstances impose strict liability, rendering us liable for environmental damage without regard to negligence or fault on our part. These laws and regulations may expose us to liability for the conduct of, or conditions caused by, others or for acts that were in compliance with all applicable laws at the time the acts were performed. The application of these requirements, the modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or development drilling for oil and gas could materially limit future contract drilling opportunities or materially increase our costs or both.

Many of our contracts with our customers for our offshore rigs are fixed dayrate contracts. Increases in our costs, which are unpredictable and fluctuate based on events outside our control, could adversely impact our profitability on those contracts.
      A number of our contracts with our customers for our offshore rigs are on a fixed dayrate basis. However, many of our costs, such as labor costs, are unpredictable and fluctuate based on events outside our control. The gross margin we realize on these fixed dayrate contracts will often fluctuate based on, among other things, variations in labor and other costs over the term of the contract. A substantial increase in our costs associated with these contracts would adversely impact our profitability.

We may incur substantial costs associated with workforce reductions.
      In many of the countries in which we operate, our workforce has certain compensation and other rights relating to involuntary terminations arising from our various collective bargaining agreements and from statutory requirements of those countries. If we choose to cease operations in one of those countries or if market conditions reduce the demand for our drilling services in such a country, we could incur costs, which may be material, associated with workforce reductions.

Our ownership interest in some of our rigs, including two ultra-deepwater drillships and two high-specification semisubmersible rigs, is through joint ventures, which could limit our control over those assets.
      Our ownership interest in some of our rigs is through joint ventures. Currently, we hold a 51% interest in a joint venture company that owns two ultra-deepwater drillships, the Pride Africa and the Pride Angola. We also hold a 30% interest in a joint venture company that owns two high-specification semisubmersible rigs, the Pride Portland and the Pride Rio de Janeiro. We do not have sole control of the major decisions of either joint venture, such as those relating to drilling contracts for the rigs, debt obligations, capital expenditures and calling for capital contributions, and our joint venture partners may be able to take action without our approval. In addition, the rights of our joint venture partners may inhibit our ability to sell our interest in the joint ventures or in the property owned by the joint ventures. Our ownership interests in joint ventures also may involve risks not otherwise present with respect to assets owned solely by us, including the possibility that our joint venture partners might become bankrupt, fail to make required capital contributions, have different interests or goals from us or take action contrary to our instructions, requests, policies or objectives.

As of December 31, 2004, we had a material weakness in our internal controls, and our internal control over financial reporting was not effective as of that date. If we fail to maintain an effective system of internal controls, we may not be able to provide timely and accurate financial statements.
      As more fully described in Note 2 of our Notes to Consolidated Financial Statements included in Item 8 of this annual report, we have restated our consolidated financial information for the years from 2000 to 2003 and for the first nine months of 2004 to correct certain errors. In connection with that restatement, our management identified a material weakness in our internal control over financial reporting. We did not maintain effective controls over the communication among operating, functional and accounting departments of financial and other business information that is important to the period-end financial reporting process, including the specifics of non-routine and non-systematic transactions. Contributing factors included the large number of manual processes utilized during the period-end financial reporting process and an insufficient number of accounting and finance personnel to, in a timely manner, (1) implement extensive structural and procedural system and process initiatives during 2004, (2) perform the necessary manual processes and (3) analyze non-routine and non-systematic transactions. As a result, management has concluded that, as of December 31, 2004, we did not maintain effective internal control over financial reporting.
      The Public Company Accounting Oversight Board has defined a material weakness as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim statements will not be prevented or detected. Accordingly, a material weakness increases the risk that the financial information we report contains material errors.
      We also have identified other control deficiencies in our internal control over financial reporting, and we are implementing new or improved controls to address these matters. The steps we have taken and are taking to address the material weakness and these other control deficiencies may not be effective, however. Any failure to effectively address control deficiencies or implement required new or improved controls, or difficulties encountered in their implementation, could limit our ability to obtain financing, harm our reputation, disrupt our ability to process key components of our result of operations and financial condition timely and accurately and cause us to fail to meet our reporting obligations under SEC rules and our various debt arrangements. Any failure to remediate the material weakness or significant deficiencies identified in our evaluation of our internal controls could preclude our management from determining our internal control over financial reporting is effective or otherwise from issuing in a timely manner its management report in 2006.

Item 2.	Properties
      Our property consists primarily of mobile offshore and land-based drilling rigs, well servicing rigs and ancillary equipment, most of which we own. We operate some rigs under joint venture arrangements, management agreements and lease agreements. Some of our rigs are pledged to collateralize secured credit facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of this annual report. We also own and operate transport and heavy-duty trucks and other ancillary equipment.
      We own office and operating facilities in Houma, Louisiana and in Algeria, Angola, Argentina, Brazil, Colombia, France, Peru and Venezuela. Additionally, we lease office and operating facilities in Houston, Texas and in several international locations.
      We incorporate by reference in response to this item the information set forth in Item 1 of this annual report and the information set forth in Notes 4 and 6 of our Notes to Consolidated Financial Statements included in Item 8 of this annual report.

Item 3.	Legal Proceedings
      In July 2004, the India Supreme Court agreed to hear the Indian Customs Department’s claims against us regarding the importation of the Pride Pennsylvania and related customs issues. The Customs, Excise and Gold (Control) Appellate Tribunal had previously ruled in our favor. In February 2005, the India Supreme Court formally dismissed the appeal of the Indian Customs Department. We have a $2.2 million deposit with the Indian Customs Department, which we expect will be released back to us in 2005.
      In late August 2004, we were notified that certain of our subsidiaries have been named, along with other defendants, in several complaints that have been filed in the Circuit Courts of the State of Mississippi by several hundred individuals that allege that they were employed by some of the named defendants between approximately 1965 and 1986. Additional suits have been filed since August 2004. The complaints allege that certain drilling contractors used asbestos-containing products in offshore drilling operations, land-based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability and claims under the Jones Act. The complaints name as defendants numerous other companies that are not affiliated with us, including companies that allegedly manufactured drilling related products containing asbestos that are the subject of the complaints. The plaintiffs seek, among other things, an award of unspecified compensatory and punitive damages. As additional suits are being filed, we have not yet had an opportunity to conduct sufficient discovery to determine the number of plaintiffs, if any, that were employed by our subsidiaries or otherwise have any connection with our drilling operations during the relevant period. We intend to defend the claims vigorously and, based on the information available to us at this time, we do not expect the outcome of these lawsuits to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these lawsuits.
      We are routinely involved in other litigation, claims and disputes incidental to our business, which at times involve claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the existing litigation will have a material adverse effect on our financial position, results of operations or cash flows. However, a substantial settlement payment or judgment in excess of our accruals could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of security holders during the fourth quarter of 2004.
Executive Officers of the Registrant
      We have presented below information about our executive officers as of March 24, 2005. Officers are appointed annually by the Board of Directors and serve until their successors are chosen or until their resignation or removal.

Name	Age	Position

Paul A. Bragg	49	President and Chief Executive Officer
Louis A. Raspino	52	Executive Vice President and Chief Financial Officer
John R. Blocker, Jr.	53	Executive Vice President — Operations
Lonnie D. Bane	46	Senior Vice President — Human Resources
W. Gregory Looser	35	Senior Vice President, General Counsel and Secretary
Bobby E. Benton	53	Vice President — Western Hemisphere Operations
David A. Bourgeois	59	Vice President — U.S. Gulf of Mexico Operations
Gary W. Casswell	51	Vice President — Eastern Hemisphere Operations
Carlos F. Etcheverry	40	Vice President — E&P Services
Bruce E. Kain	57	Vice President — Quality, Health, Safety and Environment
Mario Kricorian	56	Vice President — Latin American Operations
Steven D. Oldham	36	Vice President and Treasurer
Kevin C. Robert	46	Vice President — Marketing
Douglas G. Smith	36	Vice President, Controller and Chief Accounting Officer
Imran Toufeeq	48	Vice President — Engineering and Technical Services
Robert E. Warren	58	Vice President — Investor Relations
      Paul A. Bragg has been Chief Executive Officer since March 1999. From February 1997 to January 2004 and from September 2004 to present, he also served as President of Pride. From February 1997 to March 1999, he served as Chief Operating Officer of Pride. He joined Pride in July 1993 as its Vice President and Chief Financial Officer. From 1988 until he joined Pride, Mr. Bragg was an independent business consultant and managed private investments. He previously served as Vice President and Chief Financial Officer of Energy Service Company, Inc. (now ENSCO International, Inc.) from 1983 through 1987.
      Louis A. Raspino joined Pride in December 2003 as Executive Vice President and Chief Financial Officer. From July 2001 until December 2003, he served as Senior Vice President — Finance and Chief

Financial Officer of Grant Prideco, Inc. From December 2000 until March 2001, he was employed as Executive Vice President, Chief Financial Officer and Chief Operating Officer of JRL Enterprises, Inc. From February 1999 until December 2000, he served as Vice President of Finance for Halliburton Company. From October 1997 until July 1998, he was a Senior Vice President at Burlington Resources, Inc. From 1978 until its merger with Burlington Resources, Inc. in 1997, he held a variety of increasingly responsible positions at Louisiana Land and Exploration Company, most recently as Senior Vice President, Finance and Administration and Chief Financial Officer.
      John R. Blocker, Jr. was named Executive Vice President — Operations in January 2005. He previously served as Senior Vice President — Operations since January 2004. From March 2000 to January 2004, he served as Vice President — Latin American Operations. He joined Pride in 1993 as President of our Argentine subsidiary, Pride International, S.R.L. He has more than 34 years of oilfield experience with several companies.
      Lonnie D. Bane was named Senior Vice President — Human Resources in January 2005. He previously served as Vice President — Human Resources since June 2004. From July 2000 until May 2003, he served as Senior Vice President, Human Resources of America West Airlines, Inc. From July 1998 until July 2000, he held various senior management positions, including Senior Vice President, Human Resources at Corporate Express, Inc. From February 1996 until July 1998, Mr. Bane served as Senior Vice President, Human Resources for CEMEX, S.A. de C.V. From 1994 until 1996, he was a Vice President, Human Resources at Allied Signal Corporation. From 1987 until 1994, he held various management positions at Mobil Oil Corporation.
      W. Gregory Looser was named Senior Vice President, General Counsel and Secretary in January 2005. He previously served as Vice President, General Counsel and Secretary since December 2003. He joined Pride in May 1999 as Assistant General Counsel. Prior to that time, Mr. Looser was with the law firm of Bracewell & Patterson, L.L.P. in Houston, Texas.
      Bobby E. Benton was named Vice President — Western Hemisphere Operations in February 2004. He previously served as Vice President — Brazil/ Asia Pacific/ Middle East since May 2002. Mr. Benton joined Pride in September 2001 in the merger with Marine Drilling Companies, Inc., where he held various senior management positions, including Senior Vice President — Worldwide Operations and Vice President — Worldwide Marketing since June 1999. Prior to joining Marine, he served as Vice President — International Operations with Diamond Offshore Drilling, Inc. following Diamond’s acquisition of Arethusa Offshore Company in April 1996.
      David A. Bourgeois was named Vice President — U.S. Gulf of Mexico Operations in February 2004. He previously served as Vice President — North American Operations since May 2002. He joined Pride in April 1994 with the purchase of Offshore Rigs, L.L.C., where he was Chief Operating Officer. From April 1994 to June 1996, Mr. Bourgeois was Sales and Marketing Manager of Pride Offshore, Inc.; from June 1996 until May 1999 he was Vice President and General Manager of Pride Offshore, Inc.; and from May 1999 to May 2002, he served as Vice President — U.S. Operations.
      Gary W. Casswell was named Vice President — Eastern Hemisphere Operations in May 1999. He joined Pride in August 1998 from Santa Fe International Corporation (now part of GlobalSantaFe Corporation). From 1974 through 1998, Mr. Casswell served Santa Fe in positions of increasing responsibility, including Operations Manager and Technical Development Manager.
      Carlos F. Etcheverry was named Vice President — E&P Services in February 2005. He joined Pride’s E&P Services group in June 2002, serving as the Business Development Manager from June 2002 through June 2003, General Manager — Argentina and Bolivia from July 2003 through December 2003 and Vice President — Latin America South from January 2004 through January 2005. Prior to joining Pride, Mr. Etcheverry was employed by Halliburton Company, where he served as Country Manager (Argentina) from February 2001 through May 2002 and Business Development Manager from January 2000 through January 2001.

      Bruce E. Kain was named Vice President — Quality, Health, Safety & Environment in June 2004. He joined Pride in December 2000 and served as the general manager for our operations in Chad (Africa) from December 2000 to June 2003. Most recently, from June 2003 to June 2004, Mr. Kain served as our Director, Quality Assurance/ Health, Safety & Environment. Prior to joining Pride, Mr. Kain was employed at Nabors Industries, Inc., where he served as a country manager from September 2000 to December 2000, following Nabors’ acquisition of Pool International, Inc. From 1988 to January 2000, Mr. Kain was with Pool International and its subsidiary Pool Arabia Ltd., serving in positions of increasing responsibility, including Vice President, Operations Support Services of Pool International and President of Pool Arabia.
      Mario Kricorian was named Vice President — Latin American Operations in April 2004. Mr. Kricorian has been with Pride and its predecessor entities since 1970, where he has occupied financial, accounting and administrative positions relating to our Latin American operations. Most recently, from November 2002 to April 2004, Mr. Kricorian served as Financial and Administrative Manager for Latin America.
      Steven D. Oldham was named Vice President and Treasurer in March 2005. From May 2004 to March 2005, Mr. Oldham served as Vice President — Treasury and Investor Relations. He joined Pride in May 1998, where he occupied various financial and administrative positions. Prior to joining Pride, Mr. Oldham was a research analyst with Salomon Brothers Inc. and Banc of America Securities LLC.
      Kevin C. Robert was named Vice President — Marketing in March 2005. Prior to joining Pride, from June 2002 to February 2005, Mr. Robert worked for Samsung Heavy Industries as the Vice President — EPIC Contracts. From January 2001 through September 2001, Mr. Robert was employed by Marine Drilling Companies as the Vice President — Marketing. When Pride acquired Marine in September 2001, he became our Director of Business Development, where he served until June 2002. From November 1997 through December 2000, Mr. Robert was Managing Member of Maverick Offshore L.L.C. From January 1981 to November 1997, Mr. Robert was employed by Conoco Inc.
      Douglas G. Smith was named Vice President, Controller and Chief Accounting Officer in May 2004. He joined Pride in March 2003 as Director of Budget and Strategic Planning. From December 2001 to February 2003, he worked as a private equity consultant. From February 2000 to November 2001, he worked at COMSYS Information Technology Services, Inc., where he served as Vice President — Finance and Accounting. Mr. Smith began his career at Arthur Andersen LLP, where he ultimately served as an Audit Manager.
      Imran Toufeeq joined Pride in March 2004 as Vice President — Engineering & Technical Services. Mr. Toufeeq was previously employed for 20 years by R&B Falcon, a drilling contractor, ultimately serving as Senior Vice President of Operations. Most recently, from February 2004 to April 2004, Mr. Toufeeq served in an advisory capacity to other companies in the drilling industry.
      Robert E. Warren was named Vice President — Investor Relations in March 2005. He joined Pride in 1991 as Vice President — International Operations, and subsequently served as Vice President & General Director of Pride Russia from 1992 to 1997. Since 1997, Mr. Warren has served in positions including Vice President — Marketing and Vice President — Marketing & Communications. Prior to joining Pride, Mr. Warren served in senior country management capacities with Pool-Intairdril in the Middle East and North Africa.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is listed on the New York Stock Exchange under the symbol “PDE.” As of March 15, 2005, there were 1,443 stockholders of record. The following table presents the range of high and low sales prices of our common stock on the NYSE for the periods shown:

	Price

	High	Low

2003
First Quarter	$15.48	$12.75
Second Quarter	20.09	13.15
Third Quarter	19.08	15.75
Fourth Quarter	18.95	15.75
2004
First Quarter	$20.23	$16.10
Second Quarter	18.12	15.08
Third Quarter	19.87	16.29
Fourth Quarter	20.58	17.63
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
      We have derived the following selected consolidated financial information as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004, from our audited consolidated financial statements included in Item 8 of this annual report. The consolidated financial information for the years from 2000 to 2003 and for the first nine months of 2004 has been restated. For a further discussion of the restatement and the 2004, 2003 and 2002 restatement amounts, please read Note 2 of our Notes to Consolidated Financial Statements included in Item 8 of this annual report. We have presented in the notes to the table below the impact of the restatement on 2000 and 1999 income from continuing operations. The following selected consolidated financial information excludes our fixed-fee rig construction business, which is presented as discontinued operations in our consolidated financial statements for all periods. The selected consolidated financial information below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report and our consolidated financial statements and related notes included in Item 8 of this annual report.

	Year Ended December 31,

	2004	2003	2002	2001	2000

		(Restated)(1)	(Restated)(1)	(Restated)(1)	(Restated)(1)
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues	$1,712,200	$1,565,806	$1,180,016	$1,501,075	$1,173,038
Operating costs, excluding depreciation and amortization	1,146,760	1,039,798	760,065	937,685	751,044
Depreciation and amortization	265,307	250,883	231,479	203,456	178,644
General and administrative, excluding depreciation and amortization(2)	74,851	56,263	41,140	74,764	53,235
Impairment charges(3)	24,898	—	—	—	—
(Gain) loss on sale of assets, net(4)	(48,593)	453	(438)	(1,393)	(3,718)

Earnings from operations	248,977	218,409	147,770	286,563	193,833
Other expense, net(5)	(150,661)	(123,666)	(137,774)	(132,298)	(102,330)

Income from continuing operations before income taxes and minority interest	98,316	94,743	9,996	154,265	91,503
Income tax provision	61,732	33,982	3,405	50,044	34,188
Minority interest	22,311	19,896	15,728	15,139	10,443

Income (loss) from continuing operations	$14,273	$40,865	$(9,137)	$89,082	$46,872

Income (loss) from continuing operations per share:
Basic	$0.11	$0.30	$(0.07)	$0.68	$0.38

Diluted	$0.10	$0.30	$(0.07)	$0.67	$0.37

Shares used in per share calculations:
Basic	135,821	134,704	133,305	131,630	123,038
Diluted	137,301	154,737	133,305	142,778	126,664

	December 31,

	2004	2003	2002	2001	2000

		(Restated)(1)	(Restated)(1)	(Restated)(1)	(Restated)(1)
	(In thousands)
Balance Sheet Data:
Working capital	$133,625	$79,933	$150,193	$71,013	$122,757
Property and equipment, net	3,281,848	3,463,300	3,492,266	3,472,708	2,706,499
Total assets	4,038,324	4,377,095	4,399,981	4,286,208	3,421,267
Long-term debt and lease obligations, net of current portion	1,686,251	1,815,078	1,886,447	1,725,856	1,326,623
Stockholders’ equity	1,716,062	1,701,855	1,697,562	1,693,171	1,441,110

(1)	We restated our consolidated financial information for 2003, 2002, 2001 and 2000 and for the nine months ended September 30, 2004 to correct certain errors related primarily to transactions initially recorded in periods from 1999 to 2002, but affecting periods from 1999 through 2004. The errors relate to adjustments to the 2001 acquisition of the interest we did not own in the Pride Carlos Walter and Pride Brazil and the calculation of charges associated with the subsequent refinancing of the debt; under- and over-depreciation of certain rigs constructed or acquired in 1999; depreciation related to rig transfers; the recording of the foreign exchange calculation of the inventory valuation in Colombia in 1999; an error in a tax provision in 2002; a net gain reported in 2000 resulting from a casualty loss in 1999; and adjustments related to the reconciliation of certain accounts payable and the reclassification of certain finance charges. The cumulative effect of the errors resulted in a reduction of loss from continuing operations in 2003 of approximately $0.8 million, an increase in income from continuing operations in 2002 of approximately $1.2 million, and a decrease in income from continuing operations in 2001 and 2000 of approximately $2.0 million and $2.1 million, respectively. The operating results also include the reclassification of certain costs from general and administrative to operating costs and, with respect to our former Technical Services segment, the classification of (a) the revenues and costs for Technical Services related to our customers in our corporate and other segment and (b) the costs associated with managing special periodic surveys and shipyard work for our fleet in the operating segment managing the rig. The following table sets forth the financial impact of these matters for 2001 and 2000:

	Year Ended December 31,

	2001		2000

	As Reported	Restated	As Reported	Restated

	(In thousands, except per share amounts)
Income from continuing operations	$91,521	$89,082	$48,922	$46,872
Income from continuing operations per share:
Basic	0.70	0.68	0.40	0.38
Diluted	0.68	0.67	0.39	0.37
Total assets (end of period)	4,291,207	4,286,208	3,423,059	3,421,267
Stockholders’ equity (end of period)	1,696,086	1,693,171	1,441,995	1,441,110

(2)	General and administrative for the year ended December 31, 2001 includes $35.8 million of pooling and merger costs in connection with our acquisition of Marine Drilling Companies, Inc. in September 2001.

(3)	During 2004, we decided to retire and scrap 16 stacked land rigs and nine stacked shallow water platform rigs. These retirements and a loss on impairment of an inactive land rig and other equipment resulted in an impairment charge of $24.9 million.

(4)	During 2004, we sold three jackup rigs that resulted in gains on sales of approximately $50.8 million.

(5)	During 2004, we recognized $36.3 million of refinancing charges associated with the retirement of debt obligations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of this annual report. The following information contains forward-looking statements.
      We restated our consolidated financial information for 2003, 2002, 2001 and 2000 and for the nine months ended September 30, 2004 to correct certain errors related primarily to transactions initially recorded in periods from 1999 to 2002, but affecting periods from 1999 through 2004. The errors relate to adjustments to the 2001 acquisition of the interest we did not own in the Pride Carlos Walter and Pride Brazil and the calculation of charges associated with the subsequent refinancing of the debt; under- and over-depreciation of certain rigs constructed or acquired in 1999; depreciation related to rig transfers; the recording of the foreign exchange calculation of the inventory valuation in Colombia in 1999; an error in a tax provision in 2002; a net gain reported in 2000 resulting from a casualty loss in 1999; and adjustments related to the reconciliation of certain accounts payable and the reclassification of certain finance charges. The cumulative effect of the errors resulted in a reduction of loss from continuing operations in 2003 of approximately $0.8 million, an increase in income from continuing operations in 2002 of approximately $1.2 million and a decrease in income from continuing operations in 2001 and 2000 of approximately $2.0 million and $2.1 million, respectively. The following discussion reflects the restatement. See Note 2 of our Notes to Consolidated Financial Statements in Item 8 of this annual report.
Overview
      We provide contract drilling and related services to oil and gas companies worldwide, operating both offshore and on land. As of March 1, 2005, we operated a global fleet of 290 rigs, including two ultra-deepwater drillships, 12 semisubmersible rigs, 29 jackup rigs, 20 tender-assisted, barge and platform rigs and 227 land-based drilling and workover rigs. We operate in more than 30 countries and marine provinces.
      In January 2004, we reorganized our reporting segments to achieve a more rational geographic distribution and to better define lines of accountability and responsibility for the sectors of our business. We now have five principal segments: Eastern Hemisphere, which comprises our offshore and land drilling activity in Europe, Africa, the Middle East, Southeast Asia, Russia and Kazakhstan; Western Hemisphere, which comprises our offshore drilling activity in Latin America, currently Brazil, Mexico and Venezuela; U.S. Gulf of Mexico, which comprises our U.S. offshore platform and jackup rig fleets; Latin America Land; and E&P Services.
      The markets for our drilling, workover and related E&P services are highly cyclical. Variations in market conditions during the cycle impact us in different ways depending primarily on the length of drilling contracts in different regions. Contracts in the U.S. Gulf of Mexico, for example, tend to be short-term, so a deterioration or improvement in market conditions tends to impact our operations quickly. Contracts in our Eastern and Western Hemisphere segments tend to be longer term. Accordingly, short-term changes in market conditions may have little or no short-term impact on our revenues and cash flows from those operations unless the market changes occur during a period when we are attempting to renew a number of those contracts.
      During 2004, we focused our efforts on reducing debt, managing cash flow and evaluating our assets to increase return on invested capital. As part of this strategy, during the fourth quarter of 2004, we sold a jackup rig, the Pride West Virginia, for $60 million. Additionally, we sold two stacked jackup rigs, the Pride Illinois and the Pride Kentucky, which we did not believe to be suitable rigs for upgrade, for $11 million to a buyer that intends to convert the rigs to mobile production units. We used the proceeds from these transactions to repay debt. The asset sales, combined with reductions in working capital resulting from our cash flow management efforts and with cash flows from operations, resulted in debt reduction during 2004 of approximately $300 million. During the first quarter of 2005, one of our French subsidiaries sold a jackup rig, the Pride Ohio, and received approximately $40 million in cash, which we also used to repay debt. We also decided to retire and scrap 16 stacked land rigs and nine stacked platform rigs during 2004 as the anticipated future cash flows did not justify the investment necessary to reactivate the rigs.

      In July 2004, we completed a private offering of $500 million principal amount of 7 3/8% Senior Notes due 2014 and entered into new senior secured credit facilities consisting of a $300 million term loan and a $500 million revolving credit facility. The net proceeds from these transactions were used to retire existing indebtedness.
      In addition, in April 2004, we completed a refinancing of the drillship loan facilities through our joint venture company that owns the ultra-deepwater drillships Pride Africa and Pride Angola. The new drillship credit facility provides for a total credit commitment of $301.4 million, of which a $278.9 million term loan was funded at closing and $22.5 million was drawn in August 2004. Funds at closing, together with $15.4 million of previously restricted cash, were used to (1) refinance the outstanding principal balance on the prior drillship loans of $172.6 million, (2) repay $103.6 million of loans due from the joint venture company to us, (3) repay $10.0 million of indebtedness of the joint venture company to the joint venture partner, and (4) pay loan transaction costs of $3.1 million. The $22.5 million drawn in August 2004 was used to repay additional loans due from the joint venture company to us. The funds paid to us were used to reduce our other outstanding debt and improve liquidity.
      In December 2004, we used the proceeds from the sale of the Pride West Virginia, cash flows from operations and borrowings under our revolving credit facility to repay approximately $138.5 million of semisubmersible loans. The semisubmersible loans were previously secured by the Pride Carlos Walter and the Pride Brazil.
      In 2004, we applied to the French Labor Ministry for a Progressive Retirement Plan (“PRP”) under which qualified employees of our French subsidiaries who reach the age of 55 during the PRP’s enrollment period can accelerate their retirement with our funding a portion of the benefits. The cost of the PRP will be recognized over the estimated remaining service period of the employees. We estimate that the cost of the PRP over the next three years will not exceed approximately $6.5 million.
      In late 2001, we commenced the first of four major deepwater platform rig construction projects. The rigs were constructed on behalf of two major oil company customers under lump-sum contracts. As previously reported, we experienced significant cost overruns on these projects, and total costs on each of the four projects substantially exceeded contract revenues. Accordingly, in 2003 we recorded provisions for losses on these projects totaling $98.4 million. During 2004, we recorded additional loss provisions on these projects totaling $27.3 million, resulting in a cumulative loss of $125.7 million. The additional losses in 2004 resulted from a revision of previous estimates due principally to completion issues at the shipyard constructing the final two rigs and renegotiations of commercial terms with certain shipyards, equipment vendors and other subcontractors. We completed construction of these rigs in 2004. We do not currently intend to enter into additional business of this nature. Accordingly, we have reported our fixed-fee rig construction business as discontinued operations in our consolidated statement of operations for all periods.
Business Environment and Outlook

General
      Revenues. Our revenues depend principally upon the number of our available rigs, the number of days these rigs are utilized and the contract day rates received. The number of days our rigs are utilized and the contract day rates received are largely dependent upon the balance of supply and demand for drilling and related services in the different geographic regions in which we operate. The number of available rigs may increase or decrease as a result of the acquisition, relocation or disposal of rigs, the construction of new rigs and the number of rigs being upgraded or repaired or undergoing periodic surveys or routine maintenance at any time. In order to improve utilization or realize higher contract day rates, we may mobilize our rigs from one market to another.
      Oil and gas companies’ exploration and development drilling programs drive the demand for drilling and related services. These drilling programs are affected by their expectations about oil and natural gas prices, anticipated production levels, demand for crude oil and natural gas products, government regulations and many other factors. Oil and gas prices are volatile, which has historically led to significant fluctuations in expenditures by our customers for oil and gas drilling and related services.
      Operating Costs. Earnings from operations are primarily affected by changes in revenue, but are also a function of changes in operating costs. Operating costs are generally influenced by changes in utilization. For instance, if a rig is expected to be idle for an extended period of time, we may reduce the size of the rig’s crew and take steps to “cold stack” the rig, which reduces expenses and partially offsets the impact on operating income associated with loss of revenues. We recognize as an operating cost routine overhauls that maintain rather than upgrade the rigs or E&P services equipment. These expenses vary from period to period. Costs of rig enhancements are capitalized and depreciated over the expected useful lives of the assets. Depreciation expense decreases earnings from operations in periods subsequent to capital upgrades.
      General and Administrative. Our general and administrative expenses are principally related to our corporate headquarters and the administrative functions of our regional offices. In 2004, we reclassified certain costs, such as engineering, procurement, safety and field offices, from general and administrative to operating costs to more closely align our presentation to that of our industry peers. We have reclassified prior periods to conform to this presentation.
      Environmental Regulation. Our operations and activities are subject to numerous environmental laws and regulations, including the U.S. Oil Pollution Act of 1990, the U.S. Outer Continental Shelf Lands Act, and the Comprehensive Environmental Response, Compensation and Liability Act. Additionally, other countries where we operate have similar laws and regulations covering the discharge of oil and other contaminants in connection with drilling operations.

Segment Review
      The following table summarizes average daily revenue per rig and percentage utilization by type of offshore rig for the last three years. Average daily revenue information is based on total revenues for each rig type divided by actual days worked by all rigs of that type. Average daily revenue will differ from average contract dayrate for a rig due to billing adjustments for any non-productive time, mobilization fees, performance bonuses and charges to the customer for ancillary services. Percentage utilization for offshore rigs is calculated as the total days worked divided by the total days in the period of determination for the rig count for all rigs of that type.

	2004		2003		2002

	Daily		Daily		Daily
	Revenue	Utilization	Revenue	Utilization	Revenue	Utilization

Eastern Hemisphere
Drillships/ Semisubmersibles	$149,900	90%	$147,800	98%	$157,500	79%
Jackups	51,500	92	52,300	94	48,000	89
Tenders and Barges	41,200	76	38,600	76	38,100	92
Western Hemisphere
Semisubmersibles	82,900	95	89,300	78	96,100	89
Jackups	40,300	97	36,300	99	34,200	100
Platforms	22,300	99	23,300	99	22,300	99
Barges	20,400	99	20,700	100	22,000	100
U.S. Gulf of Mexico
Jackups	31,500	80	23,500	46	23,200	37
Platforms(1)	20,000	72	18,500	27	20,100	35

(1)	We decided to retire and scrap nine platform rigs from service in the fourth quarter of 2004. As the retired rigs were idle for all periods presented, we have omitted those rigs from the available rig count and our calculation of utilization for the periods.

Eastern Hemisphere
      As of March 1, 2005, our Eastern Hemisphere segment comprised two ultra-deepwater drillships, four semisubmersible rigs, six jackup rigs, six tender assisted and barge rigs, 15 land rigs and three rigs managed for other parties.
      Drillships. The two ultra-deepwater drillships Pride Africa and Pride Angola are working under contracts that were extended in December 2003 by an aggregate of ten years at similar rates, commencing at the end of the contracts’ current terms in June 2005 and May 2005, respectively. Other than downtime related to five-year special periodic surveys, we maintained essentially full utilization of the drillships in 2004. The Pride Africa was out of service for approximately 40 days during the fourth quarter of 2004, and the Pride Angola is expected to be out of service for approximately 45 days during the second quarter of 2005, undergoing their surveys.
      Semisubmersibles. The Eastern Hemisphere market for semisubmersible rigs improved significantly during the fourth quarter of 2004 after being weak during the first half of the year. When the contract for the Pride South Pacific expired in April 2004, we obtained a new contract at a substantially lower dayrate. Following the completion of that contract, we were able to contract the rig at a substantially higher dayrate beginning in December 2004. Upon expiration of the current contract, the Pride South Pacific is expected to be out of service for approximately 45 days during the second quarter of 2005 to undergo its five-year special periodic survey, after which we expect it to return to work offshore West Africa. The Pride North America working offshore Angola received an extension through August 2005 at a substantially lower day rate. We have, however, agreed to terms to operate the rig in the Mediterranean at a substantially higher dayrate, with operations expected to commence in early 2006. The Pride North Sea, operating offshore Libya, began a new contract in October 2004 for a period of 330 days. During the fourth quarter of 2004, we transferred the previously idle Pride Venezuela from the Western Hemisphere to the Eastern Hemisphere for a 300-day contract offshore Libya that started in January 2005. The Pride South Seas was mobilized from Mexico to South Africa in the first quarter of 2005 to begin a one-year contract in June 2005, following its special periodic survey. We believe the improving market conditions for semisubmersibles will continue in 2005 as development drilling commences on a number of major oil discoveries, particularly in the deepwater markets, thereby tightening the rig supply and increasing dayrates throughout the segment.
      Jackups. The market for jackups is currently improving. The Pride Montana operating offshore Saudi Arabia began a new three-year contract in June 2004. The Pride North Dakota completed its work in Nigeria in November 2004 and, following the completion of a special periodic survey, scheduled upgrades and maintenance, is to begin a new three-year contract offshore Saudi Arabia in April 2005. The Pride Pennsylvania, which is working under a long-term contract expiring in June 2006, underwent its special periodic survey and was not receiving its contract dayrate for 92 days during 2004. The jackup rig Pride Cabinda is working offshore Angola under a long-term contract expiring in August 2005, and we expect to extend the contract at a moderately increased dayrate. The Pride Rotterdam, an accommodation unit, is working in the North Sea under a contract that expires in March 2006.
      Other Rigs. In June 2004, we acquired the ownership interest in the tender-assisted rig Al Baraka I that we did not already own. The Al Baraka I, renamed the Pride Ivory Coast, was in the shipyard for all of 2004 to complete a special periodic survey and upgrades. The Pride Ivory Coast started its new contract in March 2005 after a delay due to civil disruption. In addition, we had nearly full utilization of the five land rigs working in Chad, one rig operating in France and one rig operating in Pakistan. One of our two large land rigs in Kazakhstan worked throughout the 2004 drilling season. In July 2004, the other rig working in Kazakhstan completed its contract and is currently idle. The remaining six Eastern Hemisphere land rigs are also idle. During the fourth quarter of 2004, we determined that the anticipated revenue of one of our land rigs compared to the operating costs of the rig did not support its net book value. Accordingly, we recognized an impairment charge of approximately $4.6 million to write down the carrying value of the rig to its estimated fair value.

Western Hemisphere
      As of March 1, 2005, we had eight semisubmersible rigs, 13 jackup rigs, three platform rigs, two lake barge rigs and two managed rigs in our Western Hemisphere segment. Revenue and income from operations for our Western Hemisphere segment for 2004 were higher than in 2003 primarily due to the mobilization of a semisubmersible rig, five jackup rigs and a platform rig to Mexico from the U.S. Gulf of Mexico fleet during the second half of 2003 and higher operating efficiency for our semisubmersible rigs in Brazil. While the current Western Hemisphere market for intermediate water-depth semisubmersible rigs is strengthening, we have experienced stronger demand in the Eastern Hemisphere. As a result, we mobilized the Pride Venezuela to Libya in the fourth quarter 2004 and the Pride South Seas to South Africa in the first quarter 2005.
      We expect revenues and earnings from operations for our Western Hemisphere segment to be slightly lower in 2005 than in 2004 due primarily to fewer rigs in service as a result of the transfer of the Pride South Seas from Mexico to South Africa and the Pride Mississippi from Mexico to the U.S. Gulf of Mexico, and from scheduled downtime for platform rigs between contracts in Mexico. We are expecting better utilization of the Pride South Atlantic offshore Brazil, and we currently expect market conditions in Brazil to result in contracts for both the Pride Rio de Janeiro and the Pride Portland during 2005. During the first quarter of 2005, we entered into a letter of commitment for a three-month drilling contract for the Pride Rio de Janeiro that would begin in April 2005. The timing and terms under which the Pride Portland and the Pride Rio de Janeiro are contracted could have a significant impact on our results.

U.S. Gulf of Mexico
      As of March 1, 2005, our rig fleet in the U.S. Gulf of Mexico segment comprised 10 jackup rigs and nine platform rigs. Additionally, we manage two high specification deepwater platform rigs owned by the customers. During 2004, demand for drilling services in the U.S. Gulf of Mexico continued to improve, resulting in higher revenue and income from operations. Market conditions also have improved due to the reduction in the supply of rigs as a number of rigs left the U.S. Gulf of Mexico for other markets.
      Jackups in the U.S. Gulf of Mexico are currently being contracted at rates of approximately $20,000 per day higher than at the start of 2004. In response to the improved rate environment that has existed in the U.S. Gulf of Mexico since the third quarter of 2004, we have reactivated a number of idle jackup rigs in our U.S. Gulf of Mexico fleet and currently have all of our available rigs under contract, including the Pride Mississippi, which was recently mobilized from Mexico to begin a new contract in February 2005. We expect revenues and operating margins from our U.S. Gulf of Mexico operations in 2005 to exceed those for 2004 due to additional rigs working and improved dayrates. Although current market conditions in the U.S. Gulf of Mexico have been steadily improving, the U.S. Gulf of Mexico is still primarily a spot market characterized by short-term contracts, and market conditions can change rapidly.
      We currently have five of our platform rigs working. An additional platform rig, which had worked for most of the third quarter, sustained significant damage from Hurricane Ivan in September 2004. We recognized a charge for damage to the rig of approximately $3.2 million during the third quarter of 2004. We are currently evaluating the marketing opportunities and the related cost to repair the rig. We commenced operations in July 2004 and September 2004, respectively, on two deepwater platform rigs owned by the customer. During 2004, we evaluated our idle platform rigs and determined that the anticipated cash flow did not justify the investment necessary to reactivate the rigs. Accordingly, we decided to retire nine stacked platform rigs in the fourth quarter of 2004 and recognized an impairment charge of approximately $3.5 million.

Latin America Land
      As of March 1, 2005, our Latin America Land segment comprised 212 land drilling and workover rigs operating in Argentina, Bolivia, Brazil, Colombia, Ecuador, Mexico and Venezuela. During 2004, we experienced increased land drilling activity in Argentina and Venezuela, where our active rig fleets increased by eight rigs to 138 rigs and four rigs to 25 working rigs, respectively. We experienced a combined reduction of four active rigs in Colombia and Bolivia, of which two have now been moved from Bolivia to Argentina. During 2004, we decided to retire and scrap 16 stacked land rigs in the segment.
      The outlook for our Latin America Land segment remains positive into 2005. We expect high levels of activity in Argentina, Venezuela and Bolivia. Demand in Bolivia has increased in 2005 due to an increase in demand for natural gas. We expect Colombia’s business activity to remain steady, but we expect very little activity in Ecuador.

E&P Services
      During 2004, business activity and revenues continued to increase due to increased activity in Mexico, Brazil and Venezuela as well as to a high level of integrated services work in Argentina and Brazil. We anticipate our E&P Services segment will maintain its high level of business activity in 2005 in all of its business lines with improving margins in pumping and directional services, as well as integrated services projects.

Technical Services
      The operations of the Technical Services group have been concentrated on completing the final of four rigs pursuant to fixed-fee contracts to design, engineer, manage construction of and commission specialized drilling rigs for two of our significant customers. The first rig was completed and delivered in 2003, and the other three rigs were completed and delivered in 2004.
      We have experienced significant cost overruns on these projects, and the total costs on each of the four projects has substantially exceeded contract revenues. Accordingly, in 2003 we recorded provisions for losses on these projects totaling $98.4 million. During 2004, we recorded additional loss provisions on these projects totaling $27.3 million, resulting in a cumulative loss on the projects of $125.7 million. A variety of events, including warranty claims asserted against us in the future, could result in further cost overruns on these projects, which could be material and which would require us to record additional loss provisions as a charge against current earnings. Please read “Risk Factors — Warranty claims asserted against us in the future could materially affect our business” in item 1 of this annual report. We do not currently intend to enter into additional business of this nature. Accordingly, we have reported our fixed-fee rig construction business as discontinued operations in our results of operations.
      Due to the discontinuance of our fixed-fee rig construction business, the revenues and costs for engineering and management consulting services provided to our customers are included in our corporate and other segment for reporting purposes. The costs associated with managing special periodic surveys and shipyard work for our fleet are reported in the operating segment managing the rig. As a result, we no longer report these operations as a separate segment.

Results of Operations
      The following table presents selected consolidated financial information by reporting segment for the periods indicated.

	Year Ended December 31,

	2004	2003	2002

		(Restated)(1)	(Restated)(1)
	(In thousands)
Revenues:
Eastern Hemisphere	$556,317	$625,514	$500,692
Western Hemisphere	461,534	378,974	278,664
U.S. Gulf of Mexico	134,038	89,034	104,874
Latin America Land	389,829	344,406	222,294
E&P Services	158,772	122,046	73,000
Corporate and Other	11,710	5,832	492

Total	$1,712,200	$1,565,806	$1,180,016

Earnings (loss) from operations:
Eastern Hemisphere	$178,681	$190,278	$146,365
Western Hemisphere	104,430	97,922	85,646
U.S. Gulf of Mexico	5,938	(38,868)	(48,634)
Latin America Land	3,202	10,093	(3,212)
E&P Services	15,428	8,040	(1,419)
Corporate and Other	(58,702)	(49,056)	(30,976)

Total	$248,977	$218,409	$147,770

(1)	The consolidated financial information for 2003 and 2002 has been restated as described in Note 2 of our Notes to Consolidated Financial Statements included in Item 8 of this annual report. The operating results include the reclassification of certain costs from general and administrative to operating costs and, with respect to our former Technical Services segment, the classification of (a) the operations of the segment’s fixed-fee construction line of business as discontinued operations, (b) the revenues and costs for Technical Services related to our customers in our corporate and other segment and (c) the costs associated with managing special periodic surveys and shipyard work for our fleet in the operating segment managing the rig.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Revenues. Revenues for the year ended December 31, 2004 increased $146.4 million, or 9.3%, to $1,712.2 million as compared to the year ended December 31, 2003. The increase was primarily due to increased activity offshore Mexico in our Western Hemisphere segment, improved dayrates and utilization of the jackup and platform rig fleets in the U.S. Gulf of Mexico, improved rig activity in our Latin America Land segment and the growth of the E&P Services segment due to increased utilization and pricing driven by stronger demand. These increases in revenues were partially offset by revenue declines in the Eastern Hemisphere segment due to the lower dayrates for several semisubmersible rigs that were recontracted at lower rates prior to the market upturn for such rigs, downtime on the drillship Pride Africa and four jackups as the rigs underwent their special periodic surveys and upgrades, and the tender assisted rig Pride Ivory Coast being out of service for the entire year. Additionally, 2003 benefited from $45.9 million of up-front fees recognized over the terms of the contracts for our Kazakhstan land rigs.
      Operating Costs. Operating costs for the year ended December 31, 2004 increased $107.0 million, or 10.3%, to $1,146.8 million as compared to the year ended December 31, 2003. The increase was due primarily to increased activity offshore Mexico in our Western Hemisphere segment, improved utilization of the jackup and platform fleet in the U.S. Gulf of Mexico, improved rig activity in our Latin America Land segment, and the growth of the E&P Services segment. These increases in costs were partially offset by cost declines in the Eastern Hemisphere segment due to the lower utilization resulting from the weak market for semisubmersible rigs.
      Depreciation and Amortization. Depreciation expense for the year ended December 31, 2004 increased $14.4 million, or 5.8%, to $265.3 million as compared to the year ended December 31, 2003. The increase was due primarily to incremental depreciation on upgrades for rigs relocated to Mexico and on other rig refurbishments and upgrades in late 2003 and in 2004.
      General and Administrative. General and administrative expenses for the year ended December 31, 2004 increased $18.6 million, or 33.0%, as compared to the year ended December 31, 2003. The increase was due primarily to increased audit and other professional fees due to Sarbanes-Oxley Act compliance and other projects, charges related to executive severance costs of $3.9 million, and increases in staffing due to an increase in business activity.
      Impairment charges. During the year ended December 31, 2004, we recognized an impairment charge of $24.9 million due to retiring 16 stacked land rigs and nine stacked shallow water platform rigs and a loss on impairment of an inactive land rig and other equipment.
      (Gain) loss on sale of assets, net. During the year ended December 31, 2004, we had net gains on sales of assets of $48.6 million compared to a net loss of $0.5 million during the year ended December 31, 2003. The net gain during 2004 was primarily due to the sale of three jackup rigs.
      Other Income (Expense). Other expense for the year ended December 31, 2004 increased by $27.0 million as compared to the year ended December 31, 2003. Interest expense in 2004 decreased by $11.4 million compared to 2003 due principally to a reduction in the weighted average interest rate of our debt as a result of debt refinancings in the last half of 2003 and in 2004. We recognized $36.3 million of refinancing charges associated with the retirement of debt obligations as compared to $6.4 million of such charges for 2003. Other income, net in 2004 included $1.8 million of net foreign exchange gains, offset in part by $0.8 million of miscellaneous net expense items. Other income, net in 2003 was primarily attributable to net foreign exchange gains in Venezuela and miscellaneous items.
      Income Tax Provision. Our consolidated effective tax rate for the year ended December 31, 2004 was 62.8% as compared to 35.9% for the year ended December 31, 2003. The higher rate in 2004 was primarily due to the following: debt refinancing charges reducing income without a proportional reduction to income taxes; an increase in taxable income in high effective tax rate countries; lower taxable income in foreign jurisdictions with low or zero effective tax rates; and U.S. tax on certain foreign earnings.
      Financial Accounting Standards Board (“FASB”) Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. Management has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.
      Minority Interest. Minority interest for the year ended December 31, 2004 increased $2.4 million, or 12.1%, as compared to the year ended December 31, 2003, primarily due to the commencement of operations of the Kizomba A deepwater platform rig in November 2003, which is managed by a joint venture in Angola, strong operating performance on the Pride Angola and the Pride Africa, which are owned and operated by a joint venture in Angola, and a reduction in interest expense in the joint venture following the April 2004 refinancing of our drillship loan facilities at lower interest rates.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
      Revenues. Revenues for the year ended December 31, 2003 increased $385.8 million, or 32.7%, to $1,565.8 million as compared to the year ended December 31, 2002. The increase was primarily due to increased activity for our offshore rigs in Mexico, an increase in land drilling and E&P services activity due to the recovery in Argentina and Venezuela, and increased activity in Kazakhstan. Additionally, one of our international deepwater rigs, the Pride South Pacific, worked throughout 2003, but was idle from April 2002 to November 2002. These increases in revenues were partially offset by a decrease in activity in the U.S. Gulf of Mexico.
      Operating Costs. Operating costs for the year ended December 31, 2003 increased $279.7 million, or 36.8%, to $1,039.7 million as compared to the year ended December 31, 2002 due to increased costs associated with rigs that operated during 2003 that were stacked or being upgraded during 2002. Additionally, certain costs denominated in Euros increased due to the strengthening of that currency relative to the dollar. These increases in costs were partially offset by the favorable impact of the devaluation in Venezuela on expenses denominated in its local currency. Operating costs for 2002 were reduced by $1.5 million as a result of changes in estimates of costs accrued in prior periods primarily for contractually required maintenance costs that were not expected to be incurred on two rigs managed by us.
      Depreciation and Amortization. Depreciation expense for the year ended December 31, 2003 increased by $19.4 million, or 8.4%, to $250.9 million as compared to the year ended December 31, 2002, due to incremental depreciation on newly acquired and constructed rigs and other rig refurbishments and upgrades.
      General and Administrative. General and administrative expenses for the year ended December 31, 2003 increased by $15.1 million, or 36.8%, to $56.3 million as compared to the year ended December 31, 2002, due primarily to executive retirement costs of $5.3 million, increased overhead related to higher activity in Argentina, Mexico and Venezuela, the impact of the decline in the value of the dollar relative to the Euro on certain expenses denominated in Euros and higher professional fees, insurance and staffing costs.
      Other Income (Expense). Other expense for the year ended December 31, 2003 decreased by $14.1 million, or 10.2%, as compared to the year ended December 31, 2002. Interest expense decreased by $7.7 million due principally to a reduction in the weighted average interest rate of our debt as a result of debt refinancings in 2003, partly offset by an increase in the average amount of outstanding debt. Additionally, the effective interest rate applicable to the Pride Angola drillship loan declined after January 2003 from the swapped rate of 6.52% to a rate based on LIBOR plus a margin of 1.25%.
      Refinancing charges in 2003 of $6.4 million related to the redemption of $150 million principal amount of our 9 3/8% senior notes due 2007, including a redemption premium of $4.7 million and the recognition of $1.5 million of unamortized deferred financing costs. Refinancing charges in 2002 related to a loss of $1.2 million on the early extinguishment of approximately $244.2 million accreted value, net of offering costs, of our zero coupon convertible senior and subordinated debentures.
      Other income in 2003 was primarily foreign exchange gains in Venezuela.
      Income Tax Provision. Our consolidated effective tax rate for the year ended December 31, 2003 was 35.9% as compared to 34.0% for the year ended December 31, 2002. The change in the effective tax rate was primarily due to the mix of income between high and low tax jurisdictions.
      Minority Interest. Minority interest for the year ended December 31, 2003 increased $4.2 million, or 26.5%, as compared to the year ended December 31, 2002, primarily due to an increase in income from a reduction in interest expense on the Pride Angola drillship loan.
Liquidity and Capital Resources
      At December 31, 2004, we had cash and cash equivalents of $37.1 million and borrowing availability under our senior secured revolving credit facility of $464.9 million. As of December 31, 2004 and 2003, we had working capital of $133.6 million and $79.9 million, which included as of such dates an aggregate of short-term borrowings and current portion of long-term debt and lease obligations of $48.5 million and $219.0 mil-

lion, an aggregate of cash and cash equivalents and restricted cash of $47.0 million and $108.0 million, net trade receivables of $329.3 million and $371.5 million and accounts payable of $162.6 million and $163.7 million. The increase in working capital was attributable primarily to a reduction in 2004 of short-term borrowings and current portion of long-term debt and lease obligations, which was offset in part by the effect of several enhancements of our working capital management in various areas of our operations.
      We were able to reduce the total of our long-term debt and lease obligations and short-term borrowings by approximately $299.4 million from December 31, 2003 to December 31, 2004 as a result of cash flow from operations, working capital management and proceeds from asset sales.

Credit Facilities
      We currently have senior secured credit facilities with a group of banks and institutional lenders, consisting of a term loan maturing in July 2011 and a $500.0 million revolving credit facility maturing in July 2009. Borrowings under the revolving credit facility are available for general corporate purposes. We may obtain up to $100.0 million of letters of credit under the revolving credit facility. As of December 31, 2004, there were no borrowings and $35.1 million of letters of credit outstanding under the revolving credit facility and $279.3 million outstanding under the term loan. Amounts drawn under the senior secured facilities bear interest at variable rates based on LIBOR plus a margin or prime rate plus a margin. The interest rate margin will vary based on our leverage ratio, except that the LIBOR margin for the term loan is fixed at 1.75%. As of December 31, 2004, the interest rates on the term loan and revolving credit facility were approximately 4.1%, and availability under the revolving credit facility was approximately $464.9 million.
      We may prepay the term loan without penalty. In addition, we are required to prepay the term loan and, in certain cases, the revolving loans with the proceeds from (1) asset sales or casualty events (with some exceptions), (2) certain extraordinary events such as tax refunds, indemnity payments and pension reversion proceeds if availability under the new revolving credit facility plus our unrestricted cash is less than $200 million and (3) future debt issuances not permitted by the credit facilities. The senior secured credit facilities are secured by first priority liens on certain of our subsidiaries’ existing and future rigs, accounts receivable, inventory and related insurance, all of the equity of our subsidiary Pride Offshore, Inc. (the borrower under the facilities) and Pride Offshore’s domestic subsidiaries and 65% of the stock of certain of our foreign subsidiaries. The senior secured credit facilities contain a number of covenants restricting, among other things, prepayment, redemption and repurchase of our indebtedness; distributions, dividends and repurchases of capital stock and other equity interests; acquisitions and investments; asset sales; capital expenditures; indebtedness; liens and affiliate transactions. The senior secured credit facilities also contain customary events of default, including with respect to a change of control.

Outstanding Debt Securities
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
      We pay interest semianually on the 7 3/8% senior notes. The notes contain provisions that limit our ability and the ability of our subsidiaries to enter into transactions with affiliates; pay dividends or make other restricted payments; incur debt or issue preferred stock; incur dividend or other payment restrictions affecting our subsidiaries; sell assets; engage in sale and leaseback transactions; create liens; and consolidate, merge or transfer all or substantially all of our assets. Many of these restrictions will terminate if the notes are rated investment grade by either Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. and, in either case, the notes have a specified minimum rating by the other rating agency. We are required to offer to repurchase the notes in connection with specified change in control events that result in a ratings decline.
      In April and May 2003, we issued $300 million aggregate principal amount of 3 1/4% convertible senior notes due 2033. In addition to semiannual interest payments at a rate of 3.25% per annum, we also will pay contingent interest during any six-month interest period commencing on or after May 1, 2008 for which the trading price of the notes for each of the five trading days immediately preceding such period equals or exceeds 120% of the principal amount of the notes. Beginning May 5, 2008, we may redeem any of the notes at a redemption price of 100% of the principal amount redeemed plus accrued and unpaid interest. In addition, noteholders may require us to repurchase the notes on May 1 of 2008, 2010, 2013, 2018, 2023 and 2028 at a repurchase price of 100% of the principal amount redeemed plus accrued and unpaid interest. We may elect to pay all or a portion of the repurchase price in common stock instead of cash, subject to certain conditions. The notes are convertible under specified circumstances into shares of our common stock at a conversion rate of 38.9045 shares per $1,000 principal amount of notes (which is equal to a conversion price of $25.704), subject to adjustment. Upon conversion, we will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and common stock.
      In March 2002, we issued $300.0 million principal amount of 2 1/2% convertible senior notes due 2007. The notes are convertible into approximately 18.2 million shares of our common stock (equal to a conversion rate of 60.5694 shares of common stock per $1,000 principal amount of notes, or $16.51 per share). Interest on the notes is payable semiannually. The notes are currently redeemable upon not less than 30 days’ notice for a redemption price equal to 101% of the principal amount redeemed, plus accrued and unpaid interest to the redemption date. Promptly following the filing of this annual report, we intend to issue a notice to redeem all outstanding notes. Based on the current price of our common stock, we expect that substantially all of the notes will be converted into common stock prior to the redemption date. If, however, the price of our common stock falls below approximately $16.75, we would expect to pay the full redemption price in cash from borrowings under our revolving credit facility and other available cash.

Drillship Loan
      We have a 51.0% ownership interest in and operate the ultra-deepwater drillships Pride Africa and Pride Angola, which are contracted to work under contracts which were extended in December 2003 by an aggregate of ten years, commencing at the end of the contracts’ current terms in June 2005 and May 2005, respectively, each with two one-year extension options. Following the extension, we completed in April 2004 a new credit facility collateralized by the two drillships and the proceeds from the related drilling contracts. The new facility provides for a total credit commitment of $301.4 million, of which a $278.9 million term loan was funded at closing and $22.5 million was funded in August 2004. Funds at closing, together with $15.4 million of previously restricted cash held by the joint venture, were used to (1) refinance the outstanding principal balance on the prior drillship loans of $172.6 million, (2) repay $103.6 million of loans due from the joint venture company to us, (3) repay $10.0 million of indebtedness of the joint venture company to the joint venture partner, and (4) pay loan transaction costs of $3.1 million. The $22.5 million funding in August was used to repay loans due from the joint venture company to us. We used the funds paid to us to reduce our other outstanding debt and to improve liquidity. The new drillship loan facility matures in September 2010 and amortizes quarterly. The drillship loan is non-recourse to us and the joint owner.
      The drillship loan bears interest at LIBOR plus 1.50%. As a condition of the loan, we maintain interest rate swap agreements with the lenders that cap the interest rate on the loans at a rate of 4.1% through September 2009.

Semisubmersible Rig Financings
      In December 2004, we repaid the outstanding principal amounts of approximately $138.5 million due under the semisubmersible loans that had originally financed the construction of the Pride Carlos Walter and Pride Brazil. The loans were collateralized by, among other things, a first priority mortgage on the drilling rigs and assignment of the charters for the rigs. The debt agreement required certain cash balances to be held in trust to assure that timely interest and principal payments are made. As of December 31, 2003, $11.4 million of such cash balances, which amount was included in restricted cash, was held in trust and was not available for our use. Repayment of the loans enabled the release of $14.7 million of cash that had been restricted prior to the repayment.
      In February 1999, we completed the sale and leaseback of the Pride South America semisubmersible drilling rig with an unaffiliated leasing trust pursuant to which we received $97.0 million. Since that time we have been recording activity associated with this transaction as an operating lease in accordance with the provisions of Statement of Financial Accounting Standards No. 13 “Accounting for Leases.” Upon evaluation of the provisions of the FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN No. 46R”), issued in December 2003, it was determined that the leasing trust would qualify for consolidation as a variable interest entity and that we were the primary beneficiary, as defined. Pursuant to the recommendation of the FASB, in the fourth quarter of 2003 we adopted the consolidation provisions of FIN No. 46R retroactively by restating previously issued financial statements for comparability purposes to consolidate the leasing trust’s assets and liabilities, which comprise the Pride South America rig and the associated note payable, from inception of the lease. As of December 31, 2004 and 2003, the carrying amount of the note payable was approximately $77.9 million and $82.3 million, respectively.

Asset Sales
      We consider from time to time opportunities to dispose of certain assets or groups of assets when we believe the capital could be more effectively deployed to reduce debt or for other purposes. During the fourth quarter of 2004, we sold three jackup rigs for $71 million cash. In the first quarter of 2005, one of our French subsidiaries sold a jackup rig, the Pride Ohio, and received approximately $40 million cash. Proceeds from these transactions were used to repay debt. In addition, we are currently pursuing potential asset sales for proceeds of approximately $70 million. We expect to use any proceeds we receive from these asset sales for debt reduction. We can give you no assurance, however, that we will complete any of these sales.

Rig Construction Projects
      In 2003, we recorded a provision for expected losses on deepwater platform rig construction projects of $98.4 million. In 2004, we recorded additional loss provisions totaling $27.3 million related to expected losses on the deepwater platform rig construction projects. We expect approximately $20.1 million of cash receipts in excess of the cash payments from the projects after December 31, 2004 to complete the projects, which would positively impact liquidity during 2005.

Capital Expenditures
      Additions to property and equipment during 2004 totaled $135.2 million and primarily related to various rig upgrades in connection with new contracts as contracts expired during the year, sustaining other capital projects and the purchase of the Pride Ivory Coast tender-assisted drilling rig. Capital expenditures for 2005 are expected to be higher than 2004 due to replacement equipment, upgrades and refurbishments that were in the preparation phase at the end of 2004 and are expected to be completed in early 2005. We expect our capital expenditures for 2005 to be approximately $185 million, with the majority expected to be expended during the first six months of the year.

Contractual Obligations
      As of December 31, 2004, we had approximately $4.0 billion in total assets and $1.7 billion of long-term debt and lease obligations. Although we do not expect that our level of total indebtedness will have a material adverse impact on our financial position, results of operations or liquidity in future periods, it may limit our flexibility in certain areas. Please read “Risk Factors — Our significant debt levels and debt agreement restrictions may limit our liquidity and flexibility in obtaining additional financing and in pursuing other business opportunities” in Item 1 of this annual report. The following table summarizes our contractual obligations as of December 31, 2004.

	Payments Due by Period

		Less than			After
Contractual Obligations(1)	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(In millions)
Principal payments on long-term debt	$1,725,159	$39,287	$425,672	$441,059	$819,141
Interest payments on long-term debt(2)	558,465	83,754	153,501	115,438	205,772
Capital lease obligations	7,279	6,900	379	—	—
Operating lease obligations	2,556	1,485	1,071	—	—
Retirement obligations	2,703	896	1,241	519	47

Total	$2,296,162	$132,322	$581,864	$557,016	$1,024,960

(1)	As of December 31, 2004, we had no unconditional purchase obligations to third parties for materials, goods or services.

(2)	With respect to our variable rate debt, we have calculated our future interest payments based on the interest rate in effect as of December 31, 2004.

Investment in Joint Venture
      We own a 30.0% equity interest in a joint venture company that owns two dynamically-positioned, deepwater semisubmersible drilling rigs, the Pride Portland and the Pride Rio de Janeiro. The Pride Portland is currently in Curacao undergoing final commissioning, and the Pride Rio de Janeiro is currently in Brazil undergoing final commissioning.
      The joint venture company has financed the cost of construction of these rigs through equity contributions and fixed rate notes, with repayment of the notes guaranteed by the United States Maritime Administration (“MARAD”). The notes are non-recourse to any of the joint venture owners, except that, in order to make available an additional $21.9 million under the MARAD-guaranteed notes to fund the project through the sea and drilling trial stage for each rig, we have provided:

•	a $25.0 million letter of credit to secure principal and interest payments due under the notes, the payment of costs of removing or contesting liens on the rigs and the payment of debt of the joint venture company to MARAD in the event MARAD’s guarantee is drawn;

•	a completion guarantee of any cash in excess of the additional $21.9 million required to get the rigs through the sea and drilling trial stage and obtain their class certificates; and

•	a guarantee of the direct costs of the voyage of each rig from any foreign jurisdiction in which it is located to a U.S. Gulf port nominated by MARAD in the event of a default prior to the rig obtaining a charter of at least three years in form and substance satisfactory to MARAD and at a rate sufficient to pay operating costs and debt service.
      Our joint venture partner has agreed to reimburse to us that partner’s proportionate share of any draws under the letter of credit or payments under the guarantees. At December 31, 2004, we held cash collateral of $17.8 million to cover the partner’s proportionate share of draws, if any, under the letter of credit and of payments, if any, under our guarantees.
      We believe the rigs have completed the sea and drilling trial stage and have obtained their class certificates, and we are seeking to have our related guarantee released by MARAD. Accordingly, we currently do not expect that funds in excess of the additional $21.9 million will be required under the completion guarantee.
      The Pride Portland and Pride Rio de Janeiro were built to operate under long-term contracts with Petrobras; however, Petrobras has given notice of cancellation of the original contracts for late delivery. Our joint venture partner has maintained litigation against Petrobras challenging the cancellation of the contracts and also is pursuing other claims against Petrobras unrelated to the joint venture. Our joint venture partner’s litigation and claims against Petrobras could impact our ability to obtain, or the timing of, drilling contracts for the rigs with Petrobras. During the first quarter of 2005, we entered into a letter of commitment with another customer for a three-month drilling contract for the Pride Rio de Janeiro that would begin in April 2005, and we continue to pursue long-term contracts with Petrobras for the rigs. Based on current demand for deepwater drilling rigs, we believe that Petrobras or another customer will employ the Pride Portland and Pride Rio de Janeiro under new or amended contracts during 2005. There can be no assurance, however, that either the Pride Portland or the Pride Rio de Janeiro will be further contracted to Petrobras or to any other customer. If no drilling contract is obtained before the rigs are commissioned (expected to occur in the second quarter of 2005), the rigs will be stacked at a cost of approximately $1 million per month per rig to the joint venture company. In the event that the joint venture company does not generate sufficient funds from operations to finance any stacking costs and its debt service obligations, the joint venture partners would, if they choose to maintain the joint venture, need to advance further funds to the joint venture company since the joint venture company would have no alternative source of funds to allow it to make such payments. The joint venture company made principal and interest payments totaling approximately $28.7 million during 2004. The payments were funded by cash advances from the joint venture partners, of which our share was 30.0%. Principal and interest payments totaling approximately $45.1 million are due in 2005. If the joint venture company failed to cover its debt service requirements, a default would occur under the fixed rate notes guaranteed by MARAD. MARAD would then be entitled to draw down the entire amount of the letter of credit, exercise remedies under our return guarantee to MARAD, foreclose on the mortgages related to the Pride Portland and the Pride Rio de Janeiro and take possession of the two rigs. As of December 31, 2004, our investment in the joint venture was approximately $46.0 million, including capitalized interest of $8.5 million.

Other Sources and Uses of Cash
      Mobilization fees received from customers and the costs incurred to mobilize a rig from one geographic area to another, as well as up-front fees to modify a rig to meet a customer’s specifications, are deferred and amortized over the term of the related drilling contracts. Additionally, we defer costs associated with obtaining in-class certification from various regulatory bodies in order to operate our offshore rigs. We amortize these costs over the period of validity of the related certificate. These up-front fees and costs impact liquidity in the period in which the fees are received or the costs incurred, whereas they will impact our statement of operations in the periods during which the deferred revenues and costs are amortized. Deferred revenues and costs that are expected to be amortized in the twelve-month period following each balance sheet date are included in other accrued liabilities and current assets, respectively, and deferred revenues and costs that are expected to be amortized after more than twelve months from each balance sheet date are included in other long-term liabilities and other assets, respectively. The amount of up-front fees received and the related costs vary from period to period depending upon the nature of new contracts entered into and market conditions then prevailing. Generally, contracts for drilling services in remote locations or contracts that require specialized equipment will provide for higher up-front fees than contracts for readily available equipment in major markets.
      We may redeploy additional assets to more active regions if we have the opportunity to do so on attractive terms. From time to time, we have one or more bids outstanding for contracts that could require significant capital expenditures and mobilization costs. We expect to fund project opportunities primarily through a combination of working capital, cash flow from operations and borrowings under our revolving credit facility.
      We have a Direct Stock Purchase Plan, which provides a means for investors to purchase shares of our common stock without paying brokerage commissions. No shares were purchased under the plan in 2004.

During 2003, we sold approximately 830,000 shares of common stock under this plan for net proceeds of $15.0 million.
      As of December 31, 2004, $9.9 million of our cash balances, which amount is included in restricted cash, consisted of funds held in trust in connection with our drillship loans and, accordingly, was not available for our use.
      We believe that the cash and cash equivalents on hand, together with the cash generated from our operations and borrowings under our credit facilities, will be adequate to fund normal ongoing capital expenditures, working capital and debt service requirements for the foreseeable future.
      In addition, we may review from time to time possible expansion and acquisition opportunities relating to our business segments. While we have no definitive agreements to acquire additional equipment, suitable opportunities may arise in the future. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. We may fund all or part of any acquisitions with proceeds from debt and/or equity issuances.
      Affiliated funds currently own approximately 15.1 million shares of our common stock and have demand registration rights with respect to those shares. In lieu of effecting a demand registration for those shares, we could issue a like number of shares under our “shelf” registration statement and use the proceeds to repurchase the shares held by the funds at the same price we receive for our issuance. Certain of the funds are approaching their liquidation in accordance with their partnership agreements. Based on discussions with representatives of the funds, we expect that, depending upon market prices, the funds may sell all or a substantial portion of their shares during the second or third quarter of 2005, and we may be requested to conduct such an offering or effect a demand registration in connection with those sales.
      In addition to the matters described in this “— Liquidity and Capital Resources” section, please read “— Business Environment and Outlook” for additional matters that may have a material impact on our liquidity.
Tax Matters
      We have a U.S. deferred tax asset of $258.7 million relating to U.S. net operating loss (“NOL”) carryforwards. Due to our acquisition of Marine Drilling Companies in September 2001, certain NOL carryforwards are subject to limitations under Sections 382 and 383 of the U.S. Internal Revenue Code. Although the timing of when we can utilize the NOL carryforwards may be limited, we have determined that such limitations should not affect our ability to realize the benefits associated with such NOL carryforwards. The U.S. NOL carryforwards total $739.2 million and expire in 2019 through 2024. We estimate that we will generate sufficient U.S. taxable income prior to the expiration dates of these NOL carryforwards to fully utilize them.
      We have a foreign deferred tax asset of $57.8 million relating to foreign NOL carryforwards. Foreign NOL carryforwards include $91.4 million that do not expire and $87.4 million that could expire starting in 2005 through 2014. We provide a valuation allowance for the deferred tax assets in certain taxing jurisdictions because the benefits of the net operating losses will be realized only if we enter into additional profitable contracts in those jurisdictions.
      Historically, the difference between U.S. financial income (loss) and taxable income (loss) is primarily due to accelerated tax depreciation. Tax depreciation in excess of book depreciation for the years ended December 31, 2004, 2003, and 2002 was $43.3, $66.4 million, and $89.5 million, respectively.
      As required by law, we file periodic tax returns that are subject to review and examination by various revenue agencies within the jurisdictions in which we operate. We are currently contesting several tax assessments and may contest future assessments where we believe the assessments are in error. We cannot predict or provide assurance as to the ultimate outcome of existing or future tax assessments. However, we believe the ultimate resolution of outstanding tax assessments will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

      In 2004, we had an effective tax rate that was 27.8% above the U.S. statutory rate due primarily to the following: debt refinancing charges reducing income without a proportional reduction to income taxes; an increase in taxable income in high effective tax rate countries; lower taxable income in foreign jurisdictions with low or zero effective tax rates; and U.S. tax on certain foreign earnings.
      In 2003, we had an effective tax rate that was 0.9% above the U.S. statutory rate due primarily to the following: a 2.5% increase in the U.S. statutory rate due to a change in estimate that relates primarily to the difference between our estimate of U.S. income tax on foreign earnings and the actual amount on the 2002 U.S. tax return as filed; and a 1.8% decrease from the U.S. statutory rate due to the mix of income between high and low tax countries.
      In 2002, we had an effective tax rate that was 1.0% below the U.S. statutory rate due primarily to the following: a 2.9% increase in the U.S. statutory rate due to a change in estimate that relates primarily to the difference between our estimate of U.S. income tax on foreign earnings and the actual amount on the 2001 U.S. tax return as filed; and a 4.8% decrease from the U.S. statutory rate due to the mix of income between high and low tax countries.
      Management’s assumptions regarding these tax provisions, as described herein, were consistent with those of prior periods.
Critical Accounting Estimates
      We consider estimates related to our property and equipment and our income taxes to have a significant impact on our consolidated financial statements.

Property and Equipment
      Property and equipment are carried at original cost or adjusted net realizable value, as applicable. Property and equipment held and used by us are reviewed for impairment whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. Indicators of possible impairment include extended periods of idle time and/or an inability to contract specific assets or groups of assets, such as a specific type of drilling rig, or assets in a specific geographical region. However, the drilling, workover and related service industries in which we operate are highly cyclical and it is not unusual to find that assets that were idle, underutilized or contracted at sub-economic rates for significant periods of time resume activity at economic rates when market conditions improve. Additionally, most of our assets are mobile, and we may mobilize rigs from one market to another to improve utilization or realize higher day rates. We estimate the future undiscounted cash flows of the affected assets to determine the recoverability of carrying amounts. In general, analyses are based on expected costs, utilization and dayrates for the estimated remaining useful lives of the asset or group of assets being assessed.
      Asset impairment evaluations are, by nature, highly subjective. They involve expectations about future cash flows generated by our assets, and reflect management’s assumptions and judgments regarding future industry conditions and their effect on future utilization levels, dayrates and costs. The use of different estimates and assumptions could result in materially different carrying values of our assets and could materially affect our results of operations.

Income Taxes
      Our effective income tax rate for financial statement purposes will continue to fluctuate from year to year as our operations are conducted in different taxing jurisdictions. The income tax rates and methods of computing taxable income vary substantially in each jurisdiction. Current income tax expense reflects either our tax liability as reflected on our tax returns for the current year, withholding taxes, changes in prior year tax estimates as returns are filed, or from tax audit adjustments. Our deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reflected on the balance sheet. Valuation allowances are determined to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. To determine the amount of deferred tax assets and liabilities, as well as of the valuation allowances, we must make estimates and certain assumptions regarding future taxable income, including where the rigs are expected to be deployed, and other tax issues. A change in such estimates and assumptions, along with any changes in tax laws, could require us to adjust the deferred tax assets, liabilities, or valuation allowances as discussed below.
      Our ability to realize the benefit of our deferred tax assets requires that we achieve certain future earnings levels prior to the expiration of our NOL carryforwards. We have established a valuation allowance against the potential future tax benefit of a portion of our NOL carryforwards and could be required to record an additional valuation allowance if market conditions deteriorate and future earnings do not meet our current expectations.
      We have not provided for U.S. deferred taxes on the unremitted earnings of our foreign controlled subsidiaries that are permanently reinvested. If a distribution is made to us from the unremitted earnings of these subsidiaries, we could be required to record additional U.S. current and deferred taxes.
      For a discussion of the components of our current and deferred income tax provisions, assets and liabilities and the impact of changes in estimates and assumptions affecting our deferred tax assets and liabilities, see “— Tax Matters” above and Note 8 of our Notes to Consolidated Financial Statements included in Item 8 of this annual report.

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
      Interest Rate Risk. We are exposed to interest rate risk through our fixed rate long-term debt. As of December 31, 2004, we held interest rate swap and cap agreements with notional amounts totaling $464.5 million relating to the $270.5 million outstanding under our drillship loans and the $279.3 million outstanding under our secured term loan. We have entered into agreements as required by the lenders under our drillship loan agreement that effectively capped the interest rate at a rate of 4.1% on the drillship loans through September 2009. Prior to 2004, we entered into interest rate agreements that effectively capped the interest rate on $194.0 million of borrowings under our then outstanding senior secured term loan. The term loan interest rate agreements are marked-to-market quarterly with the change in fair value recorded as a component of interest expense. As of December 31, 2004, the net value of the term loan instruments was a liability of $0.6 million.
      The fair market value of fixed rate long-term debt will increase as prevailing interest rates decrease. The fair value of our long-term debt is estimated based on quoted market prices where applicable, or based on the present value of expected cash flows relating to the debt discounted at rates currently available to us for long-term borrowings with similar terms and maturities. The estimated fair value of our long-term debt as of December 31, 2004 and 2003 was approximately $1,864.0 and $2,095.0 million, respectively, which was more than its carrying value as of December 31, 2004 and 2003 of $1,725.2 and $1,993.8 million, respectively. A hypothetical 10.0% decrease in interest rates relative to market interest rates at December 31, 2004 would increase the fair market value of our long-term debt at December 31, 2004 by approximately $75.7 million.
      Foreign Currency Exchange Rate Risk. We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which expose us to foreign exchange rate risk. We utilize local currency borrowings and the payment structure of customer contracts to selectively reduce our exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currencies. We do not hold or issue forward exchange contracts, option contracts or other derivative financial instruments for speculative purposes.

FORWARD-LOOKING STATEMENTS
      This annual report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included in this annual report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

•	market conditions, expansion and other development trends in the contract drilling industry;

•	our ability to enter into new contracts for our rigs and future utilization rates and contract rates for rigs;

•	future capital expenditures and investments in the construction, acquisition and refurbishment of rigs (including the amount and nature thereof and the timing of completion thereof);

•	estimates of warranty claims and cash flows with respect to our lump-sum rig construction projects;

•	future asset sales;

•	completion of commissioning and employment of the Pride Rio de Janeiro and the Pride Portland;

•	repayment of debt;

•	utilization of net operating loss carryforwards;

•	business strategies;

•	expansion and growth of operations;

•	future exposure to currency devaluations or exchange rate fluctuations;

•	expected outcomes of legal and administrative proceedings and their expected effects on our financial position, results of operations and cash flows;

•	future operating results and financial condition; and

•	the effectiveness of our disclosure controls and procedures and internal control over financial reporting.
      We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including those described under “Business — Risk Factors” in Item 1 of this annual report and the following:

•	general economic business conditions;

•	prices of oil and gas and industry expectations about future prices;

•	cost overruns related to our turnkey contracts;

•	foreign exchange controls and currency fluctuations;

•	political stability in the countries in which we operate;

•	the business opportunities (or lack thereof) that may be presented to and pursued by us;

•	changes in laws or regulations;

•	the validity of the assumptions used in the design of our disclosure controls and procedures; and

•	our ability to implement in a timely manner internal control procedures necessary to allow our management to report on the effectiveness of our internal control over financial reporting or to determine that our internal control over financial reporting will be effective as of December 31, 2005.

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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Pride International, Inc.:
      We have completed an integrated audit of Pride International, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Pride International, Inc. and its subsidiaries (the Company) as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2003 and 2002 consolidated financial statements.
Internal control over financial reporting
      Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Pride International, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004 because the Company did not maintain effective controls over the communication among operating, functional and accounting departments of financial and other business information that is important to the period-end financial reporting process, including the specifics of non-routine and non-systematic transactions, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2004, the Company did not maintain effective controls over the communication among operating, functional and accounting departments of financial and other business information that is important to the period-end financial reporting process, including the specifics of non-routine and non-systematic transactions. Contributing factors included the large number of manual processes utilized during the period-end financial reporting process and an insufficient number of accounting and finance personnel to, in a timely manner: (1) implement extensive structural and procedural system and process initiatives during 2004, (2) perform the necessary manual processes, and (3) analyze non-routine and non-systematic transactions. This control deficiency resulted in errors that required the restatement of the Company’s consolidated financial statements for 2003 and 2002, the first three quarterly periods in 2004 and all quarterly periods in 2003, as discussed in Note 2 to the consolidated financial statements. The errors primarily affected property and equipment and the related depreciation expense, debt and the related interest and financing costs, minority interest balances and activity and income tax balance sheet accounts and the related provisions. This deficiency also resulted in audit adjustments to the 2004 consolidated financial statements primarily affecting accrued employee benefits and interest and the corresponding expense accounts. Additionally, this control deficiency could result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
      In our opinion, management’s assessment that Pride International, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Pride International, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control  — Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP
Houston, Texas
March 25, 2005

PRIDE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET

	December 31,

	2004	2003

		(Restated)
	(In thousands, except
	par values)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$37,100	$69,134
Restricted cash	9,917	38,840
Trade receivables, net	329,309	371,510
Parts and supplies, net	66,692	72,263
Other current assets	116,533	171,084

Total current assets	559,551	722,831

PROPERTY AND EQUIPMENT, net	3,281,848	3,463,300

OTHER ASSETS
Investments in and advances to affiliates	46,908	33,984
Goodwill	68,450	69,014
Other assets	81,567	87,966

Total other assets	196,925	190,964

	$4,038,324	$4,377,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$162,602	$163,707
Accrued expenses	214,843	260,150
Short-term borrowings	2,294	27,555
Current portion of long-term debt	39,287	188,737
Current portion of long-term lease obligations	6,900	2,749

Total current liabilities	425,926	642,898

OTHER LONG-TERM LIABILITIES	35,796	56,811
LONG-TERM DEBT, net of current portion	1,685,872	1,805,099
LONG-TERM LEASE OBLIGATIONS, net of current portion	379	9,979
DEFERRED INCOME TAXES	60,984	59,460
MINORITY INTEREST	113,305	100,993
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 50,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 400,000 shares authorized; 136,998 and 135,769 shares issued; 136,525 and 135,400 shares outstanding	1,370	1,358
Paid-in capital	1,277,157	1,261,073
Treasury stock, at cost	(4,409)	(4,409)
Deferred compensation	(1,499)	—
Accumulated other comprehensive income (loss)	2,945	(124)
Retained earnings	440,498	443,957

Total stockholders’ equity	1,716,062	1,701,855

	$4,038,324	$4,377,095

The accompanying notes are an integral part of the consolidated financial statements.

PRIDE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

		(Restated)	(Restated)
	(In thousands, except per share amounts)
REVENUES	$1,712,200	$1,565,806	$1,180,016
OPERATING COSTS, excluding depreciation and amortization	1,146,760	1,039,798	760,065
DEPRECIATION AND AMORTIZATION	265,307	250,883	231,479
GENERAL AND ADMINISTRATIVE, excluding depreciation and amortization	74,851	56,263	41,140
IMPAIRMENT CHARGES	24,898	—	—
(GAIN) LOSS ON SALE OF ASSETS, net	(48,593)	453	(438)

EARNINGS FROM OPERATIONS	248,977	218,409	147,770

OTHER INCOME (EXPENSE)
Interest expense	(119,209)	(130,601)	(138,348)
Refinancing charges	(36,336)	(6,370)	(1,228)
Interest income	3,881	3,182	2,084
Other income, net	1,003	10,123	(282)

Total other expense, net	(150,661)	(123,666)	(137,774)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	98,316	94,743	9,996
INCOME TAX PROVISION	61,732	33,982	3,405
MINORITY INTEREST	22,311	19,896	15,728

INCOME (LOSS) FROM CONTINUING OPERATIONS	14,273	40,865	(9,137)
INCOME (LOSS) ON DISCONTINUED OPERATIONS (NOTE 3)	(17,732)	(63,987)	1,982

NET LOSS	$(3,459)	$(23,122)	$(7,155)

EARNINGS (LOSS) PER SHARE
Basic
Income (loss) from continuing operations	$0.11	$0.30	$(0.07)
Discontinued operations	(0.13)	(0.47)	0.02

Net loss	$(0.02)	$(0.17)	$(0.05)

Diluted
Income (loss) from continuing operations	$0.10	$0.30	$(0.07)
Discontinued operations	(0.13)	(0.41)	0.02

Net loss	$(0.03)	$(0.11)	$(0.05)

SHARES USED IN PER SHARE CALCULATIONS
Basic	135,821	134,704	133,305
Diluted	137,301	154,737	133,305
The accompanying notes are an integral part of the consolidated financial statements.

PRIDE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
	Common Stock			Treasury Stock			Other		Total
			Paid-In			Deferred	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Compensation	Income (Loss)	Earnings	Equity

	(In thousands)
BALANCE — JANUARY 1, 2002
As previously reported	132,793	$1,328	$1,218,624	—	$—	$—	$(1,015)	$477,149	$1,696,086
Restatement adjustment (See Note 2)	—	—	—	—	—	—	—	(2,915)	(2,915)

BALANCE — JANUARY 1, 2002, as restated	132,793	1,328	1,218,624	—	—	—	(1,015)	474,234	1,693,171
Net loss (Restated)	—	—	—	—	—	—	—	(7,155)	(7,155)
Foreign currency translation	—	—	—	—	—	—	(2,583)	—	(2,583)

Total comprehensive loss (Restated)									(9,738)
Issuance of common stock in connection with private investments	528	5	6,295	369	(4,409)	—	—	—	1,891
Other issuance of common stock	37	—	476	—	—	—	—	—	476
Exercise of stock options	1,095	11	9,069	—	—	—	—	—	9,080
Tax benefit on non-qualified stock options	—	—	2,682	—	—	—	—	—	2,682

BALANCE — DECEMBER 31, 2002 (Restated)	134,453	1,344	1,237,146	369	(4,409)	—	(3,598)	467,079	1,697,562
Net loss (Restated)	—	—	—	—	—	—	—	(23,122)	(23,122)
Foreign currency translation	—	—	—	—	—	—	3,474	—	3,474

Total comprehensive loss (Restated)						—			(19,648)
Issuance of common stock in connection with Direct Stock Purchase Plan	830	8	14,992	—	—	—	—	—	15,000
Other issuance of common stock	104	1	1,264	—	—	—	—	—	1,265
Exercise of stock options	382	5	3,759	—	—	—	—	—	3,764
Tax benefit of non-qualified stock options	—	—	516	—	—	—	—	—	516
Stock option compensation	—	—	3,396	—	—	—	—	—	3,396

BALANCE — DECEMBER 31, 2003 (Restated)	135,769	1,358	1,261,073	369	(4,409)	—	(124)	443,957	1,701,855
Net loss	—	—	—	—	—	—	—	(3,459)	(3,459)
Foreign currency translation	—	—	—	—	—	—	3,069	—	3,069

Total comprehensive loss									(390)
Exercise of stock options	963	10	10,107	—	—	—	—	—	10,117
Tax benefit of non-qualified stock options	—	—	1,659	—	—	—	—	—	1,659
Other issuance of common stock	117	1	1,340	—	—	—	—	—	1,341
Issuance of restricted stock	149	1	2,779	—	—	(2,780)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	544	—	—	544
Acceleration of restricted stock vesting	—	—	—	—	—	737	—	—	737
Stock option compensation	—	—	199	—	—	—	—	—	199

BALANCE — DECEMBER 31, 2004	136,998	$1,370	$1,277,157	369	$(4,409)	$(1,499)	$2,945	$440,498	$1,716,062

The accompanying notes are an integral part of the consolidated financial statements.

PRIDE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

		(Restated)	(Restated)
	(In thousands)
OPERATING ACTIVITIES
Net loss	$(3,459)	$(23,122)	$(7,155)
Adjustments to reconcile net loss to net cash provided by operating activities —
Depreciation and amortization	265,307	250,883	231,479
Discount amortization on zero coupon convertible debentures	106	1,808	11,062
Amortization and write-offs of deferred financing costs	20,720	8,191	9,064
Impairment charges	24,898	—	—
(Gain) loss on sale of assets	(48,593)	453	(438)
Tax benefit of non-qualified stock options	1,659	516	2,682
Deferred income taxes	2,388	(41,840)	(33,588)
Minority interest	22,311	19,896	15,728
Stock option compensation	199	3,396	—
Changes in assets and liabilities, net of effects of acquisitions —
Trade receivables	42,201	(112,346)	53,436
Parts and supplies	5,571	(8,843)	(5,108)
Other current assets	50,681	6,118	(48,420)
Other assets	13,751	24,098	(12,834)
Accounts payable	1,432	(7,009)	(43,455)
Accrued expenses	(45,534)	37,394	5,735
Other liabilities	(16,574)	(40,812)	(13,756)

Net cash provided by operating activities	337,064	118,781	164,432

INVESTMENT ACTIVITIES
Purchases of property and equipment	(136,716)	(232,497)	(215,490)
Proceeds from dispositions of property and equipment	73,502	1,277	1,256
Investments in and advances to affiliates	(12,924)	(4,364)	(1,205)
Purchase of net assets of acquired entities, including acquisition costs, less cash acquired	—	—	(2,414)

Net cash used in investing activities	(76,138)	(235,584)	(217,853)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,535	16,265	476
Proceeds from exercise of stock options	10,117	3,764	9,080
Proceeds from issuance of convertible senior debentures	—	300,000	300,000
Proceeds from debt borrowings	810,721	188,016	385,000
Repayments of borrowings	(1,112,067)	(462,408)	(551,221)
Debt finance costs	(22,189)	(7,546)	(17,616)
Decrease in restricted cash	28,923	13,860	2,700
Repayment of joint venture partner debt	(10,000)	—	—

Net cash provided by (used in) financing activities	(292,960)	51,951	128,419

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(32,034)	(64,852)	74,998
CASH AND CASH EQUIVALENTS, beginning of year	69,134	133,986	58,988

CASH AND CASH EQUIVALENTS, end of year	$37,100	$69,134	$133,986

The accompanying notes are an integral part of the consolidated financial statements.

PRIDE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Principles of Consolidation and Reporting
      The consolidated financial statements include the accounts of Pride International, Inc. and its wholly-owned and majority-owned subsidiaries (the “Company” or “Pride”). All significant intercompany transactions and balances have been eliminated in consolidation. Investments in which the Company owns 50.0% or less and exercises significant influence are accounted for using the equity method of accounting, and investments in which the Company does not exercise significant influence are accounted for using the cost method of accounting.
      The Company consolidates a variable interest entity when the Company will absorb a majority of the variable interest entity’s expected losses, receive a majority of the variable interest entity’s expected residual returns or both. The Company consolidates the unaffiliated trust with which the Company completed the sale and leaseback of the Pride South America semisubmersible drilling rig in February 1999.
      The Company’s minority interest represents the total of the minority party’s equity interest in certain joint ventures that are consolidated but less than 100% owned and the debt owed by the venture to joint venture partners.

Management Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and adjustments on historical experience and on other information and assumptions that are believed to be reasonable under the circumstances. Estimates and judgments about future events and their effects cannot be perceived with certainty; accordingly, these estimates may change as additional information is obtained, as more experience is acquired, as the Company’s operating environment changes and as new events occur. While it is believed that such estimates are reasonable, actual results could differ from those estimates. Estimates are used for, but not limited to, determining the realization of customer and insurance receivables, recoverability of long-lived assets, useful lives for depreciation and amortization, determination of income taxes, contingent liabilities, insurance and legal accruals and costs to complete construction projects including warranty claims.

Reclassifications
      In 2004, the Company reclassified certain costs such as engineering, procurement, safety and field offices from general and administrative to operating costs. The Company has reclassified prior periods to conform to this presentation. For the years ended December 31, 2004, 2003 and 2002, costs of approximately $63.9 million, $64.2 million and $53.1 million were reclassified from general and administrative to operating costs. The Company also reclassified debt financing costs of $2.3 million and $9.1 million for the years ended December 31, 2003 and 2002, respectively, from operating cash flows to financing cash flows. Certain other reclassifications have been made to prior periods to conform to the current period presentation.

Cash and Cash Equivalents
      The Company considers all highly liquid debt instruments having maturities of three months or less at the date of purchase to be cash equivalents.

Parts and Supplies
      Parts and supplies consist of spare rig parts and supplies held in warehouses for use in operations and are valued at weighted average cost.

PRIDE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment
      Property and equipment are carried at original cost or adjusted net realizable value, as applicable. Major renewals and improvements are capitalized and depreciated over the respective asset’s remaining useful life. Maintenance and repair costs are charged to expense as incurred. When assets are sold or retired, the remaining costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in results of operations.
      For financial reporting purposes, depreciation of property and equipment is provided using the straight-line method based upon expected useful lives of each class of assets. Estimated useful lives of the assets for financial reporting purposes are as follows:

Years

Rigs and rig equipment	5-25
Transportation equipment	3-7
Buildings and improvements	10-20
Furniture and fixtures	5
      Rigs and rig equipment have salvage values not exceeding 20% of the cost of the rig or rig equipment.
      Interest is capitalized on construction-in-progress at the interest rate on debt incurred for construction or at the weighted average cost of debt outstanding during the period of construction.

Goodwill
      The Company annually performs impairment tests of goodwill and has determined that the fair value of the Company’s goodwill exceeded the recorded cost as of December 31, 2004, 2003 and 2002, respectively; accordingly, no impairment was recorded.
      The change in the carrying value of goodwill by reporting segment for the years ended December 31, 2004 and 2003 was as follows (in thousands):

	U.S. Gulf	Latin America	E&P
	of Mexico	Land	Services	Total

Balance as of December 31, 2002	$1,472	$17,435	$53,107	$72,014
Earn out payment	—	—	(3,000)	(3,000)

Balance as of December 31, 2003	1,472	17,435	50,107	69,014
Earn out payment	—	—	(2,129)	(2,129)
Purchase price adjustments	—	—	1,565	1,565

Balance as of December 31, 2004	$1,472	$17,435	$49,543	$68,450

      In 2004 and 2003, the Company reduced by $2.1 million and $3.0 million, respectively, the carrying amount of goodwill recorded in its April 2000 acquisition of Services Especiales San Antonio S.A. (“San Antonio”). The seller of San Antonio was entitled to four “earn out” payments of up to $3.0 million each on the first four anniversary dates of the closing if San Antonio’s revenues from services provided to the seller and its affiliates exceeded specified levels during the 12 calendar months ending immediately prior to the relevant anniversary date. The revenue level for the fourth anniversary earn-out payment resulted in a pro-rated earn-out payment of $0.9 million. The specified revenue level was not achieved for the third anniversary earn-out payment.

PRIDE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Asset Impairment
      The Company reviews its long-term assets for impairment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Long-lived assets and certain intangibles to be held and used are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential are recorded at the lower of carrying amount or fair value less cost to sell.
      During the fourth quarter of 2004, the Company recognized an impairment charge of $24.9 million related to retiring 16 stacked land rigs and nine shallow water platform rigs and a loss on impairment of an inactive land rig and other equipment. The Company performed an impairment test on remaining rigs and groups of rigs in the fourth quarter of 2004 and determined that the undiscounted future cash flows based on expected day rates and utilization rates exceeded the recorded cost of the specific rigs and group of rigs as of December 31, 2004; accordingly, no impairment was recorded for such rigs.

Revenue Recognition
      The Company recognizes revenue as services are performed based upon contracted dayrates and the number of operating days during the period. Revenue from turnkey contracts is based on percentage of completion. Mobilization fees received and costs incurred in connection with a customer contract to mobilize a rig from one geographic area to another are deferred and recognized on a straight-line basis over the term of such contract, excluding any option periods. Costs incurred to mobilize a rig without a contract are expensed as incurred. Fees received for capital improvements to rigs are deferred and recognized on a straight-line basis over the period of the related drilling contract. The costs of such capital improvements are capitalized and depreciated over the useful lives of the assets.

Rig Construction Contracts
      The Company has historically constructed drilling rigs only for its own use. However, at the request of some of its significant customers, in 2001 the Company entered into fixed-fee contracts to design, construct and mobilize specialized drilling rigs through the Company’s technical services group. The Company also entered into separate contracts to operate the rigs on behalf of the customers. Construction contract revenues and related costs are recognized under the percentage-of-completion method of accounting using measurements of progress toward completion appropriate for the work performed, such as man-hours, costs incurred or physical progress. Accordingly, the Company reviews contract price and cost estimates periodically as the work progresses and reflects adjustments in income (i) to recognize income proportionate to the percentage of completion in the case of projects showing an estimated profit at completion and (ii) to recognize the entire amount of the loss in the case of projects showing an estimated loss at completion. To the extent these adjustments result in an increase in previously reported losses or a reduction in or an elimination of previously reported profits with respect to a project, the Company would recognize a charge against current earnings. The Company has discontinued its fixed-fee rig construction business. See Note 3.

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
      The Company expended $17.4 million, $20.2 million and $13.6 million during 2004, 2003 and 2002, respectively, in obtaining and maintaining such certifications. As of December 31, 2004 and 2003, the deferred

PRIDE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and unamortized portion of such costs on the Company’s balance sheet were $42.5 million and $31.6 million, respectively. The portion of the costs that are expected to be amortized in the 12-month periods following each balance sheet date are included in other current assets on the balance sheet and the costs expected to be amortized after more than 12 months from each balance sheet date are included in other assets. The costs are amortized on a straight-line basis over the period of validity of the certifications obtained. These certifications are typically for five years, but in some cases are for shorter periods. Accordingly, the remaining useful lives for these deferred costs are up to five years.

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

Foreign Currency Translation
      The Company has designated the U.S. dollar as the functional currency for most of its operations in international locations because it contracts with customers, purchases equipment and finances capital using the U.S. dollar. In those countries where we have designated the U.S. dollar as the functional currency, certain assets and liabilities of foreign operations are translated at historical exchange rates, revenues and expenses in these countries are translated at the average rate of exchange for the period, and all translation gains or losses are reflected in the period’s results of operations. In those countries where the U.S. dollar is not designated as the functional currency, revenues and expenses are translated at the average rate of exchange for the period, assets and liabilities are translated at end-of-period exchange rates and all translation gains and losses are included in accumulated other comprehensive income (loss) within stockholders’ equity.

Concentration of Credit Risk
      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents in other high quality financial instruments. The Company limits the amount of credit exposure to any one financial institution or issuer. The Company’s customer base consists primarily of major integrated and government-owned international oil companies, as well as smaller independent oil and gas producers. Management believes the credit quality of its customers is generally high. The Company provides allowances for potential credit losses when necessary.

Conditions Affecting Ongoing Operations
      The Company’s current business and operations are substantially dependent upon conditions in the oil and gas industry and, specifically, the exploration and production expenditures of oil and gas companies. The demand for contract drilling and related services is influenced by oil and gas prices, expectations about future prices, the cost of producing and delivering oil and gas, government regulations and local and international political and economic conditions. There can be no assurance that current levels of exploration and production expenditures of oil and gas companies will be maintained or that demand for the Company’s services will reflect the level of such activities.

Stock-Based Compensation
      The Company uses the intrinsic value based method of accounting for stock-based compensation. Under this method, the Company records no compensation expense for stock options granted when the exercise price for options granted is equal to the fair market value of the Company’s stock on the date of the grant.

PRIDE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of FASB statement No. 123” the effect on net loss and loss per share as if the fair value based method of accounting prescribed by SFAS No. 123 had been applied to stock-based compensation. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

	Year Ended December 31,

	2004	2003	2002

		(Restated)	(Restated)
	(In thousands, except
	per share amounts)
Net loss — as reported	$(3,459)	$(23,122)	$(7,155)
Add: Stock-based compensation included in reported net loss, net of tax	129	2,081	—
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(12,575)	(10,784)	(8,538)

Pro forma net loss	$(15,905)	$(31,825)	$(15,693)

Net loss per share:
Basic — as reported	$(0.02)	$(0.17)	$(0.05)
Basic — pro forma	$(0.12)	$(0.24)	$(0.12)
Diluted — as reported	$(0.03)	$(0.11)	$(0.05)
Diluted — pro forma	$(0.12)	$(0.17)	$(0.12)
      Under SFAS No. 123, the fair value of stock-based awards is calculated using option pricing models. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,

	2004	2003	2002

Dividend yield	0.00%	0.00%	0.00%
Volatility	56.41%	62.57%	59.45%
Risk free interest rate	3.33%	2.95%	4.73%
Expected term	5 years	5 years	5 years
Weighted average fair value per share of options granted	$9.28	$8.53	$7.94

New Accounting Pronouncements
      The Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” during the fourth quarter of 2004. SFAS 123R requires that companies expense the value of employee stock options and similar awards and will be effective for share-based awards that are granted, modified, or settled in cash beginning July 1, 2005. The Company will recognize compensation cost for the unamortized portion of outstanding and unvested share-based payment awards as of July 1, 2005 and previously measured under SFAS 123 and disclosed on a pro form basis. The costs will be measured at fair value on the awards’ grant date based on the expected number of awards that are expected to vest. The compensation cost will be recognized as awards vest including the related tax effects. SFAS 123R provides for three transition methods including two prospective methods and a retrospective method. The Company is in the process of determining the amount of the charge it will recognize for the cumulative effect of adopting SFAS 123R on July 1, 2005. The adoption of SFAS 123R will have a material impact on the Company’s consolidated results of operations and earnings per share as a result of recognizing expense for the value of awards under its employee stock option plans.

PRIDE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In December 2004, the Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” became effective for reporting periods ending after December 31, 2004. Issue No. 04-8 concluded that contingently convertible debt instruments (“Co-Cos”) should be included in diluted earnings per share computations regardless of whether the contingent feature has been met. Accordingly, Co-Cos should be accounted for as convertible debt for purposes of calculating diluted EPS. The Company’s 3 1/4% Convertible Senior Notes due 2033 that were issued in April 2003 contain a contingent conversion feature based on a measure that has not been met. The effect of the dilution, if any, from the assumed conversion of the 3 1/4% Senior Notes has been included in the Company’s historical diluted earnings per share computations. There was no impact on earnings per share as previously reported.

2.	Restatements
      During 2004, the Company identified several matters that resulted in the restatement of amounts previously reported in the Company’s financial statements for the years 1999 through 2003 and for the first nine months of 2004. In addition, certain disclosures in other notes to the consolidated financial statements have been restated to reflect the restatement adjustments. The matters consist of certain errors related primarily to transactions initially recorded in periods from 1999 to 2002, but affecting periods from 1999 through 2004. The errors relate to:

•	Acquisition of Joint Venture Interest. In March 2001, the Company acquired the 73.6% interest that it did not already own in the joint venture that owned the Pride Carlos Walter and the Pride Brazil. At the time of the acquisition, the Company was negotiating to refinance the joint venture’s debt; the refinancing was completed in November 2001. The Company recorded the acquired joint venture debt and the joint venture assets at the book value as recorded on the joint venture’s books and records, as opposed to recording the assets and liabilities at their fair market value. In addition, when the joint venture debt was refinanced, certain costs associated with the retirement of the joint venture debt were inappropriately recorded as deferred financing costs of the new debt and amortized using a seven year life. As a result, finance charges were overstated by approximately $3.2 million and $3.4 million for 2003 and 2002, respectively, and depreciation was understated by approximately $0.8 million per year. The cumulative effect on retained earnings prior to 2002 was an overstatement of approximately $2.9 million.

•	Depreciation of Certain Rigs Constructed or Acquired in 1999. In 1999, the Company completed construction of its two deepwater drillships, the Pride Africa and Pride Angola. During 2004, the Company enhanced its balance sheet reconciliation process and identified certain costs in its intercompany accounts and construction-in-process accounts that related to the construction period, which should have been included in fixed assets and depreciated beginning in 1999. Also in 1999, the Company, through a 51.0% owned joint venture, acquired the Pride Cabinda in a transaction whereby the Company funded 45.0% percent of the purchase price and entered into a lease agreement for the unfunded portion of the purchase price. The Company depreciated 45.0% of the book value of the Pride Cabinda and recorded the finance charges associated with the lease agreement as operating costs rather than recording and depreciating the full cost of the rig. The result of these errors was to understate depreciation expense by $0.3 million per year, understate finance charges and overstate operating expenses by $0.8 million and $0.9 million for 2003 and 2002, respectively, and overstate minority interest by $0.4 million per year. The cumulative effect on retained earnings prior to 2002 was an understatement of $0.2 million.

•	Rig Transfers. During 2004, the Company completed a review of depreciation expense and detected errors in the calculation of depreciation associated with rigs that were transferred between operating segments and had spent time in the shipyard before arriving at the new location. In each case, the Company had recorded an adjustment, after the rig re-entered service, to properly state the cumulative

PRIDE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depreciation. These errors resulted in the understatement of depreciation for 2003 and 2002 of approximately $0.5 million and $0.1 million, respectively.

•	Exchange Rate Calculation. In 1999, the Company converted inventory software programs in Colombia. During 2004, the Company identified that during the software conversion, the Company had errors in the computation of the historical foreign exchange rates used to perform the calculation of the United States dollar value of the inventory for financial statement purposes. The result of this error was to overstate inventory and retained earnings for the period prior to 2002 by $1.5 million.

•	Error in 2002 Tax Provision. During the fourth quarter of 2004, the Company received a tax assessment associated with a 2002 tax return and performed a review of the Company’s provision for the item at issue with the tax authority. Based on this review, the Company determined that it had miscalculated the tax provision and related penalties and interest resulting in an understatement of tax expense for 2003 and 2002 of $0.8 million and $1.5 million, respectively.

•	Adjustments to Certain Accounts Payable Accounts. During 2003, the Company completed the reconciliation of certain vendor accounts and determined that it had over-accrued approximately $1.0 million worth of invoices. The Company reversed this over-accrual in the fourth quarter of 2003 without considering the periods impacted by the over-accruals. The result of this error was to understate operating expenses for 2003 by $0.9 million and overstate operating expenses for 2002 by $0.2 million. The cumulative effect on retained earnings prior to 2002 was an understatement of approximately $1.3 million.

•	Minority Interest Calculation. During the 2004 year-end closing process, the Company’s reconciliation of minority interest identified an error in the final computation of minority interest for 2003. The error occurred as certain 2003 post-closing adjustments reflected in the final 2003 financial statements were not included in the final calculation of minority interest. This error resulted in the overstatement of minority interest for 2003 of approximately $0.5 million.
      The errors noted above, including the error in the 2002 tax provision, resulted in the understatement of the tax provision for 2003 and 2002 of $0.7 million and $1.5 million, respectively.
      The determination to restate these financial statements was approved by the audit committee of the Company’s board of directors upon the recommendation of the Company’s senior management. The impact of these adjustments on the previously filed consolidated financial statements for the years ended December 31, 2003 and 2002 is presented below. The operating results, as reported, have been revised to include reclassifications of certain costs from general and administrative to operating costs (See Note 1), and the classification of the operations of the Company’s fixed-fee construction line of business as discontinued operations (See Note 3).

PRIDE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Selected Consolidated Statement of Operations Data:

	Year Ended December 31, 2003

	As Reported	Adjustments	Restated

	(In thousands, except per share amounts)
Revenues	$1,565,806	$—	$1,565,806
Operating costs, excluding depreciation and amortization	1,039,661	137	1,039,798
Depreciation and amortization	249,222	1,661	250,883
General and administrative, excluding depreciation and amortization	56,263	—	56,263
Loss on sale of assets	453	—	453

Earnings from operations	220,207	(1,798)	218,409

Other income (expense)
Interest expense	(132,998)	2,397	(130,601)
Refinancing charges	(6,370)	—	(6,370)
Interest income	3,182	—	3,182
Other income, net	10,123	—	10,123

Total other expense, net	(126,063)	2,397	(123,666)

Income from continuing operations before income taxes and minority interest	94,144	599	94,743
Income tax provision	33,325	657	33,982
Minority interest	20,765	(869)	19,896

Income from continuing operations	40,054	811	40,865
Loss from discontinued operations, net of income taxes	(63,987)	—	(63,987)

Net loss	$(23,933)	$811	$(23,122)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.30	$—	$0.30
Net loss	$(0.18)	$0.01	$(0.17)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.30	$—	$0.30
Net loss	$(0.12)	$0.01	$(0.11)

PRIDE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2002

	As Reported	Adjustments	Restated

	(In thousands, except per share amounts)
Revenues	$1,180,016	$—	$1,180,016
Operating costs, excluding depreciation and amortization	761,132	(1,067)	760,065
Depreciation and amortization	230,204	1,275	231,479
General and administrative, excluding depreciation and amortization	41,140	—	41,140
Gain on sale of assets	(438)	—	(438)

Earnings from operations	147,978	(208)	147,770

Other income (expense)
Interest expense	(140,863)	2,515	(138,348)
Refinancing charges	(1,228)	—	(1,228)
Interest income	2,084	—	2,084
Other income, net	(282)	—	(282)

Total other expense, net	(140,289)	2,515	(137,774)

Income from continuing operations before income taxes and minority interest	7,689	2,307	9,996
Income tax provision	1,909	1,496	3,405
Minority interest	16,097	(369)	15,728

Income (loss) from continuing operations	(10,317)	1,180	(9,137)
Income from discontinued operations, net of income taxes	1,982	—	1,982

Net loss	$(8,335)	$1,180	$(7,155)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.08)	$0.01	$(0.07)
Net loss	$(0.06)	$0.01	$(0.05)
Diluted earnings (loss) per share
Income (loss) from continuing operations	$(0.08)	$0.01	$(0.07)
Net loss	$(0.06)	$0.01	$(0.05)

PRIDE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Selected Consolidated Balance Sheet Data:

	December 31, 2003

	As Reported	Adjustments	Restated

	(In thousands, except per share amounts)
Total current assets	$726,924	$(4,093)	$722,831
Property and equipment, net	3,446,331	16,969	3,463,300
Other assets, net	102,177	(14,211)	87,966
Total assets	4,378,430	(1,335)	4,377,095
Accrued expenses	261,055	(905)	260,150
Other long-term liabilities	54,423	2,388	56,811
Deferred income taxes	59,378	82	59,460
Minority interest	102,969	(1,976)	100,993
Retained earnings	444,881	(924)	443,957
Total liabilities and stockholders’ equity	4,378,430	(1,335)	4,377,095

3.	Discontinued Operations
      In 2001 and 2002, the Company’s Technical Services group entered into fixed-fee contracts to design, engineer, manage construction of and commission four deepwater platform drilling rigs for installation on spars and tension-leg platforms. The first rig was completed and delivered in 2003, and the remaining three rigs were completed and delivered in 2004.
      For the years ended December 31, 2004 and 2003, the Company recorded loss provisions totaling $27.3 million and $98.4 million, respectively, relating to the construction of the rigs. The 2004 loss provisions principally consisted of additional provisions for higher commissioning costs for the rigs, the costs of settling certain commercial disputes and renegotiations of commercial terms with shipyards, equipment vendors and other sub-contractors, completion issues at the shipyard constructing the final two rigs and revised estimates for other cost items. As of December 31, 2004, the cumulative losses recorded on the projects was $125.7 million. The Company has discontinued this business and does not currently intend to enter into additional business of this nature. Accordingly, the Company has reported its fixed-fee rig construction business as discontinued operations on the Company’s consolidated statement of operations.
      The operating results of the discontinued fixed-fee construction business were as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Sales revenue	$67,806	$123,914	$89,758
Operating costs	95,087	222,356	86,708

Income (loss) from discontinued fixed-fee construction operations	(27,281)	(98,442)	3,050

Income tax provision (benefit)	(9,549)	(34,455)	1,068
Income (loss) on discontinued operations	$(17,732)	$(63,987)	$1,982

PRIDE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment
      Property and equipment consisted of the following:

	December 31,

	2004	2003

		(Restated)
	(In thousands)
Rigs and rig equipment	$4,521,485	$4,476,679
Transportation equipment	33,433	31,340
Buildings	41,007	37,966
Other	49,474	46,888
Construction-in-progress	60,983	43,199
Land	8,527	8,323

	4,714,909	4,644,395
Accumulated depreciation and amortization	(1,433,061)	(1,181,095)

Net property and equipment	$3,281,848	$3,463,300

      In June 2004, the Company purchased the Al Baraka I (renamed Pride Ivory Coast) tender assisted-drilling rig, which it previously managed pursuant to a management agreement with Basafojagu (HS) Inc., a company incorporated in Liberia. Basafojagu (HS) Inc., in which the Company had a 12.5% interest, owned the Pride Ivory Coast subject to two capital leases with lessor banks. Each of the shareholders of Basafojagu (HS) Inc., including the Company, guaranteed the capital lease obligations in proportion to their ownership interest. The two lessor banks and the majority shareholder of Basafojagu (HS) Inc. are part of a banking and industrial group. The Company purchased the Pride Ivory Coast directly from the lessor banks for cash consideration of $16.0 million, including related fees. In connection with the transaction, the lessor banks, Basafojagu (HS) Inc. and its shareholders released each of the shareholders from its obligations associated with the operation of the Pride Ivory Coast and with its ownership interest in Basafojagu (HS) Inc., including the guarantees of the capital leases.
      During the fourth quarter of 2004, the Company sold a jackup rig, the Pride West Virginia, for $60 million. Additionally, the Company sold two stacked jackup rigs, the Pride Illinois and the Pride Kentucky, for $11 million. Proceeds from these transactions were used to repay debt. During the first quarter of 2005, one of the Company’s French subsidiaries sold a jackup rig, the Pride Ohio, and received approximately $40 million in cash, which was also used to repay debt.
      Depreciation and amortization expense of property and equipment for the years ended December 31, 2004, 2003 and 2002 was $265.2 million, $250.7 million, and $231.4 million, respectively.
      The Company capitalizes interest applicable to the construction of significant additions to property and equipment. For the years ended December 31, 2004, 2003 and 2002, total interest incurred was $120.4 million, $131.8 million and $140.3 million, respectively, of which $1.2 million, $1.2 million and $1.9 million, respectively, was capitalized.
      During the years ended December 31, 2004, 2003 and 2002, maintenance and repair costs included in operating costs on the accompanying consolidated statement of operations were $115.7 million, $97.6 million and $81.6 million, respectively.

PRIDE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Debt

Short-Term Borrowings
      As of December 31, 2004, the Company had agreements with several banks for uncollateralized short-term lines of credit totaling $29.5 million, primarily denominated in U.S. dollars. These facilities renew periodically and bear interest at variable rates based on LIBOR. As of December 31, 2004, $2.3 million was outstanding under these facilities and $27.2 million was available.

Long-Term Debt
      Long-term debt consisted of the following:

	December 31,

	2004	2003

	(In thousands)
Senior secured term loan	$279,250	$197,000
Senior secured revolving credit facilities	—	288,000
7 3/8% Senior Notes due 2014, net of discount	497,445	—
9 3/8% Senior Notes due 2007	—	175,000
10% Senior Notes due 2009	—	200,000
2 1/2% Convertible Senior Notes Due 2007	300,000	300,000
3 1/4% Convertible Senior Notes Due 2033	300,000	300,000
Zero Coupon Convertible Senior Debentures Due 2021	—	4
Zero Coupon Convertible Subordinated Debentures Due 2018	—	1,098
Senior convertible notes due 2004	—	85,853
Drillship loans	270,525	182,674
Semisubmersible loans due 2004 to 2008	77,939	260,558
Limited-recourse collateralized term loans	—	3,649

	1,725,159	1,993,836
Current portion of long-term debt	39,287	188,737

Long-term debt, net of current portion	$1,685,872	$1,805,099

July 2004 Refinancing
      In July 2004, the Company completed a private offering of $500 million principal amount of 7 3/8% Senior Notes due 2014 (the “7 3/8% Senior Notes”) and entered into new senior secured credit facilities consisting of a $300 million term loan and a $500 million revolving credit facility.
      Borrowings under the revolving credit facility are available for general corporate purposes. The Company may obtain up to $100 million of letters of credit under the facility. As of December 31, 2004, there were no borrowings and $35.1 million of letters of credit outstanding under the revolving credit facility, and $279.3 million outstanding under the term loan. Amounts drawn under the senior secured facilities bear interest at variable rates based on LIBOR plus a margin or prime rate plus a margin. The interest rate margin will vary based on the Company’s leverage ratio, except that the LIBOR margin for the term loan is fixed at 1.75%. As of December 31, 2004, the interest rates on the term loan and revolving credit facility were approximately 4.1%, and availability under the revolving credit facility was approximately $464.9 million.

PRIDE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The revolving credit facility will mature in July 2009 and the term loan will mature in July 2011 (with amortization on the term loan of 0.25% per quarter prior to maturity). The Company may prepay the term loan without penalty. In addition, the Company is required to prepay the term loan and, in certain cases, the revolving loans with the proceeds from (i) asset sales or casualty events (with some exceptions), (ii) certain extraordinary events such as tax refunds, indemnity payments and pension reversion proceeds if availability under the new revolving credit facility plus the Company’s unrestricted cash is less than $200 million and (iii) future debt issuances not permitted by the credit facilities.
      The senior secured credit facilities are secured by first priority liens on certain of the Company’s subsidiaries’ existing and future rigs, accounts receivable, inventory and related insurance, all of the equity of the Company’s subsidiary Pride Offshore, Inc. (the borrower under the facilities) and Pride Offshore’s domestic subsidiaries and 65% of the stock of certain of the Company’s foreign subsidiaries. The senior secured credit facilities contain a number of covenants restricting, among other things, prepayment, redemption and repurchase of the Company’s indebtedness; distributions, dividends and repurchases of capital stock and other equity interests; acquisitions and investments; asset sales; capital expenditures; indebtedness; liens and affiliate transactions. The senior secured credit facilities also contain customary events of default, including with respect to a change of control.
      The 7 3/8% Senior Notes contain provisions that limit the ability of the Company and its subsidiaries to enter into transactions with affiliates; pay dividends or make other restricted payments; incur debt or issue preferred stock; incur dividend or other payment restrictions affecting the Company’s subsidiaries; sell assets; engage in sale and leaseback transactions; create liens; and consolidate, merge or transfer all or substantially all of the Company’s assets. Many of these restrictions will terminate if the notes are rated investment grade by either Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. and, in either case, the notes have a specified minimum rating by the other rating agency. The Company is required to offer to repurchase the notes in connection with specified change in control events that result in a ratings decline. The notes are subject to redemption, in whole or in part, at the option of the Company at any time on or after July 15, 2009 at redemption prices starting at 103.688% of the principal amount redeemed and declining to 100% by July 15, 2012. Prior to July 15, 2009, the Company may redeem some or all of the notes at 100% of the principal amount plus a make-whole premium. Prior to July 15, 2007, the Company also may redeem up to 35% of the notes from the proceeds of certain equity offerings at a specified redemption price. The Company pays interest semiannually on the 7 3/8% Senior Notes.
      The Company used the net proceeds from the offering of the 7 3/8% Senior Notes of $491.1 million (after discounts but before other expenses) to retire $175 million aggregate principal amount of its 9 3/8% Senior Notes due 2007 and $200 million aggregate principal amount of its 10% Senior Notes due 2009, together with the applicable prepayment premium and accrued and unpaid interest, and to retire other indebtedness, including its senior convertible notes due 2004. Proceeds from the term loan and initial borrowings of approximately $95 million under the revolving credit facility were used to refinance amounts outstanding under other credit facilities of the Company. In connection with the retirement of the 9 3/8% Senior Notes and 10% Senior Notes, the Company commenced an offer to purchase the notes at 37.5 basis points over the respective redemption prices described below. The Company purchased a total of $110.6 million aggregate principal amount of the 9 3/8% Senior Notes and $127.6 million aggregate principal amount of the 10% Senior Notes pursuant to the tender offer. The remaining notes were redeemed August 6, 2004 at redemption prices of 101.563% of the principal amount of the 9 3/8% Senior Notes and 105.000% of the principal amount of the 10% Senior Notes, in each case plus accrued and unpaid interest to the redemption date.
      In connection with the early retirement of (i) the 9 3/8% Senior Notes and the 10% Senior Notes, including the redemption of the notes outstanding following completion of the tender offer, and (ii) the Company’s then outstanding senior secured term loan and the senior secured revolving credit facilities, the Company recognized in the third quarter of 2004 refinancing charges of approximately $30.8 million,

PRIDE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consisting of the tender offer premium, prepayment premiums and the write-off of unamortized deferred financing costs related to the retired debt.

2 1/2% Convertible Senior Notes Due 2007
      In March 2002, the Company issued $300.0 million principal amount of 2 1/2% convertible senior notes due 2007. The net proceeds to the Company, after deducting underwriting discounts and offering costs, were $291.5 million. The notes are convertible into approximately 18.2 million shares of common stock of the Company (equal to a conversion rate of 60.5694 shares of common stock per $1,000 principal amount, or $16.51 per share). Interest on the notes is payable semiannually on March 1 and September 1 of each year. On or after March 4, 2005, the notes are redeemable at the Company’s option, in whole or in part, for cash at redemption prices starting at 101% and declining to 100% by March 1, 2007, in each case plus accrued and unpaid interest. In connection with the issuance of the notes, a private equity fund related to First Reserve Corporation purchased 7.9 million shares of the Company’s common stock from third parties. First Reserve, an affiliate of the Company, manages private equity funds that specialize in the energy industry.

3 1/4% Convertible Senior Notes Due 2033
      In April and May 2003, the Company issued $300 million aggregate principal amount of 3 1/4% convertible senior notes due 2033. The net proceeds (after expenses) were approximately $294.8 million. The notes bear interest at a rate of 3.25% per annum. The Company also will pay contingent interest during any six-month interest period commencing on or after May 1, 2008 for which the trading price of the notes for each of the five trading days immediately preceding such period equals or exceeds 120% of the principal amount of the notes. Beginning May 5, 2008, the Company may redeem any of the notes at a redemption price of 100% of the principal amount redeemed plus accrued and unpaid interest. In addition, noteholders may require the Company to repurchase the notes on May 1 of 2008, 2010, 2013, 2018, 2023 and 2028 at a repurchase price of 100% of the principal amount redeemed plus accrued and unpaid interest. The Company may elect to pay all or a portion of the repurchase price in common stock instead of cash, subject to certain conditions. The notes are convertible under specified circumstances into shares of the Company’s common stock at a conversion rate of 38.9045 shares per $1,000 principal amount of notes (which is equal to a conversion price of $25.704), subject to adjustment. Upon conversion, the Company will have the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and common stock.

Drillship Loans
      In April 2004, the Company completed a refinancing of its drillship loan facilities through its consolidated joint venture company that owns the drillships the Pride Africa and the Pride Angola. The new drillship credit facility is collateralized by the two drillships and the proceeds from the related drilling contracts and provides for a total credit commitment of $301.4 million, of which a $278.9 million term loan was funded at closing and $22.5 million was funded in August 2004. Funds at closing, together with $15.4 million of previously restricted cash held by the joint venture, were used to (i) refinance the outstanding principal balance on the prior drillship loans of $172.6 million, (ii) repay $103.6 million of loans due from the joint venture company to the Company, (iii) repay $10.0 million of indebtedness of the joint venture company to the joint venture partner, and (iv) pay loan transaction costs of $3.1 million. The $22.5 million funding in August was used to repay loans due from the joint venture company to the Company. The funds paid to the Company were used to reduce the Company’s other outstanding debt and to improve liquidity. The new drillship loan facility matures in September 2010 and amortizes quarterly. The drillship loan is non-recourse to the Company and the joint owner.
      The drillship loan bears interest at LIBOR plus 1.50%. As a condition of the loan, the Company maintains interest rate swap agreements with the lenders that cap the interest rate on the loans at a rate of

PRIDE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4.1% through September 2009. Such swap and cap agreements are not considered derivatives because (1) the swap and cap agreements were required by the lenders under the drillship loan; (2) the Company believes that such loans would not have been available to the Company without the related swap and cap agreements; and (3) the drillship loans prohibit the Company from selling or transferring the swap and cap agreements without the consent of the lenders, and the Company does not believe that the lenders would grant such consent as long as any principal amounts are outstanding. In accordance with the debt agreements, certain cash balances are held in trust to assure that timely interest and principal payments are made. As of December 31, 2004 and 2003, $9.9 million and $26.7 million, respectively, of such cash balances, which amount is included in restricted cash, was held in trust and is not available for use by the Company.

Semisubmersible Loans
      In December 2004, the Company repaid the outstanding principal amounts of approximately $138.5 million due under the semisubmersible loans that had originally financed the construction of the Pride Carlos Walter and Pride Brazil. In connection with the retirement of the semisubmersible loans, the Company recognized a charge of $5.5 million, including a write-off of deferred finance costs of $1.9 million and $3.6 million for the settlement of related interest rate swaps. The loans were collateralized by, among other things, a first priority mortgage on the drilling rigs and assignment of the charters for the rigs. The debt agreement required certain cash balance to be held in trust to assure that timely interest and principal payments are made. As of December 31, 2003, $11.4 million of such cash balances, which amount is included in restricted cash, was held in trust and was not available for use by the Company.
      In February 1999, the Company completed the sale and leaseback of the Pride South America semisubmersible drilling rig with an unaffiliated leasing trust pursuant to which the Company received $97.0 million. The lease was classified as an operating lease for financial statement purposes. With the adoption of FASB Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (revised December 2003),” in December 2003, it was determined that the Company was the primary beneficiary, as defined, of the unaffiliated trust, and accordingly, the Company should consolidate said trust as a variable interest entity. The Company elected to adopt the provisions of FIN No. 46R retroactively and restate previously issued financial statements. Debt in the amount of $77.9 million and $82.3 million and property and equipment, net of $70.3 million and $74.1 million were recorded as of December 31, 2004 and 2003, respectively.
     9 3/8% Senior Notes due 2007
      In July 2003, the Company redeemed $150 million principal amount of the 9 3/8% Senior Notes at a redemption price of 103.125% of the principal amount, plus accrued and unpaid interest to the redemption date. The Company paid a total of $157.6 million in connection with the redemption, including $2.9 million of accrued and unpaid interest. In addition, the Company recognized refinancing charges of $6.4 million, including a $4.7 million premium and the write-off of $1.5 million of deferred financing costs, which amount is included in refinancing charges in the consolidated statement of operations.

PRIDE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future Maturities
      Future maturities of long-term debt as of December 31, 2004 were as follows:

Amount

(In thousands)
2005	$39,287
2006	60,478
2007	365,194
2008	369,374
2009	71,685
Thereafter	819,141

Total long-term debt	$1,725,159

      As of December 31, 2004 and 2003, the fair value of long-term debt was approximately $1.9 billion and $2.1 billion, respectively.

6.	Leases
      At December 31, 2004, $6.8 million of capital lease obligations related to two platform rigs. These leases incur interest at 7.54% and mature in the second quarter of 2005.
      Rental expense for leases for equipment, vehicles and various facilities of the Company for the years ended December 31, 2004, 2003 and 2002 was $50.8 million, $49.4 million and $28.4 million, respectively. As of December 31, 2004, the Company had the following rental commitments under non-cancelable operating leases:

Amount

(In thousands)
2005	$1,485
2006	859
2007	212
Thereafter	—

Total rental commitments	$2,556

7.	Financial Instruments
      The Company’s operations are subject to foreign exchange risks, including the risks of adverse foreign currency fluctuations and devaluations and of restrictions on currency repatriation.
      The Company attempts to limit the risks of adverse currency fluctuations and restrictions on currency repatriation by obtaining contracts providing for payment in U.S. dollars or freely convertible foreign currency. To the extent possible, the Company seeks to limit its exposure to local currencies by matching its acceptance thereof to its expense requirements in such currencies. Prior to 2004, the Company entered into forward exchange contracts and option contracts to manage foreign currency exchange risk principally associated with its Euro denominated expenses. The Company did not enter into any forward exchange or option contracts in 2004, but continues to monitor its foreign exchange risk.
      The Company had no unrealized losses as of December 31, 2004 or 2003 on forward exchange contracts and option contracts. The net realized and unrealized gains (losses) on all forward and option contracts,

PRIDE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
included in other income (expense), net for the years ended December 31, 2003 and 2002, were approximately $1.2 million and $4.8 million, respectively.
      The Company is subject to the risk of variability in interest payments on its floating rate debt which includes the senior secured term loan and revolving credit facilities at December 31, 2004. The Company has entered into agreements as required by the lenders under its drillship loan agreement that effectively capped the interest rate on such debt through September 2009. Prior to 2004, the Company entered into interest rate agreements that effectively capped the interest rate on $194.0 million of borrowings under its then outstanding senior secured term loan. The term loan interest rate agreements are marked-to-market quarterly with the change in fair value recorded as a component of interest expense. As of December 31, 2004, the net value of the term loan instruments was a liability of $.6 million. As of December 31, 2004, the Company held interest rate swap and cap agreements with notional amounts totaling $464.5 million.

8.	Income Taxes
      The components of the income tax provision (benefit) included in income (loss) from continuing operations were as follows:

	Year Ended December 31,

	2004	2003	2002

		(Restated)	(Restated)
	(In thousands)
U.S.:
Federal:
Current	$—	$—	$—
Deferred	(19,733)	(43,672)	(39,743)

Total — U.S. Federal	(19,733)	(43,672)	(39,743)

Foreign:
Current	47,043	43,329	36,219
Deferred	34,422	34,325	6,929

Total — Foreign	81,465	77,654	43,148

Income tax provision	$61,732	$33,982	$3,405

      A reconciliation of the differences between the Company’s income tax provision computed at the U.S. statutory rate and its income tax provision as reported from continuing operations before income taxes and minority interest is summarized as follows:

	Year Ended December 31,

	2004		2003		2002

			(Restated)		(Restated)
	Amount	Rate	Amount	Rate	Amount	Rate

	(In thousands)
U.S. statutory rate	$34,410	35.0%	$33,160	35.0%	$3,499	35.0%
Taxes on foreign earnings at greater (lesser) than the U.S. statutory rate	27,192	27.7%	(1,685)	(1.8)%	(476)	(4.8)%
Change in estimate	—	—	2,372	2.5%	292	2.9%
Other	130	0.1%	135	0.2%	90	0.9%

Effective income tax rate	$61,732	62.8%	$33,982	35.9%	$3,405	34.0%

PRIDE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 2004, the Company had an effective tax rate above the U.S. statutory rate for taxes on foreign earnings due to the following: debt refinancing charges reducing income without a proportional reduction to income taxes; an increase in taxable income in high effective tax rate countries; lower taxable income in foreign jurisdictions with low or zero effective tax rates; and U.S. tax on certain foreign earnings.
      In 2003, the Company had an effective tax rate above the U.S. statutory rate due to the following: an increase in the U.S. statutory rate due to a change in estimate that relates primarily to the difference between the Company’s estimate of U.S. income tax on foreign earnings and the actual amount on the 2002 U.S. tax return as filed; and a decrease from the U.S. statutory rate due to the mix of income between high and low tax countries.
      In 2002, the Company had an effective tax rate below the U.S. statutory rate due to the following: an increase in the U.S. statutory rate due to a change in estimate that relates primarily to the difference between the Company’s estimate of U.S. income tax on foreign earnings and the actual amount on the 2001 U.S. tax return as filed; and a decrease from the U.S. statutory rate due to the mix of income between high and low tax countries.
      The domestic and foreign components of income from continuing operations before income taxes and minority interest were as follows:

	Year Ended December 31,

	2004	2003	2002

		(Restated)	(Restated)
	(In thousands)
Domestic	$(166,663)	$(159,070)	$(145,094)
Foreign	264,979	253,813	155,090

Income from continuing operations before income taxes and minority interest	$98,316	$94,743	$9,996

PRIDE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets were as follows:

	December 31,

	2004	2003

		(Restated)
	(In thousands)
Deferred tax liabilities:
Depreciation	$325,281	$320,284
Other	24,254	21,286

Total deferred tax liabilities	349,535	341,570

Deferred tax assets:
Net operating loss carryforwards	(316,486)	(295,442)
Alternative Minimum Tax credits	(27,958)	(27,958)
Other	(3,066)	(10,285)

Total deferred tax assets	(347,510)	(333,685)
Valuation allowance for deferred tax assets	54,190	45,113

Net deferred tax assets	(293,320)	(288,572)

Net deferred tax liability(1)	$56,215	$52,998

(1)	The change in the net deferred tax liability of $3.2 million between December 31, 2003 and 2004 differs by $11.5 million from the deferred tax expense of $14.7 million reported for 2004 due primarily to a tax benefit of $9.5 million from discontinued operations and a tax benefit of $1.7 million from the exercise of non-qualified stock options.
      Applicable U.S. deferred income taxes and related foreign dividend withholding taxes have not been provided on approximately $541.8 million of undistributed earnings and profits of the Company’s foreign subsidiaries. The Company considers such earnings to be permanently reinvested outside the United States. It is not practicable to estimate the amount of deferred income taxes associated with these unremitted earnings.
      FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. Management has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.
      As of December 31, 2004, the Company had deferred tax assets of $316.5 million relating to $918.0 million of net operating loss (“NOL”) carryforwards and had $28.0 million of non-expiring Alternative Minimum Tax (“AMT”) credits. The NOL carryforwards and AMT credits can be used to reduce the Company’s federal and foreign income taxes payable in future years. The Company’s ability to realize the entire benefit of its deferred tax assets requires that the Company achieve certain future earnings levels prior to the expiration of its NOL carryforwards. U.S. NOL carryforwards total $739.2 million and expire in 2019 through 2024. Foreign NOL carryforwards include $91.4 million that do not expire and $87.4 million that

PRIDE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
could expire starting in 2005 through 2014. The Company has recognized a valuation allowance on substantially all of these foreign NOL carryforwards due to the uncertainty of realizing certain foreign NOL carryforwards. The Company could be required to record an additional valuation allowance against certain or all of its remaining deferred tax assets if market conditions deteriorate or future earnings are below current estimates.
      In connection with the acquisition of Marine Drilling Companies, Inc. in September 2001, the Company determined that certain NOL carryforwards and AMT credits are subject to limitation under Sections 382 and 383 of the U.S. Internal Revenue Code as a result of the greater than 50% cumulative change in the Company’s ownership. Although the timing of when the Company can utilize NOL carryforwards may be limited, the Company has determined that such limitations should not affect its ability to realize the benefits of the deferred tax assets associated with such NOL carryforwards and AMT credits.
      As required by law, the Company files periodic tax returns which are subject to review and examination by various revenue agencies within the jurisdictions in which the Company operates. The Company is currently contesting several tax assessments and may contest future assessments where it believes the assessments are in error. The Company cannot predict or provide assurance as to the ultimate outcome of existing or future tax assessments. However, it believes the ultimate resolution of these tax assessments will not have a material adverse effect on the Company’s consolidated financial position.

9.	Earnings (Loss) Per Share
      Basic income (loss) from continuing operations per share has been computed based on the weighted average number of shares of common stock outstanding during the applicable period. Diluted income (loss) from continuing operations per share has been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the applicable period, as if stock options, convertible debentures and other convertible debt were converted into common stock, after giving retroactive effect to the elimination of interest expense, net of income tax effect.
      The following table presents information necessary to calculate basic and diluted income (loss) from continuing operations per share:

	Year Ended December 31,

	2004	2003	2002

		(Restated)	(Restated)
	(In thousands, except per share
	amounts)
Income (loss) from continuing operations	$14,273	$40,865	$(9,137)
Interest expense on convertible notes	—	9,196	—
Income tax effect	—	(3,219)	—

Income (loss) from continuing operations — as adjusted	$14,273	$46,842	$(9,137)

Weighted average shares outstanding	135,821	134,704	133,305
Convertible notes	—	18,171	—
Stock options	1,480	1,862	—

Weighted average shares outstanding — as adjusted	137,301	154,737	133,305

Income (loss) from continuing operations:
Basic	$0.11	$0.30	$(0.07)

Diluted	$0.10	$0.30	$(0.07)

PRIDE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The calculation of diluted weighted average shares outstanding excludes 36.3 million, 14.9 million and 34.3 million common shares issuable pursuant to convertible debt and outstanding options for the years ended December 31, 2004, 2003 and 2002, respectively, because their effect was antidilutive or the exercise price of stock options exceeded the average price of the Company’s common stock for the applicable period.

10.	Employee Benefits
      The Company has a 401(k) defined contribution plan for its employees, which allows eligible employees to defer up to 15% of their eligible annual compensation, with certain limitations. The Company may at its discretion match up to 100% of the first 6% of compensation deferred by participants. The Company’s contributions to the plan for the years ended December 31, 2004, 2003 and 2002 were $3.4 million, $2.5 million and $1.6 million, respectively.
      The Company has a deferred compensation plan, which provides its officers and key employees with the opportunity to participate in an unfunded, non-qualified plan. Eligible employees may defer up to 100% of compensation, including bonuses and net proceeds from the exercise of stock options.
      During 2004, the Company’s board of directors authorized a modification of the Company’s Supplemental Executive Retirement Plan (the “SERP”) to change the benefits under the plan and to increase the number of executive officers eligible for the plan. The Company has entered into participation agreements with the eligible executive officers. The SERP is a non-qualified retirement plan that provides for benefits, to the extent vested, to be paid to the participating executive officer upon the officer’s termination or retirement. The Company recognizes its estimated liability and the related compensation expense over the estimated service period of each officer.
      In 2004, the Company applied to the French Labor Ministry for a Progressive Retirement Plan (PRP). Pursuant to the PRP, employees of the Company’s subsidiary in France who reach the age of 55 during the PRP’s enrollment period can accelerate their retirement with the Company funding a portion of the benefits. The cost of the PRP will be recognized over the estimated remaining service period of the employees.

11.	Stockholders’ Equity

Preferred Stock
      The Company is authorized to issue 50 million shares of preferred stock, par value $0.01 per share. The Company’s board of directors has the authority to issue shares of preferred stock in one or more series and to fix the number of shares, designations and other terms of each series. The board of directors has designated 4.0 million shares of preferred stock to constitute the Series A Junior Participating Preferred Stock in connection with the Company’s stockholders’ rights plan. As of December 31, 2004, no shares of preferred stock were outstanding.

Common Stock
      The Company has established the Pride International, Inc. Direct Stock Purchase Plan, which provides a convenient way for investors to purchase shares of its common stock without paying brokerage commissions. For the year ended December 31, 2003, the Company sold 0.8 million shares for $15.0 million. There were no shares sold under the plan in 2004 or 2002.
      In October 2002, the Company issued 527,652 shares of common stock to two funds managed by First Reserve in exchange for an additional 11.9% investment in the joint venture that owns the Pride Portland and the Pride Rio de Janeiro. Subsequently, in November 2002 the other joint venture partner exercised its option to acquire up to 70% of the interest acquired by the Company, in exchange for 369,356 shares of the

PRIDE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s common stock. The shares of Company common stock acquired in the exchange are currently held as treasury shares.

Stockholders’ Rights Plan
      The Company has a preferred share purchase rights plan. Under the plan, each share of common stock includes one right to purchase preferred stock. The rights will separate from the common stock and become exercisable (1) ten days after public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% of the Company’s outstanding common stock or (2) ten business days following the start of a tender offer or exchange offer that would result in a person’s acquiring beneficial ownership of 15% of the Company’s outstanding common stock. A 15% beneficial owner is referred to as an “acquiring person” under the plan. Certain investment funds managed by First Reserve Corporation, their affiliates and certain related parties currently have the right to acquire beneficial ownership of up to 19% of the Company’s common stock without becoming an acquiring person under the plan.
      The Company’s board of directors can elect to delay the separation of the rights from the common stock beyond the ten-day periods referred to above. The plan also confers on the board the discretion to increase or decrease the level of ownership that causes a person to become an acquiring person. Until the rights are separately distributed, the rights will be evidenced by the common stock certificates and will be transferred with and only with the common stock certificates.
      After the rights are separately distributed, each right will entitle the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock for a purchase price of $50. The rights will expire at the close of business on September 30, 2011, unless the Company redeems or exchanges them earlier as described below.
      If a person becomes an acquiring person, the rights will become rights to purchase shares of the Company’s common stock for one-half the current market price, as defined in the rights agreement, of the common stock. This occurrence is referred to as a “flip-in event” under the plan. After any flip-in event, all rights that are beneficially owned by an acquiring person, or by certain related parties, will be null and void. The Company’s board of directors has the power to decide that a particular tender or exchange offer for all outstanding shares of the Company’s common stock is fair to and otherwise in the best interests of its stockholders. If the board makes this determination, the purchase of shares under the offer will not be a flip-in event.
      If, after there is an acquiring person, the Company is acquired in a merger or other business combination transaction or 50% or more of the Company’s assets, earning power or cash flow are sold or transferred, each holder of a right will have the right to purchase shares of the common stock of the acquiring company at a price of one-half the current market price of that stock. This occurrence is referred to as a “flip-over event” under the plan. An acquiring person will not be entitled to exercise its rights, which will have become void.
      Until ten days after the announcement that a person has become an acquiring person, the Company’s board of directors may decide to redeem the rights at a price of $0.01 per right, payable in cash, shares of common stock or other consideration. The rights will not be exercisable after a flip-in event until the rights are no longer redeemable.
      At any time after a flip-in event and prior to either a person’s becoming the beneficial owner of 50% or more of the shares of common stock or a flip-over event, the Company’s board of directors may decide to exchange the rights for shares of common stock on a one-for-one basis. Rights owned by an acquiring person, which will have become void, will not be exchanged.

PRIDE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans
      The Company has a long-term incentive plan which provides for the granting or awarding of stock options, restricted stock, stock appreciation rights, other stock-based awards and cash awards to officers and other key employees. The number of shares authorized and reserved for issuance under the long-term incentive plan is limited to 10% of total issued and outstanding shares, subject to adjustment in the event of certain changes in the Company’s corporate structure or capital stock. Stock options may be exercised in whole or in part within 60 days of termination of employment or one year after retirement, total disability or death of an employee. No new awards may be made under the plan after May 12, 2008.
      Generally, options granted under the long-term incentive plan vest over periods from two and one-half years to five years and expire ten years from date of grant.
      In 2004, the shareholders of the Company approved the 2004 Directors’ Stock Incentive Plan. The purpose of the plan is to afford the Company’s non-employee directors an opportunity to acquire a greater proprietary interest in the Company. A total of 400,000 shares of the Company’s common stock has been reserved for issuance pursuant to awards granted under the plan. The exercise price of options is the fair market value per share on the date the option is granted. Directors’ stock options vest over two years at the rate of 50% per year and expire ten years from date of grant.
      Employee and director stock option transactions for the last three years are summarized as follows:

	Employee Stock Options		Director Stock Options

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding as of December 31, 2001	9,795,685		348,665
Granted	1,225,000	$14.39	52,500	$14.35
Exercised	(1,095,005)	$8.29	—	—
Forfeited	(1,208,650)	$24.22	—	—

Outstanding as of December 31,2002	8,717,030		401,165
Granted	2,700,000	$15.48	52,500	$15.40
Exercised	(364,395)	$9.75	(18,000)	$11.58
Forfeited	(500)	$18.69	(33,000)	$18.82

Outstanding as of December 31, 2003	11,052,135		402,665
Granted	1,913,250	$18.29	52,800	$18.43
Exercised	(919,983)	$10.41	(45,000)	$12.56
Forfeited	(77,180)	$22.93	(138,832)	$19.80

Outstanding as of December 31,2004	11,968,222		271,633

Exercisable as of December 31,2004	9,481,877		192,583

PRIDE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information on stock options outstanding and exercisable at December 31, 2004 pursuant to the employee stock option plans:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
Range of	Options	Average	Average	Options	Average
Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price

$ 0.00-$ 9.00	719,015	2.9	$7.59	719,015	$7.59
$ 9.01-$14.00	1,529,900	3.7	$10.33	1,529,900	$10.33
$14.01-$21.00	8,399,307	6.8	$16.25	5,912,962	$15.88
$21.01-$29.65	1,320,000	2.5	$24.31	1,320,000	$24.31

	11,968,222	5.7	$15.86	9,481,877	$15.76

      The following table summarizes information on stock options outstanding and exercisable at December 31, 2004 pursuant to the directors’ stock incentive plan:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
Range of	Options	Average	Average	Options	Average
Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price

$ 9.12-$14.00	22,000	3.5	$9.92	22,000	$9.92
$14.01-$21.00	214,633	7.1	$16.49	135,583	$15.94
$21.01-$29.25	35,000	3.9	$24.70	35,000	$24.70

	271,633			192,583

      During 2004 and 2003, the Company recognized $0.2 million and $3.4 million, respectively, of stock option compensation in connection with the modification of the terms of certain key employees’ stock option grants.
      During 2004, the Company awarded a total of 135,000 restricted shares to certain key employees pursuant to the Company’s long-term incentive plan and a total of 13,800 restricted shares to the Company’s non-employee directors pursuant to the Company’s directors’ stock incentive plan. The Company recorded unearned compensation as a reduction of stockholders’ equity based on the closing price of the Company’s common stock on the date of grant. The unearned compensation is being recognized ratably over the applicable vesting period.

12.	Commitments and Contingencies
      In July 2004, the India Supreme Court agreed to hear the Indian Customs Department’s claims against the Company regarding the importation of the Pride Pennsylvania and related customs issues. The Customs, Excise and Gold (Control) Appellate Tribunal had previously ruled in the Company’s favor. In February 2005, the India Supreme Court formally dismissed the appeal of the Indian Customs Department.
      In late August 2004, the Company was notified that certain of its subsidiaries have been named, along with other defendants, in several complaints that have been filed in the Circuit Courts of the State of Mississippi by several hundred individuals that allege that they were employed by some of the named defendants between approximately 1965 and 1986. Additional suits have been filed since August 2004. The complaints allege that certain drilling contractors used asbestos-containing products in offshore drilling operations, land based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability and claims under the Jones Act. The complaints name as defendants numerous other companies that are not affiliated with the Company, including companies that allegedly manufactured drilling related products containing asbestos that are the subject of the complaints. The plaintiffs seek, among other things, an award of unspecified compensatory and

PRIDE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
punitive damages. As additional suits are being filed, the Company has not yet had an opportunity to conduct sufficient discovery to determine the number of plaintiffs, if any, that were employed by the Company’s subsidiaries or otherwise have any connection with the Company’s drilling operations during the relevant period. The Company intends to defend itself vigorously and, based on the information available to the Company at this time, the Company does not expect the outcome of these lawsuits to have a material adverse effect on its financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these lawsuits.
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
      The Company has a 30.0% equity interest in a joint venture company that owns two dynamically-positioned, deepwater semisubmersible drilling rigs, the Pride Portland and the Pride Rio de Janeiro. The Pride Portland is currently in Curacao undergoing final commissioning, and the Pride Rio de Janeiro is currently in Brazil undergoing final commissioning. The joint venture company has financed the cost of construction of these rigs through equity contributions and fixed rate notes, with repayment of the notes guaranteed by the United States Maritime Administration (“MARAD”). The notes are non-recourse to any of the joint venture owners, except that, in order to make available an additional $21.9 million under the MARAD-guaranteed notes to fund the project through the sea and drilling trial stage for each rig, the Company has provided:

•	a $25.0 million letter of credit to secure principal and interest payments due under the notes, the payment of costs of removing or contesting liens on the rigs and the payment of debt of the joint venture company to MARAD in the event MARAD’s guarantee is drawn;

•	a guarantee of any cash in excess of the additional $21.9 million required to get the rigs through the sea and drilling trial stage and obtain their class certificates; and

•	a completion guarantee of the direct costs of the voyage of each rig from any foreign jurisdiction in which it is located to a U.S. Gulf port nominated by MARAD in the event of a default prior to the rig obtaining a charter of at least three years in form and substance satisfactory to MARAD and at a rate sufficient to pay operating costs and debt service.
      The Company’s joint venture partner has agreed to reimburse the Company that partner’s proportionate share of any draws under the letter of credit or payments under the guarantees. At December 31, 2004, the Company held cash collateral of $17.8 million to cover the partner’s proportionate share of draws, if any, under the letter of credit and of payments, if any, under the Company’s guarantees, and has included the corresponding liability of $17.8 million in accrued expenses.
      The Pride Portland and Pride Rio de Janeiro were built to operate under long-term contracts with Petrobras; however, Petrobras has given notice of cancellation of the original contracts for late delivery. The Company continues to pursue long-term contracts for the rigs. There can be no assurance, however, that either the Pride Portland or the Pride Rio de Janeiro will be contracted to any customer. If no drilling contract is obtained before the rigs are commissioned, the rigs will be stacked at a cost of approximately $1 million per month per rig. In the event that the joint venture company does not generate sufficient funds from operations to finance any stacking costs and its debt service obligations, the joint venture partners would, if they choose to maintain the joint venture, need to advance further funds to the joint venture company since the joint venture

PRIDE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
company would have no alternative source of funds to allow it to make such payments. The joint venture company made principal and interest payments totaling approximately $28.7 million during 2004. The payments were funded by cash advances from the joint venture partners, of which the Company’s share was 30.0%. Principal and interest payments totaling approximately $45.1 million are due in 2005. If the joint venture company failed to cover its debt service requirements, a default would occur under the fixed rate notes guaranteed by MARAD. MARAD would then be entitled to draw down the entire amount of the letter of credit, exercise remedies under the Company’s return guarantee to MARAD, foreclose on the mortgages related to the Pride Portland and the Pride Rio de Janeiro and take possession of the two rigs. As of December 31, 2004, the Company’s investment in the joint venture was approximately $46.0 million, including capitalized interest of $8.5 million.
      The Company provides management services to the joint venture company for the Pride Portland and the Pride Rio de Janeiro. During the years ended December 31, 2004 and 2003, the Company recognized revenues of approximately $11.3 million and $5.6 million, respectively, for such services, which approximated costs incurred by the Company to provide such services.
      The Company has a 30.0% ownership in United Gulf Energy Resource Co. SAOC-Sultanate of Oman, which owns 99.9% of National Drilling and Services Co. LLC (“NDSC”), an Omani company. NDSC owns and operates four land drilling rigs. The Company accounts for this investment under the equity method. As of December 31, 2004, the Company’s investment was $0.9 million.

14.	Supplemental Financial Information

Other Current Assets
      Other current assets consisted of the following:

	December 31,

	2004	2003

		(Restated)
	(In thousands)
Deferred mobilization and inspection costs	$32,583	$46,406
Insurance receivables	5,028	5,975
Prepaid expenses	29,536	34,059
Other receivables	15,153	8,129
Construction project costs	18,337	45,669
Deferred financing costs	6,040	11,949
Other	9,856	18,897

Total other current assets	$116,533	$171,084

PRIDE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets
      Other assets consisted of the following:

	December 31,

	2004	2003

		(Restated)
	(In thousands)
Deferred mobilization and inspection costs	$42,084	$40,576
Deferred financing costs	21,366	19,844
Deferred compensation plan	5,965	12,996
Deferred income taxes	3,220	4,048
Other	8,932	10,502

Total other assets	$81,567	$87,966

Accrued Expenses
      Accrued expenses consisted of the following:

	December 31,

	2004	2003

		(Restated)
	(In thousands)
Deferred mobilization revenues	$31,608	$48,894
Construction project costs	7,555	64,496
Payroll and benefits	58,118	44,809
Interest	23,917	17,370
Current income taxes	17,345	18,148
Taxes, other than income	15,302	21,788
Joint venture partner collateral	17,850	—
Insurance	8,510	9,746
Earn-out payment, current portion	—	3,000
Other	34,638	31,899

Total accrued expenses	$214,843	$260,150

Other Long-Term Liabilities
      Other long-term liabilities consisted of the following:

	December 31,

	2004	2003

		(Restated)
	(In thousands)
Deferred mobilization revenue	$9,750	$26,190
Deferred compensation	5,965	12,996
Deferred revenue, other	—	1,176
Other	20,081	16,449

Total other long-term liabilities	$35,796	$56,811

PRIDE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Income (Expense), Net
      Other income (expense), net consisted of the following:

	Year Ended December 31,

	2004	2003	2002

		(Restated)	(Restated)
	(In thousands)
Foreign exchange gain (loss)	$1,848	$9,592	$(1)
Other, net	(845)	531	(281)

Total other income (expense), net	$1,003	$10,123	$(282)

      The 2003 foreign exchange gain relates primarily to foreign exchange gains in Venezuela.

Cash Flow Information
      Supplemental cash flows and non-cash transactions were as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Cash paid during the year for:
Interest	$124,598	$89,354	$111,576
Income taxes — U.S., net	—	—	—
Income taxes — foreign, net	48,984	33,233	22,728
Change in capital expenditures in accounts payable	(1,559)	(7,078)	35,863

15.	Segment and Geographic Information
      In January 2004, the Company reorganized its reporting segments to achieve a more rational geographic distribution and to establish better defined lines of accountability and responsibility for the sectors of its business. The Company now has five principal reporting segments: Eastern Hemisphere, which comprises the Company’s offshore and land drilling activity in Europe, Africa, the Middle East, Southeast Asia, Russia and Kazakhstan; Western Hemisphere, which comprises the Company’s offshore drilling activity in Latin America, currently Brazil, Mexico and Venezuela; U.S. Gulf of Mexico, which comprises the Company’s U.S. offshore platform and jackup rig fleets; Latin America Land; and E&P Services.
      Due to the discontinuance of the Company’s fixed-fee rig construction business, the revenues and costs for engineering and management consulting services provided to the Company’s customers are included in its corporate and other segment for reporting purposes. The costs associated with managing special periodic surveys and shipyard work for the Company’s fleet are reported in the operating segment managing the rig. As a result, the Company no longer reports these operations as a separate segment.

PRIDE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth certain consolidated information with respect to the Company by reporting segment:

				Latin
	Eastern	Western	U.S. Gulf	America		Corporate
	Hemisphere	Hemisphere	of Mexico	Land	E&P Services	and Other	Total

	(In thousands)
2004
Revenues	$556,317	$461,534	$134,038	$389,829	$158,772	$11,710	$1,712,200
Earnings (loss) from operations	178,681	104,430	5,938	3,202	15,428	(58,702)	248,977
Total assets	1,845,522	1,117,336	263,794	497,985	178,547	135,140	4,038,324
Capital expenditures, including acquisitions	60,748	30,808	8,250	19,822	8,961	6,568	135,157
Depreciation and amortization	92,130	79,542	26,223	52,853	11,495	3,064	265,307
2003
Revenues	$625,514	$378,974	$89,034	$344,406	$122,046	$5,832	$1,565,806
Earnings (loss) from operations	190,278	97,922	(38,868)	10,093	8,040	(49,056)	218,409
Total assets	1,905,965	1,163,928	398,235	560,912	185,121	162,934	4,377,095
Capital expenditures, including acquisitions	71,175	89,139	27,203	19,363	9,154	938	216,972
Depreciation and amortization	87,331	59,375	37,480	51,203	11,148	4,346	250,883
2002
Revenues	$500,692	$278,664	$104,874	$222,294	$73,000	$492	$1,180,016
Earnings (loss) from operations	146,365	85,646	(48,634)	(3,212)	(1,419)	(30,976)	147,770
Total assets	1,944,521	1,123,232	450,994	550,942	161,147	169,145	4,399,981
Capital expenditures, including acquisitions	115,286	92,372	9,415	27,845	5,309	1,126	251,353
Depreciation and amortization	79,860	49,859	36,612	53,592	11,545	11	231,479
      For the year ended December 31, 2004, one customer accounted for approximately 17% of consolidated revenues and is included in the Latin America Land and Western Hemisphere segments and an additional customer accounted for approximately 14% of consolidated revenue and is included in the Western Hemisphere segment. For the year ended December 31, 2003, one customer accounted for approximately 13% of consolidated revenues and is included in the Western Hemisphere segment and an additional customer accounted for approximately 13% of consolidated revenue and is included in the Eastern Hemisphere, Latin America Land and E&P Services segments. For the year ended December 31, 2002, one customer accounted for approximately 16% of consolidated revenues and is included in the Eastern Hemisphere, Latin America Land, and E&P Services segments, and an additional customer accounted for approximately 12% of consolidated revenue and is included in Eastern Hemisphere segment.
      Revenues and assets by geographic area presented in the following tables were attributed to countries based on the physical location of the assets. The mobilization of rigs among geographic areas has affected area

PRIDE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
revenues and long-lived assets over the periods presented. Revenues and long-lived assets by geographic area are as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Revenues
United States	$137,293	$91,574	$104,800
Argentina	332,302	286,216	185,250
Angola	275,095	275,955	237,380
Mexico	253,396	185,811	58,914
Brazil	175,929	138,675	137,659
Venezuela	167,088	133,722	121,255
Other countries(a)	371,097	453,853	334,758

Total operating revenues	$1,712,200	$1,565,806	$1,180,016

	December 31,

	2004	2003

	(In thousands)
Long-Lived Assets(b)
United States	$189,025	$332,509
Angola	951,176	990,851
Brazil	440,083	424,794
Mexico	455,228	359,271
Other countries(a)	1,314,787	1,424,889

Total long-lived assets	$3,350,299	$3,532,314

(a)	Other countries represent countries in which the Company operates that individually had revenues or long-lived assets representing less than 10 percent of consolidated revenues or consolidated long-lived assets.

(b)	Long-lived assets include property and equipment and goodwill.

PRIDE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Selected Quarterly Financial Data (Unaudited)
      As discussed in Note 2, the Company has restated its financial statements for the first three quarters of 2004 and for 2003. The following summarizes the effect of the restatements for each quarter:

	2004			2003

	First	Second	Third	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Acquisition of joint venture interest	$(209)	$(209)	$(209)	$(207)	$(209)	$(211)	$(212)
Depreciation of certain rigs constructed or acquired in 1999	(73)	(73)	(73)	158	147	59	148
Rig transfers	673	—	—	432	(1,164)	(98)	301
Adjustments to certain accounts payable accounts	—	—	—	11	2	—	(955)

Net adjustments to earnings from operations	391	(282)	(282)	394	(1,224)	(250)	(718)
Net adjustment to finance charges(1)	778	805	11	521	171	(16)	1,721
Net adjustment to tax provision including an error in 2002 tax provision	(396)	(161)	126	(83)	58	68	(700)
Net adjustment to minority interest including minority interest calculation	92	92	92	92	92	92	593

Net adjustment to income from continuing operations	$865	$454	$(53)	$924	$(903)	$(106)	$896

(1)	In addition to the adjustments described in Note 2, the Company determined that there were certain interim period errors in the calculation of finance charges. These errors did not have any impact on the annual financial statements.
      Interest rate collars and caps. During the second and third quarters of 2003, the Company understated its losses by approximately $0.4 million and $0.7 million, respectively, on interest rate collars and caps associated with its senior secured term loan that was retired during the third quarter of 2004. These errors were corrected during the fourth quarter of 2003, which caused an overstatement of losses of approximately $1.1 million during the quarter.
      Accrued interest expense. During the third quarter of 2004, the Company understated the interest expense on its 7 3/8% Senior Notes by approximately $0.8 million. This error was corrected during the fourth quarter of 2004, which caused an overstatement of interest expense in the same amount during the quarter.

PRIDE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Selected quarterly financial data for the years ended December 31, 2004 and 2003 were as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	As	As	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

	(In thousands, except per share amounts)
2004
Revenues	$403,675	$403,675	$424,028	$424,028	$436,439	$436,439	$448,058	n/a
Earnings from operations	51,171	51,562	60,512	60,230	62,104	61,822	75,364	n/a
Income (loss) from continuing operations	3,795	4,660	7,789	8,243	(14,866)	(14,919)	16,288	n/a
Income (loss) on discontinued operations	(10,560)	(10,560)	(5,267)	(5,267)	(3,284)	(3,284)	1,379	n/a
Net earnings (loss)	(6,765)	(5,900)	2,522	2,976	(18,150)	(18,203)	17,667	n/a
Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$0.03	$0.03	$0.06	$0.06	$(0.11)	$(0.11)	$0.12	n/a
Discontinued operations	(0.08)	(0.08)	(0.04)	(0.04)	(0.02)	(0.02)	0.01	n/a
Net earnings (loss)	(0.05)	(0.05)	0.02	0.02	(0.13)	(0.13)	0.13	n/a
Diluted
Income (loss) from continuing operations	$0.03	$0.03	$0.06	$0.06	$(0.11)	$(0.11)	$0.11	n/a
Discontinued operations	(0.08)	(0.07)	(0.04)	(0.04)	(0.02)	(0.02)	0.01	n/a
Net earnings (loss)	(0.05)	(0.04)	0.02	0.02	(0.13)	(0.13)	0.12	n/a
2003
Revenues	$334,300	$334,300	$383,438	$383,438	$440,180	$440,180	$397,888	$397,888
Earnings from operations	46,932	47,326	58,394	57,170	86,745	86,495	28,136	27,418
Income (loss) from continuing operations	1,757	2,681	12,310	11,407	30,924	30,818	(4,936)	(4,040)
Income (loss) on discontinued operations	2,223	2,223	(30,483)	(30,483)	(2,211)	(2,211)	(33,516)	(33,516)
Earnings (loss)	3,980	4,904	(18,173)	(19,076)	28,713	28,607	(38,452)	(37,556)
Net earnings (loss) per share:
Basic
Income (loss) from continuing operations	$0.01	$0.02	$0.09	$0.09	$0.23	$0.23	$(0.03)	$(0.03)
Discontinued operations	0.02	0.02	(0.23)	(0.23)	(0.02)	(0.02)	(0.25)	(0.25)
Net earnings (loss)	0.03	0.04	(0.14)	(0.14)	0.21	0.21	(0.28)	(0.28)
Diluted
Income (loss) from continuing operations	$0.01	$0.02	$0.09	$0.08	$0.20	$0.20	$(0.03)	$(0.03)
Discontinued operations	0.02	0.02	(0.20)	(0.20)	(0.01)	(0.01)	(0.25)	(0.25)
Net earnings (loss)	0.03	0.04	(0.11)	(0.12)	0.19	0.19	(0.28)	(0.28)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      There have been no changes in or disagreements with our independent auditors regarding accounting and financial disclosure matters.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this annual report. In the course of this evaluation, management considered the material weakness in our internal control over financial reporting and other internal control matters discussed below. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as a result of the material weakness discussed below, our disclosure controls and procedures were not effective, as of December 31, 2004, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act. To address the material weakness, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined under Rule 13a-15(f) promulgated under the Exchange Act. In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2004, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment, including testing, using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (the “COSO Framework”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004 and, based on that assessment, identified a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We did not maintain effective controls over the communication among operating, functional and accounting departments of financial and other business information that is important to the period-end financial reporting process, including the specifics of non-routine and non-systematic transactions. Contributing factors included the large number of manual processes utilized during the period-end financial reporting process and an insufficient number of accounting and finance personnel to, in a timely manner, (1) implement extensive structural and procedural system and process initiatives during 2004, (2) perform the necessary manual processes and (3) analyze non-routine and non-systematic transactions.
      This control deficiency resulted in errors that required the restatement of our consolidated financial statements for 2003 and 2002, the first three quarterly periods in 2004 and all quarterly periods in 2003, as described in Notes 2 and 16 to our Notes to Consolidated Financial Statements included in Item 8 of this annual report. The errors primarily affected property and equipment and the related depreciation expense, debt and the related interest and financing costs, minority interest balances and activity and income tax balance sheet accounts and the related provisions. This deficiency also resulted in audit adjustments to the

2004 consolidated financial statements primarily affecting accrued employee benefits and interest and the corresponding expense accounts. Additionally, the control deficiency could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that the control deficiency constitutes a material weakness. Because of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004 based on criteria set forth in the COSO Framework.
      PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 as stated in their report, which appears beginning on page 43 in Item 8 of this annual report.
Changes in Our Internal Control Over Financial Reporting
      At the direction of our board of directors and audit committee, management has spent and continues to spend a significant amount of time and effort to improve our control environment. The effort also was undertaken pursuant to our work contemplated by Section 404 of the Sarbanes-Oxley Act and to improve our operational and financial reporting efficiency. The initiatives developed by management were both organizational and process focused. The organizational changes made since late 2003 and through the date of this annual report included, among others:

•	we appointed a new Executive Vice President and Chief Financial Officer, effective late December 2003;

•	we promoted from within our company replacements for, and enhanced the positions of, the Executive Vice President — Operations, the Senior Vice President, General Counsel and Secretary and the Vice President, Controller and Chief Accounting Officer;

•	we enhanced our corporate accounting, tax and treasury functions by creating and filling several new positions and by elevating the position of Treasurer to Vice President;

•	we expanded our corporate internal audit function by hiring a new internal audit director, creating and filling several new positions with professional auditors and bringing the previous local internal audit staff of our international operations under the supervision of the new director;

•	we strengthened our Sarbanes-Oxley Act compliance function and our Internal Control Steering Committee; and

•	we established a corporate human resource function and hired a Senior Vice President — Human Resources.
      We also implemented several process changes to improve our regular communications channels, including, among others:

•	we established a management executive committee and held formally scheduled regular meetings to discuss company-wide activities, strategy, plans and risks to our company;

•	we increased communications between members of our senior management and members of our board of directors to discuss key activities, plans, current risks and key accounting and internal control issues;

•	we formally scheduled regular meetings of corporate officers, division vice presidents, division finance managers and other key managers to discuss financial and operating results and forecasts, business development activities, business plans and strategy and safety matters of each division;

•	we implemented regular period-end financial and internal control certifications by country and finance managers and corporate managers that include, among others, specific descriptions of non-routine and non-systematic transactions and events;

•	we instituted regular conference calls among our division finance managers, country finance managers and corporate accounting staff to review current transactions and events described in the periodic financial and internal control certifications;

•	we implemented a formalized corporate current transactions and events review process to identify and resolve items that may have a financial reporting impact; and

•	we established a formal disclosure committee to review and discuss our periodic reports prior to filing with the SEC.
      These organizational and process changes have significantly improved our internal control environment and substantially increased the likelihood of our identifying the non-routine and non-systematic transactions that caused the restatement indicated above. However, many of the initiatives indicated above were either recently initiated or being further refined and enhanced as of December 31, 2004. As a result, they were not effective in remediating the material weakness as of December 31, 2004, as evidenced by transactions being initially recorded incorrectly based on inadequate communication during the 2004 period-end financial reporting processes.
      In 2005, management is continuing its efforts to improve the control environment. In addition to continuing the initiatives enumerated above, management will focus its efforts on:

•	improving the organizational structure to help achieve the proper level of centralization/standardization of functional areas, as well as the quality and quantity of our accounting, auditing and finance personnel;

•	improving systems and processes to help ensure our business, financial reporting and operational requirements are met in a timely manner;

•	refining the period-end financial reporting process to improve the quality and timeliness of our financial information, including automation of existing manual processes and reduction of the number of manual journal entries and the reliance on spreadsheets; and

•	refining the regular financial and internal control certification process.
      Except as described above, there were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      On March 22, 2005, William E. Macaulay, the chairman of Pride’s board of directors, notified the Nominating and Corporate Governance Committee of the board that he is retiring from the board effective as of the 2005 annual stockholders meeting scheduled for May 12, 2005 and would therefore not stand for re-election as a director at that meeting. Mr. Macaulay’s decision was not due to any disagreement with Pride on any matter relating to Pride’s operations, policies or practices. The Nominating and Corporate Governance Committee is recommending to the full board that David A.B. Brown become chairman of the board effective upon Mr. Macaulay’s retirement. In addition, the committee is recommending to the board that Archie W. Dunham, former chairman of the board of ConocoPhillips and former chairman, chief executive officer and president of Conoco Inc., be nominated to stand for election as a director at the annual meeting.
      The committee also approved on March 22, 2005 a revised retainer for the chairman of the board. Effective at the first meeting of the board following the annual meeting, the chairman will receive a retainer of $110,000 per year for service as chairman, with no additional fees payable for meetings attended.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2004. Information with respect to our executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this annual report.
Code of Business Conduct and Ethical Practices
      We have adopted a Code of Business Conduct and Ethical Practices, which applies to, among others, our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We have posted a copy of the code under “Corporate Governance” in the “Investor Relations” section of our internet website at www.prideinternational.com. Copies of the code may be obtained free of charge on our website or by requesting a copy in writing from our Corporate Secretary at 5847 San Felipe, Suite 3300, Houston, Texas 77057. Any waivers of the code must be approved by our board of directors or a designated board committee. Any amendments to, or waivers from, the code that apply to our executive officers and directors will be posted under “Corporate Governance” in the “Investor Relations” section of our internet website at www.prideinternational.com.

Item 11.	Executive Compensation
      The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2004.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2004.

Item 14.	Principal Accountant Fees and Services
      The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2004.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are included as part of this report:

(1) Financial Statements:

(2) Consolidated Financial Statement Schedules:
      All financial statement schedules have been omitted because they are not applicable or not required, or the information required thereby is included in the consolidated financial statements or the notes thereto included in this annual report.

(3) Exhibits:

Exhibit
Number		Description

3.1	—
Certificate of Incorporation of Pride (incorporated by reference to Annex D to the Joint Proxy Statement/ Prospectus included in the Registration Statement on Form S-4, Registration Nos. 333-66644 and 333-66644-01 (the “Registration Statement”)).

3.2	—	Bylaws of Pride (incorporated by reference to Exhibit 3.2 to Pride’s Annual Report on form 10-K for the year ended December 31, 2003, File No. 1-13289).
4.1	—	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.13 to the Registration Statement).
4.2	—
Rights Agreement, dated as of September 13, 2001, between Pride and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.2 Pride’s Current Report on Form 8-K filed with the SEC on September 28, 2001, File No. 1-13289 (the “Form 8-K”)).

4.3	—	Certificate of Designations of Series A Junior Participating Preferred Stock of Pride (incorporated by reference to Exhibit 4.3 to the Form 8-K).
4.4	—
Indenture, dated as of May 1, 1997, between Pride and JP Morgan Chase Bank (formerly The Chase Manhattan Bank), as trustee (the “Senior Trustee”) (incorporated by reference to Exhibit 4.1 to Pride’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-16963).

4.5	—	Fourth Supplemental Indenture, dated as of September 10, 2001, between Pride and the Senior Trustee (incorporated by reference to Exhibit 4.4 to the Form 8-K).
4.6	—
Credit Agreement dated July 7, 2004 by and among Pride Offshore, Inc., the guarantors named therein, the lenders party thereto, Calyon New York Branch and Natexis Banques Populaires, as issuing banks, Calyon and Natexis, as swingline lenders, Citicorp North America, Inc., as administrative agent, and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 4.1 to Pride’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-13289).

Exhibit
Number		Description

4.7	—
Indenture dated as of July, 1, 2004 by and between Pride and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Pride’s Registration Statement on Form S-4, File No. 333-118104).

4.8	—
First Supplemental Indenture dated as of July 7, 2004 by and between Pride and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Pride’s Registration Statement on Form S-4, File No. 333-118104).

Pride and its subsidiaries are parties to several debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii) (A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.

10.1		—
Second Amended and Restated Shareholders Agreement, dated as of March 4, 2002, among Pride, First Reserve Fund VII, Limited Partnership, First Reserve Fund VIII, L.P. and First Reserve Fund IX, L.P. (incorporated by reference to Exhibit 10.11 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-13289).

†10	.2	—
Form of Indemnity Agreement between Pride and certain executive officers and directors (incorporated by reference to Exhibit 10(g) to Pride’s Registration Statement on Form S-1, Registration No. 33-33233).

†10	.3	—	Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4A to Pride’s Registration Statement on Form S-8, Registration No. 33-26854).
†10	.4	—	First Amendment to Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.7 to Pride’s Registration Statement on Form S-8, Registration No. 333-35089).
†10	.5	—	Second Amendment to Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.8 to Pride’s Registration Statement on Form S-8, Registration No. 333-35089).
†10	.6	—
Third Amendment to Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Pride’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13289).

†10	.7	—
Summary of Pride International, Inc. Group Life Insurance and Accidental Death and Dismemberment Insurance Plan (incorporated by reference to Exhibit 10(j) to Pride’s Registration Statement on Form S-1, Registration No. 33-33233).

†10	.8	—	Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10(j) to Pride’s Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-16963).
†10	.9	—	First Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 4.7 to Pride’s Registration Statement on Form S-8, Registration No. 333-35093).
†10	.10	—
Second Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.10 to Pride’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13289).

†10	.11	—
Third Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.11 of Pride’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-13289).

†10	.12	—
Fourth Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.12 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-13289).

†10	.13	—
Fifth Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.13 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-13289).

†10	.14	—	Pride International, Inc. 401(k) Restoration Plan (incorporated by reference to Exhibit 10(k) to Pride’s Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-16963).
*†10	.15	—	Pride International, Inc. Supplemental Executive Retirement Plan, as amended and restated (“SERP”).
†10	.16	—
SERP Participation Agreement dated January 28, 2005 between Pride and Paul A. Bragg (incorporated by reference to Exhibit 10.2 to Pride’s Current Report on Form 8-K filed with the SEC on February 2, 2005, File No. 1-13289).

†10	.17	—
SERP Participation Agreement dated January 28, 2005 between Pride and Louis A. Raspino (incorporated by reference to Exhibit 10.3 to Pride’s Current Report on Form 8-K filed with the SEC on February 2, 2005, File No. 1-13289).

†10	.18	—
SERP Participation Agreement dated January 28, 2005 between Pride and John R. Blocker, Jr. (incorporated by reference to Exhibit 10.4 to Pride’s Current Report on Form 8-K filed with the SEC on February 2, 2005, File No. 1-13289).

†10	.19	—
SERP Participation Agreement effective January 28, 2005 between Pride and Lonnie D. Bane (incorporated by reference to Exhibit 10.5 to Pride’s Current Report on Form 8-K filed with the SEC on February 2, 2005, File No. 1-13289).

†10	.20	—
SERP Participation Agreement effective January 28, 2005 between Pride and W. Gregory Looser (incorporated by reference to Exhibit 10.6 to Pride’s Current Report on Form 8-K filed with the SEC on February 2, 2005, File No. 1-13289).

*†10	.21	—	Pride International, Inc. 1998 Long-Term Incentive Plan, as amended and restated.
†10	.22	—
Form of 1998 Long-Term Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on January 6, 2005, File No. 1-13289).

†10	.23	—
Form of 1998 Long-Term Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to Pride’s Current Report on Form 8-K filed with the SEC on January 6, 2005, File No. 1-13289).

†10	.24	—	Pride International, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to Pride’s Registration Statement on Form S-8, Registration No. 333-06825).
†10	.25	—
Pride International, Inc. 2004 Directors’ Stock Incentive Plan (incorporated by reference to Appendix C to Pride’s Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Stockholders, File No. 1-13289).

†10	.26	—
Form of 2004 Director’s Stock Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Pride’s Current Report on Form 8-K filed with the SEC on January 6, 2005, File No. 1-13289).

†10	.27	—
Form of 2004 Director’s Stock Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to Pride’s Current Report on Form 8-K filed with the SEC on January 6, 2005, File No. 1-13289).

†10	.28	—
Employment/Non-Competition/Confidentiality Agreement dated February 5, 1999 between Pride and Paul A. Bragg (incorporated by reference to Exhibit 10.19 of Pride’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-13289).

†10	.29	—
Employment/Non-Competition/Confidentiality Agreement November 22, 2003 between Pride and Louis A. Raspino (incorporated by reference to Exhibit 10.29 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-13289).

†10	.30	—
Employment/Non-Competition/Confidentiality Agreement dated October 15, 1998 between Pride and John R. Blocker, Jr. (incorporated by reference to Exhibit 10.24 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-13289).

†10	.31	—
First Amendment to Employment/Non-Competition/Confidentiality Agreement effective August 12, 2004 between Pride and John R. Blocker, Jr. (incorporated by reference to Exhibit 10.6 to Pride’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-13289).

†10	.32	—
Second Amendment to Employment/Non-Competition/Confidentiality Agreement dated January 17, 2005 between Pride and John R. Blocker, Jr. (incorporated by reference to Exhibit 10.2 of Pride’s Current Report on Form 8-K filed with the SEC on January 20, 2005, File No. 1-13289).

†10	.33	—
Employment/Non-Competition/Confidentiality Agreement dated June 10, 2004 between Pride and Lonnie D. Bane (incorporated by reference to Exhibit 10.1 to Pride’s Quarterly Report for the quarter ended June 30, 2004, File No. 1-13289).

†10	.34	—
Employment/Non-Competition/Confidentiality Agreement dated March 23, 2004 between Pride and W. Gregory Looser (incorporated by reference to Exhibit 10.1 to Pride’s Quarterly Report for the quarter ended March 31, 2004, File No. 1-13289).

†10	.35	—
First Amended and Restated Employment Agreement dated September 1, 1999 between Marine and Bobby E. Benton (incorporated by reference to Exhibit 10.5 of Marine’s Quarterly Report on Form 10-Q for quarter ended September 30, 1999, File No. 1-14389).

*†10	.36	—	Employment/Non-Competition/Confidentiality Agreement dated August 17, 2004 between Pride and David A. Bourgeouis.
†10	.37	—
Employment/Non-Competition/Confidentiality Agreement dated August 15, 1998 between Pride and Gary W. Casswell (incorporated by reference to Exhibit 10.23 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-13289).

†10	.38	—
First Amendment to Employment/Non-Competition/Confidentiality Agreement effective August 12, 2004 between Pride and Gary Casswell (incorporated by reference to Exhibit 10.7 to Pride’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-13289).

†10	.39	—
Employment/Non-Competition/Confidentiality Agreement dated January 13, 2005 between Pride and Carlos F. Etcheverry (incorporated by reference to Exhibit 10.1 of Pride’s Current Report on Form 8-K filed with the SEC on January 20, 2005, File No. 1-13289).

†10	.40	—
Employment/Non-Competition/Confidentiality Agreement dated January 7, 2005 between Pride and Bruce E. Kain (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on January 11, 2005, File No. 1-13289).

†10	.41	—
Employment/Non-Competition/Confidentiality Agreement dated July 1, 2004 between Pride and Mario Kricorian (incorporated by reference to Exhibit 10.4 to Pride’s Quarterly Report for the quarter ended June 30, 2004, File No. 1-13289).

*†10	.42	—	First Amendment to Employment/Non-Competition/Confidentiality Agreement dated August 11, 2004 between Pride and Mario Kricorian.
†10	.43	—
Employment/Non-Competition/Confidentiality Agreement dated June 2, 2004 between Pride and Steven D. Oldham (incorporated by reference to Exhibit 10.2 to Pride’s Quarterly Report for the quarter ended June 30, 2004, File No. 1-13289).

†10	.44	—
Employment/Non-Competition/Confidentiality Agreement dated February 28, 2005 between Pride and Kevin C. Robert (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on March 11, 2005, File No. 1-13289).

†10	.45	—
Employment/Non-Competition/Confidentiality Agreement dated June 2, 2004 between Pride and Douglas G. Smith (incorporated by reference to Exhibit 10.3 to Pride’s Quarterly Report for the quarter ended June 30, 2004, File No. 1-13289).

†10	.46	—
Employment/Non-Competition/Confidentiality Agreement dated March 15, 2004 between Pride and Imran Toufeeq (incorporated by reference to Exhibit 10.2 to Pride’s Quarterly Report for the quarter ended March 31, 2004, File No. 1-13289).

*†10	.47	—	Employment/Non-Competition/Confidentiality Agreement dated October 15, 1998 between Pride and Robert E. Warren.
†10	.48	—
Employment/Non-Competition/Confidentiality Agreement dated January 1, 2002 between Pride and Jorge E. Estrada (incorporated by reference to Exhibit 10.20 of Pride’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-13289).

†10	.49	—
Retirement Agreement effective January 9, 2004 between Pride and James W. Allen (incorporated by reference to Exhibit 10.31 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-3289).

†10	.50	—
Separation Agreement effective October 8, 2004 between Pride and John C.G. O’Leary (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on October 14, 2004, File No. 1-13289).

*†10	.51	—	Schedule of executive officer and director compensation arrangements.
*12		—	Computation of ratio of earnings to fixed charges.
*21		—	Subsidiaries of Pride.
*23		—	Consent of PricewaterhouseCoopers LLP.
*31	.1	—	Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	—	Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32		—	Certification of the Chief Executive Officer and the Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Compensatory plan, contract or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 25, 2005.

Pride International, Inc.

By:	/s/ Paul A. Bragg

Paul A. Bragg
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 2005.

Signatures	Title

/s/ Paul A. Bragg Paul A. Bragg	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Louis A. Raspino Louis A. Raspino	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Douglas G. Smith Douglas G. Smith	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ William E. Macaulay William E. Macaulay	Chairman of the Board

/s/ Robert L. Barbanell Robert L. Barbanell	Director

/s/ David A.B. Brown David A.B. Brown	Director

/s/ J.C. Burton J.C. Burton	Director

/s/ Jorge E. Estrada M. Jorge E. Estrada M.	Director

/s/ Ralph D. McBride Ralph D. McBride	Director

/s/ David B. Robson David B. Robson	Director

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1	—
Certificate of Incorporation of Pride (incorporated by reference to Annex D to the Joint Proxy Statement/ Prospectus included in the Registration Statement on Form S-4, Registration Nos. 333-66644 and 333-66644-01 (the “Registration Statement”)).

3.2	—	Bylaws of Pride (incorporated by reference to Exhibit 3.2 to Pride’s Annual Report on form 10-K for the year ended December 31, 2003, File No. 1-13289).
4.1	—	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.13 to the Registration Statement).
4.2	—
Rights Agreement, dated as of September 13, 2001, between Pride and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.2 Pride’s Current Report on Form 8-K filed with the SEC on September 28, 2001, File No. 1-13289 (the “Form 8-K”)).

4.3	—	Certificate of Designations of Series A Junior Participating Preferred Stock of Pride (incorporated by reference to Exhibit 4.3 to the Form 8-K).
4.4	—
Indenture, dated as of May 1, 1997, between Pride and JP Morgan Chase Bank (formerly The Chase Manhattan Bank), as trustee (the “Senior Trustee”) (incorporated by reference to Exhibit 4.1 to Pride’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-16963).

4.5	—	Fourth Supplemental Indenture, dated as of September 10, 2001, between Pride and the Senior Trustee (incorporated by reference to Exhibit 4.4 to the Form 8-K).
4.6	—
Credit Agreement dated July 7, 2004 by and among Pride Offshore, Inc., the guarantors named therein, the lenders party thereto, Calyon New York Branch and Natexis Banques Populaires, as issuing banks, Calyon and Natexis, as swingline lenders, Citicorp North America, Inc., as administrative agent, and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 4.1 to Pride’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-13289).

4.7	—
Indenture dated as of July, 1, 2004 by and between Pride and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Pride’s Registration Statement on Form S-4, File No. 333-118104).

4.8	—
First Supplemental Indenture dated as of July 7, 2004 by and between Pride and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Pride’s Registration Statement on Form S-4, File No. 333-118104).

Pride and its subsidiaries are parties to several debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii) (A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.

10.1		—
Second Amended and Restated Shareholders Agreement, dated as of March 4, 2002, among Pride, First Reserve Fund VII, Limited Partnership, First Reserve Fund VIII, L.P. and First Reserve Fund IX, L.P. (incorporated by reference to Exhibit 10.11 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-13289).

†10	.2	—
Form of Indemnity Agreement between Pride and certain executive officers and directors (incorporated by reference to Exhibit 10(g) to Pride’s Registration Statement on Form S-1, Registration No. 33-33233).

†10	.3	—	Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4A to Pride’s Registration Statement on Form S-8, Registration No. 33-26854).
†10	.4	—	First Amendment to Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.7 to Pride’s Registration Statement on Form S-8, Registration No. 333-35089).
†10	.5	—	Second Amendment to Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.8 to Pride’s Registration Statement on Form S-8, Registration No. 333-35089).

†10	.6	—
Third Amendment to Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Pride’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13289).

†10	.7	—
Summary of Pride International, Inc. Group Life Insurance and Accidental Death and Dismemberment Insurance Plan (incorporated by reference to Exhibit 10(j) to Pride’s Registration Statement on Form S-1, Registration No. 33-33233).

†10	.8	—	Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10(j) to Pride’s Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-16963).
†10	.9	—	First Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 4.7 to Pride’s Registration Statement on Form S-8, Registration No. 333-35093).
†10	.10	—
Second Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.10 to Pride’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13289).

†10	.11	—
Third Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.11 of Pride’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-13289).

†10	.12	—
Fourth Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.12 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-13289).

†10	.13	—
Fifth Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.13 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-13289).

†10	.14	—	Pride International, Inc. 401(k) Restoration Plan (incorporated by reference to Exhibit 10(k) to Pride’s Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-16963).
*†10	.15	—	Pride International, Inc. Supplemental Executive Retirement Plan, as amended and restated (“SERP”).
†10	.16	—
SERP Participation Agreement dated January 28, 2005 between Pride and Paul A. Bragg (incorporated by reference to Exhibit 10.2 to Pride’s Current Report on Form 8-K filed with the SEC on February 2, 2005, File No. 1-13289).

†10	.17	—
SERP Participation Agreement dated January 28, 2005 between Pride and Louis A. Raspino (incorporated by reference to Exhibit 10.3 to Pride’s Current Report on Form 8-K filed with the SEC on February 2, 2005, File No. 1-13289).

†10	.18	—
SERP Participation Agreement dated January 28, 2005 between Pride and John R. Blocker, Jr. (incorporated by reference to Exhibit 10.4 to Pride’s Current Report on Form 8-K filed with the SEC on February 2, 2005, File No. 1-13289).

†10	.19	—
SERP Participation Agreement effective January 28, 2005 between Pride and Lonnie D. Bane (incorporated by reference to Exhibit 10.5 to Pride’s Current Report on Form 8-K filed with the SEC on February 2, 2005, File No. 1-13289).

†10	.20	—
SERP Participation Agreement effective January 28, 2005 between Pride and W. Gregory Looser (incorporated by reference to Exhibit 10.6 to Pride’s Current Report on Form 8-K filed with the SEC on February 2, 2005, File No. 1-13289).

*†10	.21	—	Pride International, Inc. 1998 Long-Term Incentive Plan, as amended and restated.
†10	.22	—
Form of 1998 Long-Term Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on January 6, 2005, File No. 1-13289).

†10	.23	—
Form of 1998 Long-Term Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to Pride’s Current Report on Form 8-K filed with the SEC on January 6, 2005, File No. 1-13289).

†10	.24	—	Pride International, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to Pride’s Registration Statement on Form S-8, Registration No. 333-06825).

†10	.25	—
Pride International, Inc. 2004 Directors’ Stock Incentive Plan (incorporated by reference to Appendix C to Pride’s Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Stockholders, File No. 1-13289).

†10	.26	—
Form of 2004 Director’s Stock Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Pride’s Current Report on Form 8-K filed with the SEC on January 6, 2005, File No. 1-13289).

†10	.27	—
Form of 2004 Director’s Stock Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to Pride’s Current Report on Form 8-K filed with the SEC on January 6, 2005, File No. 1-13289).

†10	.28	—
Employment/Non-Competition/Confidentiality Agreement dated February 5, 1999 between Pride and Paul A. Bragg (incorporated by reference to Exhibit 10.19 of Pride’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-13289).

†10	.29	—
Employment/Non-Competition/Confidentiality Agreement November 22, 2003 between Pride and Louis A. Raspino (incorporated by reference to Exhibit 10.29 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-13289).

†10	.30	—
Employment/Non-Competition/Confidentiality Agreement dated October 15, 1998 between Pride and John R. Blocker, Jr. (incorporated by reference to Exhibit 10.24 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-13289).

†10	.31	—
First Amendment to Employment/Non-Competition/Confidentiality Agreement effective August 12, 2004 between Pride and John R. Blocker, Jr. (incorporated by reference to Exhibit 10.6 to Pride’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-13289).

†10	.32	—
Second Amendment to Employment/Non-Competition/Confidentiality Agreement dated January 17, 2005 between Pride and John R. Blocker, Jr. (incorporated by reference to Exhibit 10.2 of Pride’s Current Report on Form 8-K filed with the SEC on January 20, 2005, File No. 1-13289).

†10	.33	—
Employment/Non-Competition/Confidentiality Agreement dated June 10, 2004 between Pride and Lonnie D. Bane (incorporated by reference to Exhibit 10.1 to Pride’s Quarterly Report for the quarter ended June 30, 2004, File No. 1-13289).

†10	.34	—
Employment/Non-Competition/Confidentiality Agreement dated March 23, 2004 between Pride and W. Gregory Looser (incorporated by reference to Exhibit 10.1 to Pride’s Quarterly Report for the quarter ended March 31, 2004, File No. 1-13289).

†10	.35	—
First Amended and Restated Employment Agreement dated September 1, 1999 between Marine and Bobby E. Benton (incorporated by reference to Exhibit 10.5 of Marine’s Quarterly Report on Form 10-Q for quarter ended September 30, 1999, File No. 1-14389).

*†10	.36	—	Employment/Non-Competition/Confidentiality Agreement dated August 17, 2004 between Pride and David A. Bourgeouis.
†10	.37	—
Employment/Non-Competition/Confidentiality Agreement dated August 15, 1998 between Pride and Gary W. Casswell (incorporated by reference to Exhibit 10.23 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-13289).

†10	.38	—
First Amendment to Employment/Non-Competition/Confidentiality Agreement effective August 12, 2004 between Pride and Gary Casswell (incorporated by reference to Exhibit 10.7 to Pride’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-13289).

†10	.39	—
Employment/Non-Competition/Confidentiality Agreement dated January 13, 2005 between Pride and Carlos F. Etcheverry (incorporated by reference to Exhibit 10.1 of Pride’s Current Report on Form 8-K filed with the SEC on January 20, 2005, File No. 1-13289).

†10	.40	—
Employment/Non-Competition/Confidentiality Agreement dated January 7, 2005 between Pride and Bruce E. Kain (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on January 11, 2005, File No. 1-13289).

†10	.41	—
Employment/Non-Competition/Confidentiality Agreement dated July 1, 2004 between Pride and Mario Kricorian (incorporated by reference to Exhibit 10.4 to Pride’s Quarterly Report for the quarter ended June 30, 2004, File No. 1-13289).

*†10	.42	—	First Amendment to Employment/Non-Competition/Confidentiality Agreement dated August 11, 2004 between Pride and Mario Kricorian.

†10	.43	—
Employment/Non-Competition/Confidentiality Agreement dated June 2, 2004 between Pride and Steven D. Oldham (incorporated by reference to Exhibit 10.2 to Pride’s Quarterly Report for the quarter ended June 30, 2004, File No. 1-13289).

†10	.44	—
Employment/Non-Competition/Confidentiality Agreement dated February 28, 2005 between Pride and Kevin C. Robert (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on March 11, 2005, File No. 1-13289).

†10	.45	—
Employment/Non-Competition/Confidentiality Agreement dated June 2, 2004 between Pride and Douglas G. Smith (incorporated by reference to Exhibit 10.3 to Pride’s Quarterly Report for the quarter ended June 30, 2004, File No. 1-13289).

†10	.46	—
Employment/Non-Competition/Confidentiality Agreement dated March 15, 2004 between Pride and Imran Toufeeq (incorporated by reference to Exhibit 10.2 to Pride’s Quarterly Report for the quarter ended March 31, 2004, File No. 1-13289).

*†10	.47	—	Employment/Non-Competition/Confidentiality Agreement dated October 15, 1998 between Pride and Robert E. Warren.
†10	.48	—
Employment/Non-Competition/Confidentiality Agreement dated January 1, 2002 between Pride and Jorge E. Estrada (incorporated by reference to Exhibit 10.20 of Pride’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-13289).

†10	.49	—
Retirement Agreement effective January 9, 2004 between Pride and James W. Allen (incorporated by reference to Exhibit 10.31 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-3289).

†10	.50	—
Separation Agreement effective October 8, 2004 between Pride and John C.G. O’Leary (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on October 14, 2004, File No. 1-13289).

*†10	.51	—	Schedule of executive officer and director compensation arrangements.
*12		—	Computation of ratio of earnings to fixed charges.
*21		—	Subsidiaries of Pride.
*23		—	Consent of PricewaterhouseCoopers LLP.
*31	.1	—	Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	—	Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32		—	Certification of the Chief Executive Officer and the Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Compensatory plan, contract or arrangement.