Form 10-Q/A
period 2004-03-31
PRIDE INTERNATIONAL INC
filed 2005-05-03
CIK 833081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------


                                   FORM 10-Q/A



                                (Amendment No. 1)


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

                            PRIDE INTERNATIONAL, INC.

                                      INDEX


                                                                                                         PAGE NO.
                                                                                                         --------
RESTATEMENT..........................................................................................        2

PART I.       FINANCIAL INFORMATION

     Item 1.   Financial Statements

         Consolidated Balance Sheet as of March 31, 2004 and December 31, 2003 (Restated)............        3
         Consolidated Statement of Operations for the three months ended March 31, 2004
              and 2003 (Restated)....................................................................        4
         Consolidated Statement of Cash Flows for the three months ended March 31, 2004
              and 2003 (Restated)....................................................................        5
         Notes to Unaudited Consolidated Financial Statements........................................        6
         Report of Independent Registered Public Accounting Firm.....................................       17

     Item 2.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..............................................................       18

     Item 4.  Controls and Procedures................................................................       28

PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K.......................................................       30

SIGNATURES...........................................................................................       31

                                   RESTATEMENT



      We hereby amend the following items of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 as originally filed with the Securities and Exchange Commission on May 10, 2004: "Financial Statements" in Item 1 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I, "Controls and Procedures" in Item 4 of Part I and "Exhibits and Reports on Form 8-K" in Item 6 of Part II.



      This Form 10-Q/A is being filed to include restated consolidated financial statements and related disclosures as of March 31, 2004 and for the three months ended March 31, 2004 and 2003.



      We restated our consolidated financial information for 2003, 2002, 2001 and 2000 in our annual report on Form 10-K for the year ended December 31, 2004 to correct certain errors related primarily to transactions initially recorded in periods from 1999 to 2002, but affecting periods from 1999 through 2004. The errors relate to adjustments to the 2001 acquisition of the interest we did not own in the Pride Carlos Walter and Pride Brazil and the calculation of charges associated with the subsequent refinancing of the debt; under- and over-depreciation of certain rigs constructed or acquired in 1999; depreciation related to rig transfers; the recording of the foreign exchange calculation of the inventory valuation in Colombia in 1999; an error in a tax provision in 2002; a net gain reported in 2000 resulting from a casualty loss in 1999; and adjustments related to the reconciliation of certain accounts payable and the reclassification of certain finance charges. The cumulative effect of the errors resulted in an increase in income from continuing operations for each of the three-month periods ended March 31, 2004 and 2003 of approximately $0.9 million. Please read note 8 of the notes to our unaudited consolidated financial statements for more information related to the restatement.



      The operating results also include the reclassification of certain costs from general and administrative to operating costs. We have also reclassified the results of our former Technical Services segment by classifying (a) our fixed fee rig construction business as discontinued operations and (b) the remaining revenues and costs for Technical Services activities to our corporate and other segment. Please read notes 1 and 2 of the notes to our unaudited consolidated financial statements for more information related to the reclassifications.



      For purposes of this Form 10-Q/A and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the quarterly report on Form 10-Q as originally filed on May 10, 2004 that was affected by the restatement has been amended and restated in its entirety. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q to reflect events occurring after the original filing date, except as required to reflect the effects of the restatement. In particular, and without limitation, we have provided certain forward-looking information in this Form 10-Q/A. This information has not been revised from the information provided in the originally filed quarterly report on Form 10-Q because it was not affected by the restatement.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            PRIDE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT PAR VALUES)
                                   (UNAUDITED)




                                                                        MARCH 31,       DECEMBER 31,
                                                                          2004             2003
                                                                      ------------    ---------------
                                                                       (RESTATED)       (RESTATED)
                               ASSETS
CURRENT ASSETS
  Cash and cash equivalents.......................................    $     40,912    $        69,134
  Restricted cash.................................................          42,888             38,840
  Trade receivables, net..........................................         362,899            371,510
  Parts and supplies, net.........................................          74,654             72,263
  Other current assets............................................         174,580            171,084
                                                                      ------------    ---------------
       Total current assets.......................................         695,933            722,831
                                                                      ------------    ---------------
PROPERTY AND EQUIPMENT, net.......................................       3,425,559          3,463,300
                                                                      ------------    ---------------
OTHER ASSETS
  Investments in and advances to affiliates.......................          35,771             33,984
  Goodwill........................................................          68,651             69,014
  Other assets....................................................          82,737             87,966
                                                                      ------------    ---------------
       Total other assets.........................................         187,159            190,964
                                                                      ------------    ---------------
                                                                      $  4,308,651    $     4,377,095
                                                                      ============    ===============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable................................................    $    147,774    $       163,707
  Accrued expenses................................................         267,173            260,150
  Short-term borrowings...........................................          58,411             27,555
  Current portion of long-term debt...............................         190,088            188,737
  Current portion of long-term lease obligations..................           5,319              2,749
                                                                      ------------    ---------------
       Total current liabilities..................................         668,765            642,898
                                                                      ------------    ---------------
OTHER LONG-TERM LIABILITIES.......................................          50,914             56,811
LONG-TERM DEBT, net of current portion............................       1,731,681          1,805,099
LONG-TERM LEASE OBLIGATIONS, net of current portion...............           6,743              9,979
DEFERRED INCOME TAXES.............................................          45,208             59,460
MINORITY INTEREST.................................................         106,838            100,993
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 50,000 shares authorized;
     none issued..................................................              --                 --
  Common stock, $.01 par value; 400,000 shares authorized;
     136,156 and 135,769 shares issued; 135,786 and 135,400
     shares outstanding...........................................           1,361              1,358
  Paid-in capital.................................................       1,266,874          1,261,073
  Treasury stock, at cost.........................................          (4,409)            (4,409)
  Accumulated other comprehensive loss............................          (1,006)              (124)
  Deferred compensation...........................................          (2,375)                --
  Retained earnings...............................................         438,057            443,957
                                                                      ------------    ---------------
       Total stockholders' equity.................................       1,698,502          1,701,855
                                                                      ------------    ---------------
                                                                      $  4,308,651    $     4,377,095
                                                                      ============    ===============


      The accompanying notes are an integral part of the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                      ------------------------
                                                                                         2004          2003
                                                                                      ----------    ----------
                                                                                      (RESTATED)    (RESTATED)
REVENUES..........................................................................    $  403,675    $  344,300
OPERATING COSTS, excluding depreciation and amortization..........................       273,690       225,692
DEPRECIATION AND AMORTIZATION.....................................................        65,946        61,590
GENERAL AND ADMINISTRATIVE, excluding depreciation and amortization...............        12,598         9,630
(GAIN) LOSS ON SALE OF ASSETS, net................................................          (121)           62
                                                                                      ----------    ----------

EARNINGS FROM OPERATIONS..........................................................        51,562        47,326
OTHER INCOME (EXPENSE)
     Interest expense.............................................................       (29,809)      (33,858)
     Refinancing charges..........................................................            --          (299)
     Interest income..............................................................           307           254
     Other expense, net...........................................................        (1,427)       (3,202)
                                                                                      ----------    ----------
          Total other expense, net................................................       (30,929)      (37,105)
                                                                                      ----------    ----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST.......        20,633        10,221
INCOME TAX PROVISION..............................................................        10,128         2,371
MINORITY INTEREST.................................................................         5,845         5,169
                                                                                      ----------    ----------
INCOME FROM CONTINUING OPERATIONS.................................................         4,660         2,681
INCOME (LOSS) ON DISCONTINUED OPERATIONS..........................................       (10,560)        2,223
                                                                                      ----------    ----------

NET EARNINGS (LOSS)...............................................................    $   (5,900)   $    4,904
                                                                                      ==========    ==========
EARNINGS (LOSS) PER SHARE
     Basic
          Income from continuing operations.......................................    $     0.03    $     0.02
          Discontinued operations.................................................         (0.08)         0.02
                                                                                      ----------    ----------
          Net earnings (loss).....................................................    $    (0.05)   $     0.04
                                                                                      ==========    ==========
     Diluted
          Income from continuing operations.......................................    $     0.03    $     0.02
          Discontinued operations.................................................         (0.07)         0.02
                                                                                      ----------    ----------
          Net earnings (loss).....................................................    $    (0.04)   $     0.04
                                                                                      ==========    ==========
SHARES USED IN PER SHARE CALCULATIONS
     Basic........................................................................       135,542       134,131
     Diluted......................................................................       138,094       134,839
                                                                                      ----------    ----------


      The accompanying notes are an integral part of the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                      ------------------------------
                                                                                          2004             2003
                                                                                      ------------     -------------
                                                                                       (RESTATED)       (RESTATED)
OPERATING ACTIVITIES
     Net earnings (loss)..........................................................    $     (5,900)    $       4,904
     Adjustments to reconcile net earnings (loss) to net cash provided by
     (used in) operating activities -
         Depreciation and amortization............................................          65,946            61,590
         Discount amortization on zero coupon convertible debentures..............              13             1,406
         Amortization of deferred loan costs......................................           1,763             1,971
         (Gain) loss on sale of assets............................................            (121)               62
         Deferred income taxes....................................................         (14,026)          (10,299)
         Minority interest........................................................           5,845             5,169
         Changes in assets and liabilities
              Trade receivables...................................................           8,611           (40,377)
              Parts and supplies..................................................          (2,391)          (11,581)
              Other current assets................................................          (3,750)          (70,354)
              Other assets........................................................           3,692            45,221
              Accounts payable....................................................          (9,911)            4,829
              Accrued expenses....................................................           7,538             2,104
              Other liabilities...................................................          (5,740)            5,097
                                                                                      ------------     -------------
                  Net cash provided by (used in) operating activities.............          51,569              (258)
                                                                                      ------------     -------------
INVESTING ACTIVITIES
     Purchases of property and equipment..........................................         (35,289)          (62,809)
     Proceeds from dispositions of property and equipment.........................             182               139
     Investments in and advances to affiliates....................................          (1,787)             (298)
                                                                                      ------------     -------------
              Net cash used in investing activities...............................         (36,894)          (62,968)
                                                                                      ------------     -------------
FINANCING ACTIVITIES
     Proceeds from issuance of common stock.......................................           1,535             1,265
     Proceeds from exercise of stock options......................................           1,662               121
     Proceeds from debt borrowings................................................          30,770           110,991
     Reduction of debt............................................................         (72,816)         (133,841)
     (Increase) decrease in restricted cash.......................................          (4,048)           19,953
                                                                                      ------------     -------------
              Net cash used in financing activities...............................         (42,897)           (1,511)
                                                                                      ------------     -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS.........................................         (28,222)          (64,737)
CASH AND CASH EQUIVALENTS, beginning of period....................................          69,134           133,986
                                                                                      ------------     -------------
CASH AND CASH EQUIVALENTS, end of period..........................................    $     40,912     $      69,249
                                                                                      ============     =============


      The accompanying notes are an integral part of the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

Principles of Consolidation and Reporting


      The unaudited consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Pride International, Inc. (the "Company" or "Pride") included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.


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


      PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, have performed a review of the unaudited consolidated financial statements included herein in accordance with standards of the Public Company Accounting Oversight Board (United States). Pursuant to Rule 436(c) under the Securities Act of 1933, the report of PricewaterhouseCoopers LLP, included herein, should not be considered a part of any registration statement prepared or certified within the meanings of Sections 7 and 11 of the Securities Act, and the liability provisions of Section 11 of the Securities Act do not apply to such report.


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


                                                                   THREE MONTHS ENDED
                                                                     MARCH 31, 2003
                                                                  ---------------------
                                                                       (RESTATED)
                                                                  (IN THOUSANDS, EXCEPT
                                                                   PER SHARE AMOUNTS)
Net earnings -- as reported..................................     $     4,672
Add:
  Lease rental expenses included in reported net earnings....           3,176
Deduct:
  Depreciation expense.......................................            (945)
  Interest expense...........................................          (1,999)
                                                                       ------
Net earnings -- as adjusted..................................     $     4,904
                                                                       ======
NET EARNINGS PER SHARE:
Basic -- as reported.........................................     $      0.03
Basic -- as adjusted.........................................     $      0.04
Diluted -- as reported.......................................     $      0.03
Diluted -- as adjusted.......................................     $      0.04

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income

      Comprehensive income is the change in the Company's equity from all transactions except those resulting from investments by or distributions to owners. Comprehensive income (loss) was as follows:


                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             ------------------------
                                                                2004          2003
                                                             ----------    ----------
                                                             (RESTATED)    (RESTATED)
                                                                 (IN THOUSANDS)
Net earnings (loss)......................................    $   (5,900)   $    4,904
Foreign currency translation gain (loss), net............          (882)        1,065
                                                             ----------    ----------
Comprehensive income (loss)..............................    $   (6,782)   $    5,969
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

                           PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------
                                                                    2004              2003
                                                                 ----------        ----------
                                                                 (RESTATED)        (RESTATED)
                                                                       (IN THOUSANDS,
                                                                  EXCEPT PER SHARE AMOUNTS)
Net earnings (loss), as reported ...........................     $   (5,900)       $    4,904
Add: Stock-based compensation included in reported net
  earning (loss), net of tax................................             --                --
Deduct: Stock-based employee compensation expense
  determined under the fair value method, net of tax........         (3,382)           (2,992)
                                                                 ----------        ----------
Pro forma net earnings (loss) ..............................     $   (9,282)       $    1,912
                                                                 ==========        ==========
Net earnings (loss) per share:
     Basic  -  as reported .................................     $    (0.05)       $     0.04
     Basic  -  pro forma ...................................     $    (0.07)       $     0.01
     Diluted  -  as reported ...............................     $    (0.04)       $     0.04
     Diluted  -  pro forma .................................     $    (0.07)       $     0.01


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


Reclassifications



      In 2004, the Company reclassified certain costs such as engineering, procurement, safety and field offices from general and administrative to operating costs. The Company has reclassified prior periods to conform to this presentation. For the three months ended March 31, 2004 and 2003, costs of approximately $14.9 million and $14.1 million, respectively, were reclassified from general and administrative to operating costs. Certain other reclassifications have been made to prior periods to conform to the current period presentation.



2. DISCONTINUED OPERATIONS


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


      The Company is performing these deepwater platform rig construction projects under lump-sum contracts with its customers. Revenues and costs realized on these lump sum contracts vary from the originally estimated amounts. Unforeseen events may result in further cost overruns to complete these projects, which could be material and which would require the Company to record additional loss provisions in future periods. Such events could include variations in labor and equipment productivity over the remaining term of the contract, unanticipated cost increases, engineering changes, shipyard or systems problems, project management issues, shortages of equipment, materials or skilled labor, unscheduled delays in the delivery of ordered materials and equipment, work stoppages, shipyard unavailability or delays.



      During the fourth quarter of 2004, the Company discontinued this business and does not currently intend to enter into additional business of this nature. Accordingly, the Company has reclassified its fixed-fee rig construction

                           PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


business in all prior periods as discontinued operations on the Company's consolidated statement of operations.



      The operating results of the discontinued fixed-fee construction business were as follows:



                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                    2004               2003
                                                                  ---------          ---------
                                                                         (IN THOUSANDS)
Sales revenue.................................................    $  29,890          $  51,121
Operating costs...............................................       51,193             47,701
                                                                  ---------          ---------
Income (loss) from discontinued fixed-fee construction
     operations...............................................      (21,303)             3,420
Income tax provision (benefit)................................      (10,743)             1,197
                                                                  ---------          ---------
Income (loss) on discontinued operations......................    $ (10,560)         $   2,223
                                                                  =========          =========


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

Long-Term Debt

      Long-term debt consisted of the following:

                                                                             MARCH 31,        DECEMBER 31,
                                                                               2004              2003
                                                                           -------------     -------------
                                                                                    (IN THOUSANDS)
Senior secured term loan..........................................         $     196,508     $     197,000
Senior secured revolving credit facilities........................               254,000           288,000
9 3/8% Senior Notes due 2007......................................               175,000           175,000
10% Senior Notes due 2009.........................................               200,000           200,000
Drillship loans...................................................               172,562           182,674
Semisubmersible loans.............................................               234,837           260,558
2 1/2% Convertible Senior Notes due 2007..........................               300,000           300,000
3 1/4% Convertible Senior Notes due 2033..........................               300,000           300,000
Zero Coupon Convertible Senior Debentures Due 2021................                     4                 4
Zero Coupon Convertible Subordinated Debentures Due 2018..........                 1,111             1,098
Senior convertible notes payable..................................                85,853            85,853
Limited-recourse collateralized term loans........................                 1,894             3,649
                                                                           -------------      ------------
                                                                               1,921,769         1,993,836
Current portion of long-term debt.................................               190,088           188,737
                                                                           -------------      ------------
Long-term debt, net of current portion............................         $   1,731,681      $  1,805,099
                                                                           =============      ============

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

                           PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

4. INCOME TAXES


      The Company's consolidated effective income tax rate for continuing operations for the three months ended March 31, 2004 was 49.1% as compared to 23.2% for the corresponding period in 2003. The higher rate for 2004 is principally the result of an increase in expected taxable income for 2004 in high effective tax rate countries in Latin America, lower net income in foreign jurisdictions with low or zero effective tax rates and income taxes in "deemed profit jurisdictions" despite low or minimal earnings in such jurisdictions.



5. EARNINGS (LOSS) PER SHARE



      Basic income from continuing operations per share has been computed based on the weighted average number of shares of common stock outstanding during the applicable period. Diluted income from continuing operations per share has been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period, as if stock options, convertible debentures and other convertible debt were converted into common stock, after giving retroactive effect to the elimination of interest expense, net of income tax effect, applicable to the convertible debentures and other convertible debt.

                           PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


      The following table presents information to calculate basic and diluted income from continuing operations per share:



                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                      ----------------------
                                                         2004       2003
                                                      ----------  ----------
                                                      (RESTATED)  (RESTATED)
                                                         (IN THOUSANDS)

Income from continuing operations..................... $   4,660  $    2,681
Interest expense on convertible debentures and notes..        --          --
Income tax effect.....................................        --          --
                                                       ---------  ----------
Income from continuing operations - as adjusted....... $   4,660  $    2,681
                                                       =========  ==========

Weighted average shares outstanding...................   135,542     134,131
Convertible debentures and notes......................        --          --
Stock options.........................................     2,552         708
                                                       ---------  ----------
Adjusted weighted average shares outstanding..........   138,094     134,839
                                                       =========  ==========



      The calculation of diluted weighted average shares outstanding for the three months ended March 31, 2004 and 2003 excludes 36.2 million and 34.3 million common shares, respectively, issuable pursuant to convertible debt and outstanding options. These shares were excluded as their effect was anti-dilutive or the exercise price of stock options exceeded the average price of the Company's common stock for the period.


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

                           PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


      The cost of construction not funded under the MARAD-guaranteed notes is being provided by the joint venture company from equity contributions that have been made by the joint venture partners. In addition, the joint venture partners have provided equity contributions to finance all of the estimated $5.2 million of incremental costs associated with upgrading both rigs to a water depth capability of 1,700 meters from the original design of approximately 1,500 meters, of which the Company's 30% share is approximately $1.6 million. Through March 31, 2004, the Company's equity investments in the joint venture totaled $35.5 million, including capitalized interest of $7.6 million and the contributions of $1.6 million in connection with the water depth upgrades.


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



      Historically, the Company reported a technical services segment which included its fixed-fee rig construction business, consulting services provided to customers, managing special periodic surveys and shipyard work for the Company's fleet. Due to the discontinuance of the Company's fixed-fee rig construction business, this business was classified as discontinued operations. The revenues and costs for engineering and management consulting services provided to the Company's customers are now included as part of its corporate and other activities for reporting purposes. The costs associated with managing special periodic surveys and shipyard work for the Company's fleet are now reported in the operating segment managing the rig. As a result, the Company no longer reports construction operations as a separate technical services segment.

                           PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


      The following table sets forth selected consolidated financial information of the Company by reporting segment:



                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                   -----------------------
                                                     2004       2003 (1)
                                                   ----------  -----------
                                                   (RESTATED)  (RESTATED)
                                                       (IN THOUSANDS)
Revenues:
  Eastern Hemisphere.............................  $  142,971  $   142,150
  Western Hemisphere.............................     109,161       85,252
  U.S. Gulf of Mexico............................      27,020       18,242
  Latin America Land.............................      88,960       73,099
  E & P services.................................      34,224       24,637
  Corporate and other............................       1,339          920
                                                   ----------  -----------
      Total......................................  $  403,675  $   344,300
                                                   ==========  ===========
Earnings (loss) from operations:
  Eastern Hemisphere.............................  $   38,213  $    42,379
  Western Hemisphere.............................      22,020       26,662
  U.S. Gulf of Mexico............................      (4,527)     (14,857)
  Latin America Land.............................       1,443        3,297
  E & P services.................................       2,840        1,133
  Corporate and other............................      (8,427)     (11,288)
                                                   ----------  -----------
      Total......................................  $   51,562  $    47,326
                                                   ==========  ===========



(1) The consolidated financial information by reporting segment for the three months ended March 31, 2003, has been restated to reflect the Company's new reporting segments and to reflect the retroactive adoption of FIN No. 46R, "Consolidation of Variable Interest Entities."

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


8. RESTATEMENTS



      During 2004, the Company identified several matters that resulted in the restatement of amounts previously reported in the Company's financial statements for the years 1999 through 2003 in the Company's annual report on Form 10-K for the year ended December 31, 2004. In addition, certain disclosures in other notes to the consolidated financial statements have been restated to reflect the restatement adjustments. The matters consist of certain errors related primarily to transactions initially recorded in periods from 1999 to 2002, but affecting periods from 1999 through 2004. The errors relate to:



- Acquisition of Joint Venture Interest. In March 2001, the Company acquired the 73.6% interest that it did not already own in the joint venture that owned the Pride Carlos Walter and the Pride Brazil. At the time of the acquisition, the Company was negotiating to refinance the joint venture's debt; the refinancing was completed in November 2001. The Company recorded the acquired joint venture debt and the joint venture assets at the book value as recorded on the joint venture's books and records, as opposed to recording the assets and liabilities at their fair market value. In addition, when the joint venture debt was refinanced, certain costs associated with the retirement of the joint venture debt were inappropriately recorded as deferred financing costs of the new debt and amortized using a seven year life. As a result, interest expense was overstated by approximately $0.8 million for each of the three-month periods ended March 31, 2004 and 2003, and depreciation was understated by approximately $0.2 million for each of the three-month periods ended March 31, 2004 and 2003.



- Depreciation of Certain Rigs Constructed or Acquired in 1999. In 1999, the Company completed construction of its two deepwater drillships, the Pride Africa and Pride Angola. During 2004, the Company enhanced its balance sheet reconciliation process and identified certain costs in its intercompany accounts and construction-in-process accounts that related to the construction period, which should have been included in fixed assets and depreciated beginning in 1999. Also in 1999, the Company, through a 51.0% owned joint venture, acquired the Pride Cabinda in a transaction whereby the Company funded 45.0% percent of the purchase price and entered into a lease agreement for the unfunded portion of the purchase price. The Company depreciated 45.0% of the book value of the Pride Cabinda and recorded the finance charges associated with the lease agreement as operating costs rather than recording and depreciating the full cost of the rig. The result of these errors was to understate depreciation expense by $0.1 million per quarter, understate interest expense and overstate operating expenses by $0.2 million for the three months ended March 31, 2003, and overstate minority interest by $0.1 million per quarter.



- Rig Transfers. During 2004, the Company completed a review of depreciation expense and detected errors in the calculation of depreciation associated with rigs that were transferred between operating segments and had spent time in the shipyard before arriving at the new location. In each case, the Company had recorded an adjustment, after the rig re-entered service, to properly state the cumulative depreciation. These errors resulted in the overstatement of depreciation for the three months ended March 31, 2004 and 2003 of approximately $0.7 million and $0.4 million, respectively.



- Error in 2002 Tax Provision. During the fourth quarter of 2004, the Company received a tax assessment associated with a 2002 tax return and performed a review of the Company's provision for the item at issue with the tax authority. Based on this review, the Company determined that it had miscalculated the tax provision and related penalties and interest resulting in an understatement of tax expense for each of the three-month periods ended March 31, 2004 and 2003 by approximately $0.2 million.



- Adjustments to Certain Accounts Payable Accounts. During 2003, the Company completed the reconciliation of certain vendor accounts and determined that it had over-accrued certain invoices. The Company reversed this over-accrual in the fourth quarter of 2003 without considering the periods impacted by the over-accruals. The result of this error was to overstate operating expenses for the three months ended March 31, 2003 by $11,000.

                           PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


      The errors noted above, including the error in the 2002 tax provision, resulted in the understatement of the tax provision for the three months ended March 31, 2004 and 2003 of $0.4 million and $0.1 million, respectively.



      The determination to restate these financial statements was approved by the audit committee of the Company's board of directors upon the recommendation of the Company's senior management.



      The following summarizes the effect of the restatements for each period:



                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                         ---------------------
                                                            2004       2003
                                                         ----------  ---------
                                                             (IN THOUSANDS)

Acquisition of joint venture interest..................  $     (209) $    (207)
Depreciation of certain rigs constructed or acquired
   in 1999.............................................         (73)       158
Rig transfers..........................................         673        432
Adjustments to certain accounts payable accounts.......          --         11
                                                         ----------  ---------
Net adjustment to earnings from operations.............         391        394
Net adjustment to interest expense.....................         778        521
Net adjustment to tax provision........................        (396)       (83)
Net adjustment to minority interest....................          92         92
                                                         ----------  ---------
Net adjustment to income from continuing operations....  $      865  $     924
                                                         ==========  =========



      The following tables compare selected financial data as restated with the previously reported amounts for each period. The operating results, as reported, have been revised to include reclassifications of certain costs from general and administrative to operating costs (See Note 1), and the classification of the operations of the Company's fixed-fee construction line of business as discontinued operations (See Note 2).

SELECTED CONSOLIDATED STATEMENT OF OPERATIONS DATA:



                                                          THREE MONTHS ENDED MARCH 31,
                                              -----------------------------------------------------
                                                        2004                        2003
                                              -------------------------   -------------------------
                                              AS REPORTED   AS RESTATED   AS REPORTED   AS RESTATED
                                              -----------   -----------   -----------   -----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues....................................  $   403,675   $   403,675   $   344,300   $   344,300
Operating costs.............................      273,690       273,690       225,934       225,692
Depreciation and amortization...............       66,337        65,946        61,742        61,590
Earnings from operations....................       51,171        51,562        46,932        47,326
Interest expense............................      (30,587)      (29,809)      (34,379)      (33,858)
Income from continuing operations before
  income taxes and minority interest........       19,464        20,633         9,306        10,221
Income tax provision........................        9,732        10,128         2,288         2,371
Minority interest...........................        5,937         5,845         5,261         5,169
Income from continuing operations...........        3,795         4,660         1,757         2,681
Income (loss) on discontinued operations....      (10,560)      (10,560)        2,223         2,223
Net earnings (loss).........................       (6,765)       (5,900)        3,980         4,904
Earnings (loss) per share:
  Basic
    Income from continuing operations.......  $      0.03   $      0.03   $      0.01   $      0.02
    Discontinued operations.................        (0.08)        (0.08)         0.02          0.02
    Net earnings (loss).....................        (0.05)        (0.05)         0.03          0.04
  Diluted
    Income from continuing operations.......  $      0.03   $      0.03   $      0.01   $      0.02
    Discontinued operations.................        (0.08)        (0.07)         0.02          0.02
    Net earnings (loss).....................        (0.05)        (0.04)         0.03          0.04



SELECTED CONSOLIDATED BALANCE SHEET DATA:



                                                   MARCH 31, 2004            DECEMBER 31, 2003
                                              -------------------------   -------------------------
                                              AS REPORTED   AS RESTATED   AS REPORTED   AS RESTATED
                                              -----------   -----------   -----------   -----------
                                                   (IN THOUSANDS)              (IN THOUSANDS)
Total current assets........................  $   700,109   $   695,933   $   726,924   $   722,831
Property and equipment, net.................    3,408,199     3,425,559     3,446,331     3,463,300
Other assets, net...........................       96,087        82,737       102,177        87,966
Total assets................................    4,308,817     4,308,651     4,378,430     4,377,095
Accrued expenses............................      268,078       267,173       261,055       260,150
Other long-term liabilities.................       48,365        50,914        54,423        56,811
Deferred income taxes.......................       44,891        45,208        59,378        59,460
Minority interest...........................      108,906       106,838       102,969       100,993
Retained earnings...........................      438,116       438,057       444,881       443,957
Total liabilities and stockholders' equity..    4,308,817     4,308,651     4,378,430     4,377,095

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


      To the Stockholders and Board of Directors of Pride International, Inc.:

      We have reviewed the accompanying consolidated balance sheet of Pride International, Inc. as of March 31, 2004, and the related consolidated statement of operations and consolidated statement of cash flows for each of the three -month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.


      We conducted our review in accordance with standards of the Public
Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.


      Based on our review we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.


      We have previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, of stockholders' equity, and of cash flows for the year then ended (not presented herein) and in our report dated March 25, 2005 (which contains an explanatory paragraph stating that the Company has restated its 2003 and 2002 consolidated financial statements), we expressed an unqualified opinion on those consolidated financial statements in a report that also included an explanatory paragraph referring to a change in accounting principle for variable interest entities. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



      As discussed in Note 8, the Company restated its consolidated interim financial statements as of March 31, 2004 and for each of the three-month periods ended March 31, 2004 and 2003.


                           PricewaterhouseCoopers LLP


Houston, Texas
May 10, 2004, except for the matters discussed in Note 2
              and Note 8, as to which the date is March 25, 2005

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


RESTATEMENT



      We restated our consolidated financial information for 2003, 2002, 2001 and 2000 in our annual report on Form 10-K for the year ended December 31, 2004 to correct certain errors related primarily to transactions initially recorded in periods from 1999 to 2002, but affecting periods from 1999 through 2004. The errors relate to adjustments to the 2001 acquisition of the interest we did not own in the Pride Carlos Walter and Pride Brazil and the calculation of charges associated with the subsequent refinancing of the debt; under- and over-depreciation of certain rigs constructed or acquired in 1999; depreciation related to rig transfers; the recording of the foreign exchange calculation of the inventory valuation in Colombia in 1999; an error in a tax provision in 2002; a net gain reported in 2000 resulting from a casualty loss in 1999; and adjustments related to the reconciliation of certain accounts payable and the reclassification of certain finance charges. The cumulative effect of the errors resulted in an increase in income from continuing operations for each of the three-month periods ended March 31, 2004 and 2003 of approximately $0.9 million. Please read note 8 of the notes to our unaudited consolidated financial statements for more information related to the restatement.



RECLASSIFICATION AND DISCONTINUED OPERATIONS



      The operating results also include the reclassification of certain costs from general and administrative to operating costs. We have also reclassified the results of our former Technical Services segment by classifying (a) our fixed fee rig construction business as discontinued operations and (b) the remaining revenues and costs for Technical Services activities to our corporate and other segment. Please read notes 1 and 2 of the notes to our unaudited consolidated financial statements for more information related to the reclassifications.


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


      In April 2004, we completed a refinancing of our drillship loan facilities through our consolidated joint venture company that owns our ultradeepwater drillships the Pride Africa and the Pride Angola. The new drillship credit facility provides for a total credit commitment of $301.4 million, of which a $278.9 million term loan was funded at closing. The remaining $22.5 million commitment of the drillship credit facility is available for borrowing until July 2009. Funds at closing, together with $15.4 million of previously restricted cash, were used to (i) refinance the outstanding principal balance on the prior drillship loans of $172.6 million, (ii) repay $103.6 million of loans due from the joint venture company to us, (iii) repay $10.0 million of indebtedness of the joint venture company to the joint venture partner, and (iv) pay loan transaction costs of $3.1 million. The funds paid to us were used to reduce our other outstanding debt and improve liquidity.


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


      We are performing these deepwater platform rig construction projects under lump sum contracts with our customers. In pricing these contracts, we attempted to accurately estimate our cost to perform the work, including the cost of labor, material and services. Despite these efforts, however, the revenue, cost and gross profit or loss we now expect to realize on these lump-sum contracts vary from the originally estimated amounts. We have experienced cost overruns on these contracts that have adversely impacted our financial results. Currently unforeseen events may result in further cost overruns to complete these projects, which could be material and which would require us to record additional loss provisions in future periods. Such events could include variations in labor and equipment productivity over the remaining term of the contract, unanticipated cost increases, engineering changes, shipyard or systems problems, project management issues, shortages of equipment, materials or skilled labor, unscheduled delays in the delivery of ordered materials and equipment, work stoppages, shipyard unavailability or delays.


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



      Historically, we reported a technical services segment which included our fixed-fee rig construction business, consulting services provided to customers, managing special periodic surveys and shipyard work for our fleet. Due to the discontinuance of our fixed-fee rig construction business, this business was classified as discontinued operations. The revenues and costs for engineering and management consulting services provided to our customers are now included as part of our corporate and other activities for reporting purposes. The costs associated with managing special periodic surveys and shipyard work for our fleet are now reported in the operating segment managing the rig. As a result, we no longer report construction operations as a separate technical services segment.



      For the three months ended March 31, 2004, we had a loss on discontinued operations of $10.6 million compared to income from discontinued operations of $2.2 million for the three months ended March 31, 2003. Sales revenue for the three-month periods ended March 31, 2004 and 2003 was $29.9 million and $51.1 million, respectively.


      Please read "-- Liquidity and Capital Resources" in this Item 2.

RESULTS OF OPERATIONS


      The following table sets forth selected consolidated financial information by reporting segment for the periods indicated.



                                         THREE MONTHS ENDED
                                              MARCH 31,
                                       ----------------------
                                          2004      2003 (1)
                                       ----------  ----------
                                       (RESTATED)  (RESTATED)
                                           (IN THOUSANDS)
Revenues:
  Eastern Hemisphere................   $  142,971  $  142,150
  Western Hemisphere................      109,161      85,252
  U.S. Gulf of Mexico...............       27,020      18,242
  Latin America Land................       88,960      73,099
  E & P services....................       34,224      24,637
  Corporate and other...............        1,339         920
                                       ----------  ----------
      Total.........................   $  403,675  $  344,300
                                       ==========  ==========
Earnings (loss) from operations:
  Eastern Hemisphere................   $   38,213  $   42,379
  Western Hemisphere................       22,020      26,662
  U.S. Gulf of Mexico...............       (4,527)    (14,857)
  Latin America Land................        1,443       3,297
  E & P services....................        2,840       1,133
  Corporate and other...............       (8,427)    (11,288)
                                       ----------  ----------
      Total.........................   $   51,562  $   47,326
                                       ==========  ==========



(1) The consolidated financial information by reporting segment for the three months ended March 31, 2003 has been restated to reflect our new reporting segments and to reflect the retroactive adoption of FIN No. 46R, "Consolidation of Variable Interest Entities."


Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003


      Revenues. Revenues for the three months ended March 31, 2004 were $59.4 million, or 17.2%, higher than in the corresponding period in 2003, due primarily to increased activity for our offshore rigs in Mexico, an increase in day rates and activity in the U.S. Gulf of Mexico and an increase in land drilling and E&P services activity in Argentina and Venezuela.



      Operating Costs. Operating costs for the three months ended March 31, 2004 were $ 48.0 million, or 21.3%, higher than in the corresponding period in 2003 due primarily to increased costs associated with rigs that operated in Mexico and Latin America during 2004 that were stacked or being upgraded during 2003. Additionally, operating costs increased due to the effect that a weakening of the U.S. dollar compared with the Argentine peso and the euro had on expenses denominated in those foreign currencies.



      Depreciation and Amortization. Depreciation expense for the three months ended March 31, 2004, was $ 4.4 million, or 7.1%, higher than in the three months ended March 31, 2003, due principally to incremental depreciation on upgrades for rigs relocated to Mexico and to other rig refurbishments and upgrades.



      General and Administrative. General and administrative expenses increased by $ 3.0 million, or 30.8%, in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, due primarily to increased overhead related to higher activity in Argentina and Venezuela, the impact of the decline in the value of the U.S. dollar relative to the Argentine peso and the euro on certain expenses denominated in those currencies and higher professional fees, insurance and staffing costs.

      Other Income (Expense). Other expense for the three months ended March 31, 2004 decreased by $ 6.2 million, or 16.6%, as compared to the corresponding period in 2003. Interest expense decreased by $ 4.0 million due principally to a reduction in the weighted average interest rate of our debt as a result of recent debt refinancings. Other expense, net in the quarter ended March 31, 2004 consisted mostly of net foreign exchange losses, primarily in Venezuela. Other expense, net in the corresponding period in 2003 principally consisted of net foreign exchange losses on our euro and Venezuelan bolivar denominated net monetary assets.



      Income Tax Provision. Our consolidated effective income tax rate for the three months ended March 31, 2004 was 49.1% as compared to 23.2% for the corresponding period in 2003. The higher rate for 2004 is principally the result of an increase in expected taxable income for 2004 in high effective tax rate countries in Latin America, lower net income in foreign jurisdictions with low or zero effective tax rates and income taxes in deemed profit jurisdictions despite low or minimal earnings in such jurisdictions.



      Minority Interest. Minority interest in the three months ended March 31, 2004 increased $0.7 million, or 13.1%, as compared to the three months ended March 31, 2003, primarily due to the commencement of operations of the Kizomba A deepwater platform rig. That rig is being operated by our Angolan joint venture in West Africa in which we have a 51% interest.


LIQUIDITY AND CAPITAL RESOURCES


      We had net working capital of $ 27.2 million and $ 79.9 million as of March 31, 2004 and December 31, 2003, respectively. The decrease in net working capital was attributable primarily to the use of cash to repay debt and to net cash outlays on rig construction projects during the quarter ended March 31, 2004 of approximately $43 million.


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


      The cost of construction not funded under the MARAD-guaranteed notes is being provided by the joint venture company from equity contributions that have been made by the joint venture partners. In addition, the joint venture partners have provided equity contributions to finance all of the estimated $5.2 million of incremental costs associated with upgrading both rigs to a water depth capability of 1,700 meters from the original design of approximately 1,500 meters, of which our 30% share is approximately $1.6 million. Through March 31, 2004, our equity investments in the joint venture totaled $35.5 million, including capitalized interest of $7.6 million and the contributions of $1.6 million in connection with the water depth upgrades.


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


      In addition to the matters described in this "-- Liquidity and Capital Resources" section, please read "-- Segment Review" for additional matters that may have a material impact on our liquidity.

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


ITEM 4. CONTROLS AND PROCEDURES



      In connection with the original filing of our quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2004. In the course of this evaluation, management considered certain internal control areas in which we made changes to improve and enhance controls. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of March 31, 2004, our disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.



      Subsequent to that evaluation, management assessed the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2004 as more fully described in Item 9A of our annual report on Form 10-K for the year ended December 31, 2004. Based on that assessment, management identified a material weakness in our internal controls. We did not maintain effective controls over the communication among operating, functional and accounting departments of financial and other business information that is important to the period-end financial reporting process, including the specifics of non-routine and non-systematic transactions. Contributing factors included the large number of manual processes utilized during the period-end financial reporting process and an insufficient number of accounting and finance personnel to, in a timely manner, (1) implement extensive structural and procedural system and process initiatives during 2004, (2) perform the necessary manual processes and (3) analyze non-routine and non-systematic transactions. As a result of the material weakness, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that (1) our disclosure controls and procedures were not effective, as of December 31, 2004, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) we did not maintain effective internal control over financial reporting as of December 31, 2004 based on criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.



      In light of our decision to restate our financial statements and the identification of a material weakness, we carried out a further evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2004. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that, as a result of the material weakness, our disclosure controls and procedures were not effective, as of March 31, 2004, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

      As disclosed in our annual report on Form 10-K for the year ended December 31, 2003, we made significant changes in our internal control over financial reporting in 2003 and through the date of that report. In addition to those changes, we appointed a new Vice President of Engineering and Technical Services in March 2004. There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits*


+10.1 Employment/Non-Competition/Confidentiality Agreement dated March 23, 2004 between Pride and W. Gregory Looser.



+10.2 Employment/Non-Competition/Confidentiality Agreement dated March 15, 2004 between Pride and Imran Toufeeq.



12       Computation of Ratio of Earnings to Fixed Charges (Restated).



15       Accountant's Awareness Letter.



31.1 Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.



31.2 Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.



32 Certification of the Chief Executive Officer and the Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


-------------

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


+        Previously filed.


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

                                               PRIDE INTERNATIONAL, INC.


                                               By: /s/ Douglas G. Smith
                                                   -----------------------
                                                   DOUGLAS G. SMITH
                                               VICE PRESIDENT, CONTROLLER
                                               AND CHIEF ACCOUNTING OFFICER



Date: May 3, 2005

                                INDEX TO EXHIBITS


+10.1 Employment/Non-Competition/Confidentiality Agreement dated March 23, 2004 between Pride and W. Gregory Looser.



+10.2 Employment/Non-Competition/Confidentiality Agreement dated March 15, 2004 between Pride and Imran Toufeeq.



12       Computation of Ratio of Earnings to Fixed Charges (Restated).



15       Accountant's Awareness Letter.



31.1 Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.



31.2 Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.



32 Certification of the Chief Executive Officer and the Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



---------------
+ Previously filed.