Form 10-Q/A
period 2004-06-30
PRIDE INTERNATIONAL INC
filed 2005-05-03
CIK 833081

================================================================================

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

                            PRIDE INTERNATIONAL, INC.

                                      INDEX


                                                                                                  PAGE NO.
                                                                                                  --------
RESTATEMENT ...................................................................................       2

PART I.     FINANCIAL INFORMATION

    Item 1. Financial Statements

         Consolidated Balance Sheet as of June 30, 2004 and December 31, 2003 (Restated).......       3
         Consolidated Statement of Operations for the three months ended June 30, 2004
            and 2003 (Restated)................................................................       4
         Consolidated Statement of Operations for the six months ended June 30, 2004
            and 2003 (Restated)................................................................       5
         Consolidated Statement of Cash Flows for the six months ended June 30, 2004
            and 2003 (Restated)................................................................       6
         Notes to Unaudited Consolidated Financial Statements..................................       7
         Report of Independent Registered Public Accounting Firm...............................      20

    Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations...........................................................      21

    Item 4. Controls and Procedures............................................................      33

PART II. OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K...................................................      34

SIGNATURES    .................................................................................      35

                                   RESTATEMENT



      We hereby amend the following items of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 as originally filed with the Securities and Exchange Commission on August 9, 2004: "Financial Statements" in Item 1 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I, "Controls and Procedures" in Item 4 of Part I and "Exhibits and Reports on Form 8-K" in Item 6 of Part II.



      This Form 10-Q/A is being filed to include restated consolidated financial statements and related disclosures as of June 30, 2004 and for the three months and six months ended June 30, 2004 and 2003.



      We restated our consolidated financial information for 2003, 2002, 2001 and 2000 in our annual report on Form 10-K for the year ended December 31, 2004 to correct certain errors related primarily to transactions initially recorded in periods from 1999 to 2002, but affecting periods from 1999 through 2004. The errors relate to adjustments to the 2001 acquisition of the interest we did not own in the Pride Carlos Walter and Pride Brazil and the calculation of charges associated with the subsequent refinancing of the debt; under- and over-depreciation of certain rigs constructed or acquired in 1999; depreciation related to rig transfers; the recording of the foreign exchange calculation of the inventory valuation in Colombia in 1999; an error in a tax provision in 2002; a net gain reported in 2000 resulting from a casualty loss in 1999; and adjustments related to the reconciliation of certain accounts payable and the reclassification of certain finance charges. The cumulative effect of the errors resulted in an increase in income from continuing operations for the three-month period ended June 30, 2004 of approximately $0.5 million, a decrease in income from continuing operations for the three-month period ended June 30, 2003 of approximately $0.9 million, and an increase in income from continuing operations for the six-month periods ended June 30, 2004 and 2003 of approximately $1.3 million and $21,000, respectively. Please read note 12 of the notes to our unaudited consolidated financial statements for more information related to the restatement.



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



      For purposes of this Form 10-Q/A and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the quarterly report on Form 10-Q as originally filed on August 9, 2004 that was affected by the restatement has been amended and restated in its entirety. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q to reflect events occurring after the original filing date, except as required to reflect the effects of the restatement. In particular, and without limitation, we have provided certain forward-looking information in this Form 10-Q/A. This information has not been revised from the information provided in the originally filed quarterly report on Form 10-Q because it was not affected by the restatement.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PRIDE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT PAR VALUES)
                                   (UNAUDITED)


                                                                           JUNE 30,       DECEMBER 31,
                                                                             2004             2003
                                                                        -------------     ------------
                                                                          (RESTATED)       (RESTATED)
                               ASSETS
CURRENT ASSETS
  Cash and cash equivalents..........................................   $      44,422     $     69,134
  Restricted cash....................................................          47,801           38,840
  Trade receivables, net.............................................         404,718          371,510
  Parts and supplies, net............................................          67,720           72,263
  Other current assets...............................................         180,442          171,084
                                                                        -------------     ------------
       Total current assets..........................................         745,103          722,831
                                                                        -------------     ------------
PROPERTY AND EQUIPMENT, net..........................................       3,405,813        3,463,300
                                                                        -------------     ------------
OTHER ASSETS
  Investments in and advances to affiliates..........................          36,235           33,984
  Goodwill...........................................................          68,651           69,014
  Other assets.......................................................          72,095           87,966
                                                                        -------------     ------------
       Total other assets............................................         176,981          190,964
                                                                        -------------     ------------
                                                                        $   4,327,897     $  4,377,095
                                                                        =============     ============
                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable...................................................   $     133,823     $    163,707
  Accrued expenses...................................................         263,293          260,150
  Short-term borrowings..............................................          21,799           27,555
  Current portion of long-term debt..................................         170,752          188,737
  Current portion of long-term lease obligations.....................          11,012            2,749
                                                                        -------------     ------------
       Total current liabilities.....................................         600,679          642,898
                                                                        -------------     ------------
OTHER LONG-TERM LIABILITIES..........................................          39,949           56,811
LONG-TERM DEBT, net of current portion...............................       1,824,964        1,805,099
LONG-TERM LEASE OBLIGATIONS, net of current portion..................             380            9,979
DEFERRED INCOME TAXES................................................          58,097           59,460
MINORITY INTEREST....................................................         101,316          100,993
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 50,000 shares authorized;
     none issued.....................................................              --               --
  Common stock, $.01 par value; 400,000 shares authorized;
     136,156 and 135,769 shares issued; 135,786 and 135,400
     shares outstanding..............................................           1,363            1,358
  Paid-in capital....................................................       1,268,940        1,261,073
  Treasury stock, at cost............................................          (4,409)          (4,409)
  Accumulated other comprehensive loss...............................          (1,872)            (124)
  Deferred compensation..............................................          (2,543)              --
  Retained earnings..................................................         441,033          443,957
                                                                        -------------     ------------
       Total stockholders' equity....................................       1,702,512        1,701,855
                                                                        -------------     ------------
                                                                        $   4,327,897     $  4,377,095
                                                                        =============     ============


   The accompanying notes are an integral part of the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                      THREE MONTHS ENDED
                                                                                            JUNE 30,
                                                                                    -----------------------
                                                                                       2004         2003
                                                                                    ----------   ----------
                                                                                    (RESTATED)   (RESTATED)
REVENUES........................................................................    $  424,028   $  383,438
OPERATING COSTS, excluding depreciation and amortization........................       277,200      251,118
DEPRECIATION AND AMORTIZATION...................................................        66,449       61,855
GENERAL AND ADMINISTRATIVE, excluding depreciation and amortization.............        20,392       12,903
(GAIN) LOSS ON SALE OF ASSETS, net..............................................          (243)         392
                                                                                    ----------   ----------

EARNINGS FROM OPERATIONS........................................................        60,230       57,170

OTHER INCOME (EXPENSE)
     Interest expense...........................................................       (29,124)     (34,016)
     Refinancing charges........................................................            --           70
     Interest income............................................................           780          819
     Other expense, net.........................................................           483        5,286
                                                                                    ----------   ----------
         Total other expense, net...............................................       (27,861)     (27,841)
                                                                                    ----------   ----------
INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES AND MINORITY INTEREST..................................        32,369       29,329
INCOME TAX PROVISION............................................................        19,648       13,848
MINORITY INTEREST...............................................................         4,478        4,074
                                                                                    ----------   ----------
INCOME FROM CONTINUING OPERATIONS...............................................         8,243       11,407
LOSS ON DISCONTINUED OPERATIONS.................................................        (5,267)     (30,483)
                                                                                    ----------   ----------

NET EARNINGS (LOSS).............................................................    $    2,976   $  (19,076)
                                                                                    ==========   ==========
EARNINGS (LOSS) PER SHARE
         Basic
              Income from continuing operations.................................    $     0.06   $     0.09
              Discontinued operations...........................................         (0.04)       (0.23)
                                                                                    ----------   ----------
              Net earnings......................................................    $     0.02   $    (0.14)
                                                                                    ==========   ==========
         Diluted
              Income from continuing operations.................................    $     0.06   $     0.08
              Discontinued operations...........................................         (0.04)       (0.20)
                                                                                    ----------   ----------
              Net earnings......................................................    $     0.02   $    (0.12)
                                                                                    ==========   ==========
SHARES USED IN PER SHARE CALCULATIONS
         Basic..................................................................       135,681      134,246
         Diluted................................................................       137,435      154,834


   The accompanying notes are an integral part of the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                           SIX MONTHS ENDED JUNE 30,
                                                                              2004           2003
                                                                           ----------     ----------
                                                                           (RESTATED)     (RESTATED)
REVENUES...............................................................    $  827,703     $  727,738
OPERATING COSTS, excluding depreciation and amortization...............       550,890        476,810
DEPRECIATION AND AMORTIZATION..........................................       132,395        123,445
GENERAL AND ADMINISTRATIVE, excluding depreciation and amortization....        32,990         22,533
(GAIN) LOSS ON SALE OF ASSETS, net.....................................          (364)           454
                                                                           ----------     ----------

EARNINGS FROM OPERATIONS...............................................       111,792        104,496

OTHER INCOME (EXPENSE)
     Interest expense..................................................       (58,933)       (67,874)
     Refinancing charges...............................................            --           (229)
     Interest income...................................................         1,087          1,073
     Other expense, net................................................          (944)         2,085
                                                                           ----------     ----------
          Total other expense, net.....................................       (58,790)       (64,945)
                                                                           ----------     ----------

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES AND MINORITY INTEREST.........................        53,002         39,551
INCOME TAX PROVISION ..................................................        29,776         16,219
MINORITY INTEREST......................................................        10,323          9,243
                                                                           ----------     ----------
INCOME FROM CONTINUING OPERATIONS......................................        12,903         14,089
LOSS ON DISCONTINUED OPERATIONS........................................       (15,827)       (28,260)
                                                                           ----------     ----------

NET LOSS...............................................................    $   (2,924)    $  (14,171)
                                                                           ==========     ==========

EARNINGS (LOSS) PER SHARE
     Basic
          Income from continuing operations............................    $     0.10     $     0.10
          Discontinued operations......................................         (0.12)         (0.21)
                                                                           ----------     ----------
          Net earnings.................................................    $    (0.02)    $    (0.11)
                                                                           ==========     ==========

     Diluted
          Income from continuing operations............................    $     0.09     $     0.10
          Discontinued operations......................................         (0.11)         (0.19)
                                                                           ----------     ----------
          Net earnings.................................................    $    (0.02)    $    (0.09)
                                                                           ==========     ==========
SHARES USED IN PER SHARE CALCULATIONS
     Basic.............................................................       135,611        134,189
     Diluted...........................................................       137,782        147,422


   The accompanying notes are an integral part of the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                          ----------------------------
                                                                                              2004           2003
                                                                                          ------------   -------------
                                                                                           (RESTATED)      (RESTATED)
OPERATING ACTIVITIES
     Net loss...........................................................................  $     (2,924)  $     (14,171)
     Adjustments to reconcile net earnings (loss) to net cash provided by (used in)
         operating activities  -
         Depreciation and amortization..................................................       132,395         123,445
         Discount amortization on zero coupon convertible debentures....................            27           1,782
         Amortization of deferred loan costs............................................         3,787           3,434
         (Gain) loss on sale of assets..................................................          (364)            454
         Deferred income taxes .........................................................          (406)        (25,447)
         Minority interest..............................................................        10,323           9,243
         Changes in assets and liabilities
              Trade receivables.........................................................       (33,208)        (55,293)
              Parts and supplies........................................................         4,543         (16,570)
              Other current assets......................................................        (9,926)        (93,598)
              Other assets..............................................................        15,669          52,981
              Accounts payable..........................................................       (31,718)        (34,818)
              Accrued expenses..........................................................         2,179          44,507
              Other liabilities.........................................................       (16,120)        (25,713)
                                                                                          ------------   -------------
                  Net cash provided by (used in) operating activities...................        74,257         (29,764)
                                                                                          ------------   -------------

INVESTING ACTIVITIES
     Purchases of property and equipment................................................       (74,349)        (93,897)
     Proceeds from dispositions of property and equipment...............................         1,283             315
     Investments in and advances to affiliates..........................................        (2,251)           (956)
                                                                                          ------------   -------------
                  Net cash used in investing activities.................................       (75,317)        (94,538)
                                                                                          ------------   -------------

FINANCING ACTIVITIES
     Proceeds from issuance of common stock.............................................         1,537          16,265
     Proceeds from exercise of stock options............................................         2,751             961
     Proceeds from debt borrowings......................................................       273,047         748,926
     Repayments of borrowings...........................................................      (278,947)       (702,816)
     Repayment of joint venture partner debt............................................       (10,000)             --
     Debt finance costs.................................................................        (3,079)         (4,885)
     Change in restricted cash..........................................................        (8,961)            539
                                                                                          ------------   -------------
                  Net cash provided by (used in) financing activities...................       (23,652)         58,990
                                                                                          -------------  -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS...............................................       (24,712)        (65,312)
CASH AND CASH EQUIVALENTS, beginning of period..........................................        69,134         133,986
                                                                                          ------------   -------------

CASH AND CASH EQUIVALENTS, end of period................................................  $     44,422   $      68,674
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


      PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has performed a review of the unaudited consolidated financial statements included herein in accordance with the standards of the Public Company Accounting Oversight Board (United States). Pursuant to Rule 436(c) under the Securities Act of 1933, the report of PricewaterhouseCoopers LLP, included herein, should not be considered a part of any registration statement prepared or certified within the meanings of Sections 7 and 11 of the Securities Act, and the liability provisions of Section 11 of the Securities Act do not apply to such report.


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


                                                                THREE MONTHS          SIX MONTHS
                                                                   ENDED                ENDED
                                                               JUNE 30, 2003        JUNE 30, 2003
                                                               -------------        -------------
                                                                 (RESTATED)           (RESTATED)
                                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                                           AMOUNTS)
Net loss --  as reported....................................   $     (19,314)       $     (14,641)
Add:
  Lease rental expenses included in reported net earnings...           3,177                6,353
Deduct:
  Depreciation expense......................................            (946)              (1,891)
  Interest expense..........................................          (1,993)              (3,992)
                                                               -------------        -------------
Net loss -- as adjusted.....................................   $     (19,076)       $     (14,171)
                                                               =============        =============

NET LOSS PER SHARE:
Basic -- as reported........................................   $       (0.14)       $       (0.11)
Basic -- as adjusted........................................   $       (0.14)       $       (0.11)
Diluted -- as reported......................................   $       (0.12)       $       (0.09)
Diluted -- as adjusted......................................   $       (0.12)       $       (0.09)

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income

      Comprehensive income is the change in the Company's equity from all transactions except those resulting from investments by or distributions to owners. Comprehensive income (loss) was as follows:


                                                     THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                        2004             2003          2004           2003
                                                     ----------       ----------    ----------     ----------
                                                     (RESTATED)       (RESTATED)    (RESTATED)     (RESTATED)
                                                                           (IN THOUSANDS)
Net earnings (loss)..............................    $    2,976       $  (19,076)   $   (2,924)    $ (14,171)
Foreign currency translation gain (loss), net....          (866)           3,261        (1,748)        4,326
                                                     ----------       ----------    ----------     ---------
Comprehensive income (loss)......................    $    2,110       $  (15,815)   $   (4,672)    $  (9,845)
                                                     ==========       ==========    ==========     =========


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

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                      JUNE 30,                  JUNE 30,
                                                               -----------------------   -----------------------
                                                                  2004         2003         2004         2003
                                                               ----------   ----------   ----------   ----------
                                                               (RESTATED)   (RESTATED)   (RESTATED)   (RESTATED)
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net earnings (loss), as reported............................   $    2,976   $  (19,076)  $   (2,924)  $  (14,171)
Add: Stock-based compensation included in reported net
  earnings (loss), net of tax...............................           --           --           --           --
Deduct: Stock-based employee compensation expense
  determined under the fair value method, net of tax........       (3,450)      (3,960)      (6,623)      (6,952)
                                                               ----------   ----------   ----------   ----------
Pro forma net earnings (loss)...............................   $     (474)  $  (23,036)  $   (9,547)  $  (21,123)
                                                               ==========   ==========   ==========   ==========

Net earnings (loss) per share:
  Basic -- as reported......................................   $     0.02   $    (0.14)  $    (0.02)  $    (0.11)
  Basic -- pro forma........................................   $     0.00   $    (0.17)  $    (0.07)  $    (0.16)
  Diluted -- as reported....................................   $     0.02   $    (0.12)  $    (0.02)  $    (0.09)
  Diluted -- pro forma......................................   $     0.00   $    (0.17)  $    (0.07)  $    (0.16)


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

Reclassifications


      In 2004, the Company reclassified certain costs such as engineering, procurement, safety and field offices from general and administrative to operating costs. The Company has reclassified prior periods to conform to this presentation. For the three-month and six-month periods ended June 30, 2004 and 2003, costs of approximately $15.8 million, $17.1 million, $30.7 million and $31.2 million, respectively, were reclassified from general and administrative to operating costs. Certain other reclassifications have been made to prior periods to conform to the current period presentation.



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

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

or skilled labor, weather delays, unscheduled delays in the delivery of ordered materials and equipment, work stoppages, shipyard unavailability or other delays.


      For the three-month and six-month periods ended June 30, 2004, the Company recorded loss provisions of $10.5 million and $31.8 million, respectively, relating to the construction of the rigs. The 2004 loss provisions principally consisted of additional provisions for higher commissioning costs for the rigs, the costs of settling certain commercial disputes and renegotiations of commercial terms with shipyards, equipment vendors and other sub-contractors, completion issues at the shipyard constructing the final two rigs and revised estimates for other cost items. For the three-month and six-month periods ended June 30, 2004 and 2003, the Company recorded loss provisions of $46.9 million and $43.5 million, respectively, related to the rig construction projects. As of June 30, 2004, the cumulative losses recorded on the projects were $130.2 million.



      During the fourth quarter of 2004, the Company discontinued this business and does not currently intend to enter into additional business of this nature. Accordingly, the Company has reclassified its fixed-fee rig construction business in all prior periods as discontinued operations on the Company's consolidated statement of operations.



      The operating results of the discontinued fixed-fee construction business were as follows:



                                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                      JUNE 30,                JUNE 30,
                                                               ----------------------   ----------------------
                                                                  2004        2003         2004       2003
                                                               ----------  ----------   ----------  ----------
                                                                             (IN THOUSANDS)
Sales revenue...............................................   $  22,330   $  25,177    $  52,220   $  76,298
Operating costs.............................................      32,840      72,075       84,033     119,776
                                                               ---------   ---------    ---------   ---------
Loss from discontinued fixed-fee construction operations....     (10,510)    (46,898)     (31,813)    (43,478)
Income tax benefit..........................................      (5,243)    (16,415)     (15,986)    (15,218)
                                                               ---------   ---------    ---------   ---------
Loss on discontinued operations.............................   $  (5,267)  $ (30,483)   $ (15,827)  $ (28,260)
                                                               =========   =========    =========   =========


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

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Debt

      Long-term debt consisted of the following:

                                                                         JUNE 30,     DECEMBER 31,
                                                                           2004          2003
                                                                      -------------  -------------
                                                                           (IN THOUSANDS)
Senior secured term loan..........................................    $     196,015  $     197,000
Senior secured revolving credit facilities........................          235,000        288,000
9 3/8% Senior Notes due 2007......................................          175,000        175,000
10% Senior Notes due 2009.........................................          200,000        200,000
2 1/2% Convertible Senior Notes Due 2007..........................          300,000        300,000
3 1/4% Convertible Senior Notes Due 2033..........................          300,000        300,000
Zero Coupon Convertible Senior Debentures Due 2021................               --              4
Zero Coupon Convertible Subordinated Debentures Due 2018..........            1,124          1,098
Senior convertible notes due 2004.................................           74,279         85,853
Drillship loans...................................................          278,885        182,674
Semisubmersible loans due 2004 to 2008............................          235,413        260,558
Limited-recourse collateralized term loans........................               --          3,649
                                                                      -------------  -------------
                                                                          1,995,716      1,993,836
Current portion of long-term debt.................................          170,752        188,737
                                                                      -------------  -------------
Long-term debt, net of current portion............................    $   1,824,964  $   1,805,099
                                                                      =============  =============

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

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     As of June 30, 2004, $47.8 million of the Company's cash balances, which amount is included in restricted cash, consists of funds held in trust in connection with the Company's drillship and semisubmersible loans and, accordingly, is not available for use by the Company.

4. INCOME TAXES


      The Company's consolidated effective income tax rate for continuing operations for the three months ended June 30, 2004 was 60.7% as compared to 47.2% for the corresponding period in 2003. The higher rate for the three months ended June 30, 2004 is principally the result of an increase in expected taxable income for 2004 in high effective tax rate countries in Latin America and lower net income in foreign jurisdictions with low or zero effective tax rates.



      For the six months ended June 30, 2004, the consolidated effective income tax rate for continuing operations was 56.2% as compared to 41.0% for the same period in 2003. The higher rate for the six months ended June 30, 2004 is a result of the factors discussed above for the three months ended June 30, 2004.



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



      The following table presents information to calculate basic and diluted income from continuing operations per share:



                                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                       JUNE  30,                    JUNE 30,
                                                                  2004         2003            2004           2003
                                                                  ----         ----            ----           ----
                                                               (RESTATED)    (RESTATED)    (RESTATED)      (RESTATED)
                                                                                (IN THOUSANDS)
Income from continuing operations.......................     $      8,243    $   11,407    $   12,903      $   14,089
Interest expense on convertible notes ..................                -         2,299             -           1,773
Income tax effect ......................................                -          (805)            -            (621)
                                                             ------------    ----------    ----------      ----------
Income from continuing operations - as adjusted.........     $      8,243    $   12,901    $   12,903      $   15,241
                                                             ============    ==========    ==========      ==========

Weighted average shares outstanding ....................          135,681       134,246       135,611         134,189
Convertible debentures and notes .......................                -        18,171             -          11,671
Stock options ..........................................            1,754         2,417         2,171           1,562
                                                             ------------    ----------    ----------      ----------
Adjusted weighted average shares outstanding ...........          137,435       154,834       137,782         147,422
                                                             ============    ==========    ==========      ==========



      The calculation of diluted weighted average shares outstanding for the three months ended June 30, 2004 and 2003 excludes 36.3 million and 13.6 million common shares, respectively, and 34.3 million and 18.3 million common shares for the six months ended June 30, 2004 and 2003, respectively, issuable pursuant to convertible debt and outstanding options. These shares were excluded because their effect was anti-dilutive or the exercise price of stock options exceeded the average price of the Company's common stock for the period.


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

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      The following table sets forth selected consolidated financial information of the Company by reporting segment:


                                            THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                            ---------------------------        -------------------------
                                              2004            2003 (1)          2004            2003 (1)
                                              ----            --------          ----            --------
                                           (RESTATED)        (RESTATED)      (RESTATED)        (RESTATED)
                                                                (IN THOUSANDS)
Revenues:
  Eastern Hemisphere...................     $ 140,788         $149,070        $  283,759       $  291,220
  Western Hemisphere...................       116,673           89,801           225,834          175,053
  U.S. Gulf of Mexico..................        30,199           21,342            57,219           39,584
  Latin America Land...................        94,858           89,262           183,818          162,361
  E & P services.......................        33,064           32,526            67,288           57,163
  Corporate and other..................         8,446            1,437             9,785            2,357
                                            ---------         --------        ----------       ----------
         Total.........................     $ 424,028         $383,438        $  827,703       $  727,738
                                            =========         ========        ==========       ==========

Earnings (loss) from operations:
  Eastern Hemisphere...................     $  40,522         $ 44,253        $   78,735       $   86,632
  Western Hemisphere...................        30,568           22,585            52,588           49,247
  U.S. Gulf of Mexico..................        (2,097)          (9,411)           (6,624)         (24,268)
  Latin America Land...................         4,326            7,315             5,769           10,612
  E & P services.......................         1,686            2,672             4,526            3,805
  Corporate and other..................       (14,775)         (10,244)          (23,202)         (21,532)
                                            ---------         --------        ----------       ----------
         Total.........................     $  60,230         $ 57,170        $  111,792       $  104,496
                                            =========         ========        ==========       ==========



(1) The consolidated financial information by reporting segment for the three months and the six months ended June 30, 2003 has been restated to reflect the Company's new reporting segments and to reflect the retroactive adoption of FIN No. 46R, "Consolidation of Variable Interest Entities."


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

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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


      The senior secured credit facilities are secured by first priority liens on certain of the Company's subsidiaries' existing and future rigs, accounts receivable, inventory and related insurance, all of the equity of the Company's subsidiary Pride Offshore, Inc., the borrower under the facilities, and Pride Offshore's domestic subsidiaries and 65% of the stock of certain of the Company's foreign subsidiaries. The senior secured credit facilities contain a number of covenants restricting, among other things, prepayment, redemption and repurchase of the Company's indebtedness; distributions, dividends and repurchases of capital stock and other equity interests; acquisitions and investments; asset sales; capital expenditures; indebtedness; liens and affiliate transactions. The senior secured credit facilities also contain customary events of default, including with respect to a change of control.


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


12. RESTATEMENT



      During 2004, the Company identified several matters that resulted in the restatement of amounts previously reported in the Company's financial statements for the years 1999 through 2003 in the Company's annual report on Form 10-K for the year ended December 31, 2004. In addition, certain disclosures in other notes to the consolidated

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


financial statements have been restated to reflect the restatement adjustments. The matters consist of certain errors related primarily to transactions initially recorded in periods from 1999 to 2002, but affecting periods from 1999 through 2004. The errors relate to:



- Acquisition of Joint Venture Interest. In March 2001, the Company acquired the 73.6% interest that it did not already own in the joint venture that owned the Pride Carlos Walter and the Pride Brazil. At the time of the acquisition, the Company was negotiating to refinance the joint venture's debt; the refinancing was completed in November 2001. The Company recorded the acquired joint venture debt and the joint venture assets at the book value as recorded on the joint venture's books and records, as opposed to recording the assets and liabilities at their fair market value. In addition, when the joint venture debt was refinanced, certain costs associated with the retirement of the joint venture debt were inappropriately recorded as deferred financing costs of the new debt and amortized using a seven year life. As a result, interest expense was overstated by approximately $0.8 million for each of the three-month periods ended June 30, 2004 and 2003, and by approximately $1.6 million and $1.5 million for the six-month periods ended June 30, 2004 and 2003, respectively, and depreciation was understated by approximately $0.2 million per quarter.



- Depreciation of Certain Rigs Constructed or Acquired in 1999. In 1999, the Company completed construction of its two deepwater drillships, the Pride Africa and Pride Angola. During 2004, the Company enhanced its balance sheet reconciliation process and identified certain costs in its intercompany accounts and construction-in-process accounts that related to the construction period, which should have been included in fixed assets and depreciated beginning in 1999. Also in 1999, the Company, through a 51.0% owned joint venture, acquired the Pride Cabinda in a transaction whereby the Company funded 45.0% percent of the purchase price and entered into a lease agreement for the unfunded portion of the purchase price. The Company depreciated 45.0% of the book value of the Pride Cabinda and recorded the finance charges associated with the lease agreement as operating costs rather than recording and depreciating the full cost of the rig. The result of these errors was to understate depreciation expense by approximately $0.1 million per quarter, understate interest expense and overstate operating expenses by approximately $0.2 million for the three-month period ended June 30, 2003, and by approximately $0.5 million for the six-month period ended June 30, 2003, and overstate minority interest by $0.1 million per quarter.



- Rig Transfers. During 2004, the Company completed a review of depreciation expense and detected errors in the calculation of depreciation associated with rigs that were transferred between operating segments and had spent time in the shipyard before arriving at the new location. In each case, the Company had recorded an adjustment, after the rig re-entered service, to properly state the cumulative depreciation. These errors resulted in the overstatement (understatement) of depreciation for the three-month period ended June 30, 2003 and the six-month periods ended June 30, 2004 and 2003 of approximately $(1.2) million, $0.7 million, and $(0.7) million, respectively.



- Error in 2002 Tax Provision. During the fourth quarter of 2004, the Company received a tax assessment associated with a 2002 tax return and performed a review of the Company's provision for the item at issue with the tax authority. Based on this review, the Company determined that it had miscalculated the tax provision and related penalties and interest resulting in an understatement of tax expense for the three-month and six-month periods ended June 30, 2004 and 2003 of approximately $0.2 million, $0.2 million, $0.3 million and $0.4 million, respectively.



- Adjustments to Certain Accounts Payable Accounts. During 2003, the Company completed the reconciliation of certain vendor accounts and determined that it had over-accrued certain invoices. The Company reversed this over-accrual in the fourth quarter of 2003 without considering the periods impacted by the over-accruals. The result of this error was to overstate operating expenses for the three-month and six-month periods ended June 30, 2003 by $2,000 and $13,000, respectively.



- Interest rate collars and caps. During the second quarter of 2003, the Company understated its losses by approximately $0.4 million on interest rate collars and caps associated with its senior secured term loan that was retired during the third quarter of 2004. This error was corrected during the fourth quarter of 2003, which caused an overstatement of losses during the quarter.

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


      The errors noted above, including the error in the 2002 tax provision, resulted in the overstatement (understatement) of the tax provision for the three-month and six-month periods ended June 30, 2004 and 2003 of $(0.2) million, $0.1 million, $(0.6) million and $(25,000), respectively.



      The determination to restate these financial statements was approved by the audit committee of the Company's board of directors upon the recommendation of the Company's senior management.



      The following summarizes the effect of the restatements for each period:



                                                   THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------        -------------------------
                                                      2004            2003              2004           2003
                                                      ----            ----              ----           ----
Acquisition of joint venture interest..........     $  (209)        $   (209)         $  (418)       $   (416)
Depreciation of certain rigs constructed
  or acquired in 1999..........................         (73)             147             (146)            305
Rig transfers..................................           -           (1,164)             673            (732)
Adjusted to certain accounts payable accounts..           -                2                -              13
                                                    -------         --------          -------        --------
Net adjustments to earnings from operations....        (282)          (1,224)             109            (830)
Net adjustments to interest expense............         805              171            1,583             692
Net adjustment to tax provision................        (161)              58             (557)            (25)
Net adjustment to minority interest............          92               92              184             184
                                                    -------         --------          -------        --------
Net adjustments to income from
  continuing operations........................     $   454         $   (903)         $ 1,319        $     21
                                                    =======         ========          =======        ========

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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



SELECTED CONSOLIDATED STATEMENT OF OPERATIONS DATA:



                                                 THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------                    -------------------------
                                                2004                    2003                   2004                  2003
                                           --------------          --------------          --------------         ------------
                                           AS          AS          AS          AS          AS          AS         AS        AS
                                        REPORTED    RESTATED    REPORTED    RESTATED    REPORTED    RESTATED   REPORTED  RESTATED
                                        --------    --------    --------    --------    --------    --------   --------  --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2004
Revenues.............................   $ 424,028  $ 424,028   $ 383,438   $ 383,438   $ 827,703   $ 827,703  $ 727,738  $ 727,738
Operating costs......................     277,200    277,200     251,340     251,118     550,890     550,890    477,274    476,810
Depreciation and amortization........      66,167     66,449      60,409      61,855     132,504     132,395    122,151    123,445
Earnings from operations.............      60,512     60,230      58,394      57,170     111,683     111,792    105,326    104,496
Interest expense.....................     (29,929)   (29,124)    (34,187)    (34,016)    (60,516)    (58,933)   (68,566)   (67,874)
Income from continuing operations....
 before income taxes and minority
 interest............................      31,846     32,369      30,382      29,329      51,310      53,002     39,689     39,551
Income tax provision.................      19,487     19,648      13,906      13,848      29,219      29,776     16,194     16,219
Minority interest....................       4,570      4,478       4,166       4,074      10,507      10,323      9,427      9,243
Income from continuing operations....       7,789      8,243      12,310      11,407      11,584      12,903     14,068     14,089
Income (loss) on discontinued
 operations..........................      (5,267)    (5,267)    (30,483)    (30,483)    (15,827)    (15,827)   (28,260)   (28,260)
Net earnings (loss)..................       2,522      2,976     (18,173)    (19,076)     (4,243)     (2,924)   (14,192)   (14,171)
Earnings (loss) per share:
 Basic
  Income from continuing operations..   $    0.06  $    0.06   $    0.09   $    0.09   $    0.09   $    0.10  $    0.10  $    0.10
  Discontinued operations............       (0.04)     (0.04)      (0.23)      (0.23)      (0.12)      (0.12)     (0.21)     (0.21)
  Net earnings (loss)................        0.02       0.02       (0.14)      (0.14)      (0.03)      (0.02)     (0.11)     (0.11)

 Diluted
  Income from continuing operations..   $    0.06  $    0.06   $    0.09   $    0.08   $    0.08   $    0.09  $    0.10  $    0.10
  Discontinued operations............       (0.04)     (0.04)      (0.20)      (0.20)      (0.11)      (0.11)     (0.19)     (0.19)
  Net earnings (loss)................        0.02       0.02       (0.11)      (0.12)      (0.03)      (0.02)     (0.09)     (0.09)



SELECTED CONSOLIDATED BALANCE SHEET DATA:



                                              JUNE 30, 2004           DECEMBER 31, 2003
                                              -------------           -----------------
                                        AS REPORTED  AS RESTATED   AS REPORTED  AS RESTATED
                                        -----------  -----------   -----------  -----------
                                                         (IN THOUSANDS)
Total current assets.................    $  749,363  $   745,103   $  726,924   $  722,831
Property and equipment, net..........     3,387,830    3,405,813    3,446,331    3,463,300
Other assets, net....................        84,556       72,095      102,177       87,966
Total assets.........................     4,326,635    4,327,897    4,378,430    4,377,095
Accrued expenses.....................       263,293      263,293      261,055      260,150
Other long-term liabilities..........        37,239       39,949       54,423       56,811
Deferred income taxes................        57,780       58,097       59,378       59,460
Minority interest....................       103,476      101,316      102,969      100,993
Retained earnings....................       440,638      441,033      444,881      443,957
Total liabilities and stockholders'
  equity.............................     4,326,635    4,327,897    4,378,430    4,377,095

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

      To the Stockholders and Board of Directors of Pride International,
Inc.:


      We have reviewed the accompanying consolidated balance sheet of Pride International, Inc. and subsidiaries as of June 30, 2004, and the related consolidated statement of operations for the three-month and six-month periods ended June 30, 2004 and 2003 and consolidated statement of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.


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



      As discussed in Note 12, the Company restated its consolidated interim financial statements as of June 30, 2004 and for each of the three-month and six-month periods ended June 30, 2004 and 2003.


                                                 PricewaterhouseCoopers LLP


Houston, Texas
August 6, 2004, except for the matters discussed
              in Note 2 and Note 12, as to which the date is March 25, 2005

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


RESTATEMENT



      We restated our consolidated financial information for 2003, 2002, 2001 and 2000 in our annual report on Form 10-K for the year ended December 31, 2004 to correct certain errors related primarily to transactions initially recorded in periods from 1999 to 2002, but affecting periods from 1999 through 2004. The errors relate to adjustments to the 2001 acquisition of the interest we did not own in the Pride Carlos Walter and Pride Brazil and the calculation of charges associated with the subsequent refinancing of the debt; under- and over-depreciation of certain rigs constructed or acquired in 1999; depreciation related to rig transfers; the recording of the foreign exchange calculation of the inventory valuation in Colombia in 1999; an error in a tax provision in 2002; a net gain reported in 2000 resulting from a casualty loss in 1999; and adjustments related to the reconciliation of certain accounts payable and the reclassification of certain finance charges. The cumulative effect of the errors resulted in an increase in income from continuing operations for the three-month period ended June 30, 2004 of approximately $0.5 million, a decrease in income from continuing operations for the three-month period ended June 30, 2003 of approximately $0.9 million, and an increase in income from continuing operations for the six-month periods ended June 30, 2004 and 2003 of approximately $1.3 million and $21,000, respectively. Please read note 12 of the notes to our unaudited consolidated financial statements for more information related to the restatement.



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



      For the three-month periods and six-month periods ended June 30, 2004 and 2003, we had a loss on discontinued operations of $5.3 million, $30.5 million, $15.8 million and $28.3 million, respectively. Sales revenue and operating costs decreased for the 2004 periods compared to the 2003 periods as the rigs' construction was nearer to completion.


RESULTS OF OPERATIONS


      The following table sets forth selected consolidated financial information by reporting segment for the periods indicated:



                                      THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                      ---------------------------    -------------------------
                                         2004          2003 (1)         2004         2003 (1)
                                      -----------     ----------     ----------     ----------
                                      (RESTATED)      (RESTATED)     (RESTATED)     (RESTATED)
                                                            (IN THOUSANDS)
Revenues:
  Eastern Hemisphere............      $  140,788      $  149,070     $  283,759     $ 291,220
  Western Hemisphere............         116,673          89,801        225,834       175,053
  U.S. Gulf of Mexico...........          30,199          21,342         57,219        39,584
  Latin America Land............          94,858          89,262        183,818       162,361
  E & P services................          33,064          32,526         67,288        57,163
  Corporate and other...........           8,446           1,437          9,785         2,357
                                      ----------      ----------     ----------     ---------
         Total..................      $  424,028      $  383,438     $  827,703     $ 727,738
                                      ==========      ==========     ==========     =========
Earnings (loss) from operations:
  Eastern Hemisphere............      $   40,522          44,253     $   78,735     $  86,632
  Western Hemisphere............          30,568          22,585         52,588        49,247
  U.S. Gulf of Mexico...........          (2,097)         (9,411)        (6,624)      (24,268)
  Latin America Land............           4,326           7,315          5,769        10,612
  E & P services................           1,686           2,672          4,526         3,805
  Corporate and other...........         (14,775)        (10,244)       (23,202)      (21,532)
                                      ----------      ----------     ----------     ---------
         Total..................      $   60,230      $   57,170     $  111,792     $ 104,496
                                      ==========      ==========     ==========     =========


(1) The consolidated financial information by reporting segment for the three months and the six months ended June 30, 2003 has been restated to reflect our new reporting segments and to reflect the retroactive adoption of FIN No. 46R, "Consolidation of Variable Interest Entities."

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003


      Revenues. Revenues for the three months ended June 30, 2004 increased $40.6 million, or 10.6%, to $424.0 million as compared to the three months ended June 30, 2003. The increase was primarily due to our Western Hemisphere segment's increased activity offshore Mexico, improved dayrates and utilization of the jackup and platform fleet in the U.S. Gulf of Mexico, and improved rig activity in our Latin America Land segment. These increases in revenues were partially offset by revenue declines in the Eastern Hemisphere segment due to the weak market for semisubmersible rigs and resulting lower dayrates.

      Operating Costs. Operating costs for the three months ended June 30, 2004 increased $26.1 million, or 10.4%, to $277.2 million as compared to the three months ended June 30, 2003. The increase was due to our Western Hemisphere segment's increased activity offshore Mexico, improved utilization of the jackup and platform fleet in the U.S. Gulf of Mexico, and improved rig activity in our Latin America Land segment. These increases in costs were partially offset by cost declines in Eastern Hemisphere due to lower utilization results from the weak market for semisubmersible rigs.



      Depreciation and Amortization. Depreciation expense for the three months ended June 30, 2004 increased $4.6 million, or 7.4%, to $66.4 million as compared to the three months ended June 30, 2003, due principally to incremental depreciation on upgrades for rigs relocated to Mexico and to other rig refurbishments and upgrades in late 2003 and in 2004.



      General and Administrative. General and administrative expenses for the three months ended June 30, 2004 increased $7.5 million, or 58.0%, as compared to the three months ended June 30, 2003. The increase was due primarily to increased audit and other professional fees due to Sarbanes-Oxley Act compliance and other projects, and increases in staffing due to an increase in business activity.



      Other Income (Expense). Other expense for the three months ended June 30, 2004 and 2003 was $27.9 million. Interest expense decreased by $4.9 million from the 2003 period to the 2004 period due principally to a reduction in the weighted average interest rate of our debt as a result of debt refinancings in the last half of 2003 and the first half of 2004. Other income, net in the quarter ended June 30, 2004 consisted mostly of net foreign exchange gains. Other income, net in the corresponding period in 2003 principally consisted of net foreign exchange gains on our euro and Venezuelan bolivar denominated net monetary assets.



      Income Tax Provision. Our consolidated effective income tax rate for the three months ended June 30, 2004 was 60.7% as compared to 47.2% for the corresponding period in 2003. The higher rate for the three months ended June 30, 2004 is principally the result of an increase in expected taxable income for 2004 in high effective tax rate countries in Latin America and lower net income in foreign jurisdictions with low or zero effective tax rates.



      Minority Interest. Minority interest in the three months ended June 30, 2004 increased $0.4 million, or 9.9%, as compared to the three months ended June 30, 2003, primarily due to the commencement of operations of the Kizomba A deepwater platform rig. That rig is being operated by our Angolan joint venture in West Africa in which we have a 51% interest.


SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003


      Revenues. Revenues for the six months ended June 30, 2004 increased $100.0 million, or 13.7%, to $827.7 million as compared to the six months ended June 30, 2003. The increase was primarily due to our Western Hemisphere segment's increased activity offshore Mexico, improved dayrates and utilization of the jackup and platform rig fleets in the U.S. Gulf of Mexico, improved rig activity in our Latin America Land segment, and the growth of the E&P Services segment. These increases in revenues were partially offset by revenue declines in the Eastern Hemisphere due to the weak market for semisubmersible rigs and resulting lower dayrates.



      Operating Costs. Operating costs for the six months ended June 30, 2004 increased $74.1 million, or 15.5%, to $550.9 million as compared to the six months ended June 30, 2003. The increase was due primarily to our Western Hemisphere segment's increased activity offshore Mexico, improved utilization of the jackup and platform fleet in the U.S. Gulf of Mexico, improved rig activity in our Latin America Land segment, and the growth of the E&P Services segment. These increases in costs were partially offset by cost declines in the Eastern Hemisphere due to the lower utilization resulting from weak market for semisubmersible rigs.



      Depreciation and Amortization. Depreciation expense for the six months ended June 30, 2004 increased $9.0 million, or 7.3%, to $132.4 million as compared to the six months ended June 30, 2003. The increase was due primarily to incremental depreciation on upgrades for rigs relocated to Mexico and to other rig refurbishments and upgrades in late 2003 and 2004.

      General and Administrative. General and administrative expenses for the six months ended June 30, 2004 increased $10.5 million, or 46.4%, to $33.0 million as compared to the six months ended June 30, 2003. The increase was due primarily to increased audit and other professional fees due to Sarbanes-Oxley Act compliance and other projects, and increases in staffing due to an increase in business activity.



      Other Income (Expense). Other expense for the six months ended June 30, 2004 decreased by $6.2 million, or 9.5%, as compared to the six months ended June 30, 2003. Interest expense decreased by $8.9 million from the 2003 period to the 2004 period due principally to a reduction in the weighted average interest rate of our debt as a result of debt refinancings in the last half of 2003 and the first half of 2004. Other expense, net in the six months ended June 30, 2004 consisted mostly of net foreign exchange losses, primarily in Venezuela. Other income, net in the corresponding period in 2003 principally consisted of net foreign exchange gains.



      Income Tax Provision. Our consolidated effective income tax rate for the six months ended June 30, 2004, was 56.2% as compared to 41.0% for the same period in 2003. The higher rate for the six months ended June 30, 2004 is a result of the factors discussed above for the three months ended June 30, 2004.


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


      Minority Interest. Minority interest in the six months ended March 31, 2004 increased $1.1 million, or 11.7%, as compared to the six months ended June 30, 2003, primarily due to the commencement of operations of the Kizomba A deepwater platform rig. That rig is being operated by our Angolan joint venture in West Africa in which we have a 51% interest.


LIQUIDITY AND CAPITAL RESOURCES


      We had net working capital of $144.4 million and $79.9 million as of June 30, 2004 and December 31, 2003, respectively. The increase in net working capital was attributable primarily to increased accounts receivable and decreased accounts payable and accrued interest expense, offset in part by the use of cash to repay debt and to net cash outlays on rig construction projects during the six months ended June 30, 2004 of approximately $70.0 million.


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

ITEM 4. CONTROLS AND PROCEDURES


      In connection with the original filing of our quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2004. In the course of this evaluation, management considered certain internal control areas in which we made changes to improve and enhance controls. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of June 30, 2004, our disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.



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



      In light of our decision to restate our financial statements and the identification of a material weakness, we carried out a further evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2004. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that, as a result of the material weakness, our disclosure controls and procedures were not effective, as of June 30, 2004, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.



      As disclosed in our annual report on Form 10-K for the year ended December 31, 2003 and our quarterly report on Form 10-Q for the quarter ended March 31, 2004, we made significant changes in our internal control over financial reporting in 2003 and through the date of those reports. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits*


+10.1 Employment/Non-Competition/Confidentiality Agreement dated June 10, 2004 between Pride and Lonnie D. Bane



+10.2 Employment/Non-Competition/Confidentiality Agreement dated June 2, 2004 between Pride and Steven D. Oldham



+10.3 Employment/Non-Competition/Confidentiality Agreement dated June 2, 2004 between Pride and Douglas G. Smith



+10.4 Employment/Non-Competition/Confidentiality Agreement dated July 1, 2004 between Pride and Mario Kricorian



+10.5 Pride International, Inc. 2004 Directors' Stock Incentive Plan
      (incorporated by reference to Appendix C to Pride's Proxy Statement on
      Schedule 14A for the 2004 Annual Meeting of Stockholders, File No.
      1-13289)



12    Computation of Ratio of Earnings to Fixed Charges (Restated)


15    Accountant's Awareness Letter

31.1 Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of the Chief Executive Officer and the Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
* Pride and its subsidiaries are parties to several debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii) (A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.


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

                                            PRIDE INTERNATIONAL, INC.

                                            By: /s/ Douglas G. Smith
                                                ----------------------------
                                                    DOUGLAS G. SMITH
                                                    VICE PRESIDENT, CONTROLLER
                                                    AND CHIEF ACCOUNTING OFFICER


Date: May 3, 2005

                                INDEX TO EXHIBITS



+10.1 Employment/Non-Competition/Confidentiality Agreement dated June 10, 2004 between Pride and Lonnie D. Bane



+10.2 Employment/Non-Competition/Confidentiality Agreement dated June 2, 2004 between Pride and Steven D. Oldham



+10.3 Employment/Non-Competition/Confidentiality Agreement dated June 2, 2004 between Pride and Douglas G. Smith



+10.4 Employment/Non-Competition/Confidentiality Agreement dated July 1, 2004 between Pride and Mario Kricorian



+10.5 Pride International, Inc. 2004 Directors' Stock Incentive Plan
      (incorporated by reference to Appendix C to Pride's Proxy Statement on
      Schedule 14A for the 2004 Annual Meeting of Stockholders, File No.
      1-13289).



12    Computation of Ratio of Earnings to Fixed Charges (Restated)



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



---------------
+     Previously filed.