Form 10-Q/A
period 2004-09-30
PRIDE INTERNATIONAL INC
filed 2005-05-03
CIK 833081

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X| NO [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

                                              Outstanding as of October 31, 2004
      Common Stock, par value $.01 per share                136,257,951

================================================================================

                            PRIDE INTERNATIONAL, INC.

                                      INDEX


                                                                                              PAGE NO.
                                                                                              --------
RESTATEMENT.................................................................................     2

PART I. FINANCIAL INFORMATION

     Item 1.Financial Statements

         Consolidated Balance Sheet as of September 30, 2004 and December 31, 2003
         (Restated).........................................................................     3

         Consolidated Statement of Operations for the three months ended
         September 30, 2004 and 2003 (Restated).............................................     4

         Consolidated Statement of Operations for the nine months ended September
         30, 2004 and 2003 (Restated).......................................................     5

         Consolidated Statement of Cash Flows for the nine months ended September
         30, 2004 and 2003 (Restated).......................................................     6

         Notes to Unaudited Consolidated Financial Statements...............................     7

         Report of Independent Registered Public Accounting Firm............................    20

     Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations.......................................................    21

     Item 4. Controls and Procedures........................................................    34

PART II. OTHER INFORMATION

     Item 6. Exhibits.......................................................................    35

SIGNATURES..................................................................................    36

                                   RESTATEMENT



      We hereby amend the following items of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as originally filed with the Securities and Exchange Commission on November 3, 2004: "Financial Statements" in Item 1 of
Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I, "Controls and Procedures" in Item 4 of Part I and "Exhibits and Reports on Form 8-K" in Item 6 of Part II.



      This Form 10-Q/A is being filed to include restated consolidated financial statements and related disclosures as of September 30, 2004 and for the three months and nine months ended September 30, 2004 and 2003.



      We restated our consolidated financial information for 2003, 2002, 2001 and 2000 in our annual report on Form 10-K for the year ended December 31, 2004 to correct certain errors related primarily to transactions initially recorded in periods from 1999 to 2002, but affecting periods from 1999 through 2004. The errors relate to adjustments to the 2001 acquisition of the interest we did not own in the Pride Carlos Walter and Pride Brazil and the calculation of charges associated with the subsequent refinancing of the debt; under- and over-depreciation of certain rigs constructed or acquired in 1999; depreciation related to rig transfers; the recording of the foreign exchange calculation of the inventory valuation in Colombia in 1999; an error in a tax provision in 2002; a net gain reported in 2000 resulting from a casualty loss in 1999; and adjustments related to the reconciliation of certain accounts payable and the reclassification of certain finance charges. The cumulative effect of the errors resulted in an increase in loss from continuing operations for the three months ended September 30, 2004 of approximately $53,000, a decrease in income from continuing operations for the three months ended September 30, 2003 of approximately $105,000, a reduction of loss from continuing operations for the nine months ended September 30, 2004 of approximately $1.3 million, and a decrease in income from operations for the nine months ended September 30, 2003 of approximately $85,000. Please read note 13 of the notes to our unaudited consolidated financial statements for more information related to the restatement.



      The operating results also include the reclassification of certain costs from general and administrative to operating costs. We have also reclassified the results of our former Technical Services segment by classifying (a) our fixed-fee rig construction business as discontinued operations and (b) the remaining revenues and costs for Technical Services activities to our corporate and other segment. Please read notes 1 and 2 of the notes to our unaudited consolidated financial statements for more information related to the reclassifications.



      For purposes of this Form 10-Q/A and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the quarterly report on Form 10-Q as originally filed on November 3, 2004 that was affected by the restatement has been amended and restated in its entirety. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q to reflect events occurring after the original filing date, except as required to reflect the effects of the restatement. In particular, and without limitation, we have provided certain forward-looking information in this Form 10-Q/A. This information has not been revised from the information provided in the originally filed quarterly report on Form 10-Q because it was not affected by the restatement.

                            PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PRIDE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT PAR VALUES)
                                   (UNAUDITED)


                                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                                      2004             2003
                                                                                  -------------    -------------
                                                                                   (RESTATED)       (RESTATED)
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents...................................................    $      64,375    $      69,134
  Restricted cash.............................................................           29,537           38,840
  Trade receivables, net......................................................          399,434          371,510
  Parts and supplies, net.....................................................           70,648           72,263
  Other current assets........................................................          152,737          171,084
                                                                                  -------------    -------------
       Total current assets...................................................          716,731          722,831
                                                                                  -------------    -------------
PROPERTY AND EQUIPMENT, net...................................................        3,367,109        3,463,300
                                                                                  -------------    -------------
OTHER ASSETS
  Investments in and advances to affiliates...................................           40,047           33,984
  Goodwill....................................................................           68,134           69,014
  Other assets................................................................           71,277           87,966
                                                                                  -------------    -------------
       Total other assets.....................................................          179,458          190,964
                                                                                  -------------    -------------
                                                                                  $   4,263,298    $   4,377,095
                                                                                  =============    =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable............................................................    $     165,504    $     163,707
  Accrued expenses............................................................          208,839          260,150
  Short-term borrowings.......................................................            2,213           27,555
  Current portion of long-term debt...........................................           84,718          188,737
  Current portion of long-term lease obligations..............................           10,412            2,749
                                                                                  -------------    -------------
       Total current liabilities..............................................          471,686          642,898
                                                                                  -------------    -------------
OTHER LONG-TERM LIABILITIES...................................................           36,597           56,811
LONG-TERM DEBT, net of current portion........................................        1,900,434        1,805,099
LONG-TERM LEASE OBLIGATIONS, net of current portion...........................              366            9,979
DEFERRED INCOME TAXES.........................................................           56,413           59,460
MINORITY INTEREST.............................................................          108,775          100,993
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 50,000 shares authorized;
     none issued..............................................................                -                -
  Common stock, $.01 par value; 400,000 shares authorized;
     136,405 and 135,769 shares issued; 136,038 and 135,400
     shares outstanding, respectively.........................................            1,364            1,358
  Paid-in capital.............................................................        1,271,311        1,261,073
  Treasury stock, at cost.....................................................           (4,409)          (4,409)
  Accumulated other comprehensive loss........................................             (313)            (124)
  Deferred compensation.......................................................           (1,756)               -
  Retained earnings...........................................................          422,830          443,957
                                                                                  -------------    -------------
       Total stockholders' equity.............................................        1,689,027        1,701,855
                                                                                  -------------    -------------
                                                                                  $   4,263,298    $   4,377,095
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

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                            THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                               -------------
                                                                           2004            2003
                                                                           ----            ----
                                                                        (RESTATED)      (RESTATED)
REVENUES ..........................................................      $ 436,439       $ 440,180
OPERATING COSTS, excluding depreciation and amortization ..........        285,020         277,665
DEPRECIATION AND AMORTIZATION .....................................         66,611          64,007
GENERAL AND ADMINISTRATIVE, excluding depreciation and amortization         19,909          12,410
(GAIN) LOSS ON SALE OF ASSETS, net ................................          3,077            (397)
                                                                         ---------       ---------

EARNINGS FROM OPERATIONS ..........................................         61,822          86,495

OTHER INCOME (EXPENSE)
     Interest expense .............................................        (31,202)        (32,521)
     Refinancing charges ..........................................        (30,798)         (6,141)
     Interest income ..............................................          1,101             255
     Other income, net ............................................            720             371
                                                                         ---------       ---------
         Total other expense, net .................................        (60,179)        (38,036)
                                                                         ---------       ---------

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES AND MINORITY INTEREST ....................          1,643          48,459
INCOME TAX PROVISION ..............................................          9,103          11,718
MINORITY INTEREST .................................................          7,459           5,923
                                                                         ---------       ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS ..........................        (14,919)         30,818
LOSS ON DISCONTINUED OPERATIONS ...................................         (3,284)         (2,211)
                                                                         ---------       ---------

NET EARNINGS (LOSS) ...............................................      $ (18,203)      $  28,607
                                                                         =========       =========

EARNINGS (LOSS) PER SHARE
         Basic
              Income (loss) from continuing operations ............      $   (0.11)      $    0.23
              Discontinued operations .............................          (0.02)          (0.02)
                                                                         ---------       ---------
              Net earnings (loss) .................................      $   (0.13)      $    0.21
                                                                         =========       =========

         Diluted
              Income (loss) from continuing operations ............      $   (0.11)      $    0.20
              Discontinued operations .............................          (0.02)          (0.01)
                                                                         ---------       ---------
              Net earnings (loss) .................................      $   (0.13)      $    0.19
                                                                         =========       =========

SHARES USED IN PER SHARE CALCULATIONS
         Basic ....................................................        135,887         135,131
         Diluted ..................................................        135,887         167,137


    The accompanying notes are an integral part of the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                                 -------------
                                                                             2004           2003
                                                                             ----           ----
                                                                           (RESTATED)     (RESTATED)
REVENUES.............................................................     $1,264,142      $1,167,918
OPERATING COSTS, excluding depreciation and amortization ............        835,910         754,475
DEPRECIATION AND AMORTIZATION .......................................        199,006         187,452
GENERAL AND ADMINISTRATIVE, excluding depreciation and amortization .         52,899          34,943
(GAIN) LOSS ON SALE OF ASSETS, net ..................................          2,713              57
                                                                          ----------      ----------

EARNINGS FROM OPERATIONS ............................................        173,614         190,991

OTHER INCOME (EXPENSE)
     Interest expense ...............................................        (90,135)       (100,395)
     Refinancing charges ............................................        (30,798)         (6,370)
     Interest income ................................................          2,188           1,328
     Other income (expense), net ....................................           (224)          2,456
                                                                          ----------      ----------
          Total other expense, net ..................................       (118,969)       (102,981)
                                                                          ----------      ----------

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES AND MINORITY INTEREST ......................         54,645          88,010
INCOME TAX PROVISION ................................................         38,879          27,937
MINORITY INTEREST ...................................................         17,782          15,166
                                                                          ----------      ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS ............................         (2,016)         44,907
LOSS ON DISCONTINUED OPERATIONS .....................................        (19,111)        (30,471)
                                                                          ----------      ----------

NET EARNINGS (LOSS) .................................................     $  (21,127)     $   14,436
                                                                          ==========      ==========

EARNINGS (LOSS) PER SHARE

     Basic
          Income (loss) from continuing operations ..................      $   (0.02)     $     0.34
          Discontinued operations ...................................          (0.14)          (0.23)
                                                                          ----------      ----------
          Net earnings ..............................................      $   (0.16)     $     0.11
                                                                          ==========      ==========

     Diluted
          Income (loss) from continuing operations ..................      $   (0.02)      $    0.31
          Discontinued operations ...................................          (0.14)          (0.18)
                                                                          ----------      ----------
          Net earnings ..............................................      $   (0.16)      $    0.13
                                                                          ==========      ==========

SHARES USED IN PER SHARE CALCULATIONS
     Basic ..........................................................        135,704         134,506
     Diluted ........................................................        135,704         166,112


 The accompanying notes are an integral part of the consolidated financial statements.

                            PRIDE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                      -------------
                                                                                  2004              2003
                                                                                  ----              ----
                                                                               (RESTATED)        (RESTATED)
OPERATING ACTIVITIES
     Net earnings (loss) ................................................      $   (21,127)      $    14,436
     Adjustments to reconcile net earnings (loss) to net cash provided by operating activities -
         Depreciation and amortization ..................................          199,006           187,452
         Discount amortization on zero coupon convertible debentures ....               61             1,795
         Amortization and write-offs of deferred financing costs ........           19,022             6,579
         Loss on sale of assets .........................................            2,713                57
         Deferred income taxes ..........................................             (784)          (25,661)
         Minority interest ..............................................           17,782            15,166
         Changes in assets and liabilities
              Trade receivables .........................................          (27,924)         (104,020)
              Parts and supplies ........................................            1,615           (12,782)
              Other current assets ......................................           11,060           (49,643)
              Other assets ..............................................           25,759            52,115
              Accounts payable ..........................................            6,191             2,423
              Accrued expenses ..........................................          (51,336)            4,317
              Other liabilities .........................................          (17,500)          (28,849)
                                                                               -----------       -----------
                  Net cash provided by operating activities .............          164,538            63,385
                                                                               -----------       -----------

INVESTING ACTIVITIES
     Purchases of property and equipment ................................         (111,097)         (179,303)
     Proceeds from dispositions of property and equipment ...............            1,475             1,190
     Investments in and advances to affiliates ..........................           (6,063)           (2,188)
                                                                               -----------       -----------
                  Net cash used in investing activities .................         (115,685)         (180,301)
                                                                               -----------       -----------

FINANCING ACTIVITIES
     Proceeds from issuance of common stock .............................            1,535            16,265
     Proceeds from exercise of stock options ............................            4,703             2,519
     Proceeds from debt borrowings ......................................        1,098,721           459,077
     Repayments of borrowings ...........................................       (1,135,926)         (442,565)
     Repayment of joint venture partner debt ............................          (10,000)                -
     Debt finance costs .................................................          (21,948)           (4,885)
     Change in restricted cash ..........................................            9,303            13,008
                                                                               -----------       -----------
                  Net cash provided by (used in) financing activities ...          (53,612)           43,419
                                                                               -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS ...............................           (4,759)          (73,497)
CASH AND CASH EQUIVALENTS, beginning of period ..........................           69,134           133,986
                                                                               -----------       -----------
CASH AND CASH EQUIVALENTS, end of period ................................      $    64,375       $    60,489
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

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (revised December 2003)." FIN No. 46R requires a company to consolidate a variable interest entity, as defined, when the company will absorb a majority of the variable interest entity's expected losses, receive a majority of the variable interest entity's expected residual returns, or both. It was determined that the unaffiliated trust with which the Company completed the sale and leaseback of the Pride South America semisubmersible drilling rig in February 1999 would qualify for consolidation as a variable interest entity in which the Company is the primary beneficiary, as defined. The Company elected in the fourth quarter of 2003 to adopt retroactively the provisions of FIN No. 46R and to restate previously issued financial statements for the applicable periods for comparability purposes. The effect on the Company's consolidated statement of operations for the three months and nine months ended September 30, 2003 was as follows:


                                                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                        SEPTEMBER 30, 2003       SEPTEMBER 30, 2003
                                                                        ------------------       ------------------
                                                                            (RESTATED)               (RESTATED)
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net earnings--as reported ....................................              $  28,388                $  13,747
Add:
  Lease rental expenses included in reported net earnings........               3,177                    9,531
Deduct:
  Depreciation expense...........................................                (946)                  (2,838)
  Interest expense...............................................              (2,012)                  (6,004)
                                                                            ---------                ---------
Net earnings -- as adjusted......................................           $  28,607                $  14,436
                                                                            =========                =========
NET EARNINGS PER SHARE:
As reported:
  Basic..........................................................           $    0.21                $    0.10
  Diluted........................................................           $    0.19                $    0.13
As adjusted:
  Basic..........................................................           $    0.21                $    0.11
  Diluted........................................................           $    0.19                $    0.13


Comprehensive Income

      Comprehensive income is the change in the Company's equity from all transactions except those resulting from investments by or distributions to owners. Comprehensive income (loss) was as follows:


                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         SEPTEMBER 30,              SEPTEMBER 30,
                                                  -------------------------    -------------------------
                                                     2004           2003          2004           2003
                                                     ----           ----          ----           ----
                                                  (RESTATED)     (RESTATED)    (RESTATED)     (RESTATED)
                                                                     (IN THOUSANDS)
Net earnings (loss) .........................      $(18,203)      $ 28,607      $(21,127)      $ 14,436
Foreign currency translation gain
 (loss), net ................................         1,559            112          (189)         4,438
                                                   --------       --------      --------       --------
Comprehensive income (loss) .................      $(16,644)      $ 28,719      $(21,316)      $ 18,874
                                                   ========       ========      ========       ========


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

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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


                                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                    SEPTEMBER  30,                       SEPTEMBER 30,
                                                                    --------------                       -------------
                                                                  2004             2003              2004            2003
                                                               ----------       ----------        ----------      ----------
                                                               (RESTATED)       (RESTATED)        (RESTATED)      (RESTATED)
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net earnings (loss), as reported............................  $   (18,203)      $  28,607         $   (21,127)   $    14,436
Add: Stock-based compensation included in reported net
  earnings (loss), net of tax...............................          304               -                 334              -
Deduct: Stock-based employee compensation expense
  determined under the fair value method, net of tax........       (3,016)         (1,999)             (9,639)        (8,951)
                                                              -----------       ---------         -----------    -----------
Pro forma net earnings (loss)...............................  $   (20,915)      $  26,608         $   (30,432)   $     5,485
                                                              ===========       =========         ===========    ===========

Net earnings (loss) per share:
  Basic -- as reported......................................  $     (0.13)      $    0.21         $     (0.16)   $      0.11
  Basic -- pro forma........................................  $     (0.15)      $    0.20         $     (0.22)   $      0.04
  Diluted -- as reported....................................  $     (0.13)      $    0.19         $     (0.16)   $      0.14
  Diluted -- pro forma......................................  $     (0.15)      $    0.18         $     (0.22)   $      0.08


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

Reclassifications


      In 2004, the Company reclassified certain costs such as engineering, procurement, safety and field offices from

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


general and administrative to operating costs. The Company has reclassified prior periods to conform to this presentation. For the three-month and six-month periods ended September 30, 2004 and 2003, costs of approximately $16.4 million, $15.2 million, $47.1 million and $46.4 million, respectively, were reclassified from general and administrative to operating costs. Certain other reclassifications have been made to prior periods to conform to the current period presentation.



2. DISCONTINUED OPERATIONS


      In 2001 and 2002, the Company's technical services group entered into lump-sum contracts to design, engineer, manage construction of and commission four deepwater platform drilling rigs for installation on spars and tension-leg platforms. The Company entered into these lump-sum contracts in connection with long-term contracts to provide drilling operations management of the rigs once they have been installed on platforms. The first rig was completed and delivered in 2003, the second rig was completed and delivered in the second quarter of 2004, and the third rig was completed in the second quarter of 2004 and delivered early in the third quarter of 2004. The final rig is on location at the customer's platform construction site for integration into the unit. Our commissioning of the rig is expected to continue until the platform is completed and delivered in the first quarter of 2005.


      For the nine-month period ended September 30, 2004, the Company recorded loss provisions totaling $32.5 million relating to the construction of the rigs, including a loss provision of $0.7 million for the three month period ended September 30, 2004. The 2004 loss provisions principally consisted of additional provisions for higher commissioning costs for the rigs, the costs of settling certain commercial disputes and renegotiations of commercial terms with shipyards, equipment vendors and other sub-contractors, completion issues at the shipyard constructing the final two rigs and revised estimates for other cost items. For the three-month and nine-month periods ended September 30, 2003, the Company recorded loss provisions of $3.4 million and $46.9 million, respectively, related to the rig construction projects. As of September 30, 2004, the cumulative losses recorded on the projects were $130.9 million.



      During the fourth quarter of 2004, the Company discontinued this business and does not currently intend to enter into additional business of this nature. Accordingly, the Company has reclassified its fixed-fee rig construction business in all prior periods as discontinued operations on the Company's consolidated statement of operations.




      The operating results of the discontinued fixed-fee construction business were as follows:



                                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                               --------------------  ----------------------
                                                                  2004      2003        2004       2003
                                                               ---------  ---------  ---------  -----------
                                                                               (IN THOUSANDS)
Sales revenue...............................................   $  6,335   $ 10,654   $ 58,555   $  86,952
Operating costs.............................................      6,987     14,055     91,020     133,831
                                                               ---------  ---------  ---------  -----------
Loss from discontinued fixed-fee construction operations....       (652)    (3,401)   (32,465)    (46,879)
Income tax provision (benefit)..............................      2,632     (1,190)   (13,354)    (16,408)
                                                               ---------  ---------  ---------  -----------
Loss on discontinued operations.............................   $ (3,284)  $ (2,211)  $(19,111)  $ (30,471)
                                                               =========  =========  =========  ===========


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

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Debt

      Long-term debt consisted of the following:

                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                        2004              2003
                                                                    -------------    -------------
                                                                             (IN THOUSANDS)
Senior secured term loan..........................................  $     300,000    $     197,000
Senior secured revolving credit facilities........................         85,000          288,000
7 3/8% Senior Notes due 2014, net of discount.....................        497,400                -
9 3/8% Senior Notes due 2007......................................              -          175,000
10% Senior Notes due 2009.........................................              -          200,000
2 1/2% Convertible Senior Notes Due 2007..........................        300,000          300,000
3 1/4% Convertible Senior Notes Due 2033..........................        300,000          300,000
Zero Coupon Convertible Senior Debentures Due 2021................              -                4
Zero Coupon Convertible Subordinated Debentures Due 2018..........              -            1,098
Senior convertible notes due 2004.................................              -           85,853
Drillship loans...................................................        286,964          182,674
Semisubmersible loans due 2004 to 2008............................        215,788          260,558
Limited-recourse collateralized term loans........................              -            3,649
                                                                    -------------    -------------
                                                                        1,985,152        1,993,836
Current portion of long-term debt.................................         84,718          188,737
                                                                    -------------    -------------
Long-term debt, net of current portion............................  $   1,900,434    $   1,805,099
                                                                    =============    =============

      In July 2004, the Company completed a private offering of $500 million principal amount of 7 3/8% Senior Notes due 2014 (the "7 3/8% Senior Notes") and entered into new senior secured credit facilities with aggregate availability of up to $800 million, consisting of a $300 million term loan and a $500 million revolving credit facility.

      Borrowings under the revolving credit facility are available for general corporate purposes. As of September 30, 2004, $85.0 million of borrowings were outstanding under the facility. The Company may obtain up to $100 million of letters of credit under the facility. As of September 30, 2004, $28.9 million of letters of credit were outstanding under the facility. Amounts drawn under the facilities bear interest at variable rates based on LIBOR plus a margin or prime rate plus a margin. The interest rate margin will vary based on the Company's leverage, except that the LIBOR margin for the term loan is fixed at 1.75%. As of September 30, 2004, the interest rates on the term loan and revolving credit facility were 3.3% and 3.5%, respectively, and availability under the revolving credit facility was approximately $386.1 million.

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

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

      As of September 30, 2004, $29.5 million of the Company's cash balances, which amount is included in restricted cash, consists of funds held in trust in connection with the Company's drillship and semisubmersible loans and, accordingly, is not available for use by the Company other than to meet scheduled principal and interest payments under the loan agreements.

4. INCOME TAXES

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


      The Company's consolidated effective income tax rate for continuing operations for the three months ended September 30, 2004 was 554% as compared to 24.2% for the corresponding period in 2003. The higher rate for the three months ended September 30, 2004 is principally due to debt refinancing charges described in Note 3 that reduced income without a proportional reduction in income taxes. The Company recorded the entire amount of the debt refinancing charges and the related tax benefit in the third quarter of 2004. The rate is also impacted by an increase in expected taxable income for 2004 in high effective tax rate countries in Latin America and lower net income in foreign jurisdictions with low or zero effective tax rates.



      For the nine months ended September 30, 2004, the consolidated effective income tax rate for continuing operations was 71.1% as compared to 31.7% for the same period in 2003. The higher rate for the nine months ended September 30, 2004 is a result of the factors discussed above for the three months ended September 30, 2004.



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



      The following table presents information to calculate basic and diluted income (loss) from continuing operations per share:



                                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                                      -------------                 -------------
                                                                  2004             2003         2004          2003
                                                                  ----             ----         ----          ----
                                                               (RESTATED)       (RESTATED)   (RESTATED)     (RESTATED)
                                                                                      (IN THOUSANDS)
Income (loss) from continuing operations....................  $   (14,919)  $      30,818   $    (2,016)  $     44,907
Interest expense on convertible debentures and notes........            -           4,998             -         11,369
Income tax effect...........................................            -          (1,749)            -         (3,979)
                                                              -----------   -------------   -----------   ------------
Income (loss) from continuing operations - as adjusted......  $   (14,919)  $      34,067   $    (2,016)  $     52,297
                                                              ===========   =============   ===========   ============
Weighted average shares outstanding.........................      135,887         135,131       135,704        134,506
Convertible notes...........................................            -          29,842             -         29,842
Stock options...............................................            -           2,164             -          1,764
                                                              -----------   -------------   -----------   ------------
Adjusted weighted average shares outstanding................      135,887         167,137       135,704        166,112
                                                              ===========   =============   ===========   ============



      The calculation of diluted weighted average shares outstanding for the three months ended September 30, 2004 and 2003 excludes 36.8 million and 6.6 million common shares, respectively, and 38.7 million and 8.9 million common shares for the nine months ended September 30, 2004 and 2003, respectively, issuable pursuant to convertible debt and outstanding options. These shares were excluded because their effect was antidilutive or the exercise price of stock options exceeded the average price of the Company's common stock for the period.


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

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

      The Company's joint venture partner has agreed to reimburse the Company that partner's proportionate share of any draws under the letter of credit or payments under the guarantees. The Company is holding cash collateral of $17.5 million to cover the partner's proportionate share of draws, if any, under the letter of credit and has included the corresponding liability of $17.5 million in accrued expenses.

      The Company currently expects that funds in excess of the additional $21.9 million will not be required to get the rigs through the sea and drilling trial stage and obtain their class certificates. Additional funds may, however, be required. Any additional funding is expected to be made by cash advances from the joint venture partners.

      The Pride Portland and Pride Rio de Janeiro are being built to operate under long-term contracts with Petrobras; however, Petrobras has given notice of cancellation of those contracts for late delivery. Based on current demand for deepwater drilling rigs, the Company believes that Petrobras or another customer will employ the Pride Portland and Pride Rio de Janeiro under new or amended contracts. There can be no assurance, however, that either the Pride Portland or the Pride Rio de Janeiro will be contracted to Petrobras or to any other customer. If no contract is obtained before the rigs are commissioned, the rigs will be stacked. In this case, the joint venture partners would need to advance further funds to the joint venture company to allow it to pay stacking costs (estimated to be approximately $1 million per rig per month) as well as principal and interest payments on the debt as they become due since the joint venture company would have no alternative source of funds to allow it to make such payments. The joint venture company made principal and interest payments totaling $3.6 million and $10.8 million in January and July 2004, respectively. The payments were funded by cash advances from the joint venture partners, of which the Company's share was 30%. Additional principal and interest payments of approximately $12.3 million are due in the fourth quarter of 2004. Principal and interest payments totaling approximately $45.1 million are due in 2005.

      If the joint venture company failed to cover its debt service requirements, a default would occur under the fixed rate notes guaranteed by MARAD. MARAD would then be entitled to foreclose on the mortgages related to the Pride Portland and the Pride Rio de Janeiro and take possession of the two rigs.

      As of September 30, 2004, the Company's investment in the joint venture was approximately $39.9 million, including capitalized interest of $8.2 million.

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

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

      In late August 2004, the Company was notified that certain of its subsidiaries have been named, along with other defendants, in several complaints that have been filed in the Circuit Courts of the State of Mississippi by approximately 327 persons that allege that they were employed by some of the named defendants between approximately 1965 and 1986. The complaints allege that certain drilling contractors used asbestos-containing products in offshore drilling operations, land based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability and claims under the Jones Act. The complaints name as defendants numerous other companies that are not affiliated with the Company, including companies that allegedly manufactured drilling related products containing asbestos that are the subject of the complaints. The plaintiffs seek, among other things, an award of unspecified compensatory and punitive damages. The Company has not yet had an opportunity to conduct sufficient discovery to determine the number of plaintiffs, if any, that were employed by Company subsidiaries or otherwise have any connection with the Company's drilling operations during the relevant period. The Company intends to defend itself vigorously and, based on the information available to the Company at this time, the Company does not expect the outcome of these lawsuits to have a material adverse effect on its financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these lawsuits.

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



      Historically, the Company reported a technical services segment which included its fixed-fee construction business, consulting services provided to customers, managing special periodic surveys and shipyard work for the Company's fleet. Due to the discontinuance of the Company's fixed-fee rig construction business, this business was classified as discontinued operations. The revenues and costs for engineering and management consulting services provided to the Company's customers are now included as part of its corporate and other activities for reporting purposes. The costs associated with managing special periodic surveys and shipyard work for the Company's fleet are now reported in the operating segment managing the rig. As a result, the Company no longer reports construction operations as a separate technical services segment.

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      The following table sets forth selected consolidated financial information of the Company by reporting segment:


                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                             SEPTEMBER 30,               SEPTEMBER 30,
                                         -----------------------   -------------------------
                                            2004       2003 (1)       2004        2003 (1)
                                         ----------   ----------   -----------   -----------
                                         (RESTATED)   (RESTATED)   (RESTATED)    (RESTATED)
                                                             (IN THOUSANDS)
Revenues:
  Eastern Hemisphere...................  $  142,898   $  179,309   $   426,657   $   470,529
  Western Hemisphere...................     118,106      105,579       343,940       280,632
  U.S. Gulf of Mexico..................      33,979       25,184        91,198        64,768
  Latin America Land...................      99,536       95,492       283,354       257,853
  E & P services.......................      40,772       32,873       108,060        90,036
  Corporate and other..................       1,148        1,743        10,933         4,100
                                         ----------   ----------   -----------   -----------
         Total.........................  $  436,439   $  440,180   $ 1,264,142   $ 1,167,918
                                         ==========   ==========   ===========   ===========
Earnings (loss) from operations:
  Eastern Hemisphere...................  $   37,446   $   67,393   $   116,181   $   154,025
  Western Hemisphere...................      31,215       30,560        83,803        79,807
  U.S. Gulf of Mexico..................          21       (9,820)       (6,603)      (34,088)
  Latin America Land...................       6,297        4,999        12,066        15,611
  E & P services.......................       5,507        4,033        10,033         7,838
  Corporate and other..................     (18,664)     (10,670)      (41,866)      (32,202)
                                         ----------   ----------   -----------   -----------
         Total.........................  $   61,822   $   86,495   $   173,614   $   190,991
                                         ==========   ==========   ===========   ===========



(1) The consolidated financial information by reporting segment for the three months and the nine months ended September 30, 2003 has been restated to reflect the Company's new reporting segments and to reflect the retroactive adoption of FIN No. 46R, "Consolidation of Variable Interest Entities."


Significant Customers

      Two customers collectively accounted for approximately 32.0% and 29.6% of consolidated revenues for the three-month and nine-month periods ended September 30, 2004, respectively. For the three-month and nine-month periods ended September 30, 2003, two customers collectively accounted for 28.8% and 26.0%, respectively, of consolidated revenues.

10. EMPLOYEE BENEFITS

      During the second quarter of 2004, the Company's board of directors authorized a modification of the Company's Supplemental Executive Retirement Plan (the "SERP") to change the benefits under the plan and to increase the number of executive officers eligible for the plan. During the third quarter of 2004, the Company entered into participation agreements with the eligible executive officers. The SERP is a non-qualified retirement plan that provides for benefits, to the extent vested, to be paid to the participating executive officer upon the officer's termination or retirement. The Company recognizes its estimated liability and the related compensation expense over the estimated service period of each officer.

11. OTHER CHARGES

      During the third quarter of 2004, the Company recognized charges related to executive severance costs of approximately $2.8 million due primarily to the severance of the Company's president in September 2004. These severance costs were included in general and administrative expenses.

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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


13. RESTATEMENT



      During 2004, the Company identified several matters that resulted in the restatement of amounts previously reported in the Company's financial statements for the years 1999 through 2003 in the Company's annual report on Form 10-K for the year ended December 31, 2004. In addition, certain disclosures in other notes to the consolidated financial statements have been restated to reflect the restatement adjustments. The matters consist of certain errors related primarily to transactions initially recorded in periods from 1999 to 2002, but affecting periods from 1999 through 2004. The errors relate to:



- Acquisition of Joint Venture Interest. In March 2001, the Company acquired the 73.6% interest that it did not already own in the joint venture that owned the Pride Carlos Walter and the Pride Brazil. At the time of the acquisition, the Company was negotiating to refinance the joint venture's debt; the refinancing was completed in November 2001. The Company recorded the acquired joint venture debt and the joint venture assets at the book value as recorded on the joint venture's books and records, as opposed to recording the assets and liabilities at their fair market value. In addition, when the joint venture debt was refinanced, certain costs associated with the retirement of the joint venture debt were inappropriately recorded as deferred financing costs of the new debt and amortized using a seven year life. As a result, interest expense was overstated by approximately $0.8 million for each of the three-month periods ended September 30, 2004 and 2003, and by approximately $2.4 million for each of the nine-month periods ended September 30, 2004 and 2003, and depreciation was understated by approximately $0.2 million per quarter.



- Depreciation of Certain Rigs Constructed or Acquired in 1999. In 1999, the Company completed construction of its two deepwater drillships, the Pride Africa and Pride Angola. During 2004, the Company enhanced its balance sheet reconciliation process and identified certain costs in its intercompany accounts and construction-in-process accounts that related to the construction period, which should have been included in fixed assets and depreciated beginning in 1999. Also in 1999, the Company, through a 51.0% owned joint venture, acquired the Pride Cabinda in a transaction whereby the Company funded 45.0% percent of the purchase price and entered into a lease agreement for the unfunded portion of the purchase price. The Company depreciated 45.0% of the book value of the Pride Cabinda and recorded the finance charges associated with the lease agreement as operating costs rather than recording and depreciating the full cost of the rig. The result of these errors was to understate depreciation expense by $0.1 million per quarter, understate interest expense and overstate operating expenses by approximately $0.1 million for the three months ended September 30, 2003, and by approximately $0.6 million for the nine months ended September 30, 2003, and overstate minority interest by $0.1 million per quarter.



- Rig Transfers. During 2004, the Company completed a review of depreciation expense and detected errors in the calculation of depreciation associated with rigs that were transferred between operating segments and had spent time in the shipyard before arriving at the new location. In each case, the Company had recorded an adjustment, after the rig re-entered service, to properly state the cumulative depreciation. These errors resulted in the overstatement (understatement) of depreciation for the three months ended September 30, 2003 and the nine-month periods ended September 30, 2004 and 2003 of approximately $(0.1) million, $0.7 million and $(0.8) million, respectively.



- Error in 2002 Tax Provision. During the fourth quarter of 2004, the Company received a tax assessment associated with a 2002 tax return and performed a review of the Company's provision for the item at issue with the tax

                            PRIDE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


authority. Based on this review, the Company determined that it had miscalculated the tax provision and related penalties and interest resulting in an understatement of tax expense for the three-month and nine-month periods ended September 30, 2004 and 2003 of $0.2 million, $0.2 million, $0.5 million and $0.6 million respectively.



- Adjustments to Certain Accounts Payable Accounts. During 2003, the Company completed the reconciliation of certain vendor accounts and determined that it had over-accrued certain invoices. The Company reversed this over-accrual in the fourth quarter of 2003 without considering the periods impacted by the over-accruals. The result of this error was to overstate operating expenses for the nine months ended September 30, 2003 by $13,000.



- Interest rate collars and caps. During the second and third quarters of 2003, the Company understated its losses by approximately $0.4 million and $0.7 million, respectively, on interest rate collars and caps associated with its senior secured term loan that was retired during the third quarter of 2004. These errors were corrected during the fourth quarter of 2003, which caused an overstatement of losses during the quarter.



- Accrued interest expense. During the third quarter of 2004, the Company understated the interest expense on its 7 3/8% Senior Notes by approximately $0.8 million. This error was corrected during the fourth quarter of 2004, which caused an overstatement of interest expense in the same amount during the quarter.



      The errors noted above, including the error in the 2002 tax provision, resulted in the overstatement (understatement) of the tax provision for the three-month and nine-month periods ended September 30, 2004 and 2003 of $0.1 million, $0.1 million, $(0.4) million and $43,000, respectively.



      The determination to restate these financial statements was approved by the audit committee of the Company's board of directors upon the recommendation of the Company's senior management.



      The following summarizes the effect of the restatements for each period:



                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                    ------------------    --------------------
                                                     2004        2003       2004        2003
                                                    -------    -------    --------    --------
Acquisition of joint venture interest............   $  (209)   $  (211)   $   (627)   $   (627)
Depreciation of certain rigs constructed
    or acquired in 1999..........................       (73)        59        (219)        364
Rig transfers....................................         -        (98)        673        (830)
Adjusted to certain accounts payable
    accounts.....................................         -          -           -          13
                                                    -------    -------    --------    --------
Net adjustments to earnings from operations......      (282)      (250)       (173)     (1,080)
Net adjustments to interest expense..............        11        (16)      1,594         676
Net adjustment to tax provision..................       126         68        (431)         43
Net adjustment to minority interest..............        92         92         276         276
                                                    -------    -------    --------    --------
Net adjustments to income from continuing
    operations...................................   $   (53)   $  (106)   $  1,266    $    (85)
                                                    =======    =======    ========    ========

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



SELECTED CONSOLIDATED STATEMENT OF OPERATIONS DATA:



                                             THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                                                2004                 2003                   2004                    2003
                                         ------------------  --------------------  ----------------------  -----------------------
                                            AS        AS        AS         AS          AS          AS          AS          AS
                                         REPORTED  RESTATED   REPORTED   RESTATED   REPORTED    RESTATED     REPORTED    RESTATED
                                         --------  --------  ---------  ---------  ----------  ----------   ----------  -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2004
Revenues...............................  $436,439  $436,439  $ 440,180  $ 440,180  $1,264,142  $1,264,142   $1,167,918  $ 1,167,918
Operating costs........................   285,020   285,020    277,797    277,665     835,910     835,910      755,071      754,475
Depreciation and amortization..........    66,329    66,611     63,625     64,007     198,833     199,006      185,776      187,452
Earnings from operations...............    62,104    61,822     86,745     86,495     173,787     173,614      192,071      190,991
Interest expense.......................   (31,213)  (31,202)   (32,505)   (32,521)    (91,729)    (90,135)    (101,071)    (100,395)
Income from continuing operations
 before income taxes and minority
 interest..............................     1,914     1,643     48,725     48,459      53,224      54,645       88,414       88,010
Income tax provision...................     9,229     9,103     11,786     11,718      38,448      38,879       27,980       27,937
Minority.interest......................     7,551     7,459      6,015      5,923      18,058      17,782       15,442       15,166
Income (loss) from continuing
 operations............................   (14,866)  (14,919)    30,924     30,818      (3,282)     (2,016)      44,992       44,907
Income (loss) on discontinued
 operations............................    (3,284)   (3,284)    (2,211)    (2,211)    (19,111)    (19,111)     (30,471)     (30,471)
Net earnings (loss)....................   (18,150)  (18,203)    28,713     28,607     (22,393)    (21,127)      14,521       14,436
Earnings (loss) per share:
 Basic
  Income (loss) from continuing
   operations..........................  $  (0.11) $  (0.11) $    0.23  $    0.23  $    (0.02) $    (0.02)  $     0.34  $      0.34
  Discontinued operations..............     (0.02)    (0.02)     (0.02)     (0.02)      (0.14)      (0.14)       (0.23)       (0.23)
  Net earnings (loss)..................     (0.13)    (0.13)      0.21       0.21       (0.16)      (0.16)        0.11         0.11
 Diluted
  Income (loss) from continuing
   operations..........................  $  (0.11) $  (0.11) $    0.20  $    0.20  $    (0.02) $    (0.02)  $     0.31  $      0.31
  Discontinued operations..............     (0.02)    (0.02)     (0.01)     (0.01)      (0.14)      (0.14)       (0.18)       (0.18)
  Net earnings (loss)..................     (0.13)    (0.13)      0.19       0.19       (0.16)      (0.16)        0.13         0.13



SELECTED CONSOLIDATED BALANCE SHEET DATA:



                                                 SEPTEMBER 30, 2004           DECEMBER 31, 2003
                                              -------------------------   -------------------------
                                              AS REPORTED   AS RESTATED   AS REPORTED   AS RESTATED
                                              -----------   -----------   -----------   -----------
                                                                 (IN THOUSANDS)
Total current assets......................... $   721,077   $   716,731   $   726,924   $   722,831
Property and equipment, net..................   3,349,408     3,367,109     3,446,331     3,463,300
Other assets, net............................      82,822        71,277       102,177        87,966
Total assets.................................   4,261,488     4,263,298     4,378,430     4,377,095
Accrued expenses.............................     208,020       208,839       261,055       260,150
Other long-term liabilities..................      33,726        36,597        54,423        56,811
Deferred income taxes........................      56,383        56,413        59,378        59,460
Minority interest............................     111,027       108,775       102,969       100,993
Retained earnings............................     422,488       422,830       444,881       443,957
Total liabilities and stockholders' equity...   4,261,488     4,263,298     4,378,430     4,377,095

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

      To the Stockholders and Board of Directors of Pride International, Inc.:


      We have reviewed the accompanying consolidated balance sheet of Pride International, Inc. and subsidiaries as of September 30, 2004, and the related consolidated statement of operations for the three-month and nine-month periods ended September 30, 2004 and 2003 and consolidated statement of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.


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



      As discussed in Note 13, the Company restated its consolidated interim financial statements as of September 30, 2004 and for each of the three-month and nine-month periods ended September 30, 2004 and 2003.


                                           PricewaterhouseCoopers LLP


Houston, Texas
November 2, 2004, except for the matters discussed in Note 2 and Note 13, as to which the date is March 25, 2005

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



RESTATEMENT



      We restated our consolidated financial information for 2003, 2002, 2001 and 2000 in our annual report on Form 10-K for the year ended December 31, 2004 to correct certain errors related primarily to transactions initially recorded in periods from 1999 to 2002, but affecting periods from 1999 through 2004. The errors relate to adjustments to the 2001 acquisition of the interest we did not own in the Pride Carlos Walter and Pride Brazil and the calculation of charges associated with the subsequent refinancing of the debt; under- and over-depreciation of certain rigs constructed or acquired in 1999; depreciation related to rig transfers; the recording of the foreign exchange calculation of the inventory valuation in Colombia in 1999; an error in a tax provision in 2002; a net gain reported in 2000 resulting from a casualty loss in 1999; and adjustments related to the reconciliation of certain accounts payable and the reclassification of certain finance charges. The cumulative effect of the errors resulted in an increase in loss from continuing operations for the three months ended September 30, 2004 of approximately $53,000, a decrease in income from continuing operations for the three months ended September 30, 2003 of approximately $105,000, a reduction of loss from continuing operations for the nine months ended September 30, 2004 of approximately $1.3 million, and a decrease in income from operations for the nine months ended September 30, 2003 of approximately $85,000. Please read note 13 of the notes to our unaudited consolidated financial statements for more information related to the restatement.



RECLASSIFICATION AND DISCONTINUED OPERATIONS



      The operating results also include the reclassification of certain costs from general and administrative to operating costs. We have also reclassified the results of our former Technical Services segment by classifying (a) our fixed-fee rig construction business as discontinued operations and (b) the remaining revenues and costs for Technical Services activities to our corporate and other segment. Please read notes 1 and 2 of the notes to our unaudited consolidated financial statements for more information related to the reclassifications.


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

      Drillships. Our two ultra-deepwater drillships, the Pride Africa and Pride Angola, are working under contracts that were extended in December 2003 by an aggregate of ten years at similar rates, commencing at the end of the contracts' current terms in June 2005 and May 2005, respectively. The Pride Africa and Pride Angola are scheduled to undergo their five-year special periodic survey in the fourth quarter of 2004 and first quarter of 2005, respectively. Each of the rigs is expected to be out of service for approximately 45 days during the special periodic survey.

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

TECHNICAL SERVICES

      The operations of the Technical Services segment are concentrated on completing the final of four rigs pursuant to lump-sum contracts to design, engineer, manage construction of and commission specialized drilling rigs for two of our significant customers. The first rig was completed and delivered in 2003, the second rig was completed and delivered in the second quarter of 2004, and the third rig was completed in the second quarter of 2004 and delivered early in the third quarter of 2004. The final rig is on location at the customer's platform construction site for integration into the unit. Our commissioning of the rig is expected to continue until the platform is completed and delivered in the first quarter of 2005.


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



      For the three-month periods and nine-month periods ended September 30, 2004 and 2003, we had a loss on discontinued operations of $3.3 million, $2.2 million, $19.1 million and $30.5 million, respectively. Sales revenues and operating costs decreased for the 2004 periods compared to the 2003 periods as the rigs' construction was nearer to completion.

RESULTS OF OPERATIONS


   The following table sets forth selected consolidated financial information by reporting segment for the periods presented:



                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                  SEPTEMBER 30,            SEPTEMBER 30,
                                2004       2003 (1)      2004      2003 (1)
                             -----------  ----------  ----------  ----------
                             (RESTATED)   (RESTATED)  (RESTATED)  (RESTATED)
                                             (IN THOUSANDS)
Revenues:
  Eastern Hemisphere......   $   142,898  $  179,309  $  426,657  $  470,529
  Western Hemisphere......       118,106     105,579     343,940     280,632
  U.S. Gulf of Mexico.....        33,979      25,184      91,198      64,768
  Latin America Land......        99,536      95,492     283,354     257,853
  E & P services..........        40,772      32,873     108,060      90,036
  Corporate and other.....         1,148       1,743      10,933       4,100
                             -----------  ----------  ----------  ----------
           Total..........   $   436,439  $  440,180  $1,264,142  $1,167,918
                             ===========  ==========  ==========  ==========

Earnings (loss) from
operations:
  Eastern Hemisphere......   $    37,446  $   67,393  $  116,181  $  154,025
  Western Hemisphere......        31,215      30,560      83,803      79,807
  U.S. Gulf of Mexico.....            21      (9,820)     (6,603)    (34,088)
  Latin America Land......         6,297       4,999      12,066      15,611
  E & P services..........         5,507       4,033      10,033       7,838
  Corporate and other.....       (18,664)    (10,670)    (41,866)    (32,202)
                             -----------  ----------  ----------  ----------
           Total..........   $    61,822  $   86,495  $  173,614  $  190,991
                             ===========  ==========  ==========  ==========


(1) The consolidated financial information by reporting segment for the three months and the nine months ended September 30, 2003 has been restated to reflect our new reporting segments and to reflect the retroactive adoption of FIN No. 46R, "Consolidation of Variable Interest Entities."

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003


      Revenues. Revenues for the three months ended September 30, 2004 decreased $3.7 million, or 0.1%, to $436.4 million as compared to the three months ended September 30, 2003. The decrease was primarily due to revenue declines in the Eastern Hemisphere segment due to the weak market for semisubmersible rigs and resulting lower dayrates. Additionally, the 2003 period included $27.6 million of up-front fees recognized over the terms of the contracts for our Kazakhstan land rigs. These decreases in revenues were partially offset by increased activity offshore Mexico in our Western Hemisphere segment, improved dayrates and utilization of the jackup and platform fleet in the U.S. Gulf of Mexico, improved rig activity in our Latin America Land segment and increased activity in our E&P Services segment due to increased utilization and pricing driven by stronger demand.



      Operating Costs. Operating costs for the three months ended September 30, 2004 increased $7.4 million, or 2.6%, to $285.0 million as compared to the three months ended September 30, 2003. The increase was due to increased activity offshore Mexico in our Western Hemisphere segment, improved utilization of the jackup and platform fleet in the U.S. Gulf of Mexico, and improved rig activity in our Latin America Land segment. These increases were offset, in part, by a decrease in the Eastern Hemisphere segment due to lower utilization resulting from the weak market for semisubmersible rigs.



      Depreciation and Amortization. Depreciation expense for the three months ended September 30, 2004 increased $2.6 million, or 4.1%, to $66.6 million as compared to the three months ended September 30, 2003, due principally to incremental depreciation on upgrades for rigs relocated to Mexico and to other rig refurbishments and upgrades in late 2003 and in 2004.

      General and Administrative. General and administrative expenses for the three months ended September 30, 2004 increased $7.5 million, or 60.4%, as compared to the three months ended September 30, 2003. The increase was due primarily to charges related to executive severance costs of $2.8 million due primarily to the severance of our President in September 2004, increased audit and other professional fees due to Sarbanes-Oxley Act compliance and other projects, and an increase in staffing due to an increase in business activity.



      Other Income (Expense). Other expense for the three months ended September 30, 2004 and 2003 was $60.2 million and $38.0 million, respectively. Other expense for the three months ended September 30, 2004 included $30.8 million of refinancing charges associated with the retirement of debt obligations as compared to $6.1 million of such charges for the three months ended September 30, 2003. Interest expense decreased by $1.3 million from the 2003 period to the 2004 period due principally to a reduction in the weighted average interest rate of our debt as a result of debt refinancings in the last half of 2003 and the first nine months of 2004. Other income, net in the three months ended September 30, 2004 and 2003 included miscellaneous income items offset, in part, by net foreign exchange losses.



      Income Tax Provision. Our consolidated effective income tax rate for the three months ended September 30, 2004 was 554.0% as compared to 24.2% for the corresponding period in 2003. The higher rate for the three months ended September 30, 2004 is principally because the debt refinancing charges reduced income without a proportional reduction in income taxes. We recorded the entire amount of the debt refinancing charges and the related tax benefit in the third quarter of 2004. The rate is also impacted by an increase in expected taxable income for 2004 in high effective tax rate countries in Latin America and lower net income in foreign jurisdictions with low or zero effective tax rates.



      Minority Interest. Minority interest in the three months ended September 30, 2004 increased $1.5 million, or 25.9%, as compared to the three months ended September 30, 2003, primarily due to the commencement of operations of the Kizomba A deepwater platform rig in November 2003, which is managed by a joint venture in Angola, and strong operating performance on the Pride Angola and the Pride Africa, which are owned and operated by a joint venture in Angola.


NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003


      Revenues. Revenues for the nine months ended September 30, 2004 increased $96.2 million, or 8.2%, to $1,264.1 million as compared to the nine months ended September 30, 2003. The increase was primarily due to increased activity offshore Mexico in our Western Hemisphere segment, improved dayrates and utilization of the jackup and platform rig fleets in the U.S. Gulf of Mexico, improved rig activity in our Latin America Land segment and the growth of the E&P Services segment due to increased utilization and pricing driven by stronger demand. These increases in revenues were partially offset by revenue declines in the Eastern Hemisphere due to the weak market for semisubmersible rigs and resulting lower dayrates. Additionally, the 2003 period included $42.5 million of up-front fees recognized over the terms of the contracts for our Kazakhstan land rigs.



      Operating Costs. Operating costs for the nine months ended September 30, 2004 increased $81.4 million, or 10.8%, to $835.9 million as compared to the nine months ended September 30, 2003. The increase was due primarily to increased activity offshore Mexico in our Western Hemisphere segment, improved utilization of the jackup and platform fleet in the U.S. Gulf of Mexico, improved rig activity in our Latin America Land segment, and the growth of the E&P Services segment. These increases in costs were partially offset by cost declines in the Eastern Hemisphere due to the lower utilization resulting from weak market for semisubmersible rigs.



      Depreciation and Amortization. Depreciation expense for the nine months ended September 30, 2004 increased $11.6 million, or 6.2%, to $199.0 million as compared to the nine months ended September 30, 2003. The increase was due primarily to incremental depreciation on upgrades for rigs relocated to Mexico and to other rig refurbishments and upgrades in late 2003 and in 2004.



      General and Administrative. General and administrative expenses for the nine months ended September 30, 2004 increased $18.0 million, or 51.4%, as compared to the nine months ended September 30, 2003. The increase was due primarily to increased audit and other professional fees due to Sarbanes-Oxley Act compliance and other projects, charges related to executive severance costs of $2.8 million due primarily to the severance of our President in September 2004, and an increase in staffing due to an increase in business activity.



      Other Income (Expense). Other expense for the nine months ended September 30, 2004 increased by $16.0 million as compared to the nine months ended September 30, 2003. Other expense for the nine months ended September 30, 2004 included $30.8 million of refinancing charges associated with the retirement of debt obligations as compared to $6.4 million of such charges for the nine months ended September 30, 2003. Interest expense decreased by $10.3 million from the 2003 period to the 2004 period due principally to a reduction in the weighted average interest rate of our debt as a result of debt refinancings in the last half of 2003 and the first nine months of 2004. Other expense, net in the nine months ended September 30, 2004 included $3.1 million of net foreign exchange losses, which were partially offset by miscellaneous income items. Other income, net in the corresponding period in 2003 included miscellaneous income items offset, in part, by net foreign exchange losses.



      Income Tax Provision. Our consolidated effective income tax rate for the nine months ended September 30, 2004, was 71.1% as compared to 31.7% for the same period in 2003. The higher rate for the nine months ended September 30, 2004 is a result of the factors discussed above for the three months ended September 30, 2004.


      We estimate that the 2004 effective income tax rate for the entire year will be approximately 60 to 65 percent. The effective tax rate for the full year is lower than for the first nine months of 2004 due primarily to the debt retirement charge in connection with the July refinancing transactions of approximately $30.8 million, before taxes, as described in note 3 of the notes to the consolidated financial statements included in Item 1 of this quarterly report. Since the debt retirement occurred in the third quarter of 2004, we recorded the entire amount of the charge and the related tax benefit in that quarter. This charge resulted in an unusually high effective tax rate in the third quarter and the first nine months of 2004 because it reduced income without a proportional reduction in income taxes. We are currently analyzing the effect of "The American Jobs Creation Act of 2004" enacted in October 2004 and any impact it may have on our effective income tax rate for 2004 and beyond.


      Minority Interest. Minority interest in the nine months ended September 30, 2004 increased $2.6 million, or 17.2%, as compared to the nine months ended September 30, 2003, primarily due to the commencement of operations of the Kizomba A deepwater platform rig in November 2003 and strong operating performance on the Pride Angola and the Pride Africa.


LIQUIDITY AND CAPITAL RESOURCES


      We had net working capital of $245.0 million and $79.9 million as of September 30, 2004 and December 31, 2003, respectively. Our working capital included a total of $97.4 million and $219.0 million of short-term borrowings and current portion of long-term debt and long-term lease obligations as of September 30, 2004 and December 31, 2003, respectively. The increase in net working capital was attributable primarily to reduction in 2004 of short-term borrowings and current maturities of long-term debt.


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

      Our joint venture partner has agreed to reimburse us its proportionate share of any draws under the letter of credit or payments under the guarantees. We are holding cash collateral of $17.5 million to cover the partner's proportionate share of draws, if any, under the letter of credit.

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

ITEM 4. CONTROLS AND PROCEDURES


      In connection with the original filing of our quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2004. In the course of this evaluation, management considered certain internal control areas in which we made changes to improve and enhance controls. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of September 30, 2004, our disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.



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



      In light of our decision to restate our financial statements and the identification of a material weakness, we carried out a further evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2004. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that, as a result of the material weakness, our disclosure controls and procedures were not effective, as of September 30, 2004, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.



      As disclosed in our annual report on Form 10-K for the year ended December 31, 2003 and our quarterly report on Form 10-Q for the quarter ended March 31, 2004, we made significant changes in our internal control over financial reporting in 2003 and through the date of those reports. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS*


+4.1 Credit Agreement dated July 7, 2004 by and among Pride Offshore, Inc., the guarantors named therein, the lenders party thereto, Calyon New York Branch and Natexis Banques Populaires, as issuing banks, Calyon and Natexis, as swingline lenders, Citicorp North America, Inc., as administrative agent, and Citibank, N.A., as collateral agent.


4.2 Indenture dated as of July 1, 2004 by and between Pride and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Pride's Registration Statement on Form S-4, File. No. 333-118104 (the "Registration Statement")).

4.3 First Supplemental Indenture dated as of July 7, 2004 by and between Pride and JPMorgan Chase Bank, as Trustee (incorporated by reference to
       Exhibit 4.2 to the Registration Statement).


+10.1  Supplemental Executive Retirement Plan, as amended and restated ("SERP").



+10.2 SERP Participation Agreement effective August 12, 2004 between Pride and John R. Blocker, Jr.



+10.3 SERP Participation Agreement effective August 12, 2004 between Pride and Paul A. Bragg.



+10.4 SERP Participation Agreement effective August 12, 2004 between Pride and John C. G. O'Leary.



+10.5 SERP Participation Agreement effective August 12, 2004 between Pride and Louis A. Raspino.



+10.6 First Amendment to Employment/Non-Competition/Confidentiality Agreement effective August 12, 2004 between Pride and John R. Blocker, Jr.



+10.7 First Amendment to Employment/Non-Competition/Confidentiality Agreement effective August 12, 2004 between Pride and Gary Casswell.



+10.8 Separation Agreement effective October 8, 2004 between Pride and John C.G. O'Leary (incorporated by reference to Exhibit 10.1 to Pride's Current Report on Form 8-K filed on October 14, 2004, File. No. 1-13289).



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

                                      PRIDE INTERNATIONAL, INC.

                                      By:     /s/ Douglas G. Smith
                                          ----------------------------
                                          DOUGLAS G. SMITH
                                          VICE PRESIDENT, CONTROLLER
                                          AND CHIEF ACCOUNTING OFFICER


Date: May 3, 2005

                                INDEX TO EXHIBITS



+4.1 Credit Agreement dated July 7, 2004 by and among Pride Offshore, Inc., the guarantors named therein, the lenders party thereto, Calyon New York Branch and Natexis Banques Populaires, as issuing banks, Calyon and Natexis, as swingline lenders, Citicorp North America, Inc., as administrative agent, and Citibank, N.A., as collateral agent.


4.2 Indenture dated as of July 1, 2004 by and between Pride and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Pride's Registration Statement on Form S-4, File. No. 333-118104 (the "Registration Statement")).

4.3 First Supplemental Indenture dated as of July 7, 2004 by and between Pride and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit
      4.2 to the Registration Statement).


+10.1 Supplemental Executive Retirement Plan, as amended and restated ("SERP").



+10.2 SERP Participation Agreement effective August 12, 2004 between Pride and
      John R. Blocker, Jr.



+10.3 SERP Participation Agreement effective August 12, 2004 between Pride and
      Paul A. Bragg.



+10.4 SERP Participation Agreement effective August 12, 2004 between Pride and
      John C. G. O'Leary.



+10.5 SERP Participation Agreement effective August 12, 2004 between Pride and
      Louis A. Raspino.



+10.6 First Amendment to Employment/Non-Competition/Confidentiality Agreement effective August 12, 2004 between Pride and John R. Blocker, Jr.



+10.7 First Amendment to Employment/Non-Competition/Confidentiality Agreement effective August 12, 2004 between Pride and Gary Casswell.



+10.8 Separation Agreement effective October 8, 2004 between Pride and John C.G.
      O'Leary (incorporated by reference to Exhibit 10.1 to Pride's Current Report on Form 8-K filed on October 14, 2004, File. No. 1-13289).



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



+     Previously filed.