Form 10-Q
period 2005-03-31
PRIDE INTERNATIONAL INC
filed 2005-05-10
CIK 833081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date.

Outstanding as of May 6, 2005
Common Stock, par value $.01 per share	158,065,062

PRIDE INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRIDE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET
(In thousands, except par values)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$45,633	$37,100
Restricted cash	9,800	9,917
Trade receivables, net	360,427	329,309
Parts and supplies, net	70,095	66,692
Other current assets	108,943	116,533

Total current assets	594,898	559,551

PROPERTY AND EQUIPMENT, net	3,210,502	3,281,848

OTHER ASSETS
Investments in and advances to affiliates	51,683	46,908
Goodwill	68,450	68,450
Other assets	88,113	81,567

Total other assets	208,246	196,925

	$4,013,646	$4,038,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$169,328	$162,602
Accrued expenses	192,923	214,843
Debt due within one year	58,339	48,481

Total current liabilities	420,590	425,926

OTHER LONG-TERM LIABILITIES	39,248	35,796
LONG-TERM DEBT, net of current portion	1,592,851	1,686,251
DEFERRED INCOME TAXES	66,637	60,984
MINORITY INTEREST	117,715	113,305
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 50,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 400,000 shares authorized; 139,878 and 136,998 shares issued; 139,498 and 136,629 shares outstanding	1,399	1,370
Paid-in capital	1,328,484	1,277,157
Treasury stock, at cost	(4,631)	(4,409)
Deferred compensation	(7,302)	(1,499)
Accumulated other comprehensive income	1,834	2,945
Retained earnings	456,821	440,498

Total stockholders’ equity	1,776,605	1,716,062

	$4,013,646	$4,038,324

The accompanying notes are an integral part of the consolidated financial statements.

PRIDE INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
REVENUES	$466,161	$403,675
OPERATING COSTS, excluding depreciation and amortization	323,268	273,690
DEPRECIATION AND AMORTIZATION	65,142	65,946
GENERAL AND ADMINISTRATIVE, excluding depreciation and amortization	19,567	12,598
GAIN ON SALE OF ASSETS, net	(11,703)	(121)

EARNINGS FROM OPERATIONS	69,887	51,562
OTHER INCOME (EXPENSE)
Interest expense	(24,997)	(29,809)
Interest income	349	307
Other expense, net	(1,360)	(1,427)

Total other expense, net	(26,008)	(30,929)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	43,879	20,633
INCOME TAX PROVISION	23,127	10,128
MINORITY INTEREST	4,429	5,845

INCOME FROM CONTINUING OPERATIONS	16,323	4,660
LOSS ON DISCONTINUED OPERATIONS	—	(10,560)

NET EARNINGS (LOSS)	$16,323	$(5,900)

EARNINGS (LOSS) PER SHARE
Basic
Income from continuing operations	$0.12	$0.03
Discontinued operations	—	(0.08)

Net earnings (loss)	$0.12	$(0.05)

Diluted
Income from continuing operations	$0.11	$0.03
Discontinued operations	—	(0.07)

Net earnings (loss)	$0.11	$(0.04)

SHARES USED IN PER SHARE CALCULATIONS
Basic	137,685	135,542
Diluted	158,648	138,094

The accompanying notes are an integral part of the consolidated financial statements.

PRIDE INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
OPERATING ACTIVITIES
Net earnings (loss)	$16,323	$(5,900)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities –
Depreciation and amortization	65,142	65,946
Discount amortization on debt instruments	46	13
Amortization and write-offs of deferred financing costs	2,461	1,763
Gain on sale of assets	(11,703)	(121)
Tax benefit of non-qualified stock options	8,214	235
Deferred income taxes	3,632	(14,261)
Minority interest	4,429	5,845
Stock based compensation	531	—
Changes in assets and liabilities
Trade receivables	(31,118)	8,611
Parts and supplies	(3,403)	(2,391)
Other current assets	7,379	(3,750)
Other assets	(7,293)	3,692
Accounts payable	8,178	(9,911)
Accrued expenses	(21,643)	7,538
Other liabilities	3,870	(5,740)

Net cash provided by operating activities	45,045	51,569

INVESTING ACTIVITIES
Purchases of property and equipment	$(26,878)	$(35,289)
Proceeds from dispositions of property and equipment	41,829	182
Investments in and advances to affiliates	(4,794)	(1,787)

Net cash provided by (used in) investing activities	10,157	(36,894)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,309	1,535
Proceeds from exercise of stock options	34,063	1,662
Proceeds from borrowings	86,000	214,770
Repayments of borrowings	(168,136)	(256,816)
Debt finance costs	(22)	—
Decrease (increase) in restricted cash	117	(4,048)

Net cash used in financing activities	(46,669)	(42,897)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,533	(28,222)
CASH AND CASH EQUIVALENTS, beginning of period	37,100	69,134

CASH AND CASH EQUIVALENTS, end of period	$45,633	$40,912

The accompanying notes are an integral part of the consolidated financial statements.

PRIDE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. General

Principles of Consolidation and Reporting

     The unaudited consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Pride International, Inc. (the “Company” or “Pride”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Unless the context indicates otherwise, references to the “Company” or “Pride” include Pride International, Inc. and its wholly owned and majority-owned subsidiaries.

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

Comprehensive Income

     Comprehensive income is the change in the Company’s equity from all transactions except those resulting from investments by or distributions to owners. Comprehensive income (loss) was as follows:

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Net earnings (loss)	$16,323	$(5,900)
Foreign currency translation loss, net	(1,111)	(882)

Comprehensive income (loss)	$15,212	$(6,782)

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

PRIDE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     The following table illustrates, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123” the effect on net earnings (loss) and net earnings (loss) per share as if the fair value based method of accounting prescribed by SFAS No. 123 had been applied to stock-based compensation. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

	Three Months Ended
	March 31,
	2005	2004
	(In thousands, except
	per share amounts)
Net earnings (loss), as reported	$16,323	$(5,900)
Add: Stock-based compensation included in reported net earnings (loss), net of tax	345	—
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(4,155)	(3,382)

Pro forma net earnings (loss)	$12,513	$(9,282)

Net earnings (loss) per share:
Basic – as reported	$0.12	$(0.05)
Basic – pro forma	$0.09	$(0.07)
Diluted – as reported	$0.11	$(0.04)
Diluted – pro forma	$0.09	$(0.07)

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”. SFAS 123R requires that companies expense the value of employee stock options and similar awards and will be effective for the Company’s share-based awards that are granted, modified, or settled in cash beginning January 1, 2006. The Company will recognize compensation cost for the unamortized portion of outstanding and unvested share-based payment awards as of January 1, 2006 and previously measured under SFAS 123 and disclosed on a pro forma basis. The costs will be measured at fair value on the awards’ grant date based on the expected number of awards that are expected to vest. The compensation cost will be recognized as awards vest including the related tax effects. SFAS 123R provides for three transition methods including two prospective methods and a retrospective method. The Company is in the process of determining the amount of the charge it will recognize for the cumulative effect of adopting SFAS 123R on January 1, 2006. The adoption of SFAS 123R will have a material impact on the Company’s consolidated results of operations and earnings per share as a result of recognizing expense for the value of awards under its employee stock option plans.

Restricted Stock

     During the three-month periods ended March 31, 2005 and 2004, the Company awarded a total of 315,040 and 125,000 restricted shares, respectively, to its non-employee directors and certain key employees pursuant to the Company’s stockholder-approved incentive plans. The Company recorded deferred compensation as a reduction of stockholders’ equity based on the closing price of the Company’s common stock on the date of the awards. The deferred compensation is being recognized as compensation expense ratably over the applicable vesting period. During the three months ended March 31, 2005, the Company recognized $0.5 million of compensation expense related to restricted stock awards. In January 2005, 10,780 shares were surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to the key employees.

PRIDE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Common stock issued upon conversion of debt	$1,452	$—

Reclassifications

     Certain reclassifications have been made to prior periods to conform to the current period presentation.

2. Discontinued Operations

     In 2001 and 2002, the Company entered into fixed-fee contracts to design, engineer, manage construction of and commission four deepwater platform drilling rigs for installation on spars and tension-leg platforms. The first rig was completed and delivered in 2003, and the remaining three rigs were completed and delivered in 2004.

     For the three months ended March 31, 2004, the Company recorded a loss of $21.3 million relating to the construction of the rigs. The loss principally consisted of additional commissioning costs for the rigs, the costs of settling certain commercial disputes with equipment vendors and other sub-contractors and revised estimates for other cost items. As of December 31, 2004, the cumulative losses recorded on the projects were $125.7 million. During the fourth quarter of 2004, the Company discontinued this business and does not currently intend to enter into additional business of this nature. Accordingly, the Company has reported its fixed-fee rig construction business as discontinued operations on the Company’s consolidated statement of operations.

     The operating results of the discontinued fixed-fee construction business were as follows:

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Sales revenue	$1,348	$29,890
Operating costs	1,348	51,193

Loss from discontinued fixed-fee construction operations	—	(21,303)
Income tax benefit	—	(10,743)

Loss on discontinued operations	$—	$(10,560)

3. Debt

Short-Term Borrowings

     As of March 31, 2005, the Company had agreements with several banks for uncollateralized short-term lines of credit totaling $29.7 million (substantially all of which are uncommitted), primarily denominated in U.S. dollars. These facilities renew periodically and bear interest at variable rates based on LIBOR. As of March 31, 2005, $2.3 million was outstanding under these facilities and $27.4 million was available for borrowings.

PRIDE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Debt

     Long-term debt consisted of the following:

	March 31,	December 31,
	2005	2004
	(In thousands)
Senior secured term loan	$208,500	$279,250
7 3/8% Senior Notes due 2014, net of discount	497,491	497,445
2 1/2% Convertible Senior Notes Due 2007	298,548	300,000
3 1/4% Convertible Senior Notes Due 2033	300,000	300,000
Drillship loans	266,615	270,525
Semisubmersible loans	70,908	77,939
Capital lease obligations	6,834	7,279

	1,648,896	1,732,438
Current portion of long-term debt	56,045	46,187

Long-term debt, net of current portion	$1,592,851	$1,686,251

Debt due within one year consisted of the following:

Short-term borrowings	$2,294	$2,294
Current portion of long-term debt	56,045	46,187

Debt due within one year	$58,339	$48,481

Senior Secured Term Loan and Senior Secured Revolving Credit Facilities

     In July 2004, the Company entered into senior secured credit facilities consisting of a $300 million term loan and a $500 million revolving credit facility. Borrowings under the revolving credit facility are available for general corporate purposes. The Company may obtain up to $100 million of letters of credit under the facility. As of March 31, 2005, there were no borrowings and $35.3 million of letters of credit outstanding under the revolving credit facility and $208.5 million outstanding under the term loan. Amounts drawn under the senior secured facilities bear interest at variable rates based on LIBOR plus a margin or prime rate plus a margin. The interest rate margin will vary based on the Company’s leverage ratio, except that the LIBOR margin for the term loan is fixed at 1.75%. As of March 31, 2005, the interest rate on the term loan was approximately 4.5%, and availability under the revolving credit facility was approximately $464.7 million.

     During the three months ended March 31, 2005, the Company made prepayments on its senior secured term loan totaling $70.0 million and recognized a charge of $1.1 million to write-off deferred finance costs resulting from the prepayments.

     As of March 31, 2004, $9.8 million of the Company’s cash balances, which amount is included in restricted cash, consists of funds held in trust in connection with the Company’s drillship loans. The Company intends to procure the release of the funds held in trust by obtaining an equivalent letter of credit in favor of the trustee as permitted by the related loan agreement.

     In March 2005, the Company issued a notice to redeem all outstanding 2 1/2% convertible senior notes due 2007 on April 25, 2005. As of March 31, 2005, there was $298.6 million aggregate principal amount of the notes outstanding. Substantially all of the notes outstanding as of March 31, 2005 were subsequently converted into approximately 18.1 million shares of the Company’s common stock (based on a conversion rate of 60.5694 shares of common stock per $1,000 principal amount of notes, or $16.51 per share). The Company redeemed the remaining $31,000 principal amount of notes on the redemption date.

4. Income Taxes

     The Company’s consolidated effective income tax rate for continuing operations for the three months ended March 31, 2005 was 52.7% as compared to 49.1% for the corresponding period in 2004. The higher rate in 2005

PRIDE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

was principally the result of an increase in U.S. tax on certain foreign earnings, including a gain on the sale of the Pride Ohio.

     FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted in October 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Management expects to complete its evaluation by the fourth quarter of 2005. The income tax effects cannot reasonably be estimated at this time, and therefore the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

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

     The following table presents information to calculate basic and diluted income from continuing operations per share:

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Income from continuing operations	$16,323	$4,660
Interest expense on convertible debentures and notes	2,296	—
Income tax benefit	(804)	—

Income from continuing operations – as adjusted	$17,815	$4,660

Weighted average shares outstanding	137,685	135,542
Convertible debentures and notes	18,143	—
Stock options	2,820	2,552

Adjusted weighted average shares outstanding	158,648	138,094

     The calculation of diluted weighted average shares outstanding for the three months ended March 31, 2005 and 2004 excludes 11.7 million and 33.8 million common shares, respectively, issuable pursuant to convertible debt, and 0.3 million and 2.5 million common shares, respectively, issuable pursuant to outstanding stock options. These shares were excluded as their effect was anti-dilutive or the exercise price of stock options exceeded the average price of the Company’s common stock for the period.

6. Investment in Joint Venture

     The Company has a 30.0% equity interest in a joint venture company that owns two dynamically-positioned, deepwater semisubmersible drilling rigs, the Pride Portland and the Pride Rio de Janeiro. The Pride Portland is currently in Curacao undergoing final commissioning, and the Pride Rio de Janeiro has received a three-month contract to operate in Brazil beginning in May 2005. The joint venture company has financed the cost of construction of these rigs through equity contributions and fixed rate notes, with repayment of the notes guaranteed by the United States Maritime Administration (“MARAD”). The notes are non-recourse to any of the joint venture owners, except that, in order to make available an additional $21.9 million under the MARAD-guaranteed notes to fund the project through the sea and drilling trial stage for each rig, the Company has provided:

•	a $25.0 million letter of credit to secure principal and interest payments due under the notes, the payment of

PRIDE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company’s joint venture partner has agreed to reimburse to the Company that partner’s proportionate share of any draws under the letter of credit or payments under the guarantees. At March 31, 2005, the Company held cash collateral of $10.4 million to cover the partner’s proportionate share of draws, if any, under the letter of credit and of payments, if any, under the Company’s guarantees, and has included the corresponding liability of $10.4 million in accrued expenses.

      The Company has entered into memoranda of agreement for five-year contracts for each of the Pride Rio de Janeiro and the Pride Portland to operate in Brazil, and the Company is working with the customer to complete the final terms and conditions of the contracts. The Company also is currently negotiating with its joint venture partner regarding management agreements for the rigs to service the drilling contracts. The Company expects that, under the management agreements with the joint venture company, substantially all of the cash flows from the operations of the Pride Rio de Janeiro and the Pride Portland will be paid to the joint venture in the form of lease payments. In addition, the agreements are expected to require the joint venture to provide the Company with working capital necessary to operate the rigs, to fund capital improvements to the rigs and to fund any cash deficits incurred. No assurance can be given that the Company will execute the management agreements with the joint venture company or that any such agreements will be on favorable terms. If the Company failed to complete the management agreements or was otherwise unable to deliver the rigs, the Company may be in default under the memoranda of agreement, and the customer may be able to cancel the drilling contracts and could seek other remedies against the Company under Brazilian law. The Pride Rio de Janeiro currently is performing a one-well contract for another customer.

      If the drilling contracts for the rigs are not completed or are cancelled, the rigs will be stacked at a cost of approximately $1 million per month per rig. In the event that the joint venture company does not generate sufficient funds from operations to finance its costs and its debt service obligations, the joint venture partners would, if they choose to maintain the joint venture, need to advance further funds to the joint venture company since the joint venture company would have no alternative source of funds to allow it to make such payments. The joint venture company made principal and interest payments totaling approximately $28.7 million during 2004. The payments were funded by cash advances from the joint venture partners, of which the Company’s share was 30.0%. Principal and interest payments totaling approximately $45.1 million are due in 2005. If the joint venture company failed to cover its debt service requirements, a default would occur under the fixed rate notes guaranteed by MARAD. MARAD would then be entitled to draw down the entire amount of the letter of credit, exercise remedies under the Company’s return guarantee to MARAD, foreclose on the mortgages related to the Pride Portland and the Pride Rio de Janeiro and take possession of the two rigs. As of March 31, 2005, the Company’s investment in the joint venture was approximately $50.7 million, including capitalized interest of $8.8 million.

     The Company provides management services to the joint venture company for the Pride Portland and the Pride Rio de Janeiro. During the three months ended March 31, 2005 and 2004, the Company recognized revenues of approximately $5.1 million and $2.4 million, respectively, for such services, which approximated costs incurred by the Company to provide such services.

PRIDE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Segment Information

     The following table sets forth selected consolidated financial information of the Company by reporting segment:

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Revenues:
Eastern Hemisphere	$143,872	$142,971
Western Hemisphere	109,169	109,161
U.S. Gulf of Mexico	50,221	27,020
Latin America Land	111,872	88,960
E & P Services	50,634	34,224
Corporate and Other	393	1,339

Total	$466,161	$403,675

Earnings (loss) from operations:
Eastern Hemisphere	$39,972	$38,213
Western Hemisphere	17,288	22,020
U.S. Gulf of Mexico	7,516	(4,527)
Latin America Land	13,564	1,443
E & P Services	5,783	2,840
Corporate and Other	(14,236)	(8,427)

Total	$69,887	$51,562

     Significant Customers

     For the three months ended March 31, 2005, one customer accounted for approximately 15% of consolidated revenues and is included in the Latin America Land, Western Hemisphere and E&P Services segments, and an additional customer accounted for approximately 11% of consolidated revenue and is included in the Western Hemisphere segment. For the three months ended March 31, 2004, one customer accounted for approximately 15% of consolidated revenues and is included in the Western Hemisphere segment; one customer accounted for approximately 15% of consolidated revenue and is included in the Western Hemisphere, Latin America Land and E&P Services segments; one customer accounted for approximately 11% of consolidated revenues and is included in the Eastern Hemisphere and U.S. Gulf of Mexico segments; and one customer accounted for approximately 10% of consolidated revenues and is included in the Eastern Hemisphere segment.

8. Commitments and Contingencies

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

PRIDE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

effect on its financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these lawsuits.

     The Company is routinely involved in other litigation, claims and disputes incidental to its business, which at times involves claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the existing litigation will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, a substantial settlement payment or judgment in excess of the Company’s accruals could have a material adverse effect on its consolidated financial position, results of operations or cash flows.

9. Asset Sales

     During the first quarter of 2005, one of the Company’s foreign subsidiaries sold a jackup rig, the Pride Ohio, and received approximately $40 million in cash, resulting in a gain on the sale of approximately $11.3 million. The proceeds were used to repay debt. Also during the first quarter of 2005, the Company entered into agreements to sell the tender-assisted barge rigs Piranha and Ile de Sein. The sale of the Piranha closed in April 2005 and the Company is working to complete the closing conditions for the sale of the Ile de Sein, which is anticipated to be complete late in the second quarter or early in the third quarter of 2005. Total proceeds for the two rigs are expected to be approximately $50 million in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion and analysis in conjunction with the accompanying unaudited consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2004. The following information contains forward-looking statements. Please read “Forward-Looking Statements” below for a discussion of certain limitations inherent in such statements. Please also read “Risk Factors” in Item 1 of our annual report for a discussion of certain risks facing our company.

Overview

     We provide contract drilling and related services to oil and gas companies worldwide, operating both offshore and on land. As of March 31, 2005, we operated a global fleet of 290 rigs, including two ultra-deepwater drillships, 12 semisubmersible rigs, 29 jackup rigs, 20 tender-assisted, barge and platform rigs and 227 land-based drilling and workover rigs.

     We have five principal segments: Eastern Hemisphere, which comprises our offshore and land drilling activity in Europe, Africa, the Middle East, Southeast Asia, Russia and Kazakhstan; Western Hemisphere, which comprises our offshore drilling activity in Latin America, currently Brazil, Mexico and Venezuela; U.S. Gulf of Mexico, which comprises our U.S. offshore platform and jackup rig fleets; Latin America Land; and E&P Services.

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

     We are continuing to focus our efforts on reducing debt, managing cash flow and evaluating our assets to increase return on invested capital. During the first quarter of 2005, one of our foreign subsidiaries sold a jackup rig, the Pride Ohio, and received approximately $40 million in cash, which we used to repay debt. Also during the first quarter of 2005, we entered into agreements to sell the tender-assisted barge rigs Piranha and Ile de Sein. The sale of the Piranha closed in April 2005, and we are working to complete the closing conditions for the sale of the Ile de Sein, which is anticipated to be complete late in the second quarter or early in the third quarter of 2005. Total proceeds for the two rigs are expected to be approximately $50 million in cash.

     In March 2005, we issued a notice to redeem all of our outstanding 2 1/2% convertible senior notes due 2007 on April 25, 2005. As of March 31, 2005, there was $298.6 million aggregate principal amount of the notes outstanding. Substantially all of the notes outstanding as of March 31, 2005 were subsequently converted into approximately 18.1 million shares of our common stock, and we redeemed the remaining $31,000 principal amount of notes on the redemption date.

Segment Review

Eastern Hemisphere

     As of March 31, 2005, our Eastern Hemisphere segment comprised two ultra-deepwater drillships, five semisubmersible rigs, six jackup rigs, six tender assisted and barge rigs, 15 land rigs and three rigs managed for other parties.

     Drillships. The two ultra-deepwater drillships Pride Africa and Pride Angola are working under contracts that were extended in December 2003 by an aggregate of ten years at similar rates, commencing at the end of the contracts’ current terms in June 2005 and May 2005, respectively. The Pride Angola is expected to be out of service for approximately 45 days during the second quarter of 2005 undergoing its five-year special periodic survey.

     Semisubmersibles. The Eastern Hemisphere market for semisubmersible rigs continued to improve during the first quarter of 2005. The Pride South Pacific was contracted at a substantially higher dayrate beginning in December 2004 through mid-April 2005. The Pride South Pacific is expected to be out of service for approximately 60 days during the second quarter of 2005 to undergo its five-year special periodic survey, after which the rig is contracted to work offshore West Africa at a higher dayrate through the end of 2005. Following the completion of the current contract for the Pride North America in September 2005, the rig will complete a one-well option with a previous customer at an increased dayrate. After completing the one-well option, the Pride North America will mobilize to the Mediterranean for a two-year contract at a substantially higher dayrate, with operations expected to commence in late 2005 or early 2006. The Pride North Sea, operating offshore Libya, began a new contract in October 2004 for a period of 330 days. During the fourth quarter of 2004, we transferred the previously idle Pride Venezuela from the Western Hemisphere to the Eastern Hemisphere for a 300-day contract offshore Libya that started in January 2005. The Pride South Seas was mobilized from Mexico to South Africa in the first quarter of 2005 to begin a one-year contract in July 2005, following its special periodic survey. We believe the improving market conditions for semisubmersibles will continue in 2005 as development drilling commences on a number of major oil discoveries, particularly in the deepwater markets, thereby tightening the rig supply and increasing dayrates throughout the segment.

     Jackups. The market for jackups is currently improving. The Pride Montana operating offshore Saudi Arabia began a new three-year contract in June 2004. The Pride North Dakota completed its work in Nigeria in November 2004 and, following the completion of a special periodic survey, scheduled upgrades and maintenance, is to begin a new three-year contract offshore Saudi Arabia in May 2005. The Pride Pennsylvania is working under a long-term contract expiring in June 2006. The jackup rig Pride Cabinda is working offshore Angola under a long-term contract expiring in August 2005, and we have agreed to extend the contract at a moderately increased dayrate. The Pride Rotterdam, an accommodation unit, is working in the North Sea under a contract that expires in March 2006 and will undergo a special periodic survey in May 2005.

     Other Rigs. The Pride Ivory Coast started its new contract in March 2005 after a delay due to civil disruption. In addition, during the first quarter of 2005, we had nearly full utilization of the five land rigs working in Chad, one rig operating in France and one rig operating in Pakistan. One of our two large land rigs in Kazakhstan worked throughout the 2004 drilling season and is currently earning standby rates. The other rig in Kazakhstan and the remaining six Eastern Hemisphere land rigs are currently idle.

Western Hemisphere

     As of March 31, 2005, our Western Hemisphere segment comprised seven semisubmersible rigs, 13 jackup rigs, three platform rigs, two lake barge rigs and two managed rigs. While the current Western Hemisphere market for intermediate water-depth semisubmersible rigs is strengthening, we have experienced stronger demand in the Eastern Hemisphere. As a result, we mobilized the Pride Venezuela to Libya in the fourth quarter of 2004 and the Pride South Seas to South Africa in the first quarter of 2005.

     We expect revenues and earnings from operations for our Western Hemisphere segment to be slightly lower in 2005 than in 2004 due primarily to fewer rigs being in service as a result of the transfer of the Pride South Seas from Mexico to South Africa and the Pride Mississippi from Mexico to the U.S. Gulf of Mexico, and from scheduled downtime for platform rigs between contracts in Mexico. We are expecting better utilization of the Pride South Atlantic offshore Brazil. We are currently working with the customer to complete the final terms and conditions of five-year contracts for both the Pride Rio de Janeiro and the Pride Portland at dayrates expected to exceed the rates for the Pride Carlos Walter and the Pride Brazil. During the first quarter of 2005, we received a three-month drilling contract for the Pride Rio de Janeiro beginning in May 2005. The timing and terms under which the Pride Portland and the Pride Rio de Janeiro are contracted could have a significant impact on our results.

U.S. Gulf of Mexico

     As of March 31, 2005, our rig fleet in the U.S. Gulf of Mexico segment consisted of 10 jackup rigs and nine platform rigs. Additionally, we commenced management operations in July 2004 and September 2004 of two high specification deepwater platform rigs owned by the customers. Demand for drilling services in the U.S. Gulf of Mexico continued to improve, resulting in higher revenue and income from operations. Market conditions also have improved due to the reduction in the supply of rigs as a number of rigs left the U.S. Gulf of Mexico for other markets.

     In response to the improved rate environment that has existed in the U.S. Gulf of Mexico since the third quarter of 2004, we have reactivated a number of idle jackup rigs in our U.S. Gulf of Mexico fleet and currently have all of our available rigs under contract, including the Pride Mississippi, which was recently mobilized from Mexico and began a new contract in February 2005. We expect revenues and operating margins from our U.S. Gulf of Mexico operations in 2005 to exceed those for 2004 due to the additional number of rigs working and improved dayrates. Although current market conditions in the U.S. Gulf of Mexico have been steadily improving, the U.S. Gulf of Mexico is still primarily a spot market characterized by short-term contracts, and market conditions can change rapidly.

     We currently have five of our platform rigs working. We are currently evaluating the marketing opportunities and the related cost to repair a rig that sustained damage from Hurricane Ivan in September 2004.

Latin America Land

     As of March 31, 2005, our Latin America Land segment comprised 212 land drilling and workover rigs in Argentina, Bolivia, Brazil, Colombia, Ecuador, Mexico and Venezuela. During the first quarter of 2005, we experienced high levels of activity, particularly in Argentina, which resulted in higher pricing and utilization.

     The outlook for our Latin America Land segment remains positive for the remainder of 2005. We expect high levels of activity in Argentina, Venezuela and Bolivia. We expect Colombia’s business activity to remain steady, but we expect very little activity in Ecuador.

E&P Services

     During 2004 and the first quarter of 2005, business activity and revenues continued to increase due to increased activity in Mexico, Brazil and Venezuela as well as to a high level of integrated services work in Argentina and Brazil. We anticipate our E&P Services segment will maintain its high level of business activity in 2005 in all of its business lines with improving margins in pumping and directional services, as well as integrated services projects.

Results of Operations

     The following table sets forth selected consolidated financial information by reporting segment for the periods indicated.

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Revenues:
Eastern Hemisphere	$143,872	$142,971
Western Hemisphere	109,169	109,161
U.S. Gulf of Mexico	50,221	27,020
Latin America Land	111,872	88,960
E & P Services	50,634	34,224
Corporate and Other	393	1,339

Total	$466,161	$403,675

Earnings (loss) from operations:
Eastern Hemisphere	$39,972	$38,213
Western Hemisphere	17,288	22,020
U.S. Gulf of Mexico	7,516	(4,527)
Latin America Land	13,564	1,443
E & P Services	5,783	2,840
Corporate and Other	(14,236)	(8,427)

Total	$69,887	$51,562

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     Revenues. Revenues for the three months ended March 31, 2005 increased $62.5 million, or 15.5%, to $466.2 million as compared to the three months ended March 31, 2004. The increase was due principally to our managed rigs, improving dayrates and the operation of two additional jackup rigs in our U.S. Gulf of Mexico segment, increased utilization and higher pricing in our Latin America Land segment driven by stronger demand, and increased activity in our E&P Services segment. Revenues for our Eastern Hemisphere segment for the three months ended March 31, 2005 were comparable to the three months ended March 31, 2004 as the decrease in revenue related to the sale of two jackups and a jackup being in the shipyard for upgrade and its special periodic survey was offset by the increased utilization and dayrates on the semisubmersible fleet and increased revenue from the managed platform rigs. Revenues for our Western Hemisphere segment were consistent for the three months ended March 31, 2005 and 2004 as the reduction in revenues due to the mobilization of a semisubmersible and a jackup to other segments was offset by increased utilization in the semisubmersible fleet and increased billings to the joint venture that owns the Pride Rio de Janeiro and Pride Portland.

     Operating Costs. Operating costs for the three months ended March 31, 2005 increased $49.6 million, or 18.1%, to $323.3 million as compared to the three months ended March 31, 2004. Operating costs for our Eastern Hemisphere segment increased due principally to the increased utilization of the semisubmersible fleet including the Pride Venezuela and increased costs from the managed platform rigs. Operating costs for our Western Hemisphere segment increased due principally to our managed rigs, including higher costs for the Pride Rio de Janeiro. Operating costs for our U.S. Gulf of Mexico segment increased due principally to our managed rigs and to the operation of two additional jackup rigs. Additionally, operating costs increased due to increased utilization in our Latin America Land segment driven by stronger demand, and increased activity in our E&P Services segment. Operating costs as a percentage of revenues were 69.3% and 67.8% for the three-month periods ended March 31, 2005 and 2004, respectively. The increase in operating costs as a percentage of revenues was due principally to an increase in the amount of operations performed on managed rigs that are not owned by us.

     Depreciation and Amortization. Depreciation expense for the three months ended March 31, 2005 decreased $0.8 million, or 1.2%, to $65.1 million as compared to the three months ended March 31, 2004, due principally to the sales of rigs during the fourth quarter of 2004 and the first quarter of 2005, and the impairment charges of $24.9 million recognized during the fourth quarter of 2004.

     General and Administrative. General and administrative expenses for the three months ended March 31, 2005 increased $7.0 million, or 55.3%, to $19.6 million as compared to the three months ended March 31, 2004, due principally to increased audit and professional fees due to Sarbanes-Oxley Act compliance and other projects of approximately $3.2 million, and increased compensation costs due to increased staffing.

     Other Income (Expense). Other expense for the three months ended March 31, 2005 decreased by $4.9 million, or 15.9%, as compared to the three months ended March 31, 2004. Interest expense decreased by $4.8 million due principally to the reduction of debt and in the weighted average interest rate of our debt as a result of debt refinancings. The 2005 period included a charge of $1.1 million to write-off deferred finance costs as a result of prepayment of the senior secured term loan. Other expense, net for the three months ended March 31, 2005 and 2004 consisted principally of net foreign exchange losses.

     Income Tax Provision. Our consolidated effective income tax rate for continuing operations for the three months ended March 31, 2005 was 52.7% as compared to 49.1% for the three months ended March 31, 2004. The higher rate in 2005 was principally the result of an increase in U.S. tax on certain foreign earnings, including a gain on the sale of the Pride Ohio.

     The Financial Accounting Standards Board’s Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted in October 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Management expects to complete its evaluation by the fourth quarter of 2005. The income tax effects cannot reasonably be estimated at this time, and therefore we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

     Minority Interest. Minority interest for the three months ended March 31, 2005 decreased $1.4 million, or 24.2%, as compared to the three months ended March 31, 2004. The decrease was principally due to lower income from our drillship joint venture resulting from increased interest expense on the joint venture’s debt, which was increased and refinanced in April 2004.

Liquidity and Capital Resources

     At March 31, 2005, we had cash and cash equivalents of $45.6 million and borrowing availability under our senior secured revolving credit facility of $464.7 million. As of March 31, 2005 and December 31, 2004, we had working capital of $174.3 and $133.6 million, respectively. The increase in working capital was due principally to an increase in accounts receivable due to the timing of collections of certain significant customers.

     We were able to reduce the total of our long-term debt and lease obligations and short-term borrowings by approximately $83.5 million from December 31, 2004 to March 31, 2005 as a result of cash flow from operations and proceeds from asset sales and stock option exercises.

     In March 2005, we issued a notice to redeem all of our outstanding 2 1/2% convertible senior notes due 2007 on April 25, 2005. As of March 31, 2005, there was $298.6 million aggregate principal amount of the notes outstanding. Substantially all of the notes outstanding as of March 31, 2005 were subsequently converted into approximately 18.1 million shares of our common stock, and we redeemed the remaining $31,000 principal amount of notes on the redemption date.

Credit Facilities

     We currently have senior secured credit facilities with a group of banks and institutional lenders, consisting of a term loan maturing in July 2011 and a $500.0 million revolving credit facility maturing in July 2009. Borrowings under the revolving credit facility are available for general corporate purposes. We may obtain up to $100.0 million of letters of credit under the revolving credit facility. As of March 31, 2005, there were no borrowings and $35.3 million of letters of credit outstanding under the revolving credit facility and $208.5 million outstanding under the term loan. Amounts drawn under the senior secured facilities bear interest at variable rates based on LIBOR plus a margin or prime rate plus a margin. The interest rate margin varies based on our leverage ratio, except that the LIBOR margin for the term loan is fixed at 1.75%. As of March 31, 2005, the interest rate on the term loan was approximately 4.5%, and availability under the revolving credit facility was approximately $464.7 million.

Asset Sales

     We consider from time to time opportunities to dispose of certain assets or groups of assets when we believe the capital could be more effectively deployed to reduce debt or for other purposes. During the first quarter of 2005, one of our foreign subsidiaries sold a jackup rig, the Pride Ohio, and received approximately $40 million cash. Proceeds from this transaction were used to repay debt. Also during the first quarter of 2005, we entered into agreements to sell the tender-assisted barge rigs Piranha and Ile de Sein. The sale of the Piranha closed in April 2005, and we are working to complete the closing conditions for the sale of the Ile de Sein, which is anticipated to be complete late in the second quarter or early in the third quarter of 2005. Total proceeds for the two rigs are expected to be approximately $50 million in cash.

Capital Expenditures

     Additions to property and equipment during the three months ended March 31, 2005 totaled $26.3 million and primarily related to replacement equipment, upgrades and refurbishments. Capital expenditures for the remainder of 2005 are currently expected to total approximately $158 million.

Contractual Obligations

     As of March 31, 2005, we had approximately $4.0 billion in total assets and $1.6 billion of long-term debt and lease obligations. As of March 31, 2005, after giving effect to the conversion and redemption of our 2 1/2% convertible senior notes due 2007, we would have had $1.3 billion of long-term debt and lease obligations. Although we do not expect that our level of total indebtedness will have a material adverse impact on our financial position, results of operations or liquidity in future periods, it may limit our flexibility in certain areas. Please read “Risk Factors — Our significant debt levels and debt agreement restrictions may limit our liquidity and flexibility in obtaining additional financing and in pursuing other business opportunities” in Item 1 of our annual report on Form 10-K for the year ended December 31, 2004.

     For additional information about our contractual obligations as of December 31, 2003, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations” in Item 7 of our annual report. Except with respect to the conversion and redemption of all outstanding 2 1/2% convertible senior notes due 2007 described above, there have been no material changes to such disclosure regarding our contractual obligations made in the annual report.

Investment in Joint Venture

     We own a 30.0% equity interest in a joint venture company that owns two dynamically-positioned, deepwater semisubmersible drilling rigs, the Pride Portland and the Pride Rio de Janeiro. The Pride Portland is currently in Curacao undergoing final commissioning, and the Pride Rio de Janeiro has received a three-month contract to operate in Brazil beginning in May 2005.

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

     Our joint venture partner has agreed to reimburse to us that partner’s proportionate share of any draws under the letter of credit or payments under the guarantees. At March 31, 2005, we held cash collateral of $10.4 million to cover the partner’s proportionate share of draws, if any, under the letter of credit and of payments, if any, under our guarantees.

     The rigs have completed the sea and drilling trial stage and have obtained their class certificates, and we are seeking to have our related guarantee released by MARAD. Accordingly, we currently do not expect that funds in excess of the additional $21.9 million will be required under the completion guarantee.

     We have entered into memoranda of agreement for five-year contracts for each of the Pride Rio de Janeiro and the Pride Portland to operate in Brazil, and we are working with the customer to complete the final terms and conditions of the contracts. We also are currently negotiating with our joint venture partner regarding management agreements for the rigs to service the drilling contracts. We expect that, under the management agreements with the joint venture company, substantially all of the cash flows from the operations of the Pride Rio de Janeiro and the Pride Portland will be paid to the joint venture in the form of lease payments. In addition, the agreements are expected to require the joint venture to provide us with working capital necessary to operate the rigs, to fund capital improvements to the rigs and to fund any cash deficits incurred. We can give no assurance that we will execute the management agreements with the joint venture company or that any such agreements will be on favorable terms. If we failed to complete the management agreements or were otherwise unable to deliver the rigs, we may be in default under the memoranda of agreement, and the customer may be able to cancel the drilling contracts and could seek other remedies against us under Brazilian law. The Pride Rio de Janeiro currently is performing a one-well contract for another customer.

      If the drilling contracts for the rigs are not completed or are cancelled, the rigs will be stacked at a cost of approximately $1 million per month per rig. In the event that the joint venture company does not generate sufficient funds from operations to finance its costs and its debt service obligations, the joint venture partners would, if they choose to maintain the joint venture, need to advance further funds to the joint venture company since the joint venture company would have no alternative source of funds to allow it to make such payments. The joint venture company made principal and interest payments totaling approximately $28.7 million during 2004. The payments were funded by cash advances from the joint venture partners, of which our share was 30.0%. Principal and interest payments totaling approximately $45.1 million are due in 2005. If the joint venture company failed to cover its debt service requirements, a default would occur under the fixed rate notes guaranteed by MARAD. MARAD would then be entitled to draw down the entire amount of the letter of credit, exercise remedies under our return guarantee to MARAD, foreclose on the mortgages related to the Pride Portland and the Pride Rio de Janeiro and take possession of the two rigs. As of March 31, 2005, our investment in the joint venture was approximately $50.7 million, including capitalized interest of $8.8 million.

Other Sources and Uses of Cash

     As of March 31, 2005, $9.8 million of our cash balances, which amount is included in restricted cash, consisted of funds held in trust in connection with our drillship loans. We intend to procure the release of the funds held in trust by obtaining an equivalent letter of credit in favor of the trustee as permitted by the related loan agreement. We believe that the cash and cash equivalents on hand, together with the cash generated from our operations and borrowings under our credit facilities, will be adequate to fund normal ongoing capital expenditures, working capital and debt service requirements for the foreseeable future.

     We may redeploy additional assets to more active regions if we have the opportunity to do so on attractive terms. From time to time, we have one or more bids outstanding for contracts that could require significant capital expenditures and mobilization costs. We expect to fund project opportunities primarily through a combination of cash, cash flow from operations and borrowings under our revolving credit facility.

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

     As of May 6, 2005, affiliated funds of First Reserve Corporation owned approximately 6.0 million shares of our common stock, or approximately 3.8% of our outstanding common stock as of that date. The funds have demand registration rights with respect to those shares. In lieu of effecting a demand registration for those shares, we could issue a like number of shares under our “shelf” registration statement and use the proceeds to repurchase the shares held by the funds at the same price we receive for our issuance. Certain of the funds are approaching their liquidation in accordance with their partnership agreements. Based on discussions with representatives of the funds, we expect that, depending upon market prices, the funds may sell all or a substantial portion of their shares during the second or third quarter of 2005, and we may be requested to conduct such an offering or effect a demand registration in connection with those sales. The registration rights are provided in a shareholders agreement between us and the First Reserve funds. The shareholders agreement is more fully described in our proxy statement for our 2005 annual stockholders meeting. Effective April 22, 2005, the date on which the funds first owned an aggregate of less than 5% of the outstanding shares of our common stock, the respective covenants and agreements of the funds and of us contained in the shareholders agreement, other than the registration rights, are no longer operative.

     In addition to the matters described in this “— Liquidity and Capital Resources” section, please read “—Segment Review” for additional matters that may have a material impact on our liquidity.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123R, “Share-Based Payment.” SFAS 123R requires that companies expense the value of employee stock options and similar awards and will be effective for our share-based awards that are granted, modified, or settled in cash beginning January 1, 2006. We will recognize compensation cost for the unamortized portion of outstanding and unvested share-based payment awards as of January 1, 2006 and previously measured under SFAS 123 and disclosed on a pro forma basis. The costs will be measured at fair value on the awards’ grant date based on the expected number of awards that are expected to vest. The compensation cost will be recognized as awards vest including the related tax effects. SFAS 123R provides for three transition methods including two prospective methods and a retrospective method. We are in the process of determining the amount of the charge we will recognize for the cumulative effect of adopting SFAS 123R on January 1, 2006. The adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share as a result of recognizing expense for the value of awards under our employee stock option plans.

Forward-Looking Statements

     This quarterly report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included in this quarterly report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

•	market conditions, expansion and other development trends in the contract drilling industry;

•	our ability to enter into new contracts for our rigs and future utilization rates and contract rates for rigs;

•	future capital expenditures and investments in the construction, acquisition and refurbishment of rigs (including the amount and nature thereof and the timing of completion thereof);

•	estimates of warranty claims and cash flows with respect to our lump-sum rig construction projects;

•	future asset sales;

•	completion of drilling contracts with the customer for, and the related management agreements with the joint venture company owning, the Pride Rio de Janeiro and the Pride Portland;

•	repayment of debt;

•	utilization of net operating loss carryforwards;

•	business strategies;

•	expansion and growth of operations;

•	future exposure to currency devaluations or exchange rate fluctuations;

•	expected outcomes of legal and administrative proceedings and their expected effects on our financial position, results of operations and cash flows;

•	future operating results and financial condition; and

•	the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

     We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including those described under “Business — Risk Factors” in Item 1 of our annual report on Form 10-K for year ended December 31, 2004 and the following:

•	general economic business conditions;

•	prices of oil and gas and industry expectations about future prices;

•	cost overruns related to turnkey contracts;

•	foreign exchange controls and currency fluctuations;

•	political stability in the countries in which we operate;

•	the business opportunities (or lack thereof) that may be presented to and pursued by us;

•	changes in laws or regulations;

•	the validity of the assumptions used in the design of our disclosure controls and procedures; and

•	our ability to implement in a timely manner internal control procedures necessary to allow our management to report on the effectiveness of our internal control over financial reporting or to determine that our internal control over financial reporting will be effective as of December 31, 2005.

     Most of these factors are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in these statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our annual report on Form 10-K for the year ended December 31, 2004. There have been no material changes to the disclosure regarding our exposure to certain market risks made in the annual report. For additional information regarding our long-term debt, see Note 3 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this quarterly report.

Item 4. Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. In the course of the evaluation, management considered the material weakness in our internal control over financial reporting and other internal control matters discussed below. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as a result of the material weakness discussed below, our disclosure controls and procedures were not effective, as of March 31, 2005, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act. To address the material weakness, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this quarterly report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

     In connection with the preparation of our annual report on Form 10-K for the year ended December 31, 2004, management assessed the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2004 as more fully described in Item 9A of our annual report. Based on that assessment, management identified a material weakness in our internal controls. We did not maintain effective controls over the communication among operating, functional and accounting departments of financial and other business information that is important to the period-end financial reporting process, including the specifics of non-routine and non-systematic transactions. Contributing factors included the large number of manual processes utilized during the period-end financial reporting process and an insufficient number of accounting and finance personnel to, in a timely manner, (1) implement extensive structural and procedural system and process initiatives during 2004, (2) perform the necessary manual processes and (3) analyze non-routine and non-systematic transactions. The material weakness resulted in errors that required the restatement of our consolidated financial statements for 2003 and 2002, the first three quarterly periods in 2004 and all quarterly periods in 2003. In connection with the restatement, we have filed amendments to our 2004 quarterly reports on Form 10-Q. In addition, as a result of the material weakness, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that (1) our disclosure controls and procedures were not effective, as of December 31, 2004, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) we did not maintain effective internal control over financial reporting as of December 31, 2004 based on criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.

     As more fully described in our 2004 annual report, we made significant changes in our internal control over financial reporting in 2004 and through the date of that report, and our management continues to spend a significant amount of time and effort to improve our control environment. Although the actions described below that we have taken have significantly improved our internal control environment and substantially increased the likelihood of our identifying the non-routine and non-systematic transactions that caused the restatement indicated above, many of our initiatives to improve our internal controls were either recently initiated or being further refined and enhanced as of March 31, 2005. As a result, they were not considered effective in remediating the material weakness as of that date. The actions we have taken include, among others:

•	continuing to enhance our corporate accounting, tax, internal audit and treasury functions by creating and filling several new positions; and

•	further developing the corporate human resource function that began in 2004 by hiring a Senior Vice President — Human Resources.

     We also have implemented several process changes that have continued to improve our regular communications channels, including, among others:

•	establishing a management executive committee and holding formally scheduled regular meetings to discuss company-wide activities, strategy, plans and risks to our company;

•	increasing the level of communications between members of our senior management and members of our board of directors to discuss key activities, plans, current risks and key accounting and internal control issues;

•	holding formally scheduled regular meetings of corporate officers, division vice presidents, division finance managers and other key managers to discuss financial and operating results and forecasts, business development activities, business plans and strategy and safety matters of each division;

•	streamlining the regular period-end financial and internal control certifications by country and finance managers and corporate managers that include, among others, specific descriptions of non-routine and non-systematic transactions and events;

•	conducting regular conference calls among our division finance managers, country finance managers and corporate accounting staff to review current transactions and events described in the periodic financial and internal control certifications; and

•	implementing a formalized corporate current transactions and events review process to identify and resolve items that may have a financial reporting impact.

     Except as described above and in our 2004 annual report, there were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table presents information regarding our purchases of shares of our common stock on a monthly basis during the first quarter of 2005. We did not have at any time during the quarter, and currently do not have, a share repurchase program in place.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares That May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased (1)	Paid per Share	Programs	Programs
January 1 - 31, 2005	10,780	$20.55	N/A	N/A
February 1 - 28, 2005	—	—	N/A	N/A
March 1 - 31, 2005	—	—	N/A	N/A

Total	10,780	$20.55	N/A	N/A

(1)	Represents the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our stockholder-approved long-term incentive plan.

Item 5. Other Information

     From time to time, certain of our foreign subsidiaries operate in countries subject to sanctions and embargoes imposed by the U.S. government and the United Nations and countries identified by the U.S. government as state sponsors of terrorism, such as Iran and Libya. From April 2002 through February 2005, one of those subsidiaries operated a jackup rig, the Pride Ohio, in Iranian waters. The subsidiary sold the rig and novated the related drilling contract to a third party in February 2005 and is providing transitional services, including crews, to the purchaser until June 2005. In addition, one of our foreign subsidiaries has operated a semisubmersible rig, the Pride North Sea, offshore Libya since January 2003, and in January 2005 we commenced a contract for the semisubmersible rig Pride Venezuela offshore Libya. Iran continues to be subject to sanctions and embargoes imposed by the U.S. government and identified by the U.S. government as a state sponsor of terrorism. Libya currently is not subject to economic sanctions imposed by the U.S. government, but continues to be identified as a state sponsor of terrorism. In May 2004, we received a request for information from the U.S. Department of Treasury’s Office of Foreign Assets Control regarding our involvement in the business activities of certain of our foreign subsidiaries in Libya and Iran, and we provided information pursuant to that request in July 2004.

     Although the sanctions and embargoes identified above do not prohibit our foreign subsidiaries from completing existing contracts or from entering into new contracts to provide drilling services in such embargoed countries, they do prohibit us and our domestic subsidiaries, as well as employees of our foreign subsidiaries who are U.S. citizens, from participating in, approving or otherwise facilitating any aspect of the business activities in those countries. These constraints on our ability to have U.S. persons, including our senior management, provide managerial oversight and supervision may negatively affect the financial or operating performance of such business activities.

Item 6. Exhibits*

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and the Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Pride and its subsidiaries are parties to several debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIDE INTERNATIONAL, INC.

By:	/s/ Douglas G. Smith

Douglas G. Smith
Vice President, Controller and
Chief Accounting Officer

Date: May 10, 2005

INDEX TO EXHIBITS

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and the Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002