Form 10-Q
period 2005-06-30
PRIDE INTERNATIONAL INC
filed 2005-08-03
CIK 833081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date.

Outstanding as of July 31, 2005
Common Stock, par value $.01 per share	158,444,592

PRIDE INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRIDE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
(In thousands, except par values)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$33,929	$37,100
Restricted cash	9,848	9,917
Trade receivables, net	397,434	329,309
Parts and supplies, net	72,006	66,692
Other current assets	109,323	116,533

Total current assets	622,540	559,551

PROPERTY AND EQUIPMENT, net	3,182,034	3,281,848

OTHER ASSETS
Investments in and advances to affiliates	58,732	46,908
Goodwill	68,450	68,450
Other assets	91,724	81,567

Total other assets	218,906	196,925

	$4,023,480	$4,038,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$191,194	$162,602
Accrued expenses	234,059	214,843
Debt due within one year	54,828	48,481

Total current liabilities	480,081	425,926

OTHER LONG-TERM LIABILITIES	49,137	35,796
LONG-TERM DEBT, net of current portion	1,206,221	1,686,251
DEFERRED INCOME TAXES	77,627	60,984
MINORITY INTEREST	121,944	113,305
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 50,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 400,000 shares authorized; 158,647 and 136,998 shares issued; 158,261 and 136,629 shares outstanding	1,586	1,370
Paid-in capital	1,682,439	1,277,157
Treasury stock, at cost	(4,725)	(4,409)
Deferred compensation	(5,207)	(1,499)
Accumulated other comprehensive income	2,382	2,945
Retained earnings	411,995	440,498

Total stockholders’ equity	2,088,470	1,716,062

	$4,023,480	$4,038,324

The accompanying notes are an integral part of the consolidated financial statements.

PRIDE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2005	2004
REVENUES	$477,352	$424,028
OPERATING COSTS, excluding depreciation and amortization	330,560	277,200
DEPRECIATION AND AMORTIZATION	64,539	66,449
GENERAL AND ADMINISTRATIVE, excluding depreciation and amortization	30,348	20,392
LOSS (GAIN) ON SALE OF ASSETS, net	2,600	(243)

EARNINGS FROM OPERATIONS	49,305	60,230
OTHER INCOME (EXPENSE)
Interest expense	(22,357)	(29,124)
Interest income	305	780
Other income, net	2,691	483

Total other expense, net	(19,361)	(27,861)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	29,944	32,369
INCOME TAX PROVISION	23,627	19,648
MINORITY INTEREST	4,229	4,478

INCOME FROM CONTINUING OPERATIONS	2,088	8,243
LOSS ON DISCONTINUED OPERATIONS, net of tax	—	(5,267)

NET EARNINGS	$2,088	$2,976

EARNINGS PER SHARE
Basic
Income from continuing operations	$0.01	$0.06
Discontinued operations	—	(0.04)

Net earnings	$0.01	$0.02

Diluted
Income from continuing operations	$0.01	$0.06
Discontinued operations	—	(0.04)

Net earnings	$0.01	$0.02

SHARES USED IN PER SHARE CALCULATIONS
Basic	153,990	135,681
Diluted	156,617	137,435
The accompanying notes are an integral part of the consolidated financial statements.

PRIDE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
REVENUES	$943,513	$827,703
OPERATING COSTS, excluding depreciation and amortization	653,828	550,890
DEPRECIATION AND AMORTIZATION	129,681	132,395
GENERAL AND ADMINISTRATIVE, excluding depreciation and amortization	49,915	32,990
GAIN ON SALE OF ASSETS, net	(9,103)	(364)

EARNINGS FROM OPERATIONS	119,192	111,792
OTHER INCOME (EXPENSE)
Interest expense	(47,354)	(58,933)
Interest income	654	1,087
Other income (expense), net	1,331	(944)

Total other expense, net	(45,369)	(58,790)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	73,823	53,002
INCOME TAX PROVISION	46,754	29,776
MINORITY INTEREST	8,658	10,323

INCOME FROM CONTINUING OPERATIONS	18,411	12,903
LOSS ON DISCONTINUED OPERATIONS, net of tax	—	(15,827)

NET EARNINGS (LOSS)	$18,411	$(2,924)

EARNINGS (LOSS) PER SHARE
Basic
Income from continuing operations	$0.13	$0.10
Discontinued operations	—	(0.12)

Net earnings (loss)	$0.13	$(0.02)

Diluted
Income from continuing operations	$0.12	$0.09
Discontinued operations	—	(0.11)

Net earnings (loss)	$0.12	$(0.02)

SHARES USED IN PER SHARE CALCULATIONS
Basic	146,076	135,611
Diluted	148,800	137,782
The accompanying notes are an integral part of the consolidated financial statements.

PRIDE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
OPERATING ACTIVITIES
Net earnings (loss)	$18,411	$(2,924)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities –
Depreciation and amortization	129,681	132,395
Discount amortization on debt instruments	94	27
Amortization and write-offs of deferred financing costs	4,480	3,787
Gain on sale of assets	(9,103)	(364)
Tax benefit of non-qualified stock options	9,139	964
Deferred income taxes	14,737	(1,370)
Minority interest	8,658	10,323
Equity in earnings of affiliates	(426)	—
Stock based compensation	3,113	81
Changes in assets and liabilities
Trade receivables	(68,125)	(33,208)
Parts and supplies	(5,314)	4,543
Other current assets	5,114	(9,926)
Other assets	(13,971)	15,669
Accounts payable	14,094	(31,718)
Accrued expenses	20,025	2,179
Other liabilities	13,977	(16,201)

Net cash provided by operating activities	144,584	74,257

INVESTING ACTIVITIES
Purchases of property and equipment	$(69,039)	$(74,349)
Proceeds from dispositions of property and equipment	61,518	1,283
Investments in and advances to affiliates	(11,398)	(2,251)

Net cash used in investing activities	(18,919)	(75,317)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	124,898	1,537
Proceeds from exercise of stock options	43,617	2,751
Proceeds from borrowings	179,750	680,047
Repayments of borrowings	(353,559)	(685,947)
Repayments of joint venture partner debt	—	(10,000)
Debt finance costs	(22)	(3,079)
Repurchase of common stock	(123,589)	—
Decrease (increase) in restricted cash	69	(8,961)

Net cash used in financing activities	(128,836)	(23,652)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,171)	(24,712)
CASH AND CASH EQUIVALENTS, beginning of period	37,100	69,134

CASH AND CASH EQUIVALENTS, end of period	$33,929	$44,422

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
Comprehensive Income
     Comprehensive income is the change in the Company’s equity from all transactions except those resulting from investments by or distributions to owners. Comprehensive income (loss) was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Net earnings (loss)	$2,088	$2,976	$18,411	$(2,924)
Foreign currency translation gain (loss), net	548	(866)	(563)	(1,748)

Comprehensive income (loss)	$2,636	$2,110	$17,848	$(4,672)

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

PRIDE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     The following table illustrates, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123” the effect on net earnings (loss) and net earnings (loss) per share as if the fair value based method of accounting prescribed by SFAS 123 had been applied to stock-based compensation. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except		(In thousands, except
	per share amounts)		per share amounts)
Net earnings (loss), as reported	$2,088	$2,976	$18,411	$(2,924)
Add: Stock-based compensation included in reported net earnings (loss), net of tax	1,678	—	2,023	—
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(5,167)	(3,450)	(9,322)	(6,623)

Pro forma net earnings (loss)	$(1,401)	$(474)	$11,112	$(9,547)

Net earnings (loss) per share:
Basic — as reported	$0.01	$0.02	$0.13	$(0.02)
Basic — pro forma	$(0.01)	$0.00	$0.08	$(0.07)
Diluted — as reported	$0.01	$0.02	$0.12	$(0.02)
Diluted — pro forma	$(0.01)	$0.00	$0.08	$(0.07)
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”. SFAS 123R requires that companies expense the value of employee stock options and similar awards and will be effective for the Company’s share-based awards that are granted, modified, or settled in cash beginning January 1, 2006. The Company will recognize compensation cost for the unamortized portion of outstanding and unvested share-based payment awards as of January 1, 2006 and previously measured under SFAS 123 and disclosed on a pro forma basis. The costs will be measured at fair value on the awards’ grant date based on the expected number of awards that are expected to vest. The compensation cost will be recognized as awards vest and will include the related tax effects. SFAS 123R provides for three transition methods including two prospective methods and a retrospective method. The Company is in the process of determining the amount of the charge it will recognize for the cumulative effect of adopting SFAS 123R on January 1, 2006. The adoption of SFAS 123R is expected to have a material impact on the Company’s consolidated results of operations and earnings per share as a result of recognizing expense for the value of awards under its employee stock option plans.
Restricted Stock
     During the six-month periods ended June 30, 2005 and 2004, the Company awarded a total of 315,040 and 138,800 restricted shares, respectively, to its non-employee directors and certain key employees pursuant to the Company’s stockholder-approved incentive plans. The Company recorded deferred compensation as a component of stockholders’ equity based on the closing price of the Company’s common stock on the date of the awards. The deferred compensation is being recognized as compensation expense ratably over the applicable vesting period. During the six-month period ended June 30, 2005, the Company recognized $2.6 million of compensation expense related to restricted stock awards. The six-month period ended June 30, 2005 included a charge of approximately $1.6 million due to the accelerated vesting of 92,290 shares of restricted stock related to the termination of the employment of certain key employees and the retirement of a director. For the six months ended June 30, 2005, the Company recorded the surrender of 15,780 shares (including 5,000 shares that pertained to the fourth quarter of 2004) that were surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to key employees.

PRIDE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Cash Flow Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Common stock issued upon conversion of debt	$298,517	$—	$299,969	$—
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
     For the three-month and six-month periods ended June 30, 2004, the Company recorded a pretax loss of $10.5 million and $31.8 million, respectively, relating to the construction of the rigs. The losses principally consisted of additional commissioning costs for the rigs, the costs of settling certain commercial disputes and renegotiations of commercial terms with shipyards, equipment vendors and other sub-contractors, completion issues at the shipyard constructing the final two rigs and revised estimates for other cost items. As of December 31, 2004, the cumulative losses recorded on the projects were $125.7 million. During the fourth quarter of 2004, the Company discontinued this business and does not currently intend to enter into additional business of this nature. Accordingly, the Company has reported its fixed-fee rig construction business as discontinued operations on the Company’s consolidated statement of operations.
     The operating results of the discontinued fixed-fee construction business were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Sales revenue	$—	$22,330	$1,348	$52,220
Operating costs	—	32,840	1,348	84,033

Loss from discontinued fixed-fee construction operations	—	(10,510)	—	(31,813)
Income tax benefit	—	(5,243)	—	(15,986)

Loss on discontinued operations	$—	$(5,267)	$—	$(15,827)

3. Debt
Short-Term Borrowings
     As of June 30, 2005, the Company had agreements with several banks for uncollateralized short-term lines of credit totaling $28.1 million (substantially all of which are uncommitted), primarily denominated in U.S. dollars. These facilities renew periodically and bear interest at variable rates based on LIBOR. As of June 30, 2005, $2.3 million was outstanding under these facilities and $25.8 million was available for borrowings.

PRIDE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Long-Term Debt
Long-term debt consisted of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)
Senior secured term loan	$125,000	$279,250
Senior secured revolving credit facility	7,000	—
7 3/8% Senior Notes due 2014, net of discount	497,539	497,445
2 1/2% Convertible Senior Notes Due 2007	—	300,000
3 1/4% Convertible Senior Notes Due 2033	300,000	300,000
Drillship loans	257,477	270,525
Semisubmersible loans	71,363	77,939
Capital lease obligations	376	7,279

	1,258,755	1,732,438
Current portion of long-term debt	52,534	46,187

Long-term debt, net of current portion	$1,206,221	$1,686,251

Debt due within one year consisted of the following:

Short-term borrowings	$2,294	$2,294
Current portion of long-term debt	52,534	46,187

Debt due within one year	$54,828	$48,481

     In July 2004, the Company entered into senior secured credit facilities consisting of a $300 million term loan and a $500 million revolving credit facility. Borrowings under the revolving credit facility are available for general corporate purposes. The Company may obtain up to $100 million of letters of credit under the facility. As of June 30, 2005, there were $7.0 million of borrowings and $10.3 million of letters of credit outstanding under the revolving credit facility and $125.0 million outstanding under the term loan. Amounts drawn under the senior secured facilities bear interest at variable rates based on LIBOR plus a margin or prime rate plus a margin. The interest rate margin varies based on the Company’s leverage ratio, except that the LIBOR margin for the term loan is fixed at 1.75%. As of June 30, 2005, the interest rate on the term loan was approximately 4.9% and the interest rate on the revolving credit facility was approximately 6.3%. Availability under the revolving credit facility was approximately $482.7 million.
     During the six months ended June 30, 2005, the Company made prepayments on its senior secured term loan totaling $154.3 million and recognized charges totaling $2.1 million to write-off deferred finance costs resulting from the prepayments.
     As of June 30, 2005, the Company had $9.8 million of restricted cash consisting of funds held in trust in connection with the Company’s drillship loans.
     During March and April 2005, holders of the Company’s 2 1/2% convertible senior notes due 2007 converted substantially all of the $300.0 million outstanding principal amount of the notes into approximately 18.2 million shares of the Company’s common stock (based on a conversion rate of 60.5694 shares of common stock per $1,000 principal amount of notes, or $16.51 per share). The Company redeemed the remaining $31,000 principal amount of notes on April 25, 2005.
4. Income Taxes
     The Company’s consolidated effective income tax rate for continuing operations for the three months ended June 30, 2005 was 78.9% as compared to 60.7% for the corresponding period in 2004. The higher rate in 2005 was principally the result of an increase in U.S. tax on certain foreign earnings, including the taxable gain on the sale of the Piranha and the limitation on deductibility of executive compensation severance payments.

PRIDE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     For the six months ended June 30, 2005, the consolidated effective income tax rate for continuing operations was 63.3% as compared to 56.2% for the same period in 2004. The higher rate in 2005 was principally the result of an increase in U.S. tax on certain foreign earnings, including the taxable gain on the sale of the Pride Ohio and the Piranha, and the limitation on deductibility of executive compensation severance payments.
     FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted in October 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. Management expects to complete its evaluation by the fourth quarter of 2005. The income tax effects cannot reasonably be estimated at this time, and therefore the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.
5. Earnings (Loss) Per Share
     Basic income from continuing operations per share has been computed based on the weighted average number of shares of common stock outstanding during the applicable period. Diluted income from continuing operations per share has been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period which have a dilutive effect, as if stock options, convertible debentures and other convertible debt were converted into common stock, after giving retroactive effect to the elimination of interest expense, net of income tax effect.
     The following table presents information to calculate basic and diluted income from continuing operations per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Income from continuing operations	$2,088	$8,243	$18,411	$12,903
Interest expense on convertible debentures and notes	—	—	—	—
Income tax benefit	—	—	—	—

Income from continuing operations — as adjusted	$2,088	$8,243	$18,411	$12,903

Weighted average shares outstanding	153,990	135,681	146,076	135,611
Convertible debentures and notes	—	—	—	—
Stock options	2,627	1,754	2,724	2,171

Adjusted weighted average shares outstanding	156,617	137,435	148,800	137,782

     The calculation of diluted weighted average shares outstanding for the three months ended June 30, 2005 and 2004 excludes 15.8 million and 33.8 million common shares, respectively, issuable pursuant to convertible debt, and 0.3 million and 2.5 million common shares, respectively, issuable pursuant to outstanding stock options. The calculation of diluted weighted average shares outstanding for the six months ended June 30, 2005 and 2004 excludes 22.8 million and 33.8 million common shares, respectively, issuable pursuant to convertible debt, and 0.3 million and 2.5 million common shares, respectively, issuable pursuant to outstanding stock options. These shares were excluded as their effect was anti-dilutive or the exercise price of stock options exceeded the average price of the Company’s common stock for the period.
6. Investment in Joint Venture
     The Company has a 30.0% equity interest in a joint venture company that owns two dynamically-positioned, deepwater semisubmersible drilling rigs, the Pride Portland and the Pride Rio de Janeiro. The Pride Portland is currently in Curacao undergoing final commissioning, and the Pride Rio de Janeiro began working under a three-month contract in Brazil in May 2005. The joint venture company has financed the cost of construction of these rigs through equity contributions and fixed rate notes, with repayment of the notes guaranteed by the United States Maritime Administration (“MARAD”). The notes are non-recourse to any of the joint venture owners. The Company had previously

PRIDE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
provided (1) a $25.0 million letter of credit to secure principal and interest payments due under the notes, the payment of costs of removing or contesting liens on the rigs and the payment of debt of the joint venture company to MARAD in the event MARAD’s guarantee is drawn, (2) a guarantee of any cash in excess of the amounts made available under the notes that may be required to get the rigs through the trial stage and obtain their class certificates and (3) a guarantee of the direct costs of the voyage of each rig from any foreign jurisdiction in which it is located to a U.S. Gulf port nominated by MARAD in the event of a default prior to the rig obtaining a charter of at least three years in form and substance satisfactory to MARAD and at a rate sufficient to pay operating costs and debt service. The letter of credit expired in May 2005. The Company has no further obligation to provide a letter of credit, and the Company believes that (1) the completion guarantee is no longer operative as a result of the completion of all trials and the obtaining of class certificates and (2) the guarantee of the direct costs of the return voyage will no longer be operative after MARAD’s confirmation of its satisfaction with the arrangements described in the following paragraph. The Company expects that MARAD will confirm its satisfaction with the arrangements described below since those arrangements permit the joint venture company (the only obligor to MARAD for the debt) to become capable of financing its costs and its debt service obligations without support from the joint venture partners (who are not obligated to MARAD). However, there can be no assurance that MARAD will provide the confirmation or that MARAD will not impose additional requirements on the Company in connection with the confirmation. If MARAD does not provide the confirmation, the joint venture company will need to seek alternative arrangements in order to avoid a default under the notes.
     The Company has entered into five-year contracts for each of the Pride Rio de Janeiro and the Pride Portland to operate in Brazil for Petrobras. The Pride Rio de Janeiro is expected to begin working under its contract late in the third quarter or early in the fourth quarter of 2005 following completion of its current one-well contract for another customer. The Pride Portland is anticipated to complete commissioning and certain upgrades required by its contract and to begin working under its contract in the fourth quarter of 2005. The Company has entered into lease agreements with the joint venture company to obtain use of the Pride Rio de Janeiro and the Pride Portland for the Petrobras contracts that require all revenues from the operations of the rigs, less operating costs and a management fee of $5,000 per day per rig, to be paid to the joint venture in the form of lease payments. In addition, the agreements require the joint venture to provide the Company with working capital necessary to operate the rigs, to fund capital improvements to the rigs and to fund any cash deficits incurred. During the three months ended June 30, 2005, the Company incurred lease expense of approximately $3.4 million for the Pride Rio de Janeiro. In addition, during the six months ended June 30, 2005 and 2004, this arrangement has required the Company to recognize revenues of approximately $9.4 million and $6.2 million, respectively, for managing the rigs, which approximated the costs incurred by the Company to provide such management.
     In the event that the joint venture company does not generate sufficient funds from operations to finance its costs and its debt service obligations, the joint venture partners would, if they choose to maintain the joint venture, need to advance further funds to the joint venture company since the joint venture company would have no alternative source of funds to allow it to make such payments. Principal and interest payments totaling approximately $45.1 million are due in 2005, of which $22.7 million was paid during the six months ended June 30, 2005. We advanced the joint venture company approximately $10.9 million during the six months ended June 30, 2005 for our share of operating costs and debt service payments.
     If the joint venture company failed to cover its debt service requirements or otherwise breached the MARAD financing documents in certain respects, a default would occur under the fixed rate notes guaranteed by MARAD. MARAD would then be entitled to foreclose on the mortgages related to the Pride Portland and the Pride Rio de Janeiro and take possession of the two rigs. In this event, the rigs may not be available for the Company to perform its obligations under the Petrobras contracts. As of June 30, 2005, the Company’s investment in the joint venture was approximately $57.4 million, including capitalized interest of $9.0 million.

PRIDE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7. Segment Information
     The following table sets forth selected consolidated financial information of the Company by reporting segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Revenues:
Eastern Hemisphere	$141,082	$140,788	$284,954	$283,759
Western Hemisphere	104,811	116,673	213,980	225,834
U.S. Gulf of Mexico	59,141	30,199	109,362	57,219
Latin America Land	121,857	94,858	233,729	183,818
E & P Services	50,429	33,064	101,063	67,288
Corporate and Other	32	8,446	425	9,785

Total	$477,352	$424,028	$943,513	$827,703

Earnings (loss) from operations:
Eastern Hemisphere	$31,918	$40,522	$71,890	$78,735
Western Hemisphere	7,904	30,568	25,192	52,588
U.S. Gulf of Mexico	14,617	(2,097)	22,133	(6,624)
Latin America Land	13,194	4,326	26,758	5,769
E & P Services	7,114	1,686	12,897	4,526
Corporate and Other	(25,442)	(14,775)	(39,678)	(23,202)

Total	$49,305	$60,230	$119,192	$111,792

     Significant Customers
     For the three-month and six-month periods ended June 30, 2005, one customer accounted for approximately 14% and 15% of consolidated revenues, respectively, and is included in the Western Hemisphere, Latin America Land and E&P Services segments, and an additional customer accounted for approximately 10% of consolidated revenues and is included in the Western Hemisphere segment. For the three-month and six-month periods ended June 30, 2004, one customer accounted for approximately 14% of consolidated revenues and is included in the Western Hemisphere segment; one customer accounted for approximately 13% of consolidated revenues and is included in the Western Hemisphere, Latin America Land and E&P Services segments; and one customer accounted for approximately 10% of consolidated revenues and is included in the Eastern Hemisphere segment.
8. Commitments and Contingencies
     In late August 2004, the Company was notified that certain of its subsidiaries have been named, along with other defendants, in several complaints that have been filed in the Circuit Courts of the State of Mississippi by several hundred individuals that allege that they were employed by some of the named defendants between approximately 1965 and 1986. Additional suits have been filed since August 2004. The complaints allege that certain drilling contractors used asbestos-containing products in offshore drilling operations, land-based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability and claims under the Jones Act. The complaints name as defendants numerous other companies that are not affiliated with the Company, including companies that allegedly manufactured drilling related products containing asbestos that are the subject of the complaints. The plaintiffs seek, among other things, an award of unspecified compensatory and punitive damages. As additional suits are being filed, the Company has not yet had an opportunity to conduct sufficient discovery to determine the number of plaintiffs, if any, that were employed by the Company’s subsidiaries or otherwise have any connection with the Company’s drilling operations during the relevant period. The Company intends to defend itself vigorously and, based on the information available to the Company at this time, the Company does not expect the outcome of these lawsuits to have a material adverse effect on its financial position, results of operations or cash flows; however,

PRIDE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
there can be no assurance as to the ultimate outcome of these lawsuits. No amounts have been accrued related to this matter.
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
9. Asset Sales
     During the first quarter of 2005, one of the Company’s foreign subsidiaries sold the jackup rig Pride Ohio and received $40 million in cash, resulting in a pretax gain on the sale of $11.3 million. The proceeds were used to repay debt. Also during the first quarter, the Company entered into agreements to sell the tender-assisted barge rigs Piranha and Ile de Sein for total proceeds of $49.5 million. In April 2005, the Company completed the sale of the Piranha, resulting in a pretax loss on the sale of $2.3 million. The sale of the Ile de Sein was completed in July 2005. The proceeds from these sales were used to repay debt.
     In June 2005, the Company entered into an agreement to sell four of its Eastern Hemisphere land rigs for total proceeds of $25.5 million. The Company expects to complete the sale of these rigs in the third quarter of 2005.
10. Share Sale and Repurchase
     In May 2005, the Company completed a public offering of 5,976,251 shares of its common stock under its existing “shelf” registration statement. The Company used the net proceeds of approximately $123.6 million (before offering expenses) to purchase a total of 5,976,251 shares of its common stock from three investment funds affiliated with First Reserve Corporation and First Reserve GP IX, Inc., at a price per share equal to the proceeds per share that the Company received from the offering. The shares repurchased from the funds were subsequently retired. There was no increase in the total number of outstanding shares of the Company’s common stock resulting from these transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis in conjunction with the accompanying unaudited consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2004. The following information contains forward-looking statements. Please read “Forward-Looking Statements” below for a discussion of certain limitations inherent in such statements. Please also read “Business — Risk Factors” in Item 1 of our annual report for a discussion of certain risks facing our company.
Overview
     We provide contract drilling and related services to oil and gas companies worldwide, operating both offshore and on land. As of June 30, 2005, we operated a global fleet of 289 rigs, including two ultra-deepwater drillships, 12 semisubmersible rigs, 29 jackup rigs, 19 tender-assisted, barge and platform rigs and 227 land-based drilling and workover rigs.
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
     We are continuing to focus our efforts on reducing debt, managing cash flow and evaluating our assets to increase return on invested capital. During the first six months of 2005, we entered into agreements to sell various non-core assets for aggregate cash proceeds of approximately $115.0 million. In July 2005, we entered into an agreement to sell additional non-core assets for cash proceeds of $10.5 million. We are using the proceeds from these transactions to repay debt.
     In March and April 2005, holders of substantially all of the $300.0 million outstanding principal amount of our 2 1/2% convertible senior notes due 2007 converted the notes into approximately 18.2 million shares of our common stock, and we redeemed the remaining principal amount in April 2005. We reduced the total of our long-term debt and lease obligations and short-term borrowings by $473.7 million from December 31, 2004 to June 30, 2005 as a result of the notes conversion and the repayment of debt with cash flow from operations and proceeds from asset sales and stock option exercises.
Segment Review
Eastern Hemisphere
     As of June 30, 2005, our Eastern Hemisphere segment comprised two ultra-deepwater drillships, five semisubmersible rigs, six jackup rigs, five tender assisted and barge rigs, 15 land rigs and four rigs managed for other parties.
     Drillships. The two ultra-deepwater drillships Pride Africa and Pride Angola are working under long-term contracts with an aggregate term of ten years. The Pride Angola was out of service for approximately 45 days during the second quarter of 2005 undergoing its five-year special periodic survey.
     Semisubmersibles. Following the completion of the current contract for the Pride North America in September 2005, the rig is expected to complete a one-well option with a previous customer at an increased dayrate. After completing the one-well option, the Pride North America is mobilizing to the Mediterranean Sea for a two-year contract at a substantially higher dayrate, with operations expected to commence in late 2005 or early 2006. The Pride South Pacific was out of service for approximately 60 days during the second quarter of 2005 to undergo its five-year special periodic survey, after which the rig began working offshore West Africa on a series of contracts with different customers through the end of 2006. The Pride North Sea is anticipated to complete its current contract in December 2005 and enter the shipyard to complete its special periodic survey. Following the special period survey, the Pride North Sea is expected to begin working on a series of contracts in the Mediterranean Sea at increased dayrates. The Pride Venezuela is anticipated to complete its current contract in December 2005. Following the completion of the current contract, the Pride Venezuela is expected to be out of service for approximately 15 days to undergo repairs and then return to work in the Mediterranean Sea at increased day rates. The Pride South Seas was mobilized from Mexico to South Africa in the first quarter of 2005 and is scheduled to commence a one-year contract in August 2005, following its special periodic survey. We believe market conditions for semisubmersibles will continue to improve in 2005 as development drilling commences on a number of major oil discoveries, particularly in the deepwater markets, thereby tightening the rig supply and increasing dayrates throughout the segment.
     Jackups. The market for jackups is also currently improving. The Pride Montana and the Pride North Dakota operating offshore Saudi Arabia are working under three-year contracts expiring in June 2007 and May 2008, respectively. The Pride Pennsylvania is working offshore India under a long-term contract expiring in June 2006. The jackup rig Pride Cabinda is working offshore Angola under a contract expiring in August 2005, and we have agreed to extend the contract at a moderately increased dayrate through October 2006. The Pride Rotterdam, an accommodation unit, is working in the North Sea under a contract that expires in March 2006, but was out of service for approximately 50 days during the second quarter of 2005 to complete its special periodic survey and upgrades.
     Other Rigs. The Pride Ivory Coast started its new contract in March 2005 after a delay due to civil disruption. During the second quarter of 2005, we had nearly full utilization of the five land rigs working in Chad and one rig operating in Pakistan. In May 2005, we transferred a land rig from France to Venezuela. One of our two large land rigs in Kazakhstan worked throughout the 2004 drilling season and is currently earning standby rates. The other rig in Kazakhstan and the remaining six Eastern Hemisphere land rigs are currently idle. We have entered into an agreement to sell four of the idle land rigs for total proceeds of $25.5 million. The sale is anticipated to close in the third quarter of 2005. Additionally, we completed the sale of the Ile de Sein in July 2005. Also in July 2005, we entered into an agreement to sell the Pakistan land rig for total proceeds of $10.5 million. The purchaser may prepay $4.3 million of the purchase price prior to September 12, 2005 and receive the profit for the remaining term of the current drilling contract for the rig (including extensions), less required capital improvements on the rig and a fee of $1,500 per day.
Western Hemisphere
     As of June 30, 2005, our Western Hemisphere segment comprised seven semisubmersible rigs, 13 jackup rigs, three platform rigs, two lake barge rigs and two managed rigs.
     Semisubmersibles. While the current Western Hemisphere market for intermediate water-depth semisubmersible rigs is strengthening, we have experienced stronger demand in the Eastern Hemisphere. As a result, we mobilized the Pride Venezuela to Libya in the fourth quarter of 2004 and the Pride South Seas to South Africa in the first quarter of 2005. We have entered into five-year contracts for each of the Pride Rio de Janeiro and the Pride Portland to operate in Brazil. The Pride Rio de Janeiro is expected to begin its contract following the completion of its current one-well contract in August 2005, and the Pride Portland is anticipated to enter service on its contract in late 2005. We also entered into two-year contract extensions at increased dayrates for the Pride Carlos Walter and the Pride Brazil for their contracts previously scheduled to be completed in 2006. During the three months ended June 30, 2005, the Pride South America was out of service for approximately 48 days for its planned maintenance and regulatory survey and the Pride Carlos Walter and Pride South Atlantic had, combined, 55 days of unscheduled downtime for maintenance. The Pride South Atlantic continues to work on well-to-well contracts with various customers at increasing dayrates, and the Pride Mexico is contracted through April 2007.
     Jackups. In July 2005, the Pride Texas began a two-year contract to operate in Mexico at a substantially higher dayrate than its previous contract. We are currently evaluating contract opportunities for the Pride Alaska, Pride

California and Pride Oklahoma, which are scheduled to complete their current contracts in late 2005, and we anticipate that the rigs will be contracted at higher dayrates. The remaining jackups operating in the Western Hemisphere segment are contracted through the end of 2005.
     Other rigs. Platform rigs 1002E, 1003E and 1005E, operating in Mexico, recently began or are scheduled to begin in August 2005 new contracts at dayrates similar to or higher than the dayrates provided for in their previous contracts. The Pride I and Pride II lake barges operating in Venezuela received one-year contract extensions that included rate increases retroactive to January 2005. We continue to manage the GP 19 and GP 20 jackup rigs on a well-to-well basis.
U.S. Gulf of Mexico
     As of June 30, 2005, our rig fleet in the U.S. Gulf of Mexico segment consisted of 10 jackup rigs and nine platform rigs. Additionally, we commenced management operations in July 2004 and September 2004 of two high specification deepwater platform rigs owned by the customers. Demand for drilling services in the U.S. Gulf of Mexico continued to improve, resulting in higher revenue and income from operations.
     Jackups. In response to the improved rate environment that has existed in the U.S. Gulf of Mexico since the third quarter of 2004, we have reactivated a number of idle jackup rigs in our U.S. Gulf of Mexico fleet and currently have all of our available rigs under contract, including the Pride Wyoming and Pride Utah, which returned to work in April and June, respectively, after being stacked since 2001. We expect revenues and operating margins from our U.S. Gulf of Mexico operations in 2005 to exceed those for 2004 due to the additional number of rigs working and improved dayrates. Although current market conditions in the U.S. Gulf of Mexico have been steadily improving, the U.S. Gulf of Mexico is still primarily a spot market characterized by short-term contracts, and market conditions can change rapidly.
     Platforms. We currently have four of our platform rigs working. Despite the strong market performance of jackups in the U.S. Gulf of Mexico, the platform rig segment has not improved during 2005. We are currently evaluating opportunities for these rigs, including the possible mobilization of the rigs to international markets.
Latin America Land
     As of June 30, 2005, our Latin America Land segment comprised 212 land drilling and workover rigs in Argentina, Bolivia, Brazil, Colombia, Ecuador, Mexico and Venezuela. During the first six months of 2005, we experienced high levels of activity, particularly in Argentina, which resulted in higher pricing and utilization.
     The outlook for our Latin America Land segment remains positive for the remainder of 2005. We expect high levels of activity in Argentina, Venezuela and Bolivia. We expect Colombia’s business activity to remain steady, but we expect very little activity in Ecuador and Brazil.
E&P Services
     During 2004 and early 2005, business activity and revenues continued to increase due to increased activity in Mexico, Brazil and Venezuela as well as to a high level of integrated services work in Argentina and Brazil. We anticipate our E&P Services segment will maintain a high level of business activity in 2005 with improving margins in pumping and directional services.

Results of Operations
     The following table sets forth selected consolidated financial information by reporting segment for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Revenues:
Eastern Hemisphere	$141,082	$140,788	$284,954	$283,759
Western Hemisphere	104,811	116,673	213,980	225,834
U.S. Gulf of Mexico	59,141	30,199	109,362	57,219
Latin America Land	121,857	94,858	233,729	183,818
E & P Services	50,429	33,064	101,063	67,288
Corporate and Other	32	8,446	425	9,785

Total	$477,352	$424,028	$943,513	$827,703

Earnings (loss) from operations:
Eastern Hemisphere	$31,918	$40,522	$71,890	$78,735
Western Hemisphere	7,904	30,568	25,192	52,588
U.S. Gulf of Mexico	14,617	(2,097)	22,133	(6,624)
Latin America Land	13,194	4,326	26,758	5,769
E & P Services	7,114	1,686	12,897	4,526
Corporate and Other	(25,442)	(14,775)	(39,678)	(23,202)

Total	$49,305	$60,230	$119,192	$111,792

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
     Revenues. Revenues for the three months ended June 30, 2005 increased $53.3 million, or 12.6%, to $477.4 million as compared to the three months ended June 30, 2004. The increase was due principally to our managed rigs, improving dayrates and the operation of two additional jackup rigs in our U.S. Gulf of Mexico segment, increased utilization and higher pricing in our Latin America Land segment driven by stronger demand, and increased activity in our E&P Services segment. Revenues for our Eastern Hemisphere segment for the three months ended June 30, 2005 were comparable to the three months ended June 30, 2004 as the decrease in revenue related to the sale of two jackups was offset by the increased utilization and dayrates on the semisubmersible fleet and increased revenue from the managed platform rigs. Revenues for our Western Hemisphere segment decreased due to the mobilization of a semisubmersible and a jackup to other segments and a decrease in utilization due to downtime for maintenance and special periodic surveys, which were partially offset by the Pride Rio de Janeiro starting a contract in May 2005 and billings to the joint venture that owns the Pride Rio de Janeiro and the Pride Portland for management services.
     Operating Costs. Operating costs for the three months ended June 30, 2005 increased $53.4 million, or 19.2%, to $330.6 million as compared to the three months ended June 30, 2004. Operating costs for our Eastern Hemisphere segment increased due principally to the increased utilization of the semisubmersible fleet and increased costs from the managed platform rigs. Operating costs for our Western Hemisphere segment increased due principally to our managed rigs, including higher costs for the Pride Rio de Janeiro and Pride Portland. Operating costs for our U.S. Gulf of Mexico segment increased due principally to our managed rigs and to the operation of two additional jackup rigs. Additionally, operating costs increased due to increased utilization in our Latin America Land segment driven by stronger demand and increased activity in our E&P Services segment. Operating costs as a percentage of revenues were 69.2% and 65.4% for the three-month periods ended June 30, 2005 and 2004, respectively. The increase in operating costs as a percentage of revenues was due principally to an increase in the amount of operations performed on managed rigs that are not owned by us.

     Depreciation and Amortization. Depreciation expense for the three months ended June 30, 2005 decreased $1.9 million, or 2.9%, to $64.5 million as compared to the three months ended June 30, 2004, due principally to the sales of rigs during the fourth quarter of 2004 and the first six months of 2005, and the impairment charges of $24.9 million recognized during the fourth quarter of 2004.
     General and Administrative. General and administrative expenses for the three months ended June 30, 2005 increased $10.0 million, or 48.8%, to $30.3 million as compared to the three months ended June 30, 2004, due to charges of approximately $10.8 million related to severance in connection with the termination of the employment of various key employees and the retirement of a director.
     Other Income (Expense). Other expense for the three months ended June 30, 2005 decreased by $8.5 million, or 30.5%, as compared to the three months ended June 30, 2004. Interest expense decreased by $6.8 million due principally to the reduction of debt and in the weighted average interest rate of our debt as a result of debt refinancings. The 2005 period included a charge of $1.0 million to write-off deferred finance costs as a result of prepayments of the senior secured term loan. Other income, net for the three months ended June 30, 2005 and 2004 consisted principally of net foreign exchange gains.
     Income Tax Provision. Our consolidated effective income tax rate for continuing operations for the three months ended June 30, 2005 was 78.9% as compared to 60.7% for the three months ended June 30, 2004. The higher rate in the 2005 period was principally the result of an increase in U.S. tax on certain foreign earnings, including the taxable gain on the sale of the Piranha and the limitation on deductibility of executive compensation severance payments.
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
     Minority Interest. Minority interest for the three months ended June 30, 2005 decreased $0.2 million, or 5.6%, as compared to the three months ended June 30, 2004. The decrease was principally due to lower income from our drillship joint venture resulting from the Pride Angola being out of service for approximately 45 days during the second quarter of 2005 undergoing its five-year special periodic survey.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
     Revenues. Revenues for the six months ended June 30, 2005 increased $115.8 million, or 14.0%, to $943.5 million as compared to the six months ended June 30, 2004. The increase was due principally to our managed rigs, improving dayrates and the operation of two additional jackup rigs in our U.S. Gulf of Mexico segment, increased utilization and higher pricing in our Latin America Land segment driven by stronger demand, and increased activity in our E&P Services segment. Revenues for our Eastern Hemisphere segment for the six months ended June 30, 2005 were comparable to the six months ended June 30, 2004 as the decrease in revenue related to the sale of two jackups and a jackup being in the shipyard for upgrade and its special periodic survey was offset by the increased utilization and dayrates on the semisubmersible fleet and increased revenue from the managed platform rigs. Revenues for our Western Hemisphere segment decreased due to the mobilization of a semisubmersible and a jackup to other segments and a decrease in utilization due to downtime for maintenance and special periodic surveys, which were partially offset by the Pride Rio de Janeiro starting a contract in May 2005 and billings to the joint venture that owns the Pride Rio de Janeiro and Pride Portland for management services.
     Operating Costs. Operating costs for the six months ended June 30, 2005 increased $102.9 million, or 18.7%, to $653.8 million as compared to the six months ended June 30, 2004. Operating costs for our Eastern Hemisphere segment increased due principally to the increased utilization of the semisubmersible fleet, including the Pride Venezuela, and increased costs from the managed platform rigs. Operating costs for our Western Hemisphere segment increased due principally to our managed rigs, including higher costs for the Pride Rio de Janeiro and the Pride Portland. Operating costs for our U.S. Gulf of Mexico segment increased due principally to our managed rigs and to the operation of two additional jackup rigs. Additionally, operating costs increased due to increased utilization in our Latin America Land segment driven by stronger demand, and increased activity in our E&P Services segment. Operating costs as a percentage of revenues were 69.3% and 66.6% for the six-month periods ended June 30, 2005 and 2004, respectively. The increase in operating costs as a percentage of revenues was due principally to an increase in the amount of operations performed on managed rigs that are not owned by us.
     Depreciation and Amortization. Depreciation expense for the six months ended June 30, 2005 decreased $2.7 million, or 2.0%, to $129.7 million as compared to six months ended June 30, 2004 due principally to the sales of rigs during the fourth quarter of 2004 and the first six months of 2005, and the impairment charges of $24.9 million recognized during the fourth quarter of 2004.
     General and Administrative. General and administrative expenses for the six months ended June 30, 2005 increased $16.9 million, or 51.3%, to $49.9 million as compared to the six months ended June 30, 2004, due to charges of approximately $10.8 million related to severance in connection with the termination of the employment of various key employees and the retirement of a director, increased audit and professional fees due to Sarbanes-Oxley Act compliance and other projects, and increased compensation costs due to increased staffing.
     Other Income (Expense). Other expense for the six months ended June 30, 2005 decreased by $13.4 million, or 22.8%, as compared to the six months ended June 30, 2004. Interest expense decreased by $11.6 million due principally to the reduction of debt and in the weighted average interest rate of our debt as a result of debt refinancings. The 2005 period included charges of $2.1 million to write-off deferred finance costs as a result of prepayments of the senior secured term loan. Other income (expense), net for the three months ended June 30, 2005 and 2004 consisted principally of net foreign exchange gains (losses).
     Income Tax Provision. Our consolidated effective tax rate for continuing operations for the six months ended June 30, 2005 was 63.3%, as compared to 56.2% for the six months ended June 30, 2004. The higher rate in the 2005 period was due to an increase in U.S. tax on certain foreign earnings, including a taxable gain on the sale of the Pride Ohio and the Piranha, and the limitation on deductibility of executive compensation severance payments.
     Minority Interest. Minority interest for the six months ended June 30, 2005 decreased $1.7 million, or 16.1%, as compared to the six months ended June 30, 2004. The decrease was principally due to lower income from our drillship joint venture resulting from the Pride Angola being out of service for approximately 45 days during the second quarter of 2005 undergoing its five-year special periodic survey and increased interest expense on the joint venture’s debt, which was increased and refinanced in April 2004.
Liquidity and Capital Resources
     At June 30, 2005, we had cash and cash equivalents of $33.9 million and borrowing availability under our senior secured revolving credit facility of $482.7 million. As of June 30, 2005 and December 31, 2004, we had working capital of $142.5 and $133.6 million, respectively. The increase in working capital was due principally to an increase in accounts receivable due to increased activity.
     During March and April 2005, holders of our 2 1/2% convertible senior notes due 2007 converted substantially all of the $300.0 million outstanding principal amount of the notes into approximately 18.2 million shares of our common stock. We redeemed the remaining $31,000 principal amount of notes on April 25, 2005. We were able to reduce the total of our long-term debt and lease obligations and short-term borrowings by $473.7 million from December 31, 2004 to June 30, 2005 as a result of the conversion of the notes and the repayment of debt with cash flow from operations and proceeds from asset sales and stock option exercises.

Credit Facilities
     We currently have senior secured credit facilities with a group of banks and institutional lenders, consisting of a term loan maturing in July 2011 and a $500.0 million revolving credit facility maturing in July 2009. Borrowings under the revolving credit facility are available for general corporate purposes. We may obtain up to $100.0 million of letters of credit under the revolving credit facility. As of June 30, 2005, there were $7.0 million of borrowings and $10.3 million of letters of credit outstanding under the revolving credit facility and $125.0 million outstanding under the term loan. Amounts drawn under the senior secured facilities bear interest at variable rates based on LIBOR plus a margin or prime rate plus a margin. The interest rate margin varies based on our leverage ratio, except that the LIBOR margin for the term loan is fixed at 1.75%. As of June 30, 2005, the interest rate on the term loan was approximately 4.9% and the interest rate on the revolving credit facility was approximately 6.3%. Availability under the revolving credit facility was approximately $482.7 million.
Asset Sales
     We consider from time to time opportunities to dispose of certain assets or groups of assets when we believe the capital could be more effectively deployed to reduce debt or for other purposes. During the first quarter of 2005, one of our foreign subsidiaries sold a jackup rig, the Pride Ohio, and received $40 million cash. Also during the first quarter, we entered into agreements to sell the tender-assisted barge rigs Piranha and Ile de Sein for total proceeds of $49.5 million. In April 2005, we completed the sale of the Piranha, resulting in a pretax loss of $2.3 million. The sale of the Ile de Sein was completed in July 2005. Proceeds from these transactions were used to repay debt.
     In June 2005, we entered into an agreement to sell four of our Eastern Hemisphere land rigs for total proceeds of $25.5 million. We expect to complete the sale of these rigs in the third quarter of 2005.
Capital Expenditures
     Additions to property and equipment during the six months ended June 30, 2005 totaled $84.3 million and primarily related to replacement equipment, upgrades and refurbishments. Capital expenditures for the remainder of 2005 are currently expected to total approximately $86.0 million.
Contractual Obligations
     As of June 30, 2005, we had approximately $4.0 billion in total assets and $1.2 billion of long-term debt and lease obligations. Although we do not expect that our level of total indebtedness will have a material adverse impact on our financial position, results of operations or liquidity in future periods, it may limit our flexibility in certain areas. Please read “Business — Risk Factors — Our significant debt levels and debt agreement restrictions may limit our liquidity and flexibility in obtaining additional financing and in pursuing other business opportunities” in Item 1 of our annual report on Form 10-K for the year ended December 31, 2004.
     For additional information about our contractual obligations as of December 31, 2004, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations” in Item 7 of our annual report. Except with respect to the conversion and redemption of all outstanding 2 1/2% convertible senior notes due 2007 and repayments of our term loan described above, there have been no material changes to such disclosure regarding our contractual obligations made in the annual report.
Investment in Joint Venture
     We have a 30.0% equity interest in a joint venture company that owns two dynamically-positioned, deepwater semisubmersible drilling rigs, the Pride Portland and the Pride Rio de Janeiro. The Pride Portland is currently in Curacao undergoing final commissioning, and the Pride Rio de Janeiro began working under a three-month contract in Brazil in May 2005. The joint venture company has financed the cost of construction of these rigs through equity contributions and fixed rate notes, with repayment of the notes guaranteed by the United States Maritime Administration (“MARAD”). The notes are non-recourse to any of the joint venture owners. We had previously provided (1) a $25.0 million letter of credit to secure principal and interest payments due under the notes, the payment of costs of removing or contesting liens on the rigs and the payment of debt of the joint venture company to MARAD in the event MARAD’s guarantee is drawn, (2) a guarantee of any cash in excess of the amounts made available under the notes that may be required to get the rigs through the trial stage and obtain their class certificates and (3) a guarantee of the direct costs of the voyage of each rig from any foreign jurisdiction in which it is located to a U.S. Gulf port nominated by MARAD in the event of a default prior to the rig obtaining a charter of at least three years in form and substance satisfactory to MARAD and at a rate sufficient to pay operating costs and debt service. The letter of credit expired in May 2005. We have no further obligation to provide a letter of credit, and we believe that (1) the completion guarantee is no longer operative as a result of the completion of all trials and the obtaining of class certificates and (2) the guarantee of the direct costs of the return voyage will no longer be operative after MARAD’s confirmation of its satisfaction with the arrangements described in the following paragraph. We expect that MARAD will confirm its satisfaction with the arrangements described below since those arrangements permit the joint venture company (the only obligor to MARAD for the debt) to become capable of financing its costs and its debt service obligations without support from the joint venture partners (who are not obligated to MARAD). However, we cannot assure you that MARAD will provide the confirmation or that MARAD will not impose additional requirements on us in connection with the confirmation. If MARAD does not provide the confirmation, the joint venture company will need to seek alternative arrangements in order to avoid a default under the notes.
     We have entered into five-year contracts for each of the Pride Rio de Janeiro and the Pride Portland to operate in Brazil for Petrobras. The Pride Rio de Janeiro is expected to begin working under its contract late in the third quarter or early in the fourth quarter of 2005 following completion of its current one-well contract for another customer. The Pride Portland is anticipated to complete commissioning and certain upgrades required by its contract and to begin working under its contract in the fourth quarter of 2005. We have entered into lease agreements with the joint venture company to obtain use of the Pride Rio de Janeiro and the Pride Portland for the Petrobras contracts that require all revenues from the operations of the rigs, less operating costs and a management fee of $5,000 per day per rig, to be paid to the joint venture in the form of lease payments. In addition, the agreements require the joint venture to provide us with working capital necessary to operate the rigs, to fund capital improvements to the rigs and to fund any cash deficits incurred. During the three months ended June 30, 2005, we incurred lease expense of approximately $3.4 million for the Pride Rio de Janeiro. In addition, during the six months ended June 30, 2005 and 2004, this arrangement has required us to recognize revenues of approximately $9.4 million and $6.2 million, respectively, for managing the rigs, which approximated the costs incurred by us to provide such management.
     In the event that the joint venture company does not generate sufficient funds from operations to finance its costs and its debt service obligations, the joint venture partners would, if they choose to maintain the joint venture, need to advance further funds to the joint venture company since the joint venture company would have no alternative source of funds to allow it to make such payments. Principal and interest payments totaling approximately $45.1 million are due in 2005, of which $22.7 million was paid during the six months ended June 30, 2005. We advanced the joint venture company approximately $10.9 million during the six months ended June 30, 2005 for our share of operating costs and debt service payments.
     If the joint venture company failed to cover its debt service requirements or otherwise breached the MARAD financing documents in certain respects, a default would occur under the fixed rate notes guaranteed by MARAD. MARAD would then be entitled to foreclose on the mortgages related to the Pride Portland and the Pride Rio de Janeiro and take possession of the two rigs. In this event, the rigs may not be available for us to perform our obligations under the Petrobras contracts. As of June 30, 2005, our investment in the joint venture was approximately $57.4 million, including capitalized interest of $9.0 million.
Other Sources and Uses of Cash
     As of June 30, 2005, we had $9.8 million of restricted cash consisting of funds held in trust in connection with our drillship loans. We believe that the cash and cash equivalents on hand, together with the cash generated from our operations and borrowings under our credit facilities, will be adequate to fund normal ongoing capital expenditures, working capital and debt service requirements for the foreseeable future.
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
     In May 2005, we completed a public offering of 5,976,251 shares of our common stock under our existing “shelf” registration statement. We used the net proceeds of approximately $123.6 million (before offering expenses)

to purchase a total of 5,976,251 shares of our common stock from three investment funds affiliated with First Reserve Corporation and First Reserve GP IX, Inc., at a price per share equal to the proceeds per share that we received from the offering. The shares repurchased from the funds were subsequently retired. There was no increase in the total number of outstanding shares of our common stock resulting from these transactions.
     In addition to the matters described in this “— Liquidity and Capital Resources” section, please read “—Segment Review” for additional matters that may have a material impact on our liquidity.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123R, “Share-Based Payment.” SFAS 123R requires that companies expense the value of employee stock options and similar awards and will be effective for our share-based awards that are granted, modified, or settled in cash beginning January 1, 2006. We will recognize compensation cost for the unamortized portion of outstanding and unvested share-based payment awards as of January 1, 2006 and previously measured under SFAS 123 and disclosed on a pro forma basis. The costs will be measured at fair value on the awards’ grant date based on the expected number of awards that are expected to vest. The compensation cost will be recognized as awards vest and will include the related tax effects. SFAS 123R provides for three transition methods including two prospective methods and a retrospective method. We are in the process of determining the amount of the charge we will recognize for the cumulative effect of adopting SFAS 123R on January 1, 2006. The adoption of SFAS 123R is expected to have a material impact on our consolidated results of operations and earnings per share as a result of recognizing expense for the value of awards under our employee stock option plans.
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
Item 4. Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (who currently serves as both our principal executive officer and our principal financial officer), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. In the course of the evaluation, management considered the material weakness in our internal control over financial reporting and other internal control matters discussed below. Based upon that evaluation, our President and Chief Executive Officer concluded that, as a result of the material weakness discussed below, our disclosure controls and procedures were not effective, as of June 30, 2005, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act. To address the material weakness, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this quarterly report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
     In connection with the preparation of our annual report on Form 10-K for the year ended December 31, 2004, management assessed the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2004 as more fully described in Item 9A of our annual report. Based on that assessment, management identified a material weakness in our internal controls. We did not maintain effective controls over the communication among operating, functional and accounting departments of financial and other business information that is important to the period-end financial reporting process, including the specifics of non-routine and non-systematic transactions. Contributing factors included the large number of manual processes utilized during the period-end financial reporting process and an insufficient number of accounting and finance personnel to, in a timely manner, (1) implement extensive structural and procedural system and process initiatives during 2004, (2) perform the necessary manual processes and (3) analyze non-routine and non-systematic transactions. The material weakness resulted in errors that required the restatement of our consolidated financial statements for 2003 and 2002, the first three quarterly periods in 2004 and all quarterly periods in 2003. In connection with the restatement, we have filed amendments to our 2004 quarterly reports on Form 10-Q. In addition, as a result of the material weakness, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer at the time of the annual report concluded that (1) our disclosure controls and procedures were not effective, as of December 31, 2004, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) we did not maintain effective internal control over financial reporting as of December 31, 2004 based on criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.
     As more fully described in our 2004 annual report and in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2005, we made significant changes in our internal control over financial reporting in 2004 and in 2005 through the date of those reports, and our management continues to spend a significant amount of time and effort to improve our control environment. Although the actions described below that we have taken have significantly improved our internal control environment and substantially increased the likelihood of our identifying the non-routine and non-systematic transactions that caused the restatement indicated above, many of our initiatives to improve our internal controls were either recently initiated or being further refined and enhanced as of June 30, 2005. As a result, they were not considered effective in remediating the material weakness as of that date.
     The actions we were taking, as of March 31, 2005, included, among others:
•	continuing to enhance our corporate accounting, tax, internal audit and treasury functions by creating and filling several new positions; and

•	further developing the corporate human resource function that began in 2004 by hiring a Senior Vice President — Human Resources.

These initiatives continued in the second quarter of 2005. Other actions taken in that quarter include, among others:

•	commencing a strategic assessment of our information technology environment to determine the key control improvement areas that require remediation and enhancements; and

•	further developing our financial management reporting systems to improve our financial analysis function.
     As of March 31, 2005, we also had implemented several process changes that have continued to improve our regular communications channels, including, among others:
•	establishing a management executive committee and holding formally scheduled regular meetings to discuss company-wide activities, strategy, plans and risks to our company;

•	increasing the level of communications between members of our senior management and members of our board of directors to discuss key activities, plans, current risks and key accounting and internal control matters;

•	holding formally scheduled regular meetings of corporate officers, division vice presidents, division finance managers and other key managers to discuss financial and operating results and forecasts, business development activities, business plans and strategy and safety matters of each division;

•	streamlining the regular period-end financial and internal control certifications by country and finance managers and corporate managers that include, among others, specific descriptions of non-routine and non-systematic transactions and events;

•	conducting regular conference calls among our division finance managers, country finance managers and corporate accounting staff to review current transactions and events described in the periodic financial and internal control certifications; and

•	implementing a formalized corporate current transactions and events review process to identify and resolve items that may have a financial reporting impact.
     These initiatives continued during the second quarter of 2005. We made additional changes in that quarter, each designed to improve our regular communications channels, including, among others:
•	automating the regular period-end financial and internal control certifications by country and finance managers that include, among others, specific descriptions of non-routine and non-systematic transactions and events;

•	creating and filling a legal and ethical compliance function under the supervision of our Senior Vice President, General Counsel and Secretary; and

•	developing an online training program, providing instruction in our Code of Business Conduct and Ethical Practices, Foreign Corrupt Practices Act compliance, antitrust guidelines, and other key policies.
     Except as described above and in our 2004 annual report and our 2005 first quarter quarterly report, there were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table presents information regarding our purchases of shares of our common stock on a monthly basis during the second quarter of 2005. We did not have at any time during the quarter, and currently do not have, a share repurchase program in place.

			Total Number of	Maximum Number
			Shares Purchased	of Shares That May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
April 1 - 30, 2005	—	$—	N/A	N/A
May 1 - 31, 2005	5,976,251 (1)	20.68	N/A	N/A
June 1 - 30, 2005	—	—	N/A	N/A
Total	5,976,251	$20.68	N/A	N/A

(1)	On May 18, 2005, we purchased these shares from three investment funds affiliated with First Reserve Corporation and First Reserve GP IX, Inc. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Other Sources and Uses of Cash” in Item 2 of Part I of this quarterly report.
Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held in Houston, Texas on May 12, 2005 for the purpose of voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation.
     Stockholders approved the election of seven directors, each to serve for a one-year term, by the following votes:

Name	FOR	WITHHELD
Robert L. Barbanell	112,153,656	3,738,536
Paul A. Bragg	112,595,880	3,296,312
David A.B. Brown	109,388,132	6,504,060
J.C. Burton	112,220,329	3,671,863
Archie W. Dunham	112,878,821	3,013,371
Ralph D. McBride	82,220,867	33,673,473
David B. Robson	112,899,758	2,992,434
     Stockholders approved an amendment to our Employee Stock Purchase Plan, which increased the number of shares of common stock reserved for issuance under the plan by 600,000 shares, by the following vote:

For	95,271,204
Against	1,804,653
Abstain	69,559
Broker Non-Vote	18,748,924

Item 6. Exhibits*

10.1	Form of Amendment to Option Award Agreement, dated May 12, 2005, for each of Robert L. Barbanell, David A.B. Brown, J.C. Burton, Ralph D. McBride and David B. Robson.

10.2	Amendment to Option Award Agreement, dated May 12, 2005, for William E. Macaulay.

10.3	Amendment to Pride International, Inc. Supplemental Executive Retirement Plan.

10.4	Amendment to Pride International, Inc. Employee Stock Purchase Plan.

10.5	Sixth Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan.

10.6	Stock Purchase Agreement dated May 18, 2005 among Pride and First Reserve Fund VII, Limited Partnership, First Reserve Fund VIII, L.P. and First Reserve Fund IX, L.P. (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on May 23, 2005, File No. 1-13289).

10.7	Summary of certain executive officer and director compensation arrangements (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on July 8, 2005, File No. 1-13289).

12	Computation of Ratio of Earnings to Fixed Charges.

31	Certification of the Principal Executive and Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Principal Executive and Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Pride and its subsidiaries are parties to several debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIDE INTERNATIONAL, INC.
By:	/s/ Douglas G. Smith
Douglas G. Smith
Vice President and Chief Accounting Officer

Date: August 2, 2005

INDEX TO EXHIBITS

10.1	Form of Amendment to Option Award Agreement, dated May 12, 2005, for each of Robert L. Barbanell, David A.B. Brown, J.C. Burton, Ralph D. McBride and David B. Robson.

10.2	Amendment to Option Award Agreement, dated May 12, 2005, for William E. Macaulay.

10.3	Amendment to Pride International, Inc. Supplemental Executive Retirement Plan.

10.4	Amendment to Pride International, Inc. Employee Stock Purchase Plan.

10.5	Sixth Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan.

10.6	Stock Purchase Agreement dated May 18, 2005 among Pride and First Reserve Fund VII, Limited Partnership, First Reserve Fund VIII, L.P. and First Reserve Fund IX, L.P. (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on May 23, 2005, File No. 1-13289).

10.7	Summary of certain executive officer and director compensation arrangements (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on July 8, 2005, File No. 1-13289).

12	Computation of Ratio of Earnings to Fixed Charges.

31	Certification of the Principal Executive and Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Principal Executive and Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.