Form 10-K/A
period 2004-12-31
PRIDE INTERNATIONAL INC
filed 2006-01-25
CIK 833081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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
None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
     The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at June 30, 2004, based on the closing price on the New York Stock Exchange on such date, was approximately $2.0 billion. (The executive officers and directors of the registrant and First Reserve Corporation, its affiliates and related parties are considered affiliates for the purposes of this calculation.)
     The number of shares of the registrant’s common stock outstanding on March 15, 2005 was 138,799,908.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held in May 2005 are incorporated by reference into Part III of this report.

RESTATEMENT
     We hereby amend the following items of our annual report on Form 10-K for the year ended December 31, 2004 as originally filed with the Securities and Exchange Commission on March 25, 2005: (i) “Selected Financial Data” in Item 6; (ii) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7; (iii) “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A; (iv) “Financial Statements and Supplementary Data” in Item 8; (v) “Controls and Procedures” in Item 9A; and (vi) “Exhibits and Financial Statement Schedules” in Item 15.
     This Form 10-K/A is being filed to restate our consolidated financial statements and related disclosures as of and for the years ended December 31, 2004, 2003 and 2002 and our selected consolidated financial data as of and for the year ended December 31, 2001, as reported in our originally filed annual report on Form 10-K for the year ended December 31, 2004. As discussed in the next paragraph, certain periods included in this Form 10-K/A were previously restated in our originally filed annual report.
Restatement Included in Form 10-K
     In our originally filed annual report on Form 10-K for the year ended December 31, 2004, we restated our consolidated financial information for 2003, 2002 and the nine months ended September 30, 2004 and our selected financial data for 2001 and 2000 to correct certain errors related primarily to transactions initially recorded in periods from 1999 to 2002, but affecting periods from 1999 through 2004. The errors related to adjustments to the 2001 acquisition of the interest we did not own in the Pride Carlos Walter and Pride Brazil and the calculation of charges associated with the subsequent refinancing of the debt; under- and over-depreciation of certain rigs constructed or acquired in 1999; depreciation related to rig transfers; the recording of the foreign exchange calculation of the inventory valuation in Colombia in 1999; an error in a tax provision in 2002; a net gain reported in 2000 resulting from a casualty loss in 1999; and adjustments related to the reconciliation of certain accounts payable and the reclassification of certain finance charges. The effect of the errors resulted in a reduction of loss from continuing operations in 2003 of approximately $0.8 million, an increase in income from continuing operations in 2002 of approximately $1.2 million and a decrease in income from continuing operations in 2001 and 2000 of approximately $2.0 million and $2.1 million, respectively.
Restatement Included in Form 10-K/A
     In connection with the preparation of our consolidated financial statements for the three-month and nine-month periods ended September 30, 2005, we reviewed our accounting policy used to account for interest rate swap and cap agreements required by our drillship loan facility and semisubmersible loans. As previously disclosed in our periodic reports, we had not accounted for such interest rate swap and cap agreements as derivative financial instruments, but had accounted for them as an integrated part of the drillship loan facility and semisubmersible loans, with the periodic settlements of the interest rate swap and cap agreements recorded as an increase or reduction in interest expense, as applicable. We have now determined that such swap and cap agreements should have been accounted for as freestanding derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We have restated our consolidated financial statements for the adoption of SFAS No. 133. As of January 1, 2001, this resulted in an asset of $1.8 million, a liability of $2.5 million, a gain of $1.8 million, recorded as the cumulative effect of a change in accounting principle, and a loss of $2.5 million, recorded in accumulated other comprehensive income, which is being amortized to income over the lives of the swap agreements using an effective interest method. This restatement negatively impacted previously reported stockholders’ equity as of January 1, 2002 by $10.9 million, consisting of a reduction in accumulated other comprehensive income (loss) of $0.7 million and a reduction in retained earnings of $10.2 million.
     The swap and cap agreements did not qualify for hedge accounting because we did not complete the evaluation of effectiveness or the contemporaneous documentation thereof necessary to designate them as hedges at their inception. Accordingly, the swap and cap agreements should have been marked-to-market, with realized and unrealized gains and losses recorded as a component of income. In addition, the unrealized gains and losses for the swap and cap agreements associated with our drillship loan facility should have been included in the calculation of minority interest expense for one of our consolidated joint ventures. As a result, we are restating in this Form 10-K/A our consolidated financial information for 2004, 2003 and 2002, the quarterly financial data for all periods in 2004 and 2003 and our selected financial data for 2001. The effect of the restatement resulted in an increase in income from continuing operations of approximately $13.3 million for 2004; an increase in income from continuing operations of approximately $7.2 million for 2003; an increase in loss from continuing operations of approximately $9.9 million for 2002; and a decrease in income from continuing operations of approximately $12.1 million for 2001.

     Please read Notes 2 and 16 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K/A for more information related to the restatements. In addition, please read “Controls and Procedures” in Item 9A of this Form 10-K/A for an update of management’s report on internal control over financial reporting.
     For purposes of this Form 10-K/A and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the annual report on Form 10-K as originally filed on March 25, 2005 that was affected by the restatements has been amended and restated in its entirety. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original Form 10-K to reflect events occurring after the original filing date, except as required to reflect the effects of the restatements. In particular, and without limitation, we have provided certain forward-looking information in this Form 10-K/A. This information has not been revised from the information provided in the originally filed annual report on Form 10-K because it was not affected by the restatements.
PART II
Item 6. Selected Financial Data
     We have derived the following selected consolidated financial information as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004, from our audited consolidated financial statements included in Item 8 of this Form 10-K/A. The consolidated financial information for the years from 2000 to 2004 has been restated. For a further discussion of the restatements and the 2004, 2003 and 2002 restatement amounts, please read Note 2 of our Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K/A. We have presented in the notes to the table below the impact of the restatements on 2001 and 2000 income from continuing operations. The following selected consolidated financial information excludes our fixed-fee rig construction business, which is presented as discontinued operations in our consolidated financial statements for all periods. The selected consolidated financial information below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K/A and our consolidated financial statements and related notes included in Item 8 of this Form 10-K/A.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Restated)(1)	(Restated)(1)	(Restated)(1)	(Restated)(1)	(Restated)(1)
		(In thousands, except per share amounts)
Statement of Operations Data:
Revenues	$1,712,200	$1,565,806	$1,180,016	$1,501,075	$1,173,038
Operating costs, excluding depreciation and amortization	1,146,760	1,039,798	760,065	937,685	751,044
Depreciation and amortization	265,307	250,883	231,479	203,456	178,644
General and administrative, excluding depreciation and amortization(2)	74,851	56,263	41,140	74,764	53,235
Impairment charges(3)	24,898	—	—	—	—
(Gain) loss on sale of assets, net(4)	(48,593)	453	(438)	(1,393)	(3,718)

Earnings from operations	248,977	218,409	147,770	286,563	193,833
Other expense, net(5)	(135,221)	(113,934)	(147,433)	(149,100)	(102,330)

Income from continuing operations before income taxes and minority interest	113,756	104,475	337	137,463	91,503
Income tax provision	61,732	33,982	3,405	50,044	34,188
Minority interest	24,453	22,460	16,020	10,387	10,443

Income (loss) from continuing operations	$27,571	$48,033	$(19,088)	$77,032	$46,872

Income (loss) from continuing operations per share:
Basic	$0.20	$0.35	$(0.15)	$0.59	$0.38

Diluted	$0.20	$0.35	$(0.15)	$0.58	$0.37

Shares used in per share calculations:
Basic	135,821	134,704	133,305	131,630	123,038
Diluted	137,301	154,737	133,305	142,331	126,664

	December 31,
	2004	2003	2002	2001	2000
	(Restated)(1)	(Restated)(1)	(Restated)(1)	(Restated)(1)	(Restated)(1)
			(In thousands)
Balance Sheet Data:
Working capital	$130,461	$70,434	$136,599	$57,735	$122,757
Property and equipment, net	3,281,848	3,463,300	3,492,266	3,472,708	2,706,499
Total assets	4,041,993	4,377,095	4,399,981	4,286,208	3,421,267
Long-term debt and lease obligations, net of current portion	1,686,251	1,815,078	1,886,447	1,725,856	1,326,623
Stockholders’ equity	1,716,320	1,688,708	1,677,135	1,682,234	1,441,110

(1)	In our originally filed annual report on Form 10-K for the year ended December 31, 2004, we restated our consolidated financial information for 2003, 2002, 2001 and 2000 to correct certain errors related primarily to transactions initially recorded in periods from 1999 to 2002, but affecting periods from 1999 through 2004. The errors related to adjustments to the 2001 acquisition of the interest we did not own in the Pride Carlos Walter and Pride Brazil and the calculation of charges associated with the subsequent refinancing of the debt; under- and over-depreciation of certain rigs constructed or acquired in 1999; depreciation related to rig transfers; the recording of the foreign exchange calculation of the inventory valuation in Colombia in 1999; an error in a tax provision in 2002; a net gain reported in 2000 resulting from a casualty loss in 1999; and adjustments related to the reconciliation of certain accounts payable and the reclassification of certain finance charges. The effect of the errors resulted in a reduction of loss from continuing operations in 2003 of approximately $0.8 million, an increase in income from continuing operations in 2002 of approximately $1.2 million and a decrease in income from continuing operations in 2001 and 2000 of approximately $2.0 million and $2.1 million, respectively. The operating results also include the reclassification of certain costs from general and administrative to operating costs and, with respect to our former Technical Services segment, the classification of (a) the revenues and costs for Technical Services related to our customers in our corporate and other segment and (b) the costs associated with managing special periodic surveys and shipyard work for our fleet in the operating segment managing the rig.

In connection with the preparation of our consolidated financial statements for the three-month and nine-month periods ended September 30, 2005, we reviewed our accounting policy used to account for interest rate swap and cap agreements required by our drillship loan facility and semisubmersible loans. As previously disclosed in our periodic reports, we had not accounted for such interest rate swap and cap agreements as derivative financial instruments, but had accounted for them as an integrated part of the drillship loan facility and semisubmersible loans, with the periodic settlements of the interest rate swap and cap agreements recorded as an increase or reduction in interest expense, as applicable. We have now determined that such swap and cap agreements should have been accounted for as freestanding derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We have restated our consolidated financial statements for the adoption of SFAS No. 133. As of January 1, 2001, this resulted in an asset of $1.8 million, a liability of $2.5 million, a gain of $1.8 million, recorded as the cumulative effect of a change in accounting principle, and a loss of $2.5 million, recorded in accumulated other comprehensive income, which is being amortized to income over the lives of the swap agreements using an effective interest method. This restatement negatively impacted previously reported stockholders’ equity as of January 1, 2002 by $10.9 million, consisting of a reduction in accumulated other comprehensive income (loss) of $0.7 million and a reduction in retained earnings of $10.2 million.
The swap and cap agreements did not qualify for hedge accounting because we did not complete the evaluation of effectiveness or the contemporaneous documentation thereof necessary to designate them as hedges at their inception. Accordingly, the swap and cap agreements should have been marked-to-market, with realized and unrealized gains and losses recorded as a component of income. In addition, the unrealized gains and losses for the swap and cap agreements associated with our drillship loan facility should have been included in the calculation of minority interest expense for one of our consolidated joint ventures. As a result, we are restating in this Form 10-K/A our consolidated financial information for 2004, 2003 and 2002, the quarterly financial data for all periods in 2004 and 2003 and our selected financial data for 2001. The effect of the restatement resulted in an increase in income from continuing operations of approximately $13.3 million for 2004; an increase in income from continuing operations of approximately $7.2 million for 2003; an increase in loss from continuing operations of approximately $9.9 million for 2002; and a decrease in income from continuing operations of approximately $12.1 million for 2001.
The following table sets forth the financial impact of these matters for 2001 and 2000:

	Year Ended December 31,
	2001		2000
	As Reported*	Restated	As Reported*	Restated
	(In thousands, except per share amounts)
Income from continuing operations	$91,521	$77,032	$48,922	$46,872
Income from continuing operations per share:
Basic	0.70	0.59	0.40	0.38
Diluted	0.68	0.58	0.39	0.37
Total assets (end of period)	4,291,207	4,286,208	3,423,059	3,421,267
Stockholders’ equity (end of period)	1,696,086	1,682,234	1,441,995	1,441,110

*	The “As Reported” amounts for 2001 and 2000 are the amounts reported in our annual report on Form 10-K for the year ended December 31, 2003 as originally filed with the SEC on March 15, 2004. The amounts for 2001 and 2000 were previously restated in the originally filed annual report on Form 10-K for the year ended December 31, 2004. The amounts for 2001 are being further restated in this Form 10-K/A.

(2)	General and administrative for the year ended December 31, 2001 includes $35.8 million of pooling and merger costs in connection with our acquisition of Marine Drilling Companies, Inc. in September 2001.

(3)	During 2004, we decided to retire and scrap 16 stacked land rigs and nine stacked shallow water platform rigs. These retirements and a loss on impairment of an inactive land rig and other equipment resulted in an impairment charge of $24.9 million.

(4)	During 2004, we sold three jackup rigs that resulted in gains on sales of approximately $50.8 million.

(5)	During 2004, we recognized $36.3 million of refinancing charges associated with the retirement of debt obligations.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of this Form 10-K/A. The following information contains forward-looking statements.
Restatements
     In our originally filed annual report on Form 10-K for the year ended December 31, 2004, we restated our consolidated financial information for 2003, 2002 and the nine months ended September 30, 2004 and our selected financial data for 2001 and 2000 to correct certain errors related primarily to transactions initially recorded in periods from 1999 to 2002, but affecting periods from 1999 through 2004. The errors related to adjustments to the 2001 acquisition of the interest we did not own in the Pride Carlos Walter and Pride Brazil and the calculation of charges associated with the subsequent refinancing of the debt; under- and over-depreciation of certain rigs constructed or acquired in 1999; depreciation related to rig transfers; the recording of the foreign exchange calculation of the inventory valuation in Colombia in 1999; an error in a tax provision in 2002; a net gain reported in 2000 resulting from a casualty loss in 1999; and adjustments related to the reconciliation of certain accounts payable and the reclassification of certain finance charges. The effect of the errors resulted in a reduction of loss from continuing operations in 2003 of approximately $0.8 million, an increase in income from continuing operations in 2002 of approximately $1.2 million and a decrease in income from continuing operations in 2001 and 2000 of approximately $2.0 million and $2.1 million, respectively.
     In connection with the preparation of our consolidated financial statements for the three-month and nine-month periods ended September 30, 2005, we reviewed our accounting policy used to account for interest rate swap and cap agreements required by our drillship loan facility and semisubmersible loans. As previously disclosed in our periodic reports, we had not accounted for such interest rate swap and cap agreements as derivative financial instruments, but had accounted for them as an integrated part of the drillship loan facility and semisubmersible loans, with the periodic settlements of the interest rate swap and cap agreements recorded as an increase or reduction in interest expense, as applicable. We have now determined that such swap and cap agreements should have been accounted for as freestanding derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We have restated our consolidated financial statements for the adoption of SFAS No. 133. As of January 1, 2001, this resulted in an asset of $1.8 million, a liability of $2.5 million, a gain of $1.8 million, recorded as the cumulative effect of a change in accounting principle, and a loss of $2.5 million, recorded in accumulated other comprehensive income, which is being amortized to income over the lives of the swap agreements using an effective interest method. This restatement negatively impacted previously reported stockholders’ equity as of January 1, 2002 by $10.9 million, consisting of a reduction in accumulated other comprehensive income (loss) of $0.7 million and a reduction in retained earnings of $10.2 million.
     The swap and cap agreements did not qualify for hedge accounting because we did not complete the evaluation of effectiveness or the contemporaneous documentation thereof necessary to designate them as hedges at their inception. Accordingly, the swap and cap agreements should have been marked-to-market, with realized and unrealized gains and losses recorded as a component of income. In addition, the unrealized gains and losses for the swap and cap agreements associated with our drillship loan facility should have been included in the calculation of minority interest expense for one of our consolidated joint ventures. As a result, we are restating in this Form 10-K/A our consolidated financial information for 2004, 2003 and 2002, the quarterly financial data for all periods in 2004 and 2003 and our selected financial data for 2001. The effect of the restatement resulted in an increase in income from continuing operations of approximately $13.3 million for 2004; an increase in income from continuing operations of approximately $7.2 million for 2003; an increase in loss from continuing operations of approximately $9.9 million for 2002; and a decrease in income from continuing operations of approximately $12.1 million for 2001.
     Please read Notes 2 and 16 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K/A for more information related to the restatements.
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

	2004		2003		2002
	Daily		Daily		Daily
	Revenue	Utilization	Revenue	Utilization	Revenue	Utilization
Eastern Hemisphere
Drillships/Semisubmersibles	$149,900	90%	$147,800	98%	$157,500	79%
Jackups	51,500	92	52,300	94	48,000	89
Tenders and Barges	41,200	76	38,600	76	38,100	92
Western Hemisphere
Semisubmersibles	82,900	95	89,300	78	96,100	89
Jackups	40,300	97	36,300	99	34,200	100
Platforms	22,300	99	23,300	99	22,300	99
Barges	20,400	99	20,700	100	22,000	100
U.S. Gulf of Mexico
Jackups	31,500	80	23,500	46	23,200	37
Platforms(1)	20,000	72	18,500	27	20,100	35

(1)	We decided to retire and scrap nine platform rigs from service in the fourth quarter of 2004. As the retired rigs were idle for all periods presented, we have omitted those rigs from the available rig count and our calculation of utilization for the periods.

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
Results of Operations
     The following table presents selected consolidated financial information by reporting segment for the periods indicated.

	Year Ended December 31,
	2004	2003	2002
		(Restated)(1)	(Restated)(1)
		(In thousands)
Revenues:
Eastern Hemisphere	$556,317	$625,514	$500,692
Western Hemisphere	461,534	378,974	278,664
U.S. Gulf of Mexico	134,038	89,034	104,874
Latin America Land	389,829	344,406	222,294
E&P Services	158,772	122,046	73,000
Corporate and Other	11,710	5,832	492

Total	$1,712,200	$1,565,806	$1,180,016

Earnings (loss) from operations:
Eastern Hemisphere	$178,681	$190,278	$146,365
Western Hemisphere	104,430	97,922	85,646
U.S. Gulf of Mexico	5,938	(38,868)	(48,634)
Latin America Land	3,202	10,093	(3,212)
E&P Services	15,428	8,040	(1,419)
Corporate and Other	(58,702)	(49,056)	(30,976)

Total	$248,977	$218,409	$147,770

(1)	The consolidated financial information for 2003 and 2002 has been restated as described in Note 2 of our Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K/A. The operating results include the reclassification of certain costs from general and administrative to operating costs and, with respect to our former Technical Services segment, the classification of (a) the operations of the segment’s fixed-fee construction line of business as discontinued operations, (b) the revenues and costs for Technical Services related to our customers in our corporate and other segment and (c) the costs associated with managing special periodic surveys and shipyard work for our fleet in the operating segment managing the rig.
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
     Interest Expense. Interest expense for the year ended December 31, 2004 decreased by $12.7 million as compared to the year ended December 31, 2003 principally due to a reduction in the weighted average interest rate of our debt as a result of debt refinancings in the last half of 2003 and in 2004.
     Refinancing Charges. Refinancing charges for the year ended December 31, 2004 increased by $30.0 million as compared to the year ended December 31, 2003 principally due to refinancing charges associated with the retirement of debt obligations in July 2004.
     Other Income (Expense), Net. Other income (expense), net for the year ended December 31, 2004 decreased by $4.8 million as compared to the year ended December 31, 2003 principally due to a decrease of $7.7 million in net foreign exchange gains primarily in Venezuela, partially offset by a $4.4 million decrease in mark-to-market losses on interest rate swap and cap agreements.
     Income Tax Provision. Our consolidated effective tax rate for the year ended December 31, 2004 was 54.3% as compared to 32.5% for the year ended December 31, 2003. The higher rate in 2004 was primarily due to the following: debt refinancing charges reducing income without a proportional reduction to income taxes; an increase in taxable income in high effective tax rate countries; lower taxable income in foreign jurisdictions with low or zero effective tax rates; and U.S. tax on certain foreign earnings.
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
     Minority Interest. Minority interest for the year ended December 31, 2004 increased $2.0 million, or 8.9%, as compared to the year ended December 31, 2003, primarily due to the commencement of operations of the Kizomba A deepwater platform rig in November 2003, which is managed by a joint venture in Angola, mark-to-market adjustments on interest rate swap and cap agreements, strong operating performance on the Pride Angola and the Pride Africa, which are owned and operated by a joint venture in Angola, and a reduction in interest expense in the joint venture following the April 2004 refinancing of our drillship loan facilities at lower interest rates.
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
     Interest Expense. Interest expense for the year ended December 31, 2003 decreased by $8.0 million as compared to the year ended December 31, 2002 principally due to a reduction in the weighted average interest rate of our debt as a result of debt refinancings in 2003, partially offset by an increase in the average amount of outstanding debt.
     Refinancing Charges. Refinancing charges for the year ended December 31, 2003 increased by $5.1 million as compared to the year ended December 31, 2002 principally due to costs related to the redemption of $150 million principal amount of our 9 3/8% senior notes due 2007, which included a redemption premium of $4.7 million and the recognition of $1.5 million of unamortized deferred financing costs. Refinancing costs in 2002 related to a loss of $1.2 million on the early extinguishment of approximately $244.2 million accreted value, net of offering costs, of our zero coupon convertible senior and subordinated debentures.
     Other Income, Net. Other income, net for the year ended December 31, 2003 increased by $29.5 million as compared to the year ended December 31, 2002 principally due to an increase of $9.6 million in net foreign exchange gains primarily in Venezuela and a decrease of $19.1 million in mark-to-market losses on interest rate swap and cap agreements.
     Income Tax Provision. Our consolidated effective tax rate for the year ended December 31, 2003 was 32.5% as compared to 1,010.4% for the year ended December 31, 2002. The change in the effective tax rate was primarily due to the mix of income between high and low tax jurisdictions.
     Minority Interest. Minority interest for the year ended December 31, 2003 increased $6.4 million, or 40.2%, as compared to the year ended December 31, 2002, primarily due to an increase in income from a reduction in interest expense on the Pride Angola drillship loan facility and mark-to-market adjustments on interest rate swap and cap agreements.
Liquidity and Capital Resources
     At December 31, 2004, we had cash and cash equivalents of $37.1 million and borrowing availability under our senior secured revolving credit facility of $464.9 million. As of December 31, 2004 and 2003, we had working capital of $130.4 million and $70.4 million, which included as of such dates an aggregate of short-term borrowings and current portion of long-term debt and lease obligations of $48.5 million and $219.0 million, an aggregate of cash and cash equivalents and restricted cash of $47.0 million and $108.0 million, net trade receivables of $329.3 million and $371.5 million and accounts payable of $162.6 million and $163.7 million. The increase in working capital was attributable primarily to a reduction in 2004 of short-term borrowings and current portion of long-term debt and lease obligations, which was offset in part by the effect of several enhancements of our working capital management in various areas of our operations.
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
     We pay interest semiannually on the 7 3/8% senior notes. The notes contain provisions that limit our ability and the ability of our subsidiaries to enter into transactions with affiliates; pay dividends or make other restricted payments; incur debt or issue preferred stock; incur dividend or other payment restrictions affecting our subsidiaries; sell assets; engage in sale and leaseback transactions; create liens; and consolidate, merge or transfer all or substantially all of our assets. Many of these restrictions will terminate if the notes are rated investment grade by either Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. and, in either case, the notes have a specified minimum rating by the other rating agency. We are required to offer to repurchase the notes in connection with specified change in control events that result in a ratings decline.
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
   Drillship Loan Facility
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
     The drillship loan facility bears interest at LIBOR plus 1.50%. As a condition of the loan, we maintain interest rate swap and cap agreements with the lenders. Please read Note 5 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K/A for more information related to the drillship loan facility.
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

	Payments Due by Period
	(Restated)
		Less than			After
Contractual Obligations(1)	Total	1 Year	1-3 Years	4-5 Years	5 Years
			(In thousands)
Principal payments on long-term debt	$1,725,159	$39,287	$425,672	$441,059	$819,141
Interest payments on long-term debt(2)	558,465	83,754	153,501	115,438	205,772
Swap and cap agreements (2)	6,741	1,996	3,086	1,659	—
Capital lease obligations	7,279	6,900	379	—	—
Operating lease obligations	2,556	1,485	1,071	—	—
Retirement obligations	2,703	896	1,241	519	47

Total	$2,302,903	$134,318	$584,950	$558,675	$1,024,960

(1)	As of December 31, 2004, we had no unconditional purchase obligations to third parties for materials, goods or services.

(2)	With respect to our variable rate debt and interest rate swap and cap agreements, we have calculated our future interest and settlement payments based on the interest rates in effect as of December 31, 2004.
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
     As of December 31, 2004, $9.9 million of our cash balances, which amount is included in restricted cash, consisted of funds held in trust in connection with our drillship loan facility and, accordingly, was not available for our use.

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
     In 2004, we had an effective tax rate that was 19.3% above the U.S. statutory rate due primarily to the following: debt refinancing charges reducing income without a proportional reduction to income taxes; an increase in taxable income in high effective tax rate countries; lower taxable income in foreign jurisdictions with low or zero effective tax rates; and U.S. tax on certain foreign earnings.
     In 2003, we had an effective tax rate that was 2.5% below the U.S. statutory rate due primarily to the following: a 2.3% increase in the U.S. statutory rate due to a change in estimate that relates primarily to the difference between our estimate of U.S. income tax on foreign earnings and the actual amount on the 2002 U.S. tax return as filed; and a 4.8% decrease from the U.S. statutory rate due to the mix of income between high and low tax countries.
     In 2002, we had an effective tax rate that was 975.4% above the U.S. statutory rate due primarily to the following: a 86.6% increase in the U.S. statutory rate due to a change in estimate that relates primarily to the difference between our estimate of U.S. income tax on foreign earnings and the actual amount on the 2001 U.S. tax return as filed; a 26.7%

increase in the U.S. statutory rate due to non-deductible expenses on the U.S. tax return; and a 862.1% increase in the U.S. statutory rate due to the mix of income between high and low tax countries.
     Management’s assumptions regarding these tax provisions, as described herein, were consistent with those of prior periods.
Critical Accounting Estimates
     We consider estimates related to our property and equipment, our income taxes and our derivatives to have a significant impact on our consolidated financial statements.
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
     For a discussion of the components of our current and deferred income tax provisions, assets and liabilities and the impact of changes in estimates and assumptions affecting our deferred tax assets and liabilities, see “— Tax Matters” above and Note 8 of our Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K/A.
   Accounting for Interest Rate Swap and Cap Agreements
     We use derivatives in the normal course of business to manage our exposure to fluctuations in interest rates. We have not designated our interest rate swap and cap agreements as hedging instruments in accordance with SFAS No. 133. Accordingly, we must determine the fair value of these agreements and record any changes to the fair value in our consolidated statements of operations. The determination of the fair value is complex and requires significant judgments and estimates, including the methodology of building a forward yield curve, the basis of discounting projected future cash flows and varying conventions in contract terms. The ultimate settlement of these interest rate swaps and caps may differ materially from the estimated fair values and could materially affect our results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. These risks arise primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuation in interest rates and foreign currency exchange rates as discussed below. We entered into these instruments other than for trading purposes. We incorporate by reference in response to this item the information set forth in Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K/A.
     Interest Rate Risk. We are exposed to interest rate risk through our fixed rate long-term debt. As of December 31, 2004, we held interest rate swap and cap agreements with notional amounts totaling $464.5 million relating to the $270.5 million outstanding under our drillship loan facility and the $279.3 million outstanding under our secured term loan. We have entered into interest rate swap and cap agreements as required by the lenders under our drillship loan agreement. Prior to 2004, we entered into interest rate agreements that effectively capped the interest rate on $194.0 million of borrowings under our then outstanding senior secured term loan. The interest rate swap and cap agreements are marked-to-market, with realized and unrealized gains and losses recorded as a component of other income. As of December 31, 2004, the fair value of the interest rate swap and cap agreements was a liability of approximately $0.1 million.
     The fair market value of fixed rate long-term debt will increase as prevailing interest rates decrease. The fair value of our long-term debt is estimated based on quoted market prices where applicable, or based on the present value of expected cash flows relating to the debt discounted at rates currently available to us for long-term borrowings with similar terms and maturities. The estimated fair value of our long-term debt as of December 31, 2004 and 2003 was approximately $1,862.0 million and $2,103.1 million, respectively, which was more than its carrying value as of December 31, 2004 and 2003 of $1,725.2 and $1,993.8 million, respectively. A hypothetical 10.0% decrease in interest rates relative to market interest rates at December 31, 2004 would increase the fair market value of our long-term debt at December 31, 2004 by approximately $20.6 million.
     Foreign Currency Exchange Rate Risk. We operate in a number of international areas and are involved in transactions denominated in currencies other than U.S. dollars, which expose us to foreign exchange rate risk. We utilize local currency borrowings and the payment structure of customer contracts to selectively reduce our exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currencies. Prior to 2004, we entered into forward exchange contracts and option contracts to manage foreign currency exchange risk principally associated with our Euro denominated expenses. We did not enter into any forward exchange or option contracts in 2004, but continue to monitor our foreign exchange risk. We do not hold or issue forward exchange contracts, option contracts or other derivative financial instruments for speculative purposes.
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
     As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2004, 2003 and 2002 consolidated financial statements.
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
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2004, the Company did not maintain effective controls over the communication among operating, functional and accounting departments of financial and other business information that is important to the period-end financial reporting process, including the specifics of non-routine and non-systematic transactions. Contributing factors included the large number of manual processes utilized during the period-end financial reporting process and an insufficient number of accounting and finance personnel to, in a timely manner: (1) implement extensive structural and procedural system and process initiatives during 2004, (2) perform the necessary manual processes, and (3) analyze non-routine and non-systematic transactions. This control deficiency resulted in errors that required the restatement of the Company’s consolidated financial statements for 2004, 2003 and 2002, the first two quarterly periods in 2005, and all quarterly periods in 2004 and 2003, as discussed in Note 2 to the consolidated financial statements. The errors primarily affected retained earnings, other assets, accrued expenses, property and equipment and the related depreciation expense, debt and the related interest and financing costs, minority interest balances and activity and income tax balance sheet accounts and the related provisions. This deficiency also resulted in audit adjustments to the 2004 consolidated financial statements primarily affecting accrued employee benefits and interest and the corresponding expense accounts. Additionally, this control deficiency could result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
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
     In connection with the restatement of the Company’s consolidated financial statements described in the third and fourth paragraphs of Note 2 to the consolidated financial statements, management has determined that the restatement was an additional effect of the material weakness described above. Accordingly, this restatement does not affect management’s previous assessment or our opinions on internal control over financial reporting.
PricewaterhouseCoopers LLP
Houston, Texas
March 25, 2005, except for the restatement discussed in the third and fourth paragraphs of Note 2 to the consolidated financial statements and the matter discussed in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is January 24, 2006.

PRIDE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
(In thousands, except par values)

	December 31,
	2004	2003
	(Restated)	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$37,100	$69,134
Restricted cash	9,917	38,840
Trade receivables, net	329,309	371,510
Parts and supplies	66,692	72,263
Other current assets	116,533	171,084

Total current assets	559,551	722,831

PROPERTY AND EQUIPMENT, net	3,281,848	3,463,300

OTHER ASSETS
Investments in and advances to affiliates	46,908	33,984
Goodwill	68,450	69,014
Other assets	85,236	87,966

Total other assets	200,594	190,964

	$4,041,993	$4,377,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$162,602	$163,707
Accrued expenses	218,007	269,649
Short-term borrowings	2,294	27,555
Current portion of long-term debt	39,287	188,737
Current portion of long-term lease obligations	6,900	2,749

Total current liabilities	429,090	652,397

OTHER LONG-TERM LIABILITIES	35,796	62,453
LONG-TERM DEBT, net of current portion	1,685,872	1,805,099
LONG-TERM LEASE OBLIGATIONS, net of current portion	379	9,979
DEFERRED INCOME TAXES	60,984	59,460
MINORITY INTEREST	113,552	98,999
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 50,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 400,000 shares authorized; 136,998 and 135,769 shares issued; 136,629 and 135,400 shares outstanding	1,370	1,358
Paid-in capital	1,277,157	1,261,073
Treasury stock, at cost	(4,409)	(4,409)
Deferred compensation	(1,499)	—
Accumulated other comprehensive income (loss)	2,945	(231)
Retained earnings	440,756	430,917

Total stockholders’ equity	1,716,320	1,688,708

	$4,041,993	$4,377,095

The accompanying notes are an integral part of the consolidated financial statements.

PRIDE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
REVENUES	$1,712,200	$1,565,806	$1,180,016
OPERATING COSTS, excluding depreciation and amortization	1,146,760	1,039,798	760,065
DEPRECIATION AND AMORTIZATION	265,307	250,883	231,479
GENERAL AND ADMINISTRATIVE, excluding depreciation and amortization	74,851	56,263	41,140
IMPAIRMENT CHARGES	24,898	—	—
(GAIN) LOSS ON SALE OF ASSETS, net	(48,593)	453	(438)

EARNINGS FROM OPERATIONS	248,977	218,409	147,770

OTHER INCOME (EXPENSE)

Interest expense	(103,292)	(116,027)	(124,043)
Refinancing charges	(36,336)	(6,370)	(1,228)
Interest income	3,881	3,182	2,084
Other income (expense), net	526	5,281	(24,246)

Total other expense, net	(135,221)	(113,934)	(147,433)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	113,756	104,475	337
INCOME TAX PROVISION	61,732	33,982	3,405
MINORITY INTEREST	24,453	22,460	16,020

INCOME (LOSS) FROM CONTINUING OPERATIONS	27,571	48,033	(19,088)
INCOME (LOSS) ON DISCONTINUED OPERATIONS (NOTE 3)	(17,732)	(63,987)	1,982

NET INCOME (LOSS)	$9,839	$(15,954)	$(17,106)

EARNINGS (LOSS) PER SHARE
Basic
Income (loss) from continuing operations	$0.20	$0.35	$(0.15)
Discontinued operations	(0.13)	(0.47)	0.02

Net income (loss)	$0.07	$(0.12)	$(0.13)

Diluted
Income (loss) from continuing operations	$0.20	$0.35	$(0.15)
Discontinued operations	(0.13)	(0.41)	0.02

Net income (loss)	$0.07	$(0.06)	$(0.13)

SHARES USED IN PER SHARE CALCULATIONS
Basic	135,821	134,704	133,305
Diluted	137,301	154,737	133,305
The accompanying notes are an integral part of the consolidated financial statements.

PRIDE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

							Accumulated
							Other		Total
	Common Stock		Paid-In	Treasury Stock		Deferred	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Compensation	Income (Loss)	Earnings	Equity
BALANCE — JANUARY 1, 2002, as previously reported	132,793	$1,328	$1,218,624	—	$—	$—	$(1,015)	$477,149	$1,696,086
Restatement adjustment included on Form 10-K (See Note 2)	—	—	—	—	—	—	—	(2,915)	(2,915)
Restatement adjustment included on Form 10-K/A (See Note 2)	—	—	—	—	—	—	(680)	(10,257)	(10,937)

BALANCE — JANUARY 1, 2002 (Restated)	132,793	1,328	1,218,624	—	—	—	(1,695)	463,977	1,682,234
Net loss (Restated)	—	—	—	—	—	—	—	(17,106)	(17,106)
Amortization of SFAS 133 transition adjustment (Restated)	—	—	—	—	—	—	461	—	461
Foreign currency translation	—	—	—	—	—	—	(2,583)	—	(2,583)

Total comprehensive loss (Restated)									(19,228)
Issuance of common stock in connection with private investments	528	5	6,295	369	(4,409)	—	—	—	1,891
Other issuance of common stock	37	—	476	—	—	—	—	—	476
Exercise of stock options	1,095	11	9,069	—	—	—	—	—	9,080
Tax benefit on non-qualified stock options	—	—	2,682	—	—	—	—	—	2,682

BALANCE — DECEMBER 31, 2002 (Restated)	134,453	1,344	1,237,146	369	(4,409)	—	(3,817)	446,871	1,677,135
Net loss (Restated)	—	—	—	—	—	—	—	(15,954)	(15,954)

							Accumulated
							Other		Total
	Common Stock		Paid-In	Treasury Stock		Deferred	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Compensation	Income (Loss)	Earnings	Equity
Amortization of SFAS 133 transition adjustment (Restated)	—	—	—	—	—	—	112	—	112
Foreign currency translation	—	—	—	—	—	—	3,474	—	3,474

Total comprehensive loss (Restated)						—			(12,368)
Issuance of common stock in connection with Direct Stock Purchase Plan	830	8	14,992	—	—	—	—	—	15,000
Other issuance of common stock	104	1	1,264	—	—	—	—	—	1,265
Exercise of stock options	382	5	3,759	—	—	—	—	—	3,764
Tax benefit of non-qualified stock options	—	—	516	—	—	—	—	—	516
Stock option compensation	—	—	3,396	—	—	—	—	—	3,396

BALANCE — DECEMBER 31, 2003 (Restated)	135,769	1,358	1,261,073	369	(4,409)	—	(231)	430,917	1,688,708

Net income (Restated)	—	—	—	—	—	—	—	9,839	9,839
Amortization of SFAS 133 transition adjustment (Restated)	—	—	—	—	—	—	107	—	107
Foreign currency translation	—	—	—	—	—	—	3,069	—	3,069

Total comprehensive income (Restated)									13,015
Exercise of stock options	963	10	10,107	—	—	—	—	—	10,117
Tax benefit of non-qualified stock options	—	—	1,659	—	—	—	—	—	1,659
Other issuance of common stock	117	1	1,340	—	—	—	—	—	1,341
Issuance of restricted stock	149	1	2,779	—	—	(2,780)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	544	—	—	544
Acceleration of restricted stock vesting	—	—	—	—	—	737	—	—	737
Stock option compensation	—	—	199	—	—	—	—	—	199

BALANCE — DECEMBER 31, 2004 (Restated)	136,998	$1,370	$1,277,157	369	$(4,409)	$(1,499)	$2,945	$440,756	$1,716,320

The accompanying notes are an integral part of the consolidated financial statements.

PRIDE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
OPERATING ACTIVITIES

Net income (loss)	$9,839	$(15,954)	$(17,106)
Adjustments to reconcile net loss to net cash provided by operating activities —
Depreciation and amortization	265,307	250,883	231,479
Discount amortization on zero coupon convertible debentures	106	1,808	11,062
Amortization and write-offs of deferred financing costs	20,720	8,191	9,064
Impairment charges	24,898	—	—
(Gain) loss on sale of assets	(48,593)	453	(438)
Tax benefit of non-qualified stock options	1,659	516	2,682
Deferred income taxes	2,388	(41,840)	(33,588)
Minority interest	24,453	22,460	16,020
Stock option compensation	199	3,396	—
Amortization of SFAS No. 133 transition adjustment	204	226	903
(Gain) loss on mark-to-market of derivatives	(15,658)	(9,336)	8,756
Changes in assets and liabilities, net of effects of acquisitions —
Trade receivables	42,201	(112,346)	53,436
Parts and supplies	5,571	(8,843)	(5,108)
Other current assets	50,681	6,118	(48,420)
Other assets	13,496	24,363	(12,834)
Accounts payable	1,432	(7,009)	(43,455)
Accrued expenses	(45,333)	37,193	5,735
Other liabilities	(16,506)	(41,498)	(13,756)

Net cash provided by operating activities	337,064	118,781	164,432

INVESTMENT ACTIVITIES
Purchases of property and equipment	(136,716)	(232,497)	(215,490)
Proceeds from dispositions of property and equipment	73,502	1,277	1,256
Investments in and advances to affiliates	(12,924)	(4,364)	(1,205)
Purchase of net assets of acquired entities, including acquisition costs, less cash acquired	—	—	(2,414)

Net cash used in investing activities	(76,138)	(235,584)	(217,853)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,535	16,265	476
Proceeds from exercise of stock options	10,117	3,764	9,080
Proceeds from issuance of convertible senior debentures	—	300,000	300,000
Proceeds from debt borrowings	810,721	188,016	385,000
Repayments of borrowings	(1,112,067)	(462,408)	(551,221)
Debt finance costs	(22,189)	(7,546)	(17,616)
Decrease in restricted cash	28,923	13,860	2,700
Repayment of joint venture partner debt	(10,000)	—	—

Net cash provided by (used in) financing activities	(292,960)	51,951	128,419

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(32,034)	(64,852)	74,998
CASH AND CASH EQUIVALENTS, beginning of year	69,134	133,986	58,988

CASH AND CASH EQUIVALENTS, end of year	$37,100	$69,134	$133,986

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
  Management Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and adjustments on historical experience and on other information and assumptions that are believed to be reasonable under the circumstances. Estimates and judgments about future events and their effects cannot be perceived with certainty; accordingly, these estimates may change as additional information is obtained, as more experience is acquired, as the Company’s operating environment changes and as new events occur. While it is believed that such estimates are reasonable, actual results could differ from those estimates. Estimates are used for, but not limited to, determining the realization of customer and insurance receivables, recoverability of long-lived assets, useful lives for depreciation and amortization, determination of income taxes, determining the fair value of derivative instruments, contingent liabilities, insurance and legal accruals and costs to complete construction projects including warranty claims.
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
     The Company expended $17.4 million, $20.2 million and $13.6 million during 2004, 2003 and 2002, respectively, in obtaining and maintaining such certifications. As of December 31, 2004 and 2003, the deferred and unamortized portion of such costs on the Company’s balance sheet were $42.5 million and $31.6 million, respectively. The portion of the costs that are expected to be amortized in the 12-month periods following each balance sheet date are included in other current assets on the balance sheet and the costs expected to be amortized after more than 12 months from each balance sheet date are included in other assets. The costs are amortized on a straight-line basis over the period of validity of the certifications obtained. These certifications are typically for five years, but in some cases are for shorter periods. Accordingly, the remaining useful lives for these deferred costs are up to five years.
  Derivative Financial Instruments
      The Company has entered into derivative financial instruments to economically limit its exposure to changes in interest rates. The Company’s policies do not permit the use of derivative financial instruments for speculative purposes. As of December 31, 2004, the Company had not designated any of its derivative financial instruments as hedging instruments as defined by Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the changes in fair value of the derivative financial instruments are recorded in “Other income (expense), net” in its consolidated statement of operations.
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
     The following table illustrates, in accordance with SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of FASB statement No. 123” the effect on net loss and loss per share as if the fair value based method of accounting prescribed by SFAS No. 123 had been applied to stock-based compensation. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

	Year Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
	(In thousands, except
	per share amounts)
Net income (loss) — as reported	$9,839	$(15,954)	$(17,106)
Add: Stock-based compensation included in reported net loss, net of tax	129	2,081	—
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(12,575)	(10,784)	(8,538)

Pro forma net loss	$(2,607)	$(24,657)	$(25,644)

Net earnings (loss) per share:

Basic — as reported	$0.07	$(0.12)	$(0.13)
Basic — pro forma	$(0.02)	$(0.18)	$(0.19)
Diluted — as reported	$0.07	$(0.06)	$(0.13)
Diluted — pro forma	$(0.02)	$(0.12)	$(0.19)

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
     In connection with the preparation of its consolidated financial statements for the three-month and nine-month periods ended September 30, 2005, the Company reviewed its accounting policy used to account for interest rate swap and cap agreements required by its drillship loan facility and semisubmersible loans. As previously disclosed in its periodic reports, the Company had not accounted for such interest rate swap and cap agreements as derivative financial instruments, but had accounted for them as an integrated part of the drillship loan facility and semisubmersible loans, with the periodic settlements of the interest rate swap and cap agreements recorded as an increase or reduction in interest expense, as applicable. The Company has now determined that such swap and cap agreements should have been accounted for as freestanding derivative financial instruments in accordance with SFAS No. 133. The Company has restated its consolidated financial statements for the adoption of SFAS No. 133. As of January 1, 2001, this resulted in an asset of $1.8 million, a liability of $2.5 million, a gain of $1.8 million, recorded as the cumulative effect of a change in accounting principle, and a loss of $2.5 million, recorded in accumulated other comprehensive income, which is being amortized to income over the lives of the swap agreements using an effective interest method. This restatement negatively impacted previously reported stockholders’ equity as of January 1,

2002 by $10.9 million, consisting of a reduction in accumulated other comprehensive income (loss) of $0.7 million and a reduction in retained earnings of $10.2 million.
     The swap and cap agreements did not qualify for hedge accounting because the Company did not complete the evaluation of effectiveness or the contemporaneous documentation thereof necessary to designate them as hedges at their inception. Accordingly, the swap and cap agreements should have been marked-to-market, with realized and unrealized gains and losses recorded as a component of income. In addition, the unrealized gains and losses for the swap and cap agreements associated with its drillship loan facility should have been included in the calculation of minority interest expense for a consolidated joint venture of the Company. As a result, the Company is restating in this Form 10-K/A its consolidated financial information for 2004, 2003 and 2002, the quarterly financial data for all periods in 2004 and 2003 and its selected financial data for 2001. Certain disclosures in other notes to the consolidated financial statements have been restated to reflect the restatement adjustments.
     As a result of the Company’s prior method of accounting for interest rate swap and cap agreements, interest expense was overstated by $15.9 million, $14.6 million and $14.3 million for 2004, 2003 and 2002, respectively; other income was overstated by $0.5 million, $4.8 million for 2004 and 2003, respectively; other expense was understated by $24.0 million for 2002; and minority interest was understated by $2.1 million and $2.6 million for 2004 and 2003, respectively, and overstated by $0.3 million for 2002.
     The impact of the adjustments described above on the previously filed consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 is presented below. The operating results, as reported, have been revised to include reclassifications of certain costs from general and administrative to operating costs (See Note 1), and the classification of the operations of the Company’s fixed-fee construction line of business as discontinued operations (See Note 3). The Company has historically classified periodic cash settlements of interest rate swap and caps as an adjustment to interest expense. In connection with implementing fair value accounting for the interest rate swap and cap agreements, the Company has included the mark-to-market adjustments in other income. Accordingly, the settlement amounts have been eliminated from interest expense in the consolidated financial statements, as restated. These settlement amounts amounted to $15.9 million, $14.0 million and $14.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. Additionally, the Company is reclassifying its $0.6 million loss related to the fair value adjustment for the interest rate swap and cap agreements associated with its senior secured term loan for the year ended December 31, 2003 from interest expense, as previously recorded, to other income (expense). The adjustments had no effect on net cash provided by or used in operating, investing or financing activities in the consolidated statement of cash flows.
Selected Consolidated Statement of Operations Data:

	Year Ended December 31, 2004
	As Reported(1)	Adjustments (2)	Adjustments (3)	Restated
	(In thousands, except per share amounts)
Revenues	$1,712,200	$—	$—	$1,712,200
Operating costs, excluding depreciation and amortization	1,146,760	—	—	1,146,760
Depreciation and amortization	265,307	—	—	265,307
General and administrative, excluding depreciation and amortization	74,851	—	—	74,851
Impairment charges	24,898	—	—	24,898
Gain on sale of assets	(48,593)	—	—	(48,593)

Earnings from operations	248,977	—	—	248,977

Other income (expense)
Interest expense	(119,209)	—	15,917	(103,292)
Refinancing charges	(36,336)	—	—	(36,336)
Interest income	3,881	—	—	3,881
Other income (expense), net	1,003	—	(477)	526

Total other expense, net	(150,661)	—	15,440	(135,221)

Income from continuing operations before income taxes and minority interest	98,316	—	15,440	113,756
Income tax provision	61,732	—	—	61,732
Minority interest	22,311	—	2,142	24,453

Income from continuing operations	14,273	—	13,298	27,571

	Year Ended December 31, 2004
	As Reported(1)	Adjustments (2)	Adjustments (3)	Restated
	(In thousands, except per share amounts)
Loss from discontinued operations, net of income taxes	(17,732)	—	—	(17,732)

Net earnings (loss)	$(3,459)	$—	$13,298	$9,839

Basic earnings (loss) per share:
Income from continuing operations	$0.11	$—	$0.09	$0.20
Net earnings (loss)	$(0.02)	$—	$0.09	$0.07
Diluted earnings (loss) per share:
Income from continuing operations	$0.10	$—	$0.10	$0.20
Net earnings (loss)	$(0.03)	$—	$0.10	$0.07

	Year Ended December 31, 2003
	As Reported(1)	Adjustments (2)	Adjustments (3)	Restated
		(In thousands, except per share amounts)
Revenues	$1,565,806	$—	$—	$1,565,806
Operating costs, excluding depreciation and amortization	1,039,661	137	—	1,039,798
Depreciation and amortization	249,222	1,661	—	250,883
General and administrative, excluding depreciation and amortization	56,263	—	—	56,263
Loss on sale of assets	453	—	—	453

Earnings (loss) from operations	220,207	(1,798)	—	218,409

Other income (expense)

Interest expense	(132,998)	2,397	14,574	(116,027)
Refinancing charges	(6,370)	—	—	(6,370)
Interest income	3,182	—	—	3,182
Other income, net	10,123	—	(4,842)	5,281

Total other expense, net	(126,063)	2,397	9,732	(113,934)

Income from continuing operations before income taxes and minority interest	94,144	599	9,732	104,475
Income tax provision	33,325	657	—	33,982
Minority interest	20,765	(869)	2,564	22,460

Income from continuing operations	40,054	811	7,168	48,033
Loss from discontinued operations, net of income taxes	(63,987)	—	—	(63,987)

Net earnings (loss)	$(23,933)	$811	$7,168	$(15,954)

Basic earnings (loss) per share:
Income from continuing operations	$0.30	$—	$0.05	$0.35
Net loss	$(0.18)	$0.01	$0.05	$(0.12)
Diluted earnings (loss) per share:
Income from continuing operations	$0.30	$—	$0.05	$0.35
Net loss	$(0.12)	$0.01	$0.05	$(0.06)

	Year Ended December 31, 2002
	As Reported(1)	Adjustments (2)	Adjustments (3)	Restated
	(In thousands, except per share amounts)
Revenues	$1,180,016	$—	—	$1,180,016
Operating costs, excluding depreciation and amortization	761,132	(1,067)	—	760,065
Depreciation and amortization	230,204	1,275	—	231,479
General and administrative, excluding depreciation and amortization	41,140	—	—	41,140
Gain on sale of assets	(438)	—	—	(438)

Earnings (loss) from operations	147,978	(208)	—	147,770

Other income (expense)

Interest expense	(140,863)	2,515	14,305	(124,043)
Refinancing charges	(1,228)	—	—	(1,228)
Interest income	2,084	—	—	2,084
Other expense, net	(282)	—	(23,964)	(24,246)

Total other expense, net	(140,289)	2,515	(9,659)	(147,433)

Income from continuing operations before income taxes and minority interest	7,689	2,307	(9,659)	337
Income tax provision	1,909	1,496	—	3,405
Minority interest	16,097	(369)	292	16,020

Loss from continuing operations	(10,317)	1,180	(9,951)	(19,088)

	Year Ended December 31, 2002
	As Reported(1)	Adjustments (2)	Adjustments (3)	Restated
	(In thousands, except per share amounts)
Income from discontinued operations, net of income taxes	1,982	—	—	1,982

Net loss	$(8,335)	$1,180	$(9,951)	$(17,106)

Basic loss per share:
Loss from continuing operations	$(0.08)	$0.01	$(0.08)	$(0.15)
Net loss	$(0.06)	$0.01	$(0.08)	$(0.13)
Diluted loss per share:
Loss from continuing operations	$(0.08)	$0.01	$(0.08)	$(0.15)
Net loss	$(0.06)	$0.01	$(0.08)	$(0.13)

Selected Consolidated Balance Sheet Data:

	December 31, 2004
	As Reported(1)	Adjustments (2)	Adjustments (3)	Restated
	(In thousands, except per share amounts)
Total current assets	$559,551	$—	$—	$559,551
Property and equipment, net	3,281,848	—	—	3,281,848
Other assets, net	81,567	—	3,669	85,236
Total other assets	196,925	—	3,669	200,594
Total assets	4,038,324	—	3,669	4,041,993
Accrued expenses	214,843	—	3,164	218,007
Total current liabilities	425,926	—	3,164	429,090
Other long-term liabilities	35,796	—	—	35,796
Deferred income taxes	60,984	—	—	60,984
Minority interest	113,305	—	247	113,552
Retained earnings	440,498	—	258	440,756
Total stockholders’ equity	1,716,062	—	258	1,716,320
Total liabilities and stockholders’ equity	4,038,324	—	3,669	4,041,993

	December 31, 2003
	As Reported(1)	Adjustments (2)	Adjustments (3)	Restated
	(In thousands, except per share amounts)
Total current assets	$726,924	$(4,093)	$—	$722,831
Property and equipment, net	3,446,331	16,969	—	3,463,300
Other assets, net	102,177	(14,211)	—	87,966
Total other assets	205,175	(14,211)	—	190,964
Total assets	4,378,430	(1,335)	—	4,377,095
Accrued expenses	261,055	(905)	9,499	269,649
Total current liabilities	643,803	(905)	9,499	652,397

Other long-term liabilities	54,423	2,388	5,642	62,453

Deferred income taxes	59,378	82	—	59,460
Minority interest	102,969	(1,976)	(1,994)	98,999

Accumulated other comprehensive loss	(124)	—	(107)	(231)
Retained earnings	444,881	(924)	(13,040)	430,917

Total stockholders’ equity	1,702,779	(924)	(13,147)	1,688,708
Total liabilities and stockholders’ equity	4,378,430	(1,335)	—	4,377,095

(1)	The “As Reported” amounts for 2004 are the amounts reported in the Company’s annual report on Form 10-K for 2004 as originally filed with the SEC on March 25, 2005. The “As Reported” amounts for 2003 and 2002 are the amounts reported in the Company’s annual report on Form 10-K for the year ended December 31, 2003 as originally filed with the SEC on March 15, 2004, after adjustment for the reclassifications discussed in Note 1 and Note 3. The amounts for 2003 and 2002 were previously restated in the originally filed annual report on Form 10-K for the year ended December 31, 2004 for the effects of the adjustments described in footnote 2 below.

(2)	Adjustments related to several matters for the years 1999 through 2003 and for the first nine months of 2004 as discussed in the first two paragraphs of this note and as filed in the Company’s original annual report on Form 10-K.

(3)	Adjustments related to the interest rate swap and cap agreements resulting from the Company’s review in connection with the preparation of its financial statements for the three-month and nine-month periods ended September 30, 2005 as discussed in the third and fourth paragraphs of this note.

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
     The Company capitalizes interest applicable to the construction of significant additions to property and equipment. For the years ended December 31, 2004, 2003 and 2002, total interest incurred was $104.5 million, $117.2 million and $126.0 million, respectively, of which $1.2 million, $1.2 million and $1.9 million, respectively, was capitalized.
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

   Long-Term Debt
   Long-term debt consisted of the following:

	December 31,
	2004	2003
	(In thousands)
Senior secured term loan	$279,250	$197,000
Senior secured revolving credit facilities	—	288,000
7 3/8% Senior Notes due 2014, net of discount	497,445	—
9 3/8% Senior Notes due 2007	—	175,000
10% Senior Notes due 2009	—	200,000
2 1/2% Convertible Senior Notes Due 2007	300,000	300,000
3 1/4% Convertible Senior Notes Due 2033	300,000	300,000
Zero Coupon Convertible Senior Debentures Due 2021	—	4
Zero Coupon Convertible Subordinated Debentures Due 2018	—	1,098
Senior convertible notes due 2004	—	85,853
Drillship loan facility	270,525	182,674
Semisubmersible loans due 2004 to 2008	77,939	260,558
Limited-recourse collateralized term loans	—	3,649

	1,725,159	1,993,836
Current portion of long-term debt	39,287	188,737

Long-term debt, net of current portion	$1,685,872	$1,805,099

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
   Drillship Loan Facility
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
     The drillship loan facility bears interest at LIBOR plus 1.50%. The effective rate at December 31, 2004 was 4.1%. As a condition of the loan, the Company maintains interest rate swap and cap agreements with the lenders. The Company does not account for these agreements as hedging instruments in accordance with SFAS No. 133. Accordingly, the agreements are marked-to-market, with realized and unrealized gains and losses recorded as a component of income. In accordance with the debt agreements, certain cash balances are held in trust to assure that timely interest and principal payments are made. As of December 31, 2004 and 2003, $9.9 million and $26.7 million, respectively, of such cash balances, which amount is included in restricted cash, was held in trust and is not available for use by the Company.
   Semisubmersible Loans
     In December 2004, the Company repaid the outstanding principal amounts of approximately $138.5 million due under the semisubmersible loans that had originally financed the construction of the Pride Carlos Walter and Pride Brazil. In connection with the retirement of the semisubmersible loans, the Company recognized a charge of $5.5 million, including a write-off of deferred finance costs of $1.9 million and $3.6 million for the final settlement of related interest rate swap and cap agreements. The loans were collateralized by, among other things, a first priority mortgage on the drilling rigs and assignment of the charters for the rigs. The debt agreement required certain cash balance to be held in trust to assure that timely interest and principal payments are made. As of December 31, 2003, $11.4 million of such cash balances, which amount is included in restricted cash, was held in trust and was not available for use by the Company.
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
     The Company is subject to the risk of variability in interest payments on its floating rate debt, which included the senior secured term loan and revolving credit facilities at December 31, 2004. The Company has entered into interest rate agreements to economically hedge its exposure to changes in interest rates. As of December 31, 2004, the Company had interest rate agreements that effectively capped the interest rate on $194.0 million of borrowings under its then outstanding senior secured term loan.

The Company’s drillship loan facility requires the joint venture company that owns the Pride Africa and Pride Angola to maintain interest rate swap and cap agreements. The drillship loan facility generally restricts the ability of the joint venture company to transfer, settle, sell, offset or amend the interest rate swap and cap agreements without the consent of the lenders. The Company does not believe the lenders would provide such consent.
     The Company’s semisubmersible loans retired in December 2004 required the Company to enter into interest rate swap and cap agreements. Prior to retiring such loans, the Company generally was restricted from transferring, settling, selling, offsetting or amending the interest rate swap and cap agreements without the consent of the lenders.
     As of December 31, 2004, the Company had not designated any of the interest rate swap and cap agreements agreements as hedging instruments as defined by SFAS No. 133. Accordingly, the changes in fair value of the interest rate swap and cap agreements are recorded currently in earnings. The Company included the changes in the fair value on its interest rate swap and cap agreements of $(0.3) million, $(4.6) million and $(23.1) million in other income (expense) for 2004, 2003 and 2002, respectively. Also included in other income (expense) is $(0.2) million, $(0.2) million and $(0.9) million for 2004, 2003 and 2002, respectively, related to the amortization of the SFAS No. 133 transition adjustment. The total aggregate fair value of the interest rate swap and cap agreements as of December 31, 2004 and 2003 was a net liability of approximately $0.1 million and $15.8 million, respectively. See Note 14 for additional information regarding the balance sheet presentation of these amounts.
8. Income Taxes
     The components of the income tax provision (benefit) included in income (loss) from continuing operations were as follows:

	Year Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
		(In thousands)
U.S.:
Federal:
Current	$—	$—	$—
Deferred	(19,733)	(43,672)	(39,743)

Total — U.S. Federal	(19,733)	(43,672)	(39,743)

Foreign:
Current	47,043	43,329	36,219
Deferred	34,422	34,325	6,929

Total — Foreign	81,465	77,654	43,148

Income tax provision	$61,732	$33,982	$3,405

     A reconciliation of the differences between the Company’s income tax provision computed at the U.S. statutory rate and its income tax provision as reported from continuing operations before income taxes and minority interest is summarized as follows:

	Year Ended December 31,
	2004		2003		2002
	(Restated)		(Restated)		(Restated)
	Amount	Rate	Amount	Rate	Amount	Rate
			(In thousands)
U.S. statutory rate	$39,815	35.0%	$36,566	35.0%	$118	35.0%
Taxes on foreign earnings at greater (lesser) than the U.S. statutory rate	21,787	19.2%	(5,091)	(4.9)%	2,905	862.1%
Change in estimate	—	—	2,372	2.3%	292	86.6%
Other	130	0.1%	135	0.1%	90	26.7%

Effective income tax rate	$61,732	54.3%	$33,982	32.5%	$3,405	1,010.4%

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
     In 2003, the Company had an effective tax rate below the U.S. statutory rate due to the following: an increase in the U.S. statutory rate due to a change in estimate that relates primarily to the difference between the Company’s estimate of U.S. income tax on foreign earnings and the actual amount on the 2002 U.S. tax return as filed; and a decrease from the U.S. statutory rate due to the mix of income between high and low tax countries.
     In 2002, the Company had an effective tax rate above the U.S. statutory rate due to the following: an increase in the U.S. statutory rate due to a change in estimate that relates primarily to the difference between the Company’s estimate of U.S. income tax on foreign earnings and the actual amount on the 2001 U.S. tax return as filed; an increase in the U.S. statutory rate due to non-deductible expenses on the U.S. tax return; and an increase in the U.S. statutory rate due to the mix of income between high and low tax countries.
     The domestic and foreign components of income from continuing operations before income taxes and minority interest were as follows:

	Year Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
		(In thousands)
Domestic	$(166,663)	$(159,070)	$(145,094)
Foreign	280,419	263,545	145,431

Income from continuing operations before income taxes and minority interest	$113,756	$104,475	$337

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

     The following table presents information necessary to calculate basic and diluted income (loss) from continuing operations per share:

	Year Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
	(In thousands, except per share amounts)
Income (loss) from continuing operations	$27,571	$48,033	$(19,088)
Interest expense on convertible notes	—	9,196	—
Income tax effect	—	(3,219)	—

Income (loss) from continuing operations — as adjusted	$27,571	$54,010	$(19,088)

Weighted average shares outstanding	135,821	134,704	133,305
Convertible notes	—	18,171	—
Stock options	1,480	1,862	—

Weighted average shares outstanding — as adjusted	137,301	154,737	133,305

Income (loss) from continuing operations:
Basic	$0.20	$0.35	$(0.15)

Diluted	$0.20	$0.35	$(0.15)

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
     In October 2002, the Company issued 527,652 shares of common stock to two funds managed by First Reserve in exchange for an additional 11.9% investment in the joint venture that owns the Pride Portland and the Pride Rio de Janeiro. Subsequently, in November 2002 the other joint venture partner exercised its option to acquire up to 70% of the interest acquired by the Company, in exchange for 369,356 shares of the Company’s common stock. The shares of Company common stock acquired in the exchange are currently held as treasury shares.
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

     Employee and director stock option transactions for the last three years are summarized as follows:

	Employee Stock Options		Director Stock Options
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding as of December 31, 2001	9,795,685		348,665
Granted	1,225,000	$14.39	52,500	$14.35
Exercised	(1,095,005)	$8.29	–	–
Forfeited	(1,208,650)	$24.22	–	–

Outstanding as of December 31,2002	8,717,030		401,165
Granted	2,700,000	$15.48	52,500	$15.40
Exercised	(364,395)	$9.75	(18,000)	$11.58
Forfeited	(500)	$18.69	(33,000)	$18.82

Outstanding as of December 31, 2003	11,052,135		402,665
Granted	1,913,250	$18.29	52,800	$18.43
Exercised	(919,983)	$10.41	(45,000)	$12.56
Forfeited	(77,180)	$22.93	(138,832)	$19.80

Outstanding as of December 31,2004	11,968,222		271,633

Exercisable as of December 31,2004	9,481,877		192,583

     The following table summarizes information on stock options outstanding and exercisable at December 31, 2004 pursuant to the employee stock option plans:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Range of	Options	Average	Average	Options	Average
Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$0.00–$9.00	719,015	2.9	$7.59	719,015	$7.59
$9.01–$14.00	1,529,900	3.7	$10.33	1,529,900	$10.33
$14.01–$21.00	8,399,307	6.8	$16.25	5,912,962	$15.88
$21.01–$29.65	1,320,000	2.5	$24.31	1,320,000	$24.31

	11,968,222	5.7	$15.86	9,481,877	$15.76

     The following table summarizes information on stock options outstanding and exercisable at December 31, 2004 pursuant to the directors’ stock incentive plan:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Range of	Options	Average	Average	Options	Average
Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$9.12–$14.00	22,000	3.5	$9.92	22,000	$9.92
$14.01–$21.00	214,633	7.1	$16.49	135,583	$15.94
$21.01–$29.25	35,000	3.9	$24.70	35,000	$24.70

	271,633			192,583

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
14. Supplemental Financial Information
  Other Current Assets
     Other current assets consisted of the following:

	December 31,
	2004	2003
		(Restated)
	(In thousands)
Deferred mobilization and inspection costs	$32,583	$46,406
Insurance receivables	5,028	5,975
Prepaid expenses	29,536	34,059
Other receivables	15,153	8,129
Construction project costs	18,337	45,669
Deferred financing costs	6,040	11,949
Other	9,856	18,897

Total other current assets	$116,533	$171,084

  Other Assets
     Other assets consisted of the following:

	December 31,
	2004	2003
	(Restated)	(Restated)
	(In thousands)
Deferred mobilization and inspection costs	$42,084	$40,576
Deferred financing costs	21,366	19,844
Deferred compensation plan	5,965	12,996
Deferred income taxes	3,220	4,048
Derivative asset	3,679	265
Other	8,922	10,237

Total other assets	$85,236	$87,966

  Accrued Expenses
     Accrued expenses consisted of the following:

	December 31,
	2004	2003
	(Restated)	(Restated)
	(In thousands)
Deferred mobilization revenues	$31,608	$48,894
Construction project costs	7,555	64,496
Payroll and benefits	58,118	44,809
Interest	23,917	17,370
Current income taxes	17,345	18,148
Taxes, other than income	15,302	21,788
Joint venture partner collateral	17,850	—
Insurance	8,510	9,746
Derivative liability	3,164	9,700
Earn-out payment, current portion	—	3,000
Other	34,638	31,698

Total accrued expenses	$218,007	$269,649

  Other Long-Term Liabilities
     Other long-term liabilities consisted of the following:

	December 31,
	2004	2003
	(Restated)	(Restated)
	(In thousands)
Deferred mobilization revenue	$9,750	$26,190
Deferred compensation	5,965	12,996
Deferred revenue, other	—	1,176
Derivative liability	618	6,328
Other	19,463	15,763

Total other long-term liabilities	$35,796	$62,453

  Other Income (Expense), Net
     Other income (expense), net consisted of the following:

	Year Ended December 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
	(In thousands)
Foreign exchange gain (loss)	$1,848	$9,592	$(1)
Realized and unrealized changes in fair value of derivatives income (expense)	(477)	(4,842)	(23,964)
Other, net	(845)	531	(281)

Total other income (expense), net	$526	$5,281	$(24,246)

     The 2003 foreign exchange gain relates primarily to foreign exchange gains in Venezuela.

  Cash Flow Information
     Supplemental cash flows and non-cash transactions were as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Cash paid during the year for:
Interest	$108,667	$75,402	$97,271
Income taxes — U.S., net	—	—	—
Income taxes — foreign, net	48,984	33,233	22,728
Change in capital expenditures in accounts payable	(1,559)	(7,078)	35,863

     From time to time, the Company has issued debt instruments at a discount to the face amount of the debt. The difference between the issue price and face amount of the debt is recorded as a discount and amortized to interest expense using the effective interest method over the term of the debt. As the Company recognizes interest expense, the cumulative amount of interest expense is included as additional principal amount of such debt on the balance sheet. For the years ended December 31, 2004, 2003 and 2002, non-cash additions to principal of $0.1 million, $1.8 million and $11.1 million, respectively, were excluded from the Company’s consolidated statements of cash flows. When the related debt is ultimately retired, the cash payments used to retire such debt are reflected in net cash used in financing activities on the consolidated statement of cash flows.
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
     The following table sets forth certain consolidated information with respect to the Company by reporting segment:

				Latin
	Eastern	Western	U.S. Gulf	America		Corporate
	Hemisphere	Hemisphere	of Mexico	Land	E&P Services	and Other	Total
	(In thousands)
2004 (Restated)
Revenues	$556,317	$461,534	$134,038	$389,829	$158,772	$11,710	$1,712,200
Earnings (loss) from operations	178,681	104,430	5,938	3,202	15,428	(58,702)	248,977
Total assets	1,849,191	1,117,336	263,794	497,985	178,547	135,140	4,041,993
Capital expenditures, including acquisitions	60,748	30,808	8,250	19,822	8,961	6,568	135,157
Depreciation and amortization	92,130	79,542	26,223	52,853	11,495	3,064	265,307
2003 (Restated)
Revenues	$625,514	$378,974	$89,034	$344,406	$122,046	$5,832	$1,565,806
Earnings (loss) from operations	190,278	97,922	(38,868)	10,093	8,040	(49,056)	218,409
Total assets	1,905,965	1,163,928	398,235	560,912	185,121	162,934	4,377,095
Capital expenditures, including acquisitions	71,175	89,139	27,203	19,363	9,154	938	216,972
Depreciation and amortization	87,331	59,375	37,480	51,203	11,148	4,346	250,883
2002 (Restated)
Revenues	$500,692	$278,664	$104,874	$222,294	$73,000	$492	$1,180,016
Earnings (loss) from operations	146,365	85,646	(48,634)	(3,212)	(1,419)	(30,976)	147,770
Total assets	1,944,521	1,123,232	450,994	550,942	161,147	169,145	4,399,981
Capital expenditures, including acquisitions	115,286	92,372	9,415	27,845	5,309	1,126	251,353
Depreciation and amortization	79,860	49,859	36,612	53,592	11,545	11	231,479

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
     Revenues and assets by geographic area presented in the following tables were attributed to countries based on the physical location of the assets. The mobilization of rigs among geographic areas has affected area revenues and long-lived assets over the periods presented. Revenues and long-lived assets by geographic area are as follows:

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

16. Selected Quarterly Financial Data (Unaudited)
     As discussed in Note 2, the Company has restated its financial statements for 2004 and 2003. The following summarizes the effect on certain quarterly financial information for 2004 and 2003 as it relates to the adjustments for the interest rate swap and cap agreements as described in the third and fourth paragraphs of Note 2.

	2004				2003
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Net adjustments to interest expense	$(3,954)	$(1,215)	$(4,397)	$(6,351)	$(5,590)	$(2,318)	$(4,251)	$(2,415)
Net adjustments to other expense, net	6,929	(12,813)	7,226	(865)	2,226	3,022	(98)	(308)
Net adjustment to minority interest	(2,476)	5,876	(2,519)	1,261	759	634	30	1,141
Net adjustment to income (loss) from continuing operations	(499)	8,152	(310)	5,955	2,605	(1,338)	4,319	1,582

     The following summarizes the effect on certain quarterly financial information for 2004 and 2003 as it relates to certain restated matters described in the first two paragraphs of Note 2 and as filed in the Company’s original annual report on Form 10-K.

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

     Selected quarterly financial data for the years ended December 31, 2004 and 2003 were as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As	As	As	As	As	As	As	As
	Reported(1)	Restated	Reported(1)	Restated	Reported(1)	Restated	Reported(1)	Restated
			(In thousands, except per share amounts)
2004

Revenues	$403,675	$403,675	$424,028	$424,028	$436,439	$436,439	$448,058	$448,058
Earnings from operations	51,562	51,562	60,512	60,230	62,104	61,822	75,364	75,363
Income (loss) from continuing operations	3,795	4,161	7,789	16,395	(14,866)	(15,229)	16,288	22,244
Income (loss) on discontinued operations	(10,560)	(10,560)	(5,267)	(5,267)	(3,284)	(3,284)	1,379	1,379
Net earnings (loss).	(6,765)	(6,399)	2,522	11,128	(18,150)	(18,513)	17,667	23,623
Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$0.03	$0.03	$0.06	$0.12	$(0.11)	$(0.12)	$0.12	$0.16
Discontinued operations	(0.08)	(0.08)	(0.04)	(0.04)	(0.02)	(0.02)	0.01	0.01
Net earnings (loss)	(0.05)	(0.05)	0.02	0.08	(0.13)	(0.14)	0.13	0.17
Diluted
Income (loss) from continuing operations	$0.03	$0.02	$0.06	$0.11	$(0.11)	$(0.12)	$0.11	$0.15
Discontinued operations	(0.08)	(0.07)	(0.04)	(0.03)	(0.02)	(0.02)	0.01	0.01
Net earnings (loss)	(0.05)	(0.05)	0.02	0.08	(0.13)	(0.14)	0.12	0.16
2003
Revenues	$334,300	$334,300	$383,438	$383,438	$440,180	$440,180	$397,888	$397,888
Earnings from operations	46,932	47,326	58,394	57,170	86,745	86,495	28,136	27,418
Income (loss) from continuing operations	1,757	5,286	12,310	10,069	30,924	35,137	(4,936)	(2,458)
Income (loss) on discontinued operations	2,223	2,223	(30,483)	(30,483)	(2,211)	(2,211)	(33,516)	(33,516)
Earnings (loss)	3,980	7,509	(18,173)	(20,414)	28,713	32,926	(38,452)	(35,975)
Net earnings (loss) per share:
Basic

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As	As	As	As	As	As	As	As
	Reported(1)	Restated	Reported(1)	Restated	Reported(1)	Restated	Reported(1)	Restated
			(In thousands, except per share amounts)
Income (loss) from continuing operations	$0.01	$0.04	$0.09	$0.08	$0.23	$0.26	$(0.03)	$(0.02)
Discontinued operations	0.02	0.02	(0.23)	(0.23)	(0.02)	(0.02)	(0.25)	(0.25)
Net earnings (loss)	0.03	0.06	(0.14)	(0.15)	0.21	0.24	(0.28)	(0.27)
Diluted
Income (loss) from continuing operations	$0.01	$0.04	$0.09	$0.07	$0.20	$0.23	$(0.03)	$(0.02)
Discontinued operations	0.02	0.02	(0.20)	(0.22)	(0.01)	(0.01)	(0.25)	(0.25)
Net earnings (loss)	0.03	0.06	(0.11)	(0.15)	0.19	0.22	(0.28)	(0.27)

(1)	The “As Reported” amounts for 2004 are the amounts reported in the Company’s annual report on Form 10-K for the year ended December 31, 2004 as originally filed with the SEC on March 25, 2005. The “As Reported” amounts for 2003 are the amounts reported in the Company’s annual report on Form 10-K for the year ended December 31, 2003 as originally filed with the SEC on March 15, 2004, after adjustment for the reclassifications discussed in Note 1 and Note 3. The amounts for 2003 were previously restated in the originally filed annual report on Form 10-K for the year ended December 31, 2004 for the effects of the adjustments described in the first two paragraphs of Note 2.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (who currently serves as both our principal executive officer and our principal financial officer), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of December 31, 2004. In the course of the evaluation, management considered the material weakness in our internal control over financial reporting and other internal control matters discussed below. Based upon that evaluation, our President and Chief Executive Officer concluded that, as a result of the material weakness discussed below, our disclosure controls and procedures were not effective, as of December 31, 2004, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Notwithstanding the existence of the material weakness described below, management has concluded that the financial statements included in this Form 10-K/A fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined under Rule 13a-15(f) promulgated under the Exchange Act. In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2004, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an assessment, including testing, using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (the “COSO Framework”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
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
     This control deficiency resulted in errors that required the restatement of our consolidated financial statements for 2004, 2003 and 2002, the first two quarterly periods in 2005 and all quarterly periods in 2004 and 2003, as described in Notes 2 and 16 to our Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K/A. Those errors primarily affected retained earnings, other assets, accrued expenses, property and equipment and the related depreciation expense, debt and the related interest and financing costs, minority interest balances and activity and income tax balance sheet accounts and the related provisions. This deficiency also resulted in audit adjustments to the 2004 consolidated financial statements primarily affecting accrued employee benefits and interest and the corresponding expense accounts.
     In addition, the control deficiency could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that the control deficiency constitutes a material weakness. Because of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004 based on criteria set forth in the COSO Framework.

     Management previously concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004 because of the material weakness described above. In connection with the restatement of our consolidated financial statements discussed in the third and fourth paragraphs of Note 2 to our Consolidated Financial Statements included in Item 8 of this Form 10-K/A, management has determined that the restatement was an additional effect of the material weakness described above. Accordingly, this restatement does not affect the previous conclusion stated in our report on internal control over financial reporting included in our originally filed annual report.
     PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 as stated in their report, which appears beginning on page 25 in Item 8 of this Form 10-K/A.
Changes in Our Internal Control Over Financial Reporting
     At the direction of our board of directors and audit committee, management has spent and continues to spend a significant amount of time and effort to improve our control environment. The effort also was undertaken pursuant to our work contemplated by Section 404 of the Sarbanes-Oxley Act and to improve our operational and financial reporting efficiency. The initiatives developed by management were both organizational and process focused. The organizational changes made since late 2003 and through the date of our originally filed annual report included, among others:
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
     These organizational and process changes have significantly improved our internal control environment and substantially increased the likelihood of our identifying the non-routine and non-systematic transactions that caused the restatements indicated above. However, many of the initiatives indicated above were either recently initiated or being further refined and enhanced as of December 31, 2004. As a result, they were not considered effective in remediating the material weakness as of December 31, 2004, as evidenced by transactions being initially recorded incorrectly based on inadequate communication during the 2004 period-end financial reporting processes and by the additional errors we recently discovered that resulted in the restatement of our financial statements included in this Form 10-K/A.
     Management continued its efforts in 2005 to improve the control environment. In addition to continuing the initiatives enumerated above, management has focused its efforts on:
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
     Except as described above, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
          (3) Exhibits:

Exhibit
Number		Description
3.1	—	Certificate of Incorporation of Pride (incorporated by reference to Annex D to the Joint Proxy Statement/Prospectus included in the Registration Statement on Form S-4, Registration Nos. 333-66644 and 333-66644-01 (the “Registration Statement”)).

3.2	—	Bylaws of Pride (incorporated by reference to Exhibit 3.2 to Pride’s Annual Report on form 10-K for the year ended December 31, 2003, File No. 1-13289).

4.1	—	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.13 to the Registration Statement).

4.2	—	Rights Agreement, dated as of September 13, 2001, between Pride and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.2 Pride’s Current Report on Form 8-K filed with the SEC on September 28, 2001, File No. 1-13289 (the “Form 8-K”)).

4.3	—	Certificate of Designations of Series A Junior Participating Preferred Stock of Pride (incorporated by reference to Exhibit 4.3 to the Form 8-K).

4.4	—	Indenture, dated as of May 1, 1997, between Pride and JP Morgan Chase Bank (formerly The Chase Manhattan Bank), as trustee (the “Senior Trustee”) (incorporated by reference to Exhibit 4.1 to Pride’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-16963).

4.5	—	Fourth Supplemental Indenture, dated as of September 10, 2001, between Pride and the Senior Trustee (incorporated by reference to Exhibit 4.4 to the Form 8-K).

4.6	—	Credit Agreement dated July 7, 2004 by and among Pride Offshore, Inc., the guarantors named therein, the lenders party thereto, Calyon New York Branch and Natexis Banques Populaires, as issuing banks, Calyon and Natexis, as swingline lenders, Citicorp North America, Inc., as administrative agent, and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 4.1 to Pride’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-13289).

4.7	—	Indenture dated as of July, 1, 2004 by and between Pride and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Pride’s Registration Statement on Form S-4, File No. 333-118104).

4.8	—	First Supplemental Indenture dated as of July 7, 2004 by and between Pride and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Pride’s Registration Statement on Form S-4, File No. 333-118104).
Pride and its subsidiaries are parties to several debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii) (A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.

Exhibit
Number		Description
10.1	—	Second Amended and Restated Shareholders Agreement, dated as of March 4, 2002, among Pride, First Reserve Fund VII, Limited Partnership, First Reserve Fund VIII, L.P. and First Reserve Fund IX, L.P. (incorporated by reference to Exhibit 10.11 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-13289).

†10.2	—	Form of Indemnity Agreement between Pride and certain executive officers and directors (incorporated by reference to Exhibit 10(g) to Pride’s Registration Statement on Form S-1, Registration No. 33-33233).

†10.3	—	Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4A to Pride’s Registration Statement on Form S-8, Registration No. 33-26854).

†10.4	—	First Amendment to Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.7 to Pride’s Registration Statement on Form S-8, Registration No. 333-35089).

†10.5	—	Second Amendment to Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.8 to Pride’s Registration Statement on Form S-8, Registration No. 333-35089).

†10.6	—	Third Amendment to Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Pride’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13289).

†10.7	—	Summary of Pride International, Inc. Group Life Insurance and Accidental Death and Dismemberment Insurance Plan (incorporated by reference to Exhibit 10(j) to Pride’s Registration Statement on Form S-1, Registration No. 33-33233).

†10.8	—	Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10(j) to Pride’s Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-16963).

†10.9	—	First Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 4.7 to Pride’s Registration Statement on Form S-8, Registration No. 333-35093).

†10.10	—	Second Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.10 to Pride’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13289).

†10.11	—	Third Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.11 of Pride’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-13289).

†10.12	—	Fourth Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.12 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-13289).

†10.13	—	Fifth Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.13 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-13289).

†10.14	—	Pride International, Inc. 401(k) Restoration Plan (incorporated by reference to Exhibit 10(k) to Pride’s Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-16963).

*†10.15	—	Pride International, Inc. Supplemental Executive Retirement Plan, as amended and restated (“SERP”).

†10.16	—	SERP Participation Agreement dated January 28, 2005 between Pride and Paul A. Bragg (incorporated by reference to Exhibit 10.2 to Pride’s Current Report on Form 8-K filed with the SEC on February 2, 2005, File No. 1-13289).

†10.17	—	SERP Participation Agreement dated January 28, 2005 between Pride and Louis A. Raspino (incorporated by reference to Exhibit 10.3 to Pride’s Current Report on Form 8-K filed with the SEC on February 2, 2005, File No. 1-13289).

†10.18	—	SERP Participation Agreement dated January 28, 2005 between Pride and John R. Blocker, Jr. (incorporated by reference to Exhibit 10.4 to Pride’s Current Report on Form 8-K filed with the SEC on February 2, 2005, File No. 1-13289).

†10.19	—	SERP Participation Agreement effective January 28, 2005 between Pride and Lonnie D. Bane (incorporated by reference to Exhibit 10.5 to Pride’s Current Report on Form 8-K filed with the SEC on February 2, 2005, File No. 1-13289).

†10.20	—	SERP Participation Agreement effective January 28, 2005 between Pride and W. Gregory Looser (incorporated by reference to Exhibit 10.6 to Pride’s Current Report on Form 8-K filed with the SEC on February 2, 2005, File No. 1-13289).

*†10.21	—	Pride International, Inc. 1998 Long-Term Incentive Plan, as amended and restated.

†10.22	—	Form of 1998 Long-Term Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on January 6, 2005, File No. 1-13289).

†10.23	—	Form of 1998 Long-Term Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to Pride’s Current Report on Form 8-K filed with the SEC on January 6, 2005, File No. 1-13289).

Exhibit
Number		Description
†10.24	—	Pride International, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to Pride’s Registration Statement on Form S-8, Registration No. 333-06825).

†10.25	—	Pride International, Inc. 2004 Directors’ Stock Incentive Plan (incorporated by reference to Appendix C to Pride’s Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Stockholders, File No. 1-13289).

†10.26	—	Form of 2004 Director’s Stock Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Pride’s Current Report on Form 8-K filed with the SEC on January 6, 2005, File No. 1-13289).

†10.27	—	Form of 2004 Director’s Stock Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to Pride’s Current Report on Form 8-K filed with the SEC on January 6, 2005, File No. 1-13289).

†10.28	—	Employment/Non-Competition/Confidentiality Agreement dated February 5, 1999 between Pride and Paul A. Bragg (incorporated by reference to Exhibit 10.19 of Pride’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-13289).

†10.29	—	Employment/Non-Competition/Confidentiality Agreement November 22, 2003 between Pride and Louis A. Raspino (incorporated by reference to Exhibit 10.29 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-13289).

†10.30	—	Employment/Non-Competition/Confidentiality Agreement dated October 15, 1998 between Pride and John R. Blocker, Jr. (incorporated by reference to Exhibit 10.24 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-13289).

†10.31	—	First Amendment to Employment/Non-Competition/Confidentiality Agreement effective August 12, 2004 between Pride and John R. Blocker, Jr. (incorporated by reference to Exhibit 10.6 to Pride’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-13289).

†10.32	—	Second Amendment to Employment/Non-Competition/Confidentiality Agreement dated January 17, 2005 between Pride and John R. Blocker, Jr. (incorporated by reference to Exhibit 10.2 of Pride’s Current Report on Form 8-K filed with the SEC on January 20, 2005, File No. 1-13289).

†10.33	—	Employment/Non-Competition/Confidentiality Agreement dated June 10, 2004 between Pride and Lonnie D. Bane (incorporated by reference to Exhibit 10.1 to Pride’s Quarterly Report for the quarter ended June 30, 2004, File No. 1-13289).

†10.34	—	Employment/Non-Competition/Confidentiality Agreement dated March 23, 2004 between Pride and W. Gregory Looser (incorporated by reference to Exhibit 10.1 to Pride’s Quarterly Report for the quarter ended March 31, 2004, File No. 1-13289).

†10.35	—	First Amended and Restated Employment Agreement dated September 1, 1999 between Marine and Bobby E. Benton (incorporated by reference to Exhibit 10.5 of Marine’s Quarterly Report on Form 10-Q for quarter ended September 30, 1999, File No. 1-14389).

*†10.36	—	Employment/Non-Competition/Confidentiality Agreement dated August 17, 2004 between Pride and David A. Bourgeois.

†10.37	—	Employment/Non-Competition/Confidentiality Agreement dated August 15, 1998 between Pride and Gary W. Casswell (incorporated by reference to Exhibit 10.23 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-13289).

†10.38	—	First Amendment to Employment/Non-Competition/Confidentiality Agreement effective August 12, 2004 between Pride and Gary Casswell (incorporated by reference to Exhibit 10.7 to Pride’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-13289).

†10.39	—	Employment/Non-Competition/Confidentiality Agreement dated January 13, 2005 between Pride and Carlos F. Etcheverry (incorporated by reference to Exhibit 10.1 of Pride’s Current Report on Form 8-K filed with the SEC on January 20, 2005, File No. 1-13289).

†10.40	—	Employment/Non-Competition/Confidentiality Agreement dated January 7, 2005 between Pride and Bruce E. Kain (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on January 11, 2005, File No. 1-13289).

†10.41	—	Employment/Non-Competition/Confidentiality Agreement dated July 1, 2004 between Pride and Mario Kricorian (incorporated by reference to Exhibit 10.4 to Pride’s Quarterly Report for the quarter ended June 30, 2004, File No. 1-13289).

*†10.42	—	First Amendment to Employment/Non-Competition/Confidentiality Agreement dated August 11, 2004 between Pride and Mario Kricorian.

†10.43	—	Employment/Non-Competition/Confidentiality Agreement dated June 2, 2004 between Pride and Steven D. Oldham (incorporated by reference to Exhibit 10.2 to Pride’s Quarterly Report for the quarter ended June 30, 2004, File No. 1-13289).

†10.44	—	Employment/Non-Competition/Confidentiality Agreement dated February 28, 2005 between Pride and Kevin C. Robert (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on March 11, 2005, File No. 1-13289).

†10.45	—	Employment/Non-Competition/Confidentiality Agreement dated June 2, 2004 between Pride and Douglas G. Smith (incorporated by reference to Exhibit 10.3 to Pride’s Quarterly Report for the quarter ended June 30, 2004, File No.
1-13289).

Exhibit
Number		Description
†10.46	—	Employment/Non-Competition/Confidentiality Agreement dated March 15, 2004 between Pride and Imran Toufeeq (incorporated by reference to Exhibit 10.2 to Pride’s Quarterly Report for the quarter ended March 31, 2004, File No. 1-13289).

*†10.47	—	Employment/Non-Competition/Confidentiality Agreement dated October 15, 1998 between Pride and Robert E. Warren.

†10.48	—	Employment/Non-Competition/Confidentiality Agreement dated January 1, 2002 between Pride and Jorge E. Estrada (incorporated by reference to Exhibit 10.20 of Pride’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-13289).

†10.49	—	Retirement Agreement effective January 9, 2004 between Pride and James W. Allen (incorporated by reference to Exhibit 10.31 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-3289).

†10.50	—	Separation Agreement effective October 8, 2004 between Pride and John C.G. O’Leary (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on October 14, 2004, File No. 1-13289).

*†10.51	—	Schedule of executive officer and director compensation arrangements.

**12	—	Computation of ratio of earnings to fixed charges.

*21	—	Subsidiaries of Pride.

**23	—	Consent of PricewaterhouseCoopers LLP.

**31	—	Certification of the Principal Executive and Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32	—	Certification of the Principal Executive and Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

**	Filed herewith.

†	Compensatory plan, contract or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on January 24, 2006.

PRIDE INTERNATIONAL, INC.

By:	/s/ Louis A. Raspino

Louis A. Raspino
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit
Number		Description
3.1	—	Certificate of Incorporation of Pride (incorporated by reference to Annex D to the Joint Proxy Statement/Prospectus included in the Registration Statement on Form S-4, Registration Nos. 333-66644 and 333-66644-01 (the “Registration Statement”)).

3.2	—	Bylaws of Pride (incorporated by reference to Exhibit 3.2 to Pride’s Annual Report on form 10-K for the year ended December 31, 2003, File No. 1-13289).

4.1	—	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.13 to the Registration Statement).

4.2	—	Rights Agreement, dated as of September 13, 2001, between Pride and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.2 Pride’s Current Report on Form 8-K filed with the SEC on September 28, 2001, File No. 1-13289 (the “Form 8-K”)).

4.3	—	Certificate of Designations of Series A Junior Participating Preferred Stock of Pride (incorporated by reference to Exhibit 4.3 to the Form 8-K).

4.4	—	Indenture, dated as of May 1, 1997, between Pride and JP Morgan Chase Bank (formerly The Chase Manhattan Bank), as trustee (the “Senior Trustee”) (incorporated by reference to Exhibit 4.1 to Pride’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 0-16963).

4.5	—	Fourth Supplemental Indenture, dated as of September 10, 2001, between Pride and the Senior Trustee (incorporated by reference to Exhibit 4.4 to the Form 8-K).

4.6	—	Credit Agreement dated July 7, 2004 by and among Pride Offshore, Inc., the guarantors named therein, the lenders party thereto, Calyon New York Branch and Natexis Banques Populaires, as issuing banks, Calyon and Natexis, as swingline lenders, Citicorp North America, Inc., as administrative agent, and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 4.1 to Pride’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-13289).

4.7	—	Indenture dated as of July, 1, 2004 by and between Pride and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Pride’s Registration Statement on Form S-4, File No. 333-118104).

4.8	—	First Supplemental Indenture dated as of July 7, 2004 by and between Pride and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Pride’s Registration Statement on Form S-4, File No. 333-118104).
Pride and its subsidiaries are parties to several debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii) (A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.

10.1	—	Second Amended and Restated Shareholders Agreement, dated as of March 4, 2002, among Pride, First Reserve Fund VII, Limited Partnership, First Reserve Fund VIII, L.P. and First Reserve Fund IX, L.P. (incorporated by reference to Exhibit 10.11 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-13289).

†10.2	—	Form of Indemnity Agreement between Pride and certain executive officers and directors (incorporated by reference to Exhibit 10(g) to Pride’s Registration Statement on Form S-1, Registration No. 33-33233).

†10.3	—	Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4A to Pride’s Registration Statement on Form S-8, Registration No. 33-26854).

†10.4	—	First Amendment to Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.7 to Pride’s Registration Statement on Form S-8, Registration No. 333-35089).

†10.5	—	Second Amendment to Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.8 to Pride’s Registration Statement on Form S-8, Registration No. 333-35089).

†10.6	—	Third Amendment to Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Pride’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13289).

†10.7	—	Summary of Pride International, Inc. Group Life Insurance and Accidental Death and Dismemberment Insurance Plan (incorporated by reference to Exhibit 10(j) to Pride’s Registration Statement on Form S-1, Registration No. 33-33233).

†10.8	—	Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10(j) to Pride’s Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-16963).

†10.9	—	First Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 4.7 to Pride’s Registration Statement on Form S-8, Registration No. 333-35093).

†10.10	—	Second Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.10 to Pride’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13289).

†10.11	—	Third Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.11 of Pride’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-13289).

Exhibit
Number		Description
†10.12	—	Fourth Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.12 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-13289).

†10.13	—	Fifth Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.13 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-13289).

†10.14	—	Pride International, Inc. 401(k) Restoration Plan (incorporated by reference to Exhibit 10(k) to Pride’s Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-16963).

*†10.15	—	Pride International, Inc. Supplemental Executive Retirement Plan, as amended and restated (“SERP”).

†10.16	—	SERP Participation Agreement dated January 28, 2005 between Pride and Paul A. Bragg (incorporated by reference to Exhibit 10.2 to Pride’s Current Report on Form 8-K filed with the SEC on February 2, 2005, File No. 1-13289).

†10.17	—	SERP Participation Agreement dated January 28, 2005 between Pride and Louis A. Raspino (incorporated by reference to Exhibit 10.3 to Pride’s Current Report on Form 8-K filed with the SEC on February 2, 2005, File No. 1-13289).

†10.18	—	SERP Participation Agreement dated January 28, 2005 between Pride and John R. Blocker, Jr. (incorporated by reference to Exhibit 10.4 to Pride’s Current Report on Form 8-K filed with the SEC on February 2, 2005, File No. 1-13289).

†10.19	—	SERP Participation Agreement effective January 28, 2005 between Pride and Lonnie D. Bane (incorporated by reference to Exhibit 10.5 to Pride’s Current Report on Form 8-K filed with the SEC on February 2, 2005, File No. 1-13289).

†10.20	—	SERP Participation Agreement effective January 28, 2005 between Pride and W. Gregory Looser (incorporated by reference to Exhibit 10.6 to Pride’s Current Report on Form 8-K filed with the SEC on February 2, 2005, File No. 1-13289).

*†10.21	—	Pride International, Inc. 1998 Long-Term Incentive Plan, as amended and restated.

†10.22	—	Form of 1998 Long-Term Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on January 6, 2005, File No. 1-13289).

†10.23	—	Form of 1998 Long-Term Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to Pride’s Current Report on Form 8-K filed with the SEC on January 6, 2005, File No. 1-13289).

†10.24	—	Pride International, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to Pride’s Registration Statement on Form S-8, Registration No. 333-06825).

†10.25	—	Pride International, Inc. 2004 Directors’ Stock Incentive Plan (incorporated by reference to Appendix C to Pride’s Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Stockholders, File No. 1-13289).

†10.26	—	Form of 2004 Director’s Stock Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Pride’s Current Report on Form 8-K filed with the SEC on January 6, 2005, File No. 1-13289).

†10.27	—	Form of 2004 Director’s Stock Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to Pride’s Current Report on Form 8-K filed with the SEC on January 6, 2005, File No. 1-13289).

†10.28	—	Employment/Non-Competition/Confidentiality Agreement dated February 5, 1999 between Pride and Paul A. Bragg (incorporated by reference to Exhibit 10.19 of Pride’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-13289).

†10.29	—	Employment/Non-Competition/Confidentiality Agreement November 22, 2003 between Pride and Louis A. Raspino (incorporated by reference to Exhibit 10.29 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-13289).

†10.30	—	Employment/Non-Competition/Confidentiality Agreement dated October 15, 1998 between Pride and John R. Blocker, Jr. (incorporated by reference to Exhibit 10.24 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-13289).

†10.31	—	First Amendment to Employment/Non-Competition/Confidentiality Agreement effective August 12, 2004 between Pride and John R. Blocker, Jr. (incorporated by reference to Exhibit 10.6 to Pride’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-13289).

†10.32	—	Second Amendment to Employment/Non-Competition/Confidentiality Agreement dated January 17, 2005 between Pride and John R. Blocker, Jr. (incorporated by reference to Exhibit 10.2 of Pride’s Current Report on Form 8-K filed with the SEC on January 20, 2005, File No. 1-13289).

†10.33	—	Employment/Non-Competition/Confidentiality Agreement dated June 10, 2004 between Pride and Lonnie D. Bane (incorporated by reference to Exhibit 10.1 to Pride’s Quarterly Report for the quarter ended June 30, 2004, File No. 1-13289).

†10.34	—	Employment/Non-Competition/Confidentiality Agreement dated March 23, 2004 between Pride and W. Gregory Looser (incorporated by reference to Exhibit 10.1 to Pride’s Quarterly Report for the quarter ended March 31, 2004, File No. 1-13289).

†10.35	—	First Amended and Restated Employment Agreement dated September 1, 1999 between Marine and Bobby E. Benton (incorporated by reference to Exhibit 10.5 of Marine’s Quarterly Report on Form 10-Q for quarter ended September 30, 1999, File No. 1-14389).

Exhibit
Number		Description
*†10.36	—	Employment/Non-Competition/Confidentiality Agreement dated August 17, 2004 between Pride and David A. Bourgeois.

†10.37	—	Employment/Non-Competition/Confidentiality Agreement dated August 15, 1998 between Pride and Gary W. Casswell (incorporated by reference to Exhibit 10.23 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-13289).

†10.38	—	First Amendment to Employment/Non-Competition/Confidentiality Agreement effective August 12, 2004 between Pride and Gary Casswell (incorporated by reference to Exhibit 10.7 to Pride’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-13289).

†10.39	—	Employment/Non-Competition/Confidentiality Agreement dated January 13, 2005 between Pride and Carlos F. Etcheverry (incorporated by reference to Exhibit 10.1 of Pride’s Current Report on Form 8-K filed with the SEC on January 20, 2005, File No. 1-13289).

†10.40	—	Employment/Non-Competition/Confidentiality Agreement dated January 7, 2005 between Pride and Bruce E. Kain (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on January 11, 2005, File No. 1-13289).

†10.41	—	Employment/Non-Competition/Confidentiality Agreement dated July 1, 2004 between Pride and Mario Kricorian (incorporated by reference to Exhibit 10.4 to Pride’s Quarterly Report for the quarter ended June 30, 2004, File No. 1-13289).

*†10.42	—	First Amendment to Employment/Non-Competition/Confidentiality Agreement dated August 11, 2004 between Pride and Mario Kricorian.

†10.43	—	Employment/Non-Competition/Confidentiality Agreement dated June 2, 2004 between Pride and Steven D. Oldham (incorporated by reference to Exhibit 10.2 to Pride’s Quarterly Report for the quarter ended June 30, 2004, File No. 1-13289).

†10.44	—	Employment/Non-Competition/Confidentiality Agreement dated February 28, 2005 between Pride and Kevin C. Robert (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on March 11, 2005, File No. 1-13289).

†10.45	—	Employment/Non-Competition/Confidentiality Agreement dated June 2, 2004 between Pride and Douglas G. Smith (incorporated by reference to Exhibit 10.3 to Pride’s Quarterly Report for the quarter ended June 30, 2004, File No. 1-13289).

†10.46	—	Employment/Non-Competition/Confidentiality Agreement dated March 15, 2004 between Pride and Imran Toufeeq (incorporated by reference to Exhibit 10.2 to Pride’s Quarterly Report for the quarter ended March 31, 2004, File No. 1-13289).

*†10.47	—	Employment/Non-Competition/Confidentiality Agreement dated October 15, 1998 between Pride and Robert E. Warren.

†10.48	—	Employment/Non-Competition/Confidentiality Agreement dated January 1, 2002 between Pride and Jorge E. Estrada (incorporated by reference to Exhibit 10.20 of Pride’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-13289).

†10.49	—	Retirement Agreement effective January 9, 2004 between Pride and James W. Allen (incorporated by reference to Exhibit 10.31 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-3289).

†10.50	—	Separation Agreement effective October 8, 2004 between Pride and John C.G. O’Leary (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on October 14, 2004, File No. 1-13289).

*†10.51	—	Schedule of executive officer and director compensation arrangements.

**12	—	Computation of ratio of earnings to fixed charges.

*21	—	Subsidiaries of Pride.

**23	—	Consent of PricewaterhouseCoopers LLP.

**31	—	Certification of the Principal Executive and Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32	—	Certification of the Principal Executive and Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

**	Filed herewith.

†	Compensatory plan, contract or arrangement.