Form 10-Q/A
period 2005-03-31
PRIDE INTERNATIONAL INC
filed 2006-01-25
CIK 833081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date.

Common Stock, par value $.01 per share	Outstanding as of May 6, 2005 158,065,062

PRIDE INTERNATIONAL, INC.

RESTATEMENT
     We hereby amend the following items of our quarterly report on Form 10-Q for the quarter ended March 31, 2005 as originally filed with the Securities and Exchange Commission on May 10, 2005: (i) “Financial Statements” in Item 1 of Part I; (ii) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I; (iii) “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 of Part I; (iv) “Controls and Procedures” in Item 4 of Part I and (v) “Exhibits” in Item 6 of Part II.
     This Form 10-Q/A is being filed to restate our consolidated financial statements and related disclosures as of and for the three-month periods ended March 31, 2005 and 2004.
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
     The swap and cap agreements did not qualify for hedge accounting because we did not complete the evaluation of effectiveness or the contemporaneous documentation thereof necessary to designate them as hedges at their inception. Accordingly, the swap and cap agreements should have been marked-to-market, with realized and unrealized gains and losses recorded as a component of income. In addition, the unrealized gains and losses for the swap and cap agreements associated with our drillship loan facility should have been included in the calculation of minority interest expense for one of our consolidated joint ventures. As a result, we are restating in this Form 10-Q/A our consolidated financial information for the three-month periods ended March 31, 2005 and 2004. The effect of the restatement resulted in an increase in income from continuing operations for the three-month period ended March 31, 2005 of $2.0 million and a decrease in income from continuing operations for the three-month period ended March 31, 2004 of $0.5 million.
     Please read Note 2 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q/A for more information related to the restatement.

     For purposes of this Form 10-Q/A and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the quarterly report on Form 10-Q as originally filed on May 10, 2005 that was affected by the restatement has been amended and restated in its entirety. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q to reflect events occurring after the original filing date, except as required to reflect the effects of the restatement. In particular, and without limitation, we have provided certain forward-looking information in this Form 10-Q/A. This information has not been revised from the information provided in the originally filed quarterly report on Form 10-Q because it was not affected by the restatement.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRIDE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
(In thousands, except par values)
(Unaudited)

	March 31,	December 31,
	2005	2004
	(Restated)	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$45,633	$37,100
Restricted cash	9,800	9,917
Trade receivables, net	360,427	329,309
Parts and supplies	70,095	66,692
Other current assets	108,943	116,533

Total current assets	594,898	559,551

PROPERTY AND EQUIPMENT, net	3,210,502	3,281,848

OTHER ASSETS
Investments in and advances to affiliates	51,683	46,908
Goodwill	68,450	68,450
Other assets	92,555	85,236

Total other assets	212,688	200,594

	$4,018,088	$4,041,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$169,328	$162,602

Accrued expenses	192,991	218,007
Debt due within one year	58,339	48,481

Total current liabilities	420,658	429,090

OTHER LONG-TERM LIABILITIES	39,248	35,796
LONG-TERM DEBT, net of current portion	1,592,851	1,686,251
DEFERRED INCOME TAXES	66,637	60,984

MINORITY INTEREST	119,858	113,552
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 50,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 400,000 shares authorized; 139,878 and 136,998 shares issued; 139,498 and 136,629 shares outstanding	1,399	1,370
Paid-in capital	1,328,484	1,277,157
Treasury stock, at cost; 380 and 369 shares in treasury	(4,631)	(4,409)
Deferred compensation	(7,302)	(1,499)
Accumulated other comprehensive income	1,834	2,945

Retained earnings	459,052	440,756

Total stockholders’ equity	1,778,836	1,716,320

	$4,018,088	$4,041,993

The accompanying notes are an integral part of the consolidated financial statements.

PRIDE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(Restated)	(Restated)
REVENUES	$466,161	$403,675
OPERATING COSTS, excluding depreciation and amortization	323,268	273,690
DEPRECIATION AND AMORTIZATION	65,142	65,946
GENERAL AND ADMINISTRATIVE, excluding depreciation and amortization	19,567	12,598
GAIN ON SALE OF ASSETS, net	(11,703)	(121)

EARNINGS FROM OPERATIONS	69,887	51,562
OTHER INCOME (EXPENSE)

Interest expense	(24,540)	(25,855)
Interest income	349	307

Other income (expense), net	2,052	(8,356)

Total other expense, net	(22,139)	(33,904)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	47,748	17,658
INCOME TAX PROVISION	23,127	10,128

MINORITY INTEREST	6,325	3,369

INCOME FROM CONTINUING OPERATIONS	18,296	4,161
LOSS ON DISCONTINUED OPERATIONS	—	(10,560)

NET EARNINGS (LOSS)	$18,296	$(6,399)

EARNINGS (LOSS) PER SHARE
Basic
Income from continuing operations	$0.13	$0.03
Discontinued operations	—	(0.08)

Net earnings (loss)	$0.13	$(0.05)

Diluted
Income from continuing operations	$0.12	$0.02
Discontinued operations	—	(0.07)

Net earnings (loss)	$0.12	$(0.05)

SHARES USED IN PER SHARE CALCULATIONS
Basic	137,685	135,542
Diluted	158,648	138,094

The accompanying notes are an integral part of the consolidated financial statements.

PRIDE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(Restated)	(Restated)
OPERATING ACTIVITIES

Net earnings (loss)	$18,296	$(6,399)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities –
Depreciation and amortization	65,142	65,946
Discount amortization on debt instruments	46	13
Amortization and write-offs of deferred financing costs	2,461	1,763
Gain on sale of assets	(11,703)	(121)
Tax benefit of non-qualified stock options	8,214	235
Deferred income taxes	3,632	(14,261)
Minority interest	6,325	3,369
Stock based compensation	531	—
Amortization of SFAS No. 133 transition adjustment	—	33
(Gain) loss on mark-to-market of derivatives	(4,119)	3,199
Changes in assets and liabilities
Trade receivables	(31,118)	8,611
Parts and supplies	(3,403)	(2,391)
Other current assets	7,379	(3,750)

Other assets	(7,303)	3,567
Accounts payable	8,178	(9,911)

Accrued expenses	(21,643)	7,739
Other liabilities	4,130	(6,073)

Net cash provided by operating activities	45,045	51,569

INVESTING ACTIVITIES
Purchases of property and equipment	$(26,878)	$(35,289)
Proceeds from dispositions of property and equipment	41,829	182
Investments in and advances to affiliates	(4,794)	(1,787)

Net cash provided by (used in) investing activities	10,157	(36,894)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,309	1,535
Proceeds from exercise of stock options	34,063	1,662
Proceeds from borrowings	86,000	214,770
Repayments of borrowings	(168,136)	(256,816)
Debt finance costs	(22)	—
Decrease (increase) in restricted cash	117	(4,048)

Net cash used in financing activities	(46,669)	(42,897)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,533	(28,222)
CASH AND CASH EQUIVALENTS, beginning of period	37,100	69,134

CASH AND CASH EQUIVALENTS, end of period	$45,633	$40,912

The accompanying notes are an integral part of the consolidated financial statements.

PRIDE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. General
Principles of Consolidation and Reporting
     The unaudited consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Pride International, Inc. (the “Company” or “Pride”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended. Unless the context indicates otherwise, references to the “Company” or “Pride” include Pride International, Inc. and its wholly owned and majority-owned subsidiaries.
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
Comprehensive Income
     Comprehensive income is the change in the Company’s equity from all transactions except those resulting from investments by or distributions to owners. Comprehensive income (loss) was as follows:

	Three Months Ended
	March 31,
	2005	2004
	(Restated)	(Restated)
	(In thousands)
Net earnings (loss)	$18,296	$(6,399)
Amortization of swap value upon adoption of SFAS 133	—	17
Foreign currency translation loss, net	(1,111)	(882)

Comprehensive income (loss)	$17,185	$(7,264)

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

	Three Months Ended
	March 31,
	2005	2004
	(Restated)	(Restated)
	(In thousands, except
	per share amounts)
Net earnings (loss), as reported	$18,296	$(6,399)
Add: Stock-based compensation included in reported net earnings (loss), net of tax	345	—
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(4,155)	(3,382)

Pro forma net earnings (loss)	$14,486	$(9,781)

Net earnings (loss) per share:
Basic – as reported	$0.13	$(0.05)
Basic – pro forma	$0.11	$(0.07)

Diluted – as reported	$0.12	$(0.05)
Diluted – pro forma	$0.10	$(0.07)
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
Derivatives
     The Company is subject to the risk of variability of interest payments on its floating rate debt, which included the senior secured term loan and revolving credit facilities as of March 31, 2005. To economically limit its exposure to changes in interest rates, as of December 31, 2004, the Company had entered into fixed interest rate swap agreements with notional amounts of approximately $194.0 million. The Company retired these fixed interest rate swap agreements in March 2005.
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
     As of March 31, 2005, the Company had not designated any of the interest rate swap and cap agreements as hedging instruments as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the changes in fair value of the interest rate swap and cap agreements are recorded currently in earnings. The total aggregate fair value of the interest rate swap and cap agreements as of March 31, 2005 and December 31, 2004 was an asset of approximately $4.0 million and a net liability of approximately $0.1 million, respectively.
Reclassifications
     Certain reclassifications have been made to prior periods to conform to the current period presentation.
2. Restatement
     In connection with the preparation of its consolidated financial statements for the three-month and nine-month periods ended September 30, 2005, the Company reviewed its accounting policy used to account for interest rate swap and cap agreements required by the Company’s drillship loan facility and semisubmersible loans. As previously disclosed in its periodic reports, the Company had not accounted for such interest rate swap and cap agreements as derivative financial instruments, but had accounted for them as an integrated part of the drillship loan facility and semisubmersible loans, with the periodic settlements of the interest rate swap and cap agreements recorded as an increase or reduction in interest expense, as applicable. The Company has now determined that such swap and cap agreements should have been accounted for as freestanding derivative financial instruments in accordance with SFAS No. 133.
     The swap and cap agreements did not qualify for hedge accounting because the Company did not complete the evaluation of effectiveness or the contemporaneous documentation thereof necessary to designate them as hedges at their inception. Accordingly, the swap and cap agreements should have been marked-to-market, with realized and unrealized gains and losses recorded as a component of income. In addition, the unrealized gains and losses for the swap and cap agreements associated with the Company’s drillship loan facility should have been included in the calculation of minority interest expense for a consolidated joint venture of the Company. As a result, the Company has restated amounts previously reported in its financial statements for the three-month periods ended March 31, 2005 and 2004. Certain disclosures in other notes to the consolidated financial statements have been restated to reflect the restatement adjustments.
     As a result of the Company’s prior method of accounting for interest rate swap and cap agreements, for the three months ended March 31, 2005 and 2004, interest expense was overstated by $0.5 million and $4.0 million, respectively; other income was understated by $3.4 million and overstated by $6.9 million, respectively; and minority interest expense was understated by $1.9 million and overstated by $2.5 million, respectively.
     The impact of the adjustments described above on the previously filed consolidated financial statements for the three-month periods ended March 31, 2005 and 2004 is presented below. In connection with implementing fair value accounting for the interest rate swap and cap agreements, the Company has included the mark-to-market adjustments in other income (expense), net. The adjustments had no effect on net cash provided by or used in operating, investing or financing activities in the consolidated statement of cash flows.
Selected Consolidated Statement of Operations Data:

	Three Months Ended March 31, 2005
	As Reported	Adjustments	Restated
	(In thousands, except per share amounts)
Revenues	$466,161	$—	$466,161
Operating costs, excluding depreciation and amortization	323,268	—	323,268
Depreciation and amortization	65,142	—	65,142
General and administrative, excluding depreciation and amortization	19,567	—	19,567
Loss on sale of assets	(11,703)	—	(11,703)

Earnings from operations	69,887	—	69,887

Other income (expense)
Interest expense	(24,997)	457	(24,540)
Interest income	349	—	349
Other income (expense), net	(1,360)	3,412	2,052

Total other expense, net	(26,008)	3,869	(22,139)

Income from continuing operations before income taxes and minority interest	43,879	3,869	47,748
Income tax provision	23,127	—	23,127
Minority interest	4,429	1,896	6,325

Income from continuing operations	16,323	1,973	18,296
Loss from discontinued operations, net of income taxes	—	—	—

Net income	$16,323	$1,973	$18,296

Basic earnings per share:
Income from continuing operations	$0.12	$0.01	$0.13
Discontinued operations	—	—	—

Net earnings	$0.12	$0.01	$0.13
Diluted earnings per share:
Income from continuing operations	$0.11	$0.01	$0.12
Discontinued operations	—	—	—

Net earnings	$0.11	$0.01	$0.12

	Three Months Ended March 31, 2004
	As Reported	Adjustments	Restated
	(In thousands, except per share amounts)
Revenues	$403,675	—	$403,675
Operating costs, excluding depreciation and amortization	273,690	—	273,690
Depreciation and amortization	65,946	—	65,946
General and administrative, excluding depreciation and amortization	12,598	—	12,598
Loss on sale of assets	(121)	—	(121)

Earnings from operations	51,562	—	51,562

Other income (expense)
Interest expense	(29,809)	3,954	(25,855)
Interest income	307	—	307
Other expense, net	(1,427)	(6,929)	(8,356)

Total other expense, net	(30,929)	(2,975)	(33,904)

Income from continuing operations before income taxes and minority interest	20,633	(2,975)	17,658
Income tax provision	10,128	—	10,128
Minority interest	5,845	(2,476)	3,369

Income from continuing operations	4,660	(499)	4,161
Loss from discontinued operations, net of income taxes	(10,560)	—	(10,560)

Net loss	$(5,900)	$(499)	$(6,399)

Basic earnings (loss) per share:
Income from continuing operations	$0.03	$—	$0.03
Discontinued operations	(0.08)	—	(0.08)

Net loss	$(0.05)	$—	$(0.05)
Diluted earnings (loss) per share:
Income from continuing operations	$0.03	$(0.01)	$0.02
Discontinued operations	(0.07)	—	(0.07)

Net loss	$(0.04)	$(0.01)	$(0.05)
Selected Consolidated Balance Sheet Data:

	March 31, 2005
	As Reported	Adjustments	Restated
		(In thousands)
Other assets, net	$88,113	$4,442	$92,555
Total other assets	208,246	4,442	212,688
Total assets	4,013,646	4,442	4,018,088
Accrued expenses	192,923	68	192,991
Total current liabilities	420,590	68	420,658
Minority interest	117,715	2,143	119,858
Retained earnings	456,821	2,231	459,052
Total stockholders’ equity	1,776,605	2,231	1,778,836
Total liabilities and stockholders’ equity	4,013,646	4,442	4,018,088

	December 31, 2004
	As Reported	Adjustments	Restated
	(In thousands)
Other assets, net	$81,567	$3,669	$85,236
Total other assets	196,925	3,669	200,594
Total assets	4,038,324	3,669	4,041,993
Accrued expenses	214,843	3,164	218,007
Total current liabilities	425,926	3,164	429,090
Minority interest	113,305	247	113,552
Retained earnings	440,498	258	440,756
Total stockholders’ equity	1,716,062	258	1,716,320
Total liabilities and stockholders’ equity	4,038,324	3,669	4,041,993

3. Discontinued Operations
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

4. Debt
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
Long-Term Debt
     Long-term debt consisted of the following:

	March 31,	December 31,
	2005	2004
	(In thousands)
Senior secured term loan	$208,500	$279,250
7 3/8% Senior Notes due 2014, net of discount	497,491	497,445
2 1/2% Convertible Senior Notes Due 2007	298,548	300,000
3 1/4% Convertible Senior Notes Due 2033	300,000	300,000
Drillship loan facility	266,615	270,525
Semisubmersible loans	70,908	77,939
Capital lease obligations	6,834	7,279

	1,648,896	1,732,438
Current portion of long-term debt	56,045	46,187

Long-term debt, net of current portion	$1,592,851	$1,686,251

Debt due within one year consisted of the following:
Short-term borrowings	$2,294	$2,294
Current portion of long-term debt	56,045	46,187

Debt due within one year	$58,339	$48,481

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
     As of March 31, 2005, $9.8 million of the Company’s cash balances, which amount is included in restricted cash, consists of funds held in trust in connection with the Company’s drillship loan facility. The Company intends to procure the release of the funds held in trust by obtaining an equivalent letter of credit in favor of the trustee as permitted by the related loan agreement.
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
5. Income Taxes
     The Company’s consolidated effective income tax rate for continuing operations for the three months ended March 31, 2005 was 48.4% as compared to 57.4% for the corresponding period in 2004. The higher rate in 2004 was principally the result of higher income in high tax Latin America jurisdictions, lower income in low or zero tax jurisdictions and high income tax expense in “deemed profit” jurisdictions, despite low or minimal earnings in such jurisdictions.
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
6. Earnings (Loss) Per Share
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

     The following table presents information to calculate basic and diluted income from continuing operations per share:

	Three Months Ended March 31,
	2005	2004
	(Restated)	(Restated)
	(In thousands)
Income from continuing operations	$18,296	$4,161
Interest expense on convertible debentures and notes	2,296	—
Income tax benefit	(804)	—

Income from continuing operations – as adjusted	$19,788	$4,161

Weighted average shares outstanding	137,685	135,542
Convertible debentures and notes	18,143	—
Stock options	2,820	2,552

Adjusted weighted average shares outstanding	158,648	138,094

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
7. Investment in Joint Venture
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

9. Commitments and Contingencies
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
10. Asset Sales
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis in conjunction with the accompanying unaudited consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2004, as amended. The following information contains forward-looking statements. Please read “Forward-Looking Statements” below for a discussion of certain limitations inherent in such statements. Please also read “Risk Factors” in Item 1 of our annual report for a discussion of certain risks facing our company.
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
     The swap and cap agreements did not qualify for hedge accounting because we did not complete the evaluation of effectiveness or the contemporaneous documentation thereof necessary to designate them as hedges at their inception. Accordingly, the swap and cap agreements should have been marked-to-market, with realized and unrealized gains and losses recorded as a component of income. In addition, the unrealized gains and losses for the swap and cap agreements associated with our drillship loan facility should have been included in the calculation of minority interest expense for one of our consolidated joint ventures. As a result, we have restated our consolidated financial information for the three-month periods ended March 31, 2005 and 2004. Please read Note 2 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q/A for more information related to the restatement.
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
     Other Income (Expense). Other expense for the three months ended March 31, 2005 decreased by $11.8 million, or 34.7%, as compared to the three months ended March 31, 2004. Interest expense decreased by $1.3 million due principally to the reduction of debt and in the weighted average interest rate of our debt as a result of debt refinancings. The 2005 period included a charge of $1.1 million to write-off deferred finance costs as a result of prepayment of the senior secured term loan. Other income (expense), net for the three months ended March 31, 2005 and 2004 consisted principally of mark-to-mark adjustments on interest rate swap and cap agreements of a gain of $3.4 million and a loss of $6.9 million, respectively, foreign exchange losses of $1.7 million and $0.8 million, respectively, and equity in earnings of affiliates of $0.1 million and $0.2 million, respectively.
     Income Tax Provision. Our consolidated effective income tax rate for continuing operations for the three months ended March 31, 2005 was 48.4% as compared to 57.4% for the three months ended March 31, 2004. The higher rate in 2004 was principally the result of higher income in high tax Latin America jurisdictions, lower income in low or zero tax jurisdictions and high income tax expense in “deemed profit” jurisdictions, despite low or minimal earnings in such jurisdictions.
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
     Minority Interest. Minority interest for the three months ended March 31, 2005 increased $3.0 million, or 87.7%, as compared to the three months ended March 31, 2004. The increase was due to the mark-to-market adjustments on interest rate swap and cap agreements offset by lower income from our drillship joint venture resulting from increased interest expense on the joint venture’s debt, which was increased and refinanced in April 2004.
Liquidity and Capital Resources
     At March 31, 2005, we had cash and cash equivalents of $45.6 million and borrowing availability under our senior secured revolving credit facility of $464.7 million. As of March 31, 2005 and December 31, 2004, we had working capital of $174.2 and $130.5 million, respectively. The increase in working capital was due principally to an increase in accounts receivable due to the timing of collections of certain significant customers.
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
     For additional information about our contractual obligations as of December 31, 2004, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations” in Item 7 of our annual report on Form 10-K for the year ended December 31, 2004, as amended. Except with respect to the conversion and redemption of all outstanding 2 1/2% convertible senior notes due 2007 described above, there have been no material changes to such disclosure regarding our contractual obligations made in the annual report.
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
     Other Sources and Uses of Cash
     As of March 31, 2005, $9.8 million of our cash balances, which amount is included in restricted cash, consisted of funds held in trust in connection with our drillship loan facility. We intend to procure the release of the funds held in trust by obtaining an equivalent letter of credit in favor of the trustee as permitted by the related loan agreement. We believe that the cash and cash equivalents on hand, together with the cash generated from our operations and borrowings under our credit facilities, will be adequate to fund normal ongoing capital expenditures, working capital and debt service requirements for the foreseeable future.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our annual report on Form 10-K for the year ended December 31, 2004, as amended. There have been no material changes to the disclosure regarding our exposure to certain market risks made in the annual report. For additional information regarding our long-term debt, see Note 4 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this quarterly report.
Item 4. Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (who currently serves as both our principal executive officer and our principal financial officer), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2005. In the course of the evaluation, management considered the material weakness in our internal control over financial reporting and other internal control matters discussed below. Based upon that evaluation, our President and Chief Executive Officer concluded that, as a result of the material weakness discussed below, our disclosure controls and procedures were not effective, as of March 31, 2005, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Notwithstanding the existence of the material weakness described below, management has concluded that the financial statements included in this Form 10-Q/A fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
     In connection with the preparation of our annual report on Form 10-K for the year ended December 31, 2004, management assessed the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2004 as more fully described in Item 9A of our annual report. Based on that assessment, management identified a material weakness in our internal controls. We did not maintain effective controls over the communication among operating, functional and accounting departments of financial and other business information that is important to the period-end financial reporting process, including the specifics of non-routine and non-systematic transactions. Contributing factors included the large number of manual processes utilized during the period-end financial reporting process and an insufficient number of accounting and finance personnel to, in a timely manner, (1) implement extensive structural and procedural system and process initiatives during 2004, (2) perform the necessary manual processes and (3) analyze non-routine and non-systematic transactions. The material weakness resulted in errors that have required the restatement on two separate occasions of our consolidated financial statements for prior periods. In connection with the restatements, we have filed amendments to our 2004 quarterly reports on Form 10-Q and are filing amendments to our 2004 annual report on Form 10-K and our 2005 quarterly reports on Form 10-Q. In addition, as a result of the material weakness, our President and Chief Executive Officer concluded that (1) our disclosure controls and procedures were not effective, as of December 31, 2004, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) we did not maintain effective internal control over financial reporting as of December 31, 2004 based on criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.
     As more fully described in our 2004 annual report, we made significant changes in our internal control over financial reporting in 2004 and through the date of that report, and our management continues to spend a significant amount of time and effort to improve our control environment. Although the actions described below that we had taken through the date of our originally filed quarterly report on Form 10-Q had significantly improved our internal control environment and substantially increased the likelihood of our identifying the non-routine and non-systematic transactions that caused the restatements indicated above, many of our initiatives to improve our internal controls were either recently initiated or being further refined and enhanced as of March 31, 2005. As a result, they were not considered effective in remediating the material weakness as of that date. The actions we had taken through the date of our originally filed quarterly report on Form 10-Q include, among others:
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
     Except as described above and in our 2004 annual report, there were no changes in our internal control over financial reporting that occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 6. Exhibits*
12	Computation of Ratio of Earnings to Fixed Charges.
31	Certification of Principal Executive and Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Principal Executive and Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Pride and its subsidiaries are parties to several debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIDE INTERNATIONAL, INC.

By:	/s/ Douglas G. Smith

Douglas G. Smith
Vice President, Controller
and Chief Accounting Officer
Date: January 24, 2006

INDEX TO EXHIBITS
12	Computation of Ratio of Earnings to Fixed Charges.

31	Certification of Principal Executive and Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Principal Executive and Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.