Form 10-Q/A
period 2005-06-30
PRIDE INTERNATIONAL INC
filed 2006-01-25
CIK 833081

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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date.

Common Stock, par value $.01 per share	Outstanding as of July 31, 2005 158,444,592

PRIDE INTERNATIONAL, INC.

RESTATEMENT
     We hereby amend the following items of our quarterly report on Form 10-Q for the quarter ended June 30, 2005 as originally filed with the Securities and Exchange Commission on August 3, 2005: (i) “Financial Statements” in Item 1 of Part I; (ii) “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I; (iii) “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 of Part I; (iv) “Controls and Procedures” in Item 4 of Part I and (v) “Exhibits” in Item 6 of Part II.
     This Form 10-Q/A is being filed to restate our consolidated financial statements and related disclosures as of and for the three-month and six-month periods ended June 30, 2005 and 2004.
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
     The swap and cap agreements did not qualify for hedge accounting because we did not complete the evaluation of effectiveness or the contemporaneous documentation thereof necessary to designate them as hedges at their inception. Accordingly, the swap and cap agreements should have been marked-to-market, with realized and unrealized gains and losses recorded as a component of income. In addition, the unrealized gains and losses for the swap and cap agreements associated with our drillship loan facility should have been included in the calculation of minority interest expense for one of our consolidated joint ventures. As a result, we are restating in this Form 10-Q/A our consolidated financial information for the three-month and six-month periods ended June 30, 2005 and 2004. The effect of the restatement resulted in a decrease in income from continuing operations of $1.3 million for the three-month period ended June 30, 2005 and an increase in income from continuing operations for the three-month period ended June 30, 2004 and the six-month periods ended June 30, 2005 and 2004 of $8.2 million, $0.7 million and $7.7 million, respectively.
     Please read Note 2 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q/A for more information related to the restatement.
     For purposes of this Form 10-Q/A and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the quarterly report on Form 10-Q as originally filed on August 3, 2005 that was affected by the restatement has been amended and restated in its entirety. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q to reflect events occurring after the original filing date, except as required to reflect the effects of the restatement. In particular, and without limitation, we have provided certain forward-looking information in this Form 10-Q/A. This information has not been revised from the information provided in the originally filed quarterly report on Form 10-Q because it was not affected by the restatement.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRIDE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
(In thousands, except par values)
(Unaudited)

	June 30,	December 31,
	2005	2004
	(Restated)	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$33,929	$37,100
Restricted cash	9,848	9,917
Trade receivables, net	397,434	329,309
Parts and supplies	72,006	66,692

Other current assets	109,489	116,533

Total current assets	622,706	559,551

PROPERTY AND EQUIPMENT, net	3,182,034	3,281,848

OTHER ASSETS
Investments in and advances to affiliates	58,732	46,908
Goodwill	68,450	68,450
Other assets	93,441	85,236

Total other assets	220,623	200,594

	$4,025,363	$4,041,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$191,194	$162,602
Accrued expenses	234,059	218,007
Debt due within one year	54,828	48,481

Total current liabilities	480,081	429,090

OTHER LONG-TERM LIABILITIES	49,137	35,796
LONG-TERM DEBT, net of current portion	1,206,221	1,686,251
DEFERRED INCOME TAXES	77,627	60,984
MINORITY INTEREST	122,866	113,552
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 50,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 400,000 shares authorized; 158,647 and 136,998 shares issued; 158,261 and 136,629 shares outstanding	1,586	1,370
Paid-in capital	1,682,439	1,277,157
Treasury stock, at cost; 385 and 369 shares in treasury	(4,725)	(4,409)
Deferred compensation	(5,207)	(1,499)

	June 30,	December 31,
	2005	2004
	(Restated)	(Restated)
Accumulated other comprehensive income	2,382	2,945
Retained earnings	412,956	440,756

Total stockholders’ equity	2,089,431	1,716,320

	$4,025,363	$4,041,993

The accompanying notes are an integral part of the consolidated financial statements.

PRIDE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2005	2004
	(Restated)	(Restated)
REVENUES	$477,352	$424,028
OPERATING COSTS, excluding depreciation and amortization	330,560	277,200
DEPRECIATION AND AMORTIZATION	64,539	66,449
GENERAL AND ADMINISTRATIVE, excluding depreciation and amortization	30,348	20,392
(GAIN) LOSS ON SALE OF ASSETS, net	2,600	(243)

EARNINGS FROM OPERATIONS	49,305	60,230
OTHER INCOME (EXPENSE)

Interest expense	(22,010)	(27,909)
Interest income	305	780
Other income (expense), net	(147)	13,296

Total other expense, net	(21,852)	(13,833)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	27,453	46,397
INCOME TAX PROVISION	23,627	19,648
MINORITY INTEREST	3,008	10,354

INCOME FROM CONTINUING OPERATIONS	818	16,395
LOSS ON DISCONTINUED OPERATIONS, net of tax	—	(5,267)

NET EARNINGS	$818	$11,128

EARNINGS PER SHARE
Basic
Income from continuing operations	$0.01	$0.12
Discontinued operations	—	(0.04)

Net earnings	$0.01	$0.08

Diluted
Income from continuing operations	$0.01	$0.11
Discontinued operations	—	(0.03)

Net earnings	$0.01	$0.08

SHARES USED IN PER SHARE CALCULATIONS
Basic	153,990	135,681
Diluted	156,617	155,606
The accompanying notes are an integral part of the consolidated financial statements.

PRIDE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
	(Restated)	(Restated)
REVENUES	$943,513	$827,703
OPERATING COSTS, excluding depreciation and amortization	653,828	550,890
DEPRECIATION AND AMORTIZATION	129,681	132,395
GENERAL AND ADMINISTRATIVE, excluding depreciation and amortization	49,915	32,990
GAIN ON SALE OF ASSETS, net	(9,103)	(364)

EARNINGS FROM OPERATIONS	119,192	111,792
OTHER INCOME (EXPENSE)

Interest expense	(46,550)	(53,764)
Interest income	654	1,087
Other income (expense), net	1,905	4,940

Total other expense, net	(43,991)	(47,737)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	75,201	64,055
INCOME TAX PROVISION	46,754	29,776
MINORITY INTEREST	9,333	13,723

INCOME FROM CONTINUING OPERATIONS	19,114	20,556
LOSS ON DISCONTINUED OPERATIONS, net of tax	—	(15,827)

NET EARNINGS (LOSS)	$19,114	$4,729

EARNINGS (LOSS) PER SHARE
Basic
Income from continuing operations	$0.13	$0.15
Discontinued operations	—	(0.12)

Net earnings (loss)	$0.13	$0.03

Diluted
Income from continuing operations	$0.13	$0.14
Discontinued operations	—	(0.11)

Net earnings (loss)	$0.13	$0.03

SHARES USED IN PER SHARE CALCULATIONS
Basic	146,076	135,611
Diluted	148,800	137,782
The accompanying notes are an integral part of the consolidated financial statements.

PRIDE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
	(Restated)	(Restated)
OPERATING ACTIVITIES
Net earnings	$19,114	$4,729
Adjustments to reconcile net earnings to net cash provided by operating activities –
Depreciation and amortization	129,681	132,395
Discount amortization on debt instruments	94	27
Amortization and write-offs of deferred financing costs	4,480	3,787
Gain on sale of assets	(9,103)	(364)
Tax benefit of non-qualified stock options	9,139	964
Deferred income taxes	14,737	(1,370)
Minority interest	9,333	13,723
Equity in earnings of affiliates	(426)	—
Stock based compensation	3,113	81
Amortization of SFAS No. 133 transition adjustment	—	204
Gain on mark-to-market of derivatives	(1,628)	(11,456)
Changes in assets and liabilities
Trade receivables	(68,125)	(33,208)
Parts and supplies	(5,314)	4,543
Other current assets	5,114	(9,926)
Other assets	(13,981)	15,544
Accounts payable	14,094	(31,718)
Accrued expenses	20,025	2,380
Other liabilities	14,237	(16,078)

Net cash provided by operating activities	144,584	74,257

INVESTING ACTIVITIES
Purchases of property and equipment	$(69,039)	$(74,349)
Proceeds from dispositions of property and equipment	61,518	1,283
Investments in and advances to affiliates	(11,398)	(2,251)

Net cash used in investing activities	(18,919)	(75,317)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	124,898	1,537
Proceeds from exercise of stock options	43,617	2,751
Proceeds from borrowings	179,750	680,047
Repayments of borrowings	(353,559)	(685,947)
Repayments of joint venture partner debt	—	(10,000)
Debt finance costs	(22)	(3,079)
Repurchase of common stock	(123,589)	—
Decrease (increase) in restricted cash	69	(8,961)

Net cash used in financing activities	(128,836)	(23,652)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,171)	(24,712)
CASH AND CASH EQUIVALENTS, beginning of period	37,100	69,134

CASH AND CASH EQUIVALENTS, end of period	$33,929	$44,422

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
Comprehensive Income
     Comprehensive income is the change in the Company’s equity from all transactions except those resulting from investments by or distributions to owners. Comprehensive income (loss) was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands)		(In thousands)
Net earnings (loss)	$818	$11,128	$19,114	$4,729
Amortization of swap value upon adoption of SFAS 133	—	90	—	107
Foreign currency translation gain (loss), net	548	(866)	(563)	(1,748)

Comprehensive income (loss)	$1,366	$10,352	$18,551	$3,088

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except		(In thousands, except
	per share amounts)		per share amounts)
Net earnings (loss), as reported	$818	$11,128	$19,114	$4,729
Add: Stock-based compensation included in reported net earnings (loss), net of tax	1,678	—	2,023	—
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(5,167)	(3,450)	(9,322)	(6,623)

Pro forma net earnings (loss)	$(2,671)	$7,678	$11,815	$(1,894)

Net earnings (loss) per share:
Basic — as reported	$0.01	$0.08	$0.13	$0.03
Basic — pro forma	$(0.02)	$0.06	$0.08	$(0.01)
Diluted — as reported	$0.01	$0.08	$0.13	$0.03
Diluted — pro forma	$(0.02)	$0.06	$0.08	$(0.01)
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

Derivatives
     The Company is subject to the risk of variability of interest payments on its floating rate debt, which included the senior secured term loan and revolving credit facilities as of June 30, 2005. To economically limit its exposure to changes in interest rates, as of December 31, 2004, the Company had entered into fixed interest rate swap agreements with notional amounts of approximately $194.0 million. The Company retired these fixed interest rate swap agreements in March 2005.
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
     As of June 30, 2005, the Company had not designated any of the interest rate swap and cap agreements as hedging instruments as defined by SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities.” Accordingly, the changes in fair value of the interest rate swap and cap agreements are recorded currently in earnings. The total aggregate fair value of the interest rate swap and cap agreements as of June 30, 2005 and December 31, 2004 was an asset of approximately $1.9 million and a net liability of approximately $0.1 million, respectively.
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
     The swap and cap agreements did not qualify for hedge accounting because the Company did not complete the evaluation of effectiveness or the contemporaneous documentation thereof necessary to designate them as hedges at their inception. Accordingly, the swap and cap agreements should have been marked-to-market, with realized and unrealized gains and losses recorded as a component of income. In addition, the unrealized gains and losses for the swap and cap agreements associated with the Company’s drillship loan facility should have been included in the calculation of minority interest expense for a consolidated joint venture of the Company. As a result, the Company has restated amounts previously reported in its financial statements for the three-month and six-month periods ended June 30, 2005 and 2004. Certain disclosures in other notes to the consolidated financial statements have been restated to reflect the restatement adjustments.
     As a result of the Company’s prior method of accounting for interest rate swap and cap agreements, for the three months ended June 30, 2005 and 2004, interest expense was overstated by $0.3 million and $1.2 million; other income was overstated by $2.8 million and understated by $12.8 million; and minority interest expense was overstated by $1.2 million and understated by $5.9 million, respectively. In addition, for the six months ended June 30, 2005 and 2004, interest expense was overstated by

$0.8 million and $5.2 million; other income was understated by $0.6 million and $5.9 million; and minority interest expense was understated by $0.7 million and $3.4 million, respectively.
     The impact of the adjustments described above on the previously filed consolidated financial statements for the three-month and six-month periods ended June 30, 2005 and 2004 is presented below. In connection with implementing fair value accounting for the interest rate swap and cap agreements, the Company has included the mark-to-market adjustments in other income (expense), net. The adjustments had no effect on net cash provided by or used in operating, investing or financing activities in the consolidated statement of cash flows.
Selected Consolidated Statement of Operations Data:

	Three Months Ended June 30, 2005
	As Reported	Adjustments	Restated
	(In thousands, except per share amounts)
Revenues	$477,352	$—	$477,352
Operating costs, excluding depreciation and amortization	330,560	—	330,560
Depreciation and amortization	64,539	—	64,539
General and administrative, excluding depreciation and amortization	30,348	—	30,348
Loss on sale of assets	2,600	—	2,600

Earnings from operations	49,305	—	49,305

Other income (expense)
Interest expense	(22,357)	347	(22,010)
Interest income	305	—	305
Other income (expense), net	2,691	(2,838)	(147)

Total other expense, net	(19,361)	(2,491)	(21,852)

Income from continuing operations before income taxes and minority interest	29,944	(2,491)	27,453
Income tax provision	23,627	—	23,627
Minority interest	4,229	(1,221)	3,008

Income from continuing operations	2,088	(1,270)	818
Loss from discontinued operations, net of income taxes	—	—	—

Net earnings	$2,088	$(1,270)	$818

Basic earnings per share:
Income from continuing operations	$0.01	$—	$0.01
Discontinued operations	—	—	—

Net earnings	$0.01	$—	$0.01
Diluted earnings per share:
Income from continuing operations	$0.01	$—	$0.01
Discontinued operations	—	—	—

Net earnings	$0.01	$—	$0.01

	Three Months Ended June 30, 2004
	As Reported	Adjustments	Restated
	(In thousands, except per share amounts)
Revenues	$424,028	$—	$424,028
Operating costs, excluding depreciation and amortization	277,200	—	277,200
Depreciation and amortization	66,449	—	66,449
General and administrative, excluding depreciation and amortization	20,392	—	20,392
Gain on sale of assets	(243)	—	(243)

Earnings from operations	60,230	—	60,230

Other income (expense)
Interest expense	(29,124)	1,215	(27,909)
Interest income	780	—	780
Other income, net	483	12,813	13,296

Total other expense, net	(27,861)	14,028	(13,833)

Income from continuing operations before income taxes and minority interest	32,369	14,028	46,397

	Three Months Ended June 30, 2004
	As Reported	Adjustments	Restated
	(In thousands, except per share amounts)
Income tax provision	19,648	—	19,648
Minority interest	4,478	5,876	10,354

Income from continuing operations	8,243	8,152	16,395
Loss from discontinued operations, net of income taxes	(5,267)	—	(5,267)

Net earnings	$2,976	$8,152	$11,128

Basic earnings per share:
Income from continuing operations	$0.06	$0.06	$0.12
Discontinued operations	(0.04)	—	(0.04)

Net earnings	$0.02	$0.06	$0.08
Diluted earnings per share:
Income from continuing operations	$0.06	$0.05	$0.11
Discontinued operations	(0.04)	0.01	(0.03)

Net earnings	$0.02	$0.06	$0.08

	Six Months Ended June 30, 2005
	As Reported	Adjustments	Restated
	(In thousands, except per share amounts)
Revenues	$943,513	$—	$943,513
Operating costs, excluding depreciation and amortization	653,828	—	653,828
Depreciation and amortization	129,681	—	129,681
General and administrative, excluding depreciation and amortization	49,915	—	49,915
Impairment charges	—	—	—
Gain on sale of assets	(9,103)	—	(9,103)

Earnings from operations	119,192	—	119,192

Other income (expense)
Interest expense	(47,354)	804	(46,550)
Refinancing charges	—	—	—
Interest income	654	—	654
Other income, net	1,331	574	1,905

Total other expense, net	(45,369)	1,378	(43,991)

Income from continuing operations before income taxes and minority interest	73,823	1,378	75,201
Income tax provision	46,754	—	46,754
Minority interest	8,658	675	9,333

Income from continuing operations	18,411	703	19,114
Income from discontinued operations, net of income taxes	—	—	—

Net earnings	$18,411	$703	$19,114

Basic earnings per share:
Income from continuing operations	$0.13	$—	$0.13
Discontinued operations	—	—	—

Net earnings	$0.13	$—	$0.13
Diluted earnings per share:
Income from continuing operations	$0.12	$0.01	$0.13
Discontinued operations	—	—	—

Net earnings	$0.12	$0.01	$0.13

	Six Months Ended June 30, 2004
	As Reported	Adjustments	Restated
	(In thousands, except per share amounts)
Revenues	$827,703	$—	$827,703
Operating costs, excluding depreciation and amortization	550,890	—	550,890
Depreciation and amortization	132,395	—	132,395
General and administrative, excluding depreciation and amortization	32,990	—	32,990
Gain on sale of assets	(364)	—	(364)

Earnings from operations	111,792	—	111,792

Other income (expense)
Interest expense	(58,933)	5,169	(53,764)
Interest income	1,087	—	1,087
Other income (expense), net	(944)	5,884	4,940

Total other expense, net	(58,790)	11,053	(47,737)

Income from continuing operations before income taxes and minority interest	53,002	11,053	64,055
Income tax provision	29,776	—	29,776
Minority interest	10,323	3,400	13,723

Income from continuing operations	12,903	7,653	20,556
Loss from discontinued operations, net of income taxes	(15,827)	—	(15,827)

Net earnings (loss)	$(2,924)	$7,653	$4,729

Basic earnings (loss) per share:
Income from continuing operations	$0.10	$0.05	$0.15
Discontinued operations	(0.12)	—	(0.12)

Net loss	$(0.02)	$0.05	$0.03
Diluted earnings (loss) per share:
Income from continuing operations	$0.09	$0.05	$0.14
Discontinued operations	(0.11)	—	(0.11)

Net loss	$(0.02)	$0.05	$0.03
Selected Consolidated Balance Sheet Data:

	June 30, 2005
	As Reported	Adjustments	Restated
	(In thousands)
Prepaid expenses and other current assets	$109,323	$166	$109,489
Total current assets	622,540	166	622,706
Other assets, net	91,724	1,717	93,441
Total other assets	218,906	1,717	220,623
Total assets	4,023,480	1,883	4,025,363
Minority interest	121,944	922	122,866
Retained earnings	411,995	961	412,956
Total stockholders’ equity	2,088,470	961	2,089,431
Total liabilities and stockholders’ equity	4,023,480	1,883	4,025,363

	December 31, 2004
	As Reported	Adjustments	Restated
	(In thousands)
Other assets, net	$81,567	$3,669	$85,236
Total other assets	196,925	3,669	200,594
Total assets	4,038,324	3,669	4,041,993
Accrued expenses	214,843	3,164	218,007
Total current liabilities	425,926	3,164	429,090
Minority interest	113,305	247	113,552
Retained earnings	440,498	258	440,756
Total stockholders’ equity	1,716,062	258	1,716,320
Total liabilities and stockholders’ equity	4,038,324	3,669	4,041,993

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

4. Debt
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
Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)
Senior secured term loan	$125,000	$279,250
Senior secured revolving credit facility	7,000	—
7 3/8% Senior Notes due 2014, net of discount	497,539	497,445
2 1/2% Convertible Senior Notes Due 2007	—	300,000
3 1/4% Convertible Senior Notes Due 2033	300,000	300,000
Drillship loan facility	257,477	270,525
Semisubmersible loans	71,363	77,939
Capital lease obligations	376	7,279

	1,258,755	1,732,438
Current portion of long-term debt	52,534	46,187

Long-term debt, net of current portion	$1,206,221	$1,686,251

Debt due within one year consisted of the following:
Short-term borrowings	$2,294	$2,294
Current portion of long-term debt	52,534	46,187

Debt due within one year	$54,828	$48,481

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
     As of June 30, 2005, the Company had $9.8 million of restricted cash consisting of funds held in trust in connection with the Company’s drillship loan facility.

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

5. Income Taxes
     The Company’s consolidated effective income tax rate for continuing operations for the three months ended June 30, 2005 was 86.1% as compared to 42.3% for the corresponding period in 2004. The higher rate in 2005 was principally the result of an increase in U.S. tax on certain foreign earnings, including the taxable gain on the sale of the Piranha.
     For the six months ended June 30, 2005, the consolidated effective income tax rate for continuing operations was 62.2% as compared to 46.5% for the same period in 2004. The higher rate in 2005 was principally the result of an increase in U.S. tax on certain foreign earnings, including the taxable gain on the sale of the Pride Ohio and the Piranha.
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

     The following table presents information to calculate basic and diluted income from continuing operations per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands)		(In thousands)
Income from continuing operations	$818	$16,395	$19,114	$20,556
Interest expense on convertible debentures and notes	—	2,298	—	—
Income tax benefit	—	(804)	—	—

Income from continuing operations — as adjusted	$818	$17,889	$19,114	$20,556

Weighted average shares outstanding	153,990	135,681	146,076	135,611
Convertible debentures and notes	—	18,171	—	—
Stock options	2,627	1,754	2,724	2,171

Adjusted weighted average shares outstanding	156,617	155,606	148,800	137,782

     The calculation of diluted weighted average shares outstanding for the three months ended June 30, 2005 and 2004 excludes 15.8 million and 15.7 million common shares, respectively, issuable pursuant to convertible debt, and 0.3 million and 2.5 million common shares, respectively, issuable pursuant to outstanding stock options. The calculation of diluted weighted average shares outstanding for the six months ended June 30, 2005 and 2004 excludes 22.8 million and 33.8 million common shares, respectively, issuable pursuant to convertible debt, and 0.3 million and 2.5 million common shares, respectively, issuable pursuant to outstanding stock options. These shares were excluded as their effect was anti-dilutive or the exercise price of stock options exceeded the average price of the Company’s common stock for the period.
7. Investment in Joint Venture
     The Company has a 30.0% equity interest in a joint venture company that owns two dynamically-positioned, deepwater semisubmersible drilling rigs, the Pride Portland and the Pride Rio de Janeiro. The Pride Portland is currently in Curacao undergoing final commissioning, and the Pride Rio de Janeiro began working under a three-month contract in Brazil in May 2005. The joint venture company has financed the cost of construction of these rigs through equity contributions and fixed rate notes, with repayment of the notes guaranteed by the United States Maritime Administration (“MARAD”). The notes are non-recourse to any of the joint venture owners. The Company had previously provided (1) a $25.0 million letter of credit to secure principal and interest payments due under the notes, the payment of costs of removing or contesting liens on the rigs and the payment of debt of the joint venture company to MARAD in the event MARAD’s guarantee is drawn, (2) a guarantee of any cash in excess of the amounts made available under the notes that may be required to get the rigs through the trial stage and obtain their class certificates and (3) a guarantee of the direct costs of the voyage of each rig from any foreign jurisdiction in which it is located to a U.S. Gulf port nominated by MARAD in the event of a default prior to the rig obtaining a charter of at least three years in form and substance satisfactory to MARAD and at a rate sufficient to pay operating costs and debt service. The letter of credit expired in May 2005. The Company has no further obligation to provide a letter of credit, and the Company believes that (1) the completion guarantee is no longer operative as a result of the completion of all trials and the obtaining of class certificates and (2) the guarantee of the direct costs of the return voyage will no longer be operative after MARAD’s confirmation of its satisfaction with the arrangements described in the following paragraph. The Company expects that MARAD will confirm its satisfaction with the arrangements described below since those arrangements permit the joint venture company (the only obligor to MARAD for the debt) to become capable of financing its costs and its debt service obligations without support from the joint venture partners (who are not obligated to MARAD). However, there can be no assurance that MARAD will provide the confirmation or that MARAD will not impose additional requirements on the Company in connection with the confirmation. If MARAD does not provide the confirmation, the joint venture company will need to seek alternative arrangements in order to avoid a default under the notes.

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
11. Share Sale and Repurchase
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
     The swap and cap agreements did not qualify for hedge accounting because we did not complete the evaluation of effectiveness or the contemporaneous documentation thereof necessary to designate them as hedges at their inception. Accordingly, the swap and cap agreements should have been marked-to-market, with realized and unrealized gains and losses recorded as a component of income. In addition, the unrealized gains and losses for the swap and cap agreements associated with our drillship loan facility should have been included in the calculation of minority interest expense for one of our consolidated joint ventures. As a result, we have restated our consolidated financial information for the first and second quarterly periods in 2005 and 2004. Please read Note 2 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q/A for more information related to the restatement.
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
     Other Income (Expense). Other expense for the three months ended June 30, 2005 increased by $8.0 million, or 58.0%, as compared to the three months ended June 30, 2004. Interest expense decreased by $5.9 million due principally to the reduction of debt and in the weighted average interest rate of our debt as a result of debt refinancings. The 2005 period included a charge of $1.0 million to write-off deferred finance costs as a result of prepayments of the senior secured term loan. Other income (expense), net for the three months ended June 30, 2005 and 2004 consisted principally of foreign exchange gains of $2.0 million and $0.9 million, respectively, and mark-to-market adjustments on interest rate swap and cap agreements of a loss of $2.8 million and a gain of $12.8 million, respectively. Other income (expense), net for the three months ended June 30, 2005 also included equity in earnings of affiliates of $0.3 million.
     Income Tax Provision. Our consolidated effective income tax rate for continuing operations for the three months ended June 30, 2005 was 86.1% as compared to 42.3% for the three months ended June 30, 2004. The higher rate in the 2005 period was principally the result of an increase in U.S. tax on certain foreign earnings, including the taxable gain on the sale of the Piranha.
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
     Minority Interest. Minority interest for the three months ended June 30, 2005 decreased $7.3 million, or 70.9%, as compared to the three months ended June 30, 2004. The decrease was principally due to the mark-to-market adjustments on interest rate swap and cap agreements and lower income from our drillship joint venture resulting from the Pride Angola being out of service for approximately 45 days during the second quarter of 2005 undergoing its five-year special periodic survey.
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
     Other Income (Expense). Other expense for the six months ended June 30, 2005 decreased by $3.7 million, or 7.8%, as compared to the six months ended June 30, 2004. Interest expense decreased by $7.2 million due principally to the reduction of debt and in the weighted average interest rate of our debt as a result of debt refinancings. The 2005 period included charges of $2.1 million to write-off deferred finance costs as a result of prepayments of the senior secured term loan. Other income (expense), net for the six months ended June 30, 2005 and 2004 consisted principally of a foreign exchange gain of $0.4 million and loss of $0.3 million, respectively, equity in earnings of affiliates of $0.4 million and $0.2 million, respectively, and mark-to-market adjustments on interest rate swap and cap agreements of gains of $0.6 million and $5.9 million, respectively.
     Income Tax Provision. Our consolidated effective tax rate for continuing operations for the six months ended June 30, 2005 was 62.2%, as compared to 46.5% for the six months ended June 30, 2004. The higher rate in the 2005 period was due to an increase in U.S. tax on certain foreign earnings, including a taxable gain on the sale of the Pride Ohio and the Piranha.
     Minority Interest. Minority interest for the six months ended June 30, 2005 decreased $4.4 million, or 32.0%, as compared to the six months ended June 30, 2004. The decrease was principally due to lower income from our drillship joint venture resulting from the Pride Angola being out of service for approximately 45 days during the second quarter of 2005 undergoing its five-year special periodic survey, increased interest expense on the joint venture’s debt, which was increased and refinanced in April 2004, and the mark-to-market adjustments on interest rate swap and cap agreements.
Liquidity and Capital Resources
     At June 30, 2005, we had cash and cash equivalents of $33.9 million and borrowing availability under our senior secured revolving credit facility of $482.7 million. As of June 30, 2005 and December 31, 2004, we had working capital of $142.6 and $130.5 million, respectively. The increase in working capital was due principally to an increase in accounts receivable due to increased activity.
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
Other Sources and Uses of Cash
     As of June 30, 2005, we had $9.8 million of restricted cash consisting of funds held in trust in connection with our drillship loan facility. We believe that the cash and cash equivalents on hand, together with the cash generated from our operations and borrowings under our credit facilities, will be adequate to fund normal ongoing capital expenditures, working capital and debt service requirements for the foreseeable future.
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
Item 4. Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (who currently serves as both our principal executive officer and our principal financial officer), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2005. In the course of the evaluation, management considered the material weakness in our internal control over financial reporting and other internal control matters discussed below. Based upon that evaluation, our President and Chief Executive Officer concluded that, as a result of the material weakness discussed below, our disclosure controls and procedures were not effective, as of June 30, 2005, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Notwithstanding the existence of the material weakness described below, management has concluded that the financial statements included in this Form 10-Q/A fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
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
     As more fully described in our 2004 annual report and in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2005, we made significant changes in our internal control over financial reporting in 2004 and in 2005 through the date of those reports, and our management continues to spend a significant amount of time and effort to improve our control environment. Although the actions described below that we had taken through the date of our originally filed quarterly report on Form 10-Q for the quarterly period ended June 30, 2005 had significantly improved our internal control environment and substantially increased the likelihood of our identifying the non-routine and non-systematic transactions that caused the restatements indicated above, many of our initiatives to improve our internal controls were either recently initiated or being further refined and enhanced as of June 30, 2005. As a result, they were not considered effective in remediating the material weakness as of that date.
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
     Except as described above and in our 2004 annual report and our 2005 first quarter quarterly report, there were no changes in our internal control over financial reporting that occurred during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
          Item 6. Exhibits*

10.1+	Form of Amendment to Option Award Agreement, dated May 12, 2005, for each of Robert L. Barbanell, David A.B. Brown, J.C. Burton, Ralph D. McBride and David B. Robson.

10.2+	Amendment to Option Award Agreement, dated May 12, 2005, for William E. Macaulay.

10.3+	Amendment to Pride International, Inc. Supplemental Executive Retirement Plan.

10.4+	Amendment to Pride International, Inc. Employee Stock Purchase Plan.

10.5+	Sixth Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan.

10.6+	Stock Purchase Agreement dated May 18, 2005 among Pride and First Reserve Fund VII, Limited Partnership, First Reserve Fund VIII, L.P. and First Reserve Fund IX, L.P. (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on May 23, 2005, File No. 1-13289).

10.7+	Summary of certain executive officer and director compensation arrangements (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on July 8, 2005, File No. 1-13289).

12	Computation of Ratio of Earnings to Fixed Charges.

31	Certification of the Principal Executive and Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Principal Executive and Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Pride and its subsidiaries are parties to several debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.

+	Previously filed.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIDE INTERNATIONAL, INC.

	By:	/s/ Douglas G. Smith
Douglas G. Smith
Vice President, Controller and
Chief Accounting Officer

Date: January 24, 2006

INDEX TO EXHIBITS

10.1+	Form of Amendment to Option Award Agreement, dated May 12, 2005, for each of Robert L. Barbanell, David A.B. Brown, J.C. Burton, Ralph D. McBride and David B. Robson.

10.2+	Amendment to Option Award Agreement, dated May 12, 2005, for William E. Macaulay.

10.3+	Amendment to Pride International, Inc. Supplemental Executive Retirement Plan.

10.4+	Amendment to Pride International, Inc. Employee Stock Purchase Plan.

10.5+	Sixth Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan.

10.6+	Stock Purchase Agreement dated May 18, 2005 among Pride and First Reserve Fund VII, Limited Partnership, First Reserve Fund VIII, L.P. and First Reserve Fund IX, L.P. (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on May 23, 2005, File No. 1-13289).

10.7+	Summary of certain executive officer and director compensation arrangements (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on July 8, 2005, File No. 1-13289).

12	Computation of Ratio of Earnings to Fixed Charges.

31	Certification of the Principal Executive and Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Principal Executive and Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Previously filed.