Form 10-Q
period 2005-09-30
PRIDE INTERNATIONAL INC
filed 2006-01-25
CIK 833081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date
Outstanding as of January 19, 2006

Common Stock, par value $.01 per share	161,932,523

PRIDE INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
PRIDE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
(In thousands, except par values)
(Unaudited)

	September 30,	December 31,
	2005	2004

		(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$47,135	$37,100
Restricted cash	9,857	9,917
Trade receivables, net	424,911	329,309
Parts and supplies	71,626	66,692
Other current assets	103,491	116,533

Total current assets	657,020	559,551

PROPERTY AND EQUIPMENT, net	3,121,209	3,281,848

OTHER ASSETS
Investments in and advances to affiliates	63,176	46,908
Goodwill	68,450	68,450
Other assets	86,754	85,236

Total other assets	218,380	200,594

	$3,996,609	$4,041,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$179,548	$162,602
Accrued expenses	201,839	218,007
Debt due within one year	59,047	48,481

Total current liabilities	440,434	429,090

OTHER LONG-TERM LIABILITIES	44,002	35,796
LONG-TERM DEBT, net of current portion	1,124,991	1,686,251
DEFERRED INCOME TAXES	78,466	60,984
MINORITY INTEREST	129,950	113,552
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 50,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 400,000 shares authorized; 159,719 and 136,998 shares issued; 159,303 and 136,629 shares outstanding	1,597	1,370
Paid-in capital	1,702,685	1,277,157
Treasury stock, at cost; 416 and 369 shares in treasury	(5,486)	(4,409)
Deferred compensation	(4,815)	(1,499)
Accumulated other comprehensive income	2,927	2,945
Retained earnings	481,858	440,756

Total stockholders’ equity	2,178,766	1,716,320

	$3,996,609	$4,041,993

The accompanying notes are an integral part of the consolidated financial statements.

PRIDE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,

	2005	2004

		(Restated)
REVENUES	$538,823	$436,439
OPERATING COSTS, excluding depreciation and amortization	355,889	285,020
DEPRECIATION AND AMORTIZATION	64,025	66,611
GENERAL AND ADMINISTRATIVE, excluding depreciation and amortization	20,206	19,909
IMPAIRMENT CHARGES	1,036	—
(GAIN) LOSS ON SALE OF ASSETS, net	(22,128)	3,077

EARNINGS FROM OPERATIONS	119,795	61,822
OTHER INCOME (EXPENSE)
Interest expense	(21,761)	(26,805)
Refinancing charges	—	(30,798)
Interest income	635	1,101
Other income (expense), net	2,836	(6,506)

Total other expense, net	(18,290)	(63,008)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	101,505	(1,186)
INCOME TAX PROVISION	25,585	9,103
MINORITY INTEREST	7,018	4,940

INCOME (LOSS) FROM CONTINUING OPERATIONS	68,902	(15,229)
LOSS ON DISCONTINUED OPERATIONS, net of tax	—	(3,284)

NET EARNINGS (LOSS)	$68,902	$(18,513)

EARNINGS (LOSS) PER SHARE
Basic
Income (loss) from continuing operations	$0.44	$(0.12)
Discontinued operations	—	(0.02)

Net earnings (loss)	$0.44	$(0.14)

Diluted
Income (loss) from continuing operations	$0.41	$(0.12)
Discontinued operations	—	(0.02)

Net earnings (loss)	$0.41	$(0.14)

SHARES USED IN PER SHARE CALCULATIONS
Basic	158,353	135,887
Diluted	172,800	135,887
The accompanying notes are an integral part of the consolidated financial statements.

PRIDE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended
	September 30,

	2005	2004

		(Restated)
REVENUES	$1,482,336	$1,264,142
OPERATING COSTS, excluding depreciation and amortization	1,009,717	835,910
DEPRECIATION AND AMORTIZATION	193,706	199,006
GENERAL AND ADMINISTRATIVE, excluding depreciation and amortization	70,121	52,899
IMPAIRMENT CHARGES	1,036	—
(GAIN) LOSS ON SALE OF ASSETS, net	(31,231)	2,713

EARNINGS FROM OPERATIONS	238,987	173,614
OTHER INCOME (EXPENSE)
Interest expense	(68,311)	(80,569)
Refinancing charges	—	(30,798)
Interest income	1,289	2,188
Other income (expense), net	4,741	(1,566)

Total other expense, net	(62,281)	(110,745)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	176,706	62,869
INCOME TAX PROVISION	72,339	38,879
MINORITY INTEREST	16,351	18,663

INCOME FROM CONTINUING OPERATIONS	88,016	5,327
LOSS ON DISCONTINUED OPERATIONS, net of tax	—	(19,111)

NET EARNINGS (LOSS)	$88,016	$(13,784)

EARNINGS (LOSS) PER SHARE
Basic
Income from continuing operations	$0.59	$0.04
Discontinued operations	—	(0.14)

Net earnings (loss)	$0.59	$(0.10)

Diluted
Income from continuing operations	$0.55	$0.04
Discontinued operations	—	(0.14)

Net earnings (loss)	$0.55	$(0.10)

SHARES USED IN PER SHARE CALCULATIONS
Basic	149,965	135,704
Diluted	171,725	137,127
The accompanying notes are an integral part of the consolidated financial statements.

PRIDE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2005	2004

		(Restated)
OPERATING ACTIVITIES
Net earnings (loss)	$88,016	$(13,784)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities —
Depreciation and amortization	193,706	199,006
Discount amortization on debt instruments	141	61
Amortization and write-offs of deferred financing costs	6,903	19,022
Impairment charges	1,036	—
(Gain) loss on sale of assets	(31,231)	2,713
Tax benefit of non-qualified stock options	13,814	1,222
Deferred income taxes	15,688	(2,006)
Minority interest	16,351	18,663
Equity earnings (loss) of affiliates	(1,094)	60
Stock-based compensation	3,512	1,033
Amortization of SFAS No. 133 transition adjustment	—	204
Gain on mark-to-market of derivatives	(4,115)	(8,467)
Changes in assets and liabilities
Trade receivables	(95,602)	(27,924)
Parts and supplies	(4,934)	1,615
Other current assets	11,826	11,060
Other assets	(8,080)	25,494
Accounts payable	11,791	6,191
Accrued expenses	(12,810)	(51,135)
Other liabilities	9,642	(18,430)

Net cash provided by operating activities	214,560	164,598

INVESTING ACTIVITIES
Purchases of property and equipment	(112,403)	(111,097)
Proceeds from dispositions of property and equipment	113,356	1,475
Investments in and advances to affiliates	(15,174)	(6,123)

Net cash used in investing activities	(14,221)	(115,745)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	124,915	1,535
Proceeds from exercise of stock options	59,177	4,703
Proceeds from borrowings	396,750	1,961,721
Repayments of borrowings	(647,595)	(1,998,926)
Repayments of joint venture partner debt	—	(10,000)
Debt finance costs	(22)	(21,948)
Repurchase of common stock	(123,589)	—
Decrease in restricted cash	60	9,303

Net cash used in financing activities	(190,304)	(53,612)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,035	(4,759)
CASH AND CASH EQUIVALENTS, beginning of period	37,100	69,134

CASH AND CASH EQUIVALENTS, end of period	$47,135	$64,375

The accompanying notes are an integral part of the consolidated financial statements.

PRIDE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.     General
     Principles of Consolidation and Reporting
      The unaudited consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of Pride International, Inc. included in its Annual Report on Form 10-K for the year ended December 31, 2004, as amended. Unless the context indicates otherwise, references to the “Company” or “Pride” include Pride International, Inc. and its wholly owned and majority-owned subsidiaries.
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
     Comprehensive Income
      Comprehensive income is the change in the Company’s equity from all transactions except those resulting from investments by or distributions to owners. Comprehensive income (loss) was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
	(In thousands)		(In thousands)
Net earnings (loss)	$68,902	$(18,513)	$88,016	$(13,784)
Amortization of swap value upon adoption of SFAS No. 133	—	—	—	107
Foreign currency translation gain (loss), net	545	1,559	(18)	(189)

Comprehensive income (loss)	$69,447	$(16,954)	$87,998	$(13,866)

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

      The following table illustrates, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123,” the effect on net earnings (loss) and net earnings (loss) per share as if the fair value based method of accounting prescribed by SFAS 123 had been applied to stock-based compensation. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
	(In thousands, except		(In thousands, except per
	per share amounts)		share amounts)
Net earnings (loss), as reported	$68,902	$(18,513)	$88,016	$(13,784)
Add: Stock-based compensation included in reported net earnings (loss), net of tax	260	304	2,283	334
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(2,519)	(3,016)	(11,841)	(9,639)

Pro forma net earnings (loss)	$66,643	$(21,225)	$78,458	$(23,089)

Net earnings (loss) per share:
Basic — as reported	$0.44	$(0.14)	$0.59	$(0.10)
Basic — pro forma	$0.42	$(0.16)	$0.52	$(0.17)
Diluted — as reported	$0.41	$(0.14)	$0.55	$(0.10)
Diluted — pro forma	$0.40	$(0.16)	$0.50	$(0.17)
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” SFAS 123R requires that companies expense the value of employee stock options and similar awards and will be effective for the Company’s share-based awards that are granted, modified, or settled in cash beginning January 1, 2006. The Company will recognize compensation cost for the unamortized portion of outstanding and unvested share-based payment awards as of January 1, 2006 and previously measured under SFAS 123 and disclosed on a pro forma basis. The costs will be measured at fair value on the awards’ grant date based on the expected number of awards that are expected to vest. The compensation cost will be recognized as awards vest and will include the related tax effects. SFAS 123R provides for three transition methods, including two prospective methods and a retrospective method. The Company is in the process of determining the amount of the charge it will recognize for the cumulative effect of adopting SFAS 123R on January 1, 2006, which the Company expects to be material. The Company’s consolidated results of operations and earnings per share will be reduced following adoption of SFAS 123R as a result of recognizing expense for the value of awards under its employee stock option plans.
     Restricted Stock
      During the nine-month periods ended September 30, 2005 and 2004, the Company awarded a total of 315,040 and 138,800 restricted shares, respectively, to its non-employee directors and certain key employees pursuant to the Company’s stockholder-approved incentive plans. The Company recorded deferred compensation as a component of stockholders’ equity based on the closing price of the Company’s common stock on the date of the awards. The deferred compensation is being recognized as compensation expense ratably over the applicable vesting period. During the nine-month periods ended September 30, 2005 and 2004, the Company recognized $3.5 million and $1.0 million, respectively, of compensation expense related to restricted stock awards. The nine-month period ended September 30, 2005 included a charge of approximately $1.6 million due to the accelerated vesting of 92,290 shares of restricted stock related to the termination of the employment of certain key employees and the retirement of a director. For the nine months ended September 30, 2005, the Company recorded the surrender of 46,309 shares (including 5,000 shares that pertained to the fourth quarter of 2004) that were surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to key employees.

Derivatives
      The Company is subject to the risk of variability of interest payments on its floating rate debt, which included the revolving credit facilities as of September 30, 2005. To economically limit its exposure to changes in interest rates, as of December 31, 2004, the Company had entered into fixed interest rate swap agreements with notional amounts of approximately $194.0 million. The Company retired these fixed interest rate swap agreements in March 2005.
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
      As of September 30, 2005, the Company had not designated any of the interest rate swap and cap agreements as hedge instruments as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, the changes in fair value of the interest rate swap and cap agreements are recorded currently in earnings. The total aggregate fair value of the interest rate swap and cap agreements as of September 30, 2005 and December 31, 2004 was an asset of approximately $4.4 million and a net liability of approximately $0.1 million, respectively.
     Supplemental Cash Flow Information

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands)		(In thousands)
Common stock issued upon conversion of debt	$—	$—	$299,969	$—
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
      The swap and cap agreements did not qualify for hedge accounting because the Company did not complete the evaluation of effectiveness or the contemporaneous documentation thereof necessary to designate them as hedges at their inception. Accordingly, the swap and cap agreements should have been marked-to-market, with realized and unrealized gains and losses recorded as a component of income. In addition, the unrealized gains and losses for the swap and cap agreements associated with the Company’s drillship loan facility should have been included in the calculation of minority interest expense for a consolidated joint venture of the Company. As a result, the Company has restated amounts previously reported in its financial statements for the three-month and nine-month periods ended September 30, 2004. Certain disclosures in other notes to the consolidated financial statements have been restated to reflect the restatement adjustments.
      As a result of the Company’s prior method of accounting for interest rate swap and cap agreements, for the three-month and nine-month periods ended September 30, 2004, interest expense was overstated by $4.4 million and $9.6 million; other income was overstated by $7.2 million and $1.3 million; and minority interest expense was overstated by $2.5 million and understated by $0.9 million.
      The impact of the adjustments described above on the previously filed consolidated financial statements for the three-month and nine-month periods ended September 30, 2004 is presented below. In connection with implementing fair value accounting for the interest rate swap and cap agreements, the Company has included the mark-to-market adjustments in other income (expense), net. The adjustments had no effect on net cash provided by or used in operating, investing or financing activities in the consolidated statement of cash flows for the nine months ended September 30, 2004.

Selected Consolidated Statement of Operations Data:

	Three Months Ended September 30, 2004

	As Reported	Adjustments	Restated

	(In thousands, except per share amounts)
Earnings from operations	$61,822	$—	$61,822
Other income (expense)
Interest expense	(31,202)	4,397	(26,805)
Refinancing charges	(30,798)	—	(30,798)
Interest income	1,101	—	1,101
Other income (expense), net	720	(7,226)	(6,506)

Total other expense, net	(60,179)	(2,829)	(63,008)

Income (loss) from continuing operations before income taxes and minority interest	1,643	(2,829)	(1,186)
Income tax provision	9,103	—	9,103
Minority interest	7,459	(2,519)	4,940

Loss from continuing operations	(14,919)	(310)	(15,229)
Loss from discontinued operations, net of income taxes	(3,284)	—	(3,284)

Net loss	$(18,203)	$(310)	$(18,513)

Basic loss per share:
Loss from continuing operations	$(0.11)	$(0.01)	$(0.12)
Discontinued operations	(0.02)	—	(0.02)

Net loss	$(0.13)	$(0.01)	$(0.14)
Diluted loss per share:
Loss from continuing operations	$(0.11)	$(0.01)	$(0.12)
Discontinued operations	(0.02)	—	(0.02)

Net loss	$(0.13)	$(0.01)	$(0.14)

	Nine Months Ended September 30, 2004

	As Reported	Adjustments	Restated

	(In thousands, except per share amounts)
Earnings from operations	$173,614	$—	$173,614
Other income (expense)
Interest expense	(90,135)	9,566	(80,569)
Refinancing charges	(30,798)	—	(30,798)
Interest income	2,188	—	2,188
Other expense, net	(224)	(1,342)	(1,566)

Total other expense, net	(118,969)	8,224	(110,745)

Income from continuing operations before income taxes and minority interest	54,645	8,224	62,869
Income tax provision	38,879		38,879
Minority interest	17,782	881	18,663

Income (loss) from continuing operations	(2,016)	7,343	5,327
Loss from discontinued operations, net of income taxes	(19,111)	—	(19,111)

Net loss	$(21,127)	$7,343	$(13,784)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.02)	$0.06	$0.04
Discontinued operations	(0.14)	—	(0.14)

Net loss	$(0.16)	$0.06	$(0.10)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.02)	$0.06	$0.04
Discontinued operations	(0.14)	—	(0.14)

Net loss	$(0.16)	$0.06	$(0.10)

Selected Consolidated Balance Sheet Data:

	December 31, 2004

	As Reported	Adjustments	Restated

	(In thousands)
Other assets, net	$81,567	$3,669	$85,236
Total other assets	196,925	3,669	200,594
Total assets	4,038,324	3,669	4,041,993
Accrued expenses	214,843	3,164	218,007
Total current liabilities	425,926	3,164	429,090
Minority interest	113,305	247	113,552
Retained earnings	440,498	258	440,756
Total stockholders’ equity	1,716,062	258	1,716,320
Total liabilities and stockholders’ equity	4,038,324	3,669	4,041,993

3.	Discontinued Operations
      In 2001 and 2002, the Company entered into fixed-fee contracts to design, engineer, manage construction of and commission four deepwater platform drilling rigs for installation on spars and tension-leg platforms. The first rig was completed and delivered in 2003, and the remaining three rigs were completed and delivered in 2004.

      For the three-month and nine-month periods ended September 30, 2004, the Company recorded a pretax loss of $0.7 million and $32.5 million, respectively, relating to the construction of the rigs. The losses principally consisted of additional commissioning costs for the rigs, the costs of settling certain commercial disputes and renegotiations of commercial terms with shipyards, equipment vendors and other sub-contractors, completion issues at the shipyard constructing the final two rigs and revised estimates for other cost items. As of December 31, 2004, the cumulative losses recorded on the projects were $125.7 million. During the fourth quarter of 2004, the Company discontinued this business and does not currently intend to enter into additional business of this nature. Accordingly, the Company has reported its fixed-fee rig construction business as discontinued operations on the Company’s consolidated statement of operations.
      The operating results of the discontinued fixed-fee construction business were as follows:

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands)		(In thousands)
Sales revenue	$—	$6,335	$1,348	$58,555
Operating costs	—	6,987	1,348	91,020

Loss from discontinued fixed-fee construction operations	—	(652)	—	(32,465)
Income tax benefit	—	2,632	—	(13,354)

Loss on discontinued operations	$—	$(3,284)	$—	$(19,111)

4.	Debt
     Short-Term Borrowings
      As of September 30, 2005, the Company had agreements with several banks for uncollateralized short-term lines of credit totaling $28.1 million (substantially all of which are uncommitted), primarily denominated in U.S. dollars. These facilities renew periodically and bear interest at variable rates based on LIBOR. As of September 30, 2005, $2.3 million was outstanding under these facilities and $25.8 million was available for borrowings.

Long-Term Debt

	September 30,	December 31,
	2005	2004

	(In thousands)
Long-term debt consisted of the following:
Senior secured term loan	$—	$279,250
Senior secured revolving credit facility	60,000	—
7 3/8% Senior Notes due 2014, net of discount	497,586	497,445
2 1/2% Convertible Senior Notes Due 2007	—	300,000
3 1/4% Convertible Senior Notes Due 2033	300,000	300,000
Drillship loan facility	251,995	270,525
Semisubmersible loans	71,829	77,939
Capital lease obligations	355	7,279

	1,181,765	1,732,438
Current portion of long-term debt	56,774	46,187

Long-term debt, net of current portion	$1,124,991	$1,686,251

Debt due within one year consisted of the following:
Short-term borrowings	$2,273	$2,294
Current portion of long-term debt	56,774	46,187

Debt due within one year	$59,047	$48,481

      In July 2004, the Company entered into senior secured credit facilities consisting of a $300 million term loan and a $500 million revolving credit facility. Borrowings under the revolving credit facility are available for general corporate purposes. The Company may obtain up to $100 million of letters of credit under the facility. As of September 30, 2005, there were $60.0 million of borrowings and $10.3 million of letters of credit outstanding under the revolving credit facility. Amounts drawn under the facility bear interest at variable rates based on LIBOR plus a margin or prime rate plus a margin. The interest rate margin varies based on the Company’s leverage ratio. As of September 30, 2005, the interest rate on the revolving credit facility was approximately 6.2%, and approximately $429.7 million was available under the facility. Please read Note 12 for more information regarding additional borrowings under the revolving credit facility.
      The revolving credit facility is secured by first priority liens on certain of the existing and future rigs, accounts receivable, inventory and related insurance of the Company’s subsidiary Pride Offshore, Inc. (the borrower under the facility) and its subsidiaries, all of the equity of Pride Offshore and Pride Offshore’s domestic subsidiaries and 65% of the stock of certain of the Company’s foreign subsidiaries. The Company and certain of its domestic subsidiaries have guaranteed the obligations of Pride Offshore under the credit facility. The credit facility contains a number of covenants restricting, among other things, redemption and repurchase of the Company’s indebtedness; distributions, dividends and repurchases of capital stock and other equity interests; acquisitions and investments; asset sales; capital expenditures; indebtedness; liens and affiliate transactions. The senior secured credit facilities also contain customary events of default, including with respect to a change of control.
      In September 2005, the Company repaid the remaining balance of its senior secured term loan. During the three and nine months ended September 30, 2005, the Company recognized charges totaling $1.4 million and $3.6 million, respectively, to write-off deferred finance costs resulting from early repayment.
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
      As of September 30, 2005, the Company had $9.9 million of restricted cash consisting of funds held in trust in connection with the Company’s drillship loan facility.

5.	Income Taxes
      The Company’s consolidated effective income tax rate for continuing operations for the three months ended September 30, 2005 was 25.2% as compared to 767.5% for the corresponding period in 2004. The unusually high rate in the 2004 period was principally due to debt refinancing charges that reduced income without a proportional reduction in income taxes. The Company recorded the entire amount of the debt refinancing charges and the related tax benefit in the third quarter of 2004. The rate was also impacted by higher expected taxable income in the 2004 period in countries in Latin America with high effective tax rates and lower net income in foreign jurisdictions with low or zero effective tax rates and with deemed profit regimes. The effective tax rate for the three months ended September 30, 2005 was favorably impacted by the gain on sale of certain assets in low income tax jurisdictions during the period.
      For the nine months ended September 30, 2005, the consolidated effective income tax rate for continuing operations was 40.9% as compared to 61.8% for the same period in 2004. The difference in the rate was principally the result of the same factors discussed above for the three months ended September 30, 2004.
      FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted in October 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs

Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. Management expects to complete its evaluation in connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2005. The income tax effects cannot reasonably be estimated at this time, and therefore the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

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
      The following table presents information to calculate basic and diluted income from continuing operations per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
	(In thousands)		(In thousands)
Income (loss) from continuing operations	$68,902	$(15,229)	$88,016	$5,327
Interest expense on convertible debentures and notes	2,675	—	10,780	—
Income tax benefit	(936)	—	(3,773)	—

Income (loss) from continuing operations — as adjusted	$70,641	$(15,229)	$95,023	$5,327

Weighted average shares outstanding	158,353	135,887	149,965	135,704
Convertible debentures and notes	11,671	—	19,019	—
Stock options	2,776	—	2,741	1,423

Adjusted weighted average shares outstanding	172,800	135,887	171,725	137,127

      For the three months ended September 30, 2005, the adjusted average shares outstanding excluded 0.2 million shares issuable pursuant to outstanding stock options; for the three months ended September 30, 2004, the measure excluded 31.0 million shares issuable pursuant to convertible debt and 5.8 million shares issuable pursuant to outstanding stock options. For the nine months ended September 30, 2005, the adjusted average shares outstanding excluded 0.3 million shares issuable pursuant to outstanding stock options; for the nine months ended September 30, 2004, the measure excluded 32.9 million shares issuable pursuant to convertible debt and 4.3 million shares issuable pursuant to outstanding stock options. These shares were excluded as their effect was anti-dilutive or the exercise price of stock options exceeded the average price of the Company’s common stock for the period.

7.	Investment in Joint Venture
      The Company has a 30.0% equity interest in a joint venture company that owns two dynamically-positioned, deepwater semisubmersible drilling rigs, the Pride Portland and the Pride Rio de Janeiro. Each of the Pride Rio de Janeiro and the Pride Portland began working under its five-year contract described below during the fourth quarter of 2005. The joint venture company has financed the cost of construction of these rigs through equity contributions and fixed rate notes, with repayment of the notes guaranteed by the United States Maritime Administration (“MARAD”). The notes are non-recourse to any of the joint venture owners. The Company had previously provided (1) a $25.0 million letter of credit to secure principal and interest payments due under the notes, the payment of costs of removing or contesting liens on the rigs and the payment of debt of the joint venture company to MARAD in the event MARAD’s guarantee is drawn, (2) a guarantee of any cash in excess of the amounts made available under the notes that may be required to get the rigs through the trial stage and obtain their class certificates and (3) a guarantee of the direct costs of the voyage of each rig from any foreign jurisdiction in which it is located to a U.S. Gulf port nominated by MARAD in the event of a default prior to the rig obtaining a charter of at least three years in form and substance satisfactory to MARAD and at a rate sufficient to pay operating costs and debt service. The letter of credit expired in May 2005. The Company has no further obligation to provide a letter of credit, and the completion guarantee and the guarantee of the direct costs of the return voyage were released during the fourth quarter of 2005.
      The Company has entered into five-year contracts for each of the Pride Rio de Janeiro and the Pride Portland to operate in Brazil for Petrobras. The Pride Rio de Janeiro began working under its contract in mid-November 2005 following completion of a one-well contract for another customer. The Pride Portland began working under its contract in late October 2005. The Company has entered into lease agreements with the joint venture company to obtain use of the Pride Rio de Janeiro and the Pride Portland for the Petrobras contracts. These lease agreements require all revenues from the operations of the rigs, less operating costs and a management fee of $5,000 per day per rig, to be paid to the joint venture in the form of lease payments. In addition, the agreements require the joint venture to provide the Company with working capital necessary to operate the rigs, to fund capital improvements to the rigs and to fund any cash deficits incurred. During the nine months ended September 30, 2005, the Company incurred lease expense of approximately $9.8 million for the Pride Rio de Janeiro. In addition, during the nine months ended September 30, 2005 and 2004, the Company recognized revenues from the joint venture of approximately $14.7 million and $7.7 million, respectively, for managing the rigs, which approximated the costs incurred by the Company to provide such management.
      In the event that the joint venture company does not generate sufficient funds from operations to finance its costs and its debt service obligations, the joint venture partners would, if they choose to maintain the joint venture, need to advance further funds to the joint venture company since the joint venture company would have no alternative source of funds to allow it to make such payments. Principal and interest payments totaling approximately $45.1 million are due in 2005, of which $33.2 million was paid during the nine months ended September 30, 2005. The Company advanced the joint venture company approximately $14.7 million during the nine months ended September 30, 2005 for its share of operating costs and debt service payments.
      If the joint venture company failed to cover its debt service requirements or otherwise breached the MARAD financing documents in certain respects, a default would occur under the fixed rate notes guaranteed by MARAD. MARAD would then be entitled to foreclose on the mortgages related to the Pride Portland and the Pride Rio de Janeiro and take possession of the two rigs. In this event, the rigs may not be available for the Company to perform its obligations under the Petrobras contracts. As of September 30, 2005, the Company’s investment in the joint venture was approximately $61.8 million, including capitalized interest of $9.0 million.

8.	Segment Information
      The following table sets forth selected consolidated financial information of the Company by reporting segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands)		(In thousands)
Revenues:
Eastern Hemisphere	$151,959	$142,898	$436,913	$426,657
Western Hemisphere	136,423	118,106	350,403	343,940
U.S. Gulf of Mexico	74,077	33,979	183,439	91,198
Latin America Land	127,075	99,536	360,804	283,354
E&P Services	49,257	40,772	150,320	108,060
Corporate and Other	32	1,148	457	10,933

Total	$538,823	$436,439	$1,482,336	$1,264,142

Earnings (loss) from operations:
Eastern Hemisphere	$59,044	$37,446	$130,934	$116,181
Western Hemisphere	32,516	31,215	57,708	83,803
U.S. Gulf of Mexico	22,731	21	44,864	(6,603)
Latin America Land	16,343	6,297	43,101	12,066
E&P Services	6,306	5,507	19,203	10,033
Corporate and Other	(17,145)	(18,664)	(56,823)	(41,866)

Total	$119,795	$61,822	$238,987	$173,614

Significant Customers
      For the three-month and nine-month periods ended September 30, 2005, one customer accounted for approximately 14% of consolidated revenues and is included in the Western Hemisphere, Latin America Land and E&P Services segments; an additional customer accounted for approximately 10% of consolidated revenues and is included in the Western Hemisphere segment. For the three-month and nine-month periods ended September 30, 2004, one customer accounted for approximately 18% and 16% of consolidated revenues, respectively, and is included in the Western Hemisphere and Latin America Land segments, and an additional customer accounted for approximately 14% of consolidated revenues and is included in the Western Hemisphere segment.

9.	Commitments and Contingencies
      In late August 2004, the Company was notified that certain of its subsidiaries have been named, along with other defendants, in several complaints that have been filed in the Circuit Courts of the State of Mississippi by several hundred individuals that allege that they were employed by some of the named defendants between approximately 1965 and 1986. Additional suits have been filed since August 2004. The complaints allege that certain drilling contractors used asbestos-containing products in offshore drilling operations, land-based drilling operations and in drilling structures, drilling rigs, vessels and other equipment and assert claims based on, among other things, negligence and strict liability and claims under the Jones Act. The complaints name as defendants numerous other companies that are not affiliated with the Company, including companies that allegedly manufactured drilling related products containing asbestos that are the subject of the complaints. The plaintiffs seek, among other things, an award of unspecified compensatory and punitive damages. Recently, ten individuals of the many plaintiffs in these suits have been identified as allegedly having worked for the Company or one of its affiliates or predecessors. Currently, discovery is ongoing to determine whether these individuals were in fact employed by the Company or one of its affiliates or predecessors, whether and the extent to which these individuals were employed during the alleged period of exposure or whether these individuals were involved with the Company’s offshore drilling operations during the relevant period. The Company intends to defend itself vigorously and, based on the information available to the Company at this time, the Company does not expect the outcome of these lawsuits to have a material adverse effect on its financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these lawsuits. No amounts have been accrued related to this matter.
      Paul A. Bragg, the Company’s former President and Chief Executive Officer, filed suit against the Company in the District Court of Harris County, Texas in early October 2005 seeking a declaratory judgment that the non-competition provisions of his employment agreement are unlawful and unenforceable. Shortly thereafter, Mr. Bragg filed a second lawsuit against the Company in that court alleging that the Company breached written and oral employment agreements and seeking damages aggregating more than $17 million. The Company intends to defend itself vigorously and, based on the information available to the Company at this time, the Company does not expect the outcome of these lawsuits to have a material adverse effect on its financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these lawsuits.
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
      During the first quarter of 2005, one of the Company’s foreign subsidiaries sold the jackup rig Pride Ohio and received $40.0 million in cash, resulting in a pretax gain on the sale of $11.3 million. The proceeds were used to repay debt. Also during the first quarter, the Company entered into agreements to sell the tender-assisted barge rigs Piranha and Ile de Sein for total proceeds of $49.5 million. The Company completed the sale of the Piranha in April 2005, resulting in a pretax loss on the sale of $2.3 million, and completed the sale of the Ile de Sein in July 2005, resulting in a pretax gain on the sale of $6.1 million. The proceeds from these sales were used to repay debt.
      During the third quarter of 2005, the Company completed the sale of three of its Eastern Hemisphere land rigs for total proceeds of $23.0 million, resulting in a pretax gain of $13.8 million. The sale of a fourth land rig included in the sale agreement was completed in the fourth quarter of 2005. The Company also sold one land rig in Brazil for total cash proceeds of $3.0 million, resulting in a pretax gain of $1.7 million. In the first quarter of 2006, the Company completed the sale of a land rig in Ecuador for total proceeds of $4.6 million, resulting in a pretax gain of $2.2 million.

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

12.	Subsequent Event
      In December 2005, the Company completed the acquisition of an additional 40% interest in its joint venture companies that manage the Company’s Angolan operations from its partner Sonangol, the national oil company of Angola. The principal assets of the joint venture companies include the two ultra-deepwater drillships Pride Africa and Pride Angola, the jackup rig Pride Cabinda and management agreements for the deepwater platform rigs Kizomba A and Kizomba B. The consideration paid by the Company was $175.2 million in cash, consisting of $170.7 million for the additional ownership interest and $4.5 million for termination of certain agreements between certain joint venture companies and other parties. The Company funded the purchase price with borrowings of $175.2 million under its senior secured revolving credit facility.
      Previously, the Company owned a 51% interest in the joint venture companies, and the joint venture financial results are included in the Company’s consolidated financial results, with Sonangol’s 49% ownership interest reflected as minority interest. As of December 20, 2005, the joint venture companies maintained project finance bank debt of $252.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      You should read the following discussion and analysis in conjunction with the accompanying unaudited consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2004, as amended. The following information contains forward-looking statements. Please read “Forward-Looking Statements” below for a discussion of certain limitations inherent in such statements. Please also read “Business — Risk Factors” in Item 1 of our annual report for a discussion of certain risks facing our company.
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
      The swap and cap agreements did not qualify for hedge accounting because we did not complete the evaluation of effectiveness or the contemporaneous documentation thereof necessary to designate them as hedges at their inception. Accordingly, the swap and cap agreements should have been marked-to-market, with realized and unrealized gains and losses recorded as a component of income. In addition, the unrealized gains and losses for the swap and cap agreements associated with our drillship loan facility should have been included in the calculation of minority interest expense for one of our consolidated joint ventures. As a result, we have restated our consolidated financial information for the first and second quarterly periods in 2005 and all quarterly periods in 2004. Please read Note 2 of the notes to our unaudited consolidated financial statements in Item 1 of Part I of this quarterly report for more information related to the restatement.
Overview
      We provide contract drilling and related services to oil and gas companies worldwide, operating both offshore and on land. As of September 30, 2005, we operated a global fleet of 286 rigs, including two ultra-deepwater drillships, 12 semisubmersible rigs, 29 jackup rigs, six barge rigs, 12 platform rigs and 225 land-based drilling and workover rigs.
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
      We are continuing to focus our efforts on reducing debt, managing cash flow and evaluating our assets to increase return on invested capital. During the first nine months of 2005, we sold various non-core assets for aggregate cash proceeds of approximately $113.4 million. We used the proceeds from these transactions to repay debt.
      In March and April 2005, holders of substantially all of the $300.0 million outstanding principal amount of our 2 1/2% convertible senior notes due 2007 converted the notes into approximately 18.2 million shares of our common stock, and we redeemed the remaining principal amount in April 2005. In September 2005, we repaid the remaining balance of our senior secured term loan. We reduced the total of our long-term debt and lease obligations and short-term borrowings by $550.7 million from December 31, 2004 to September 30, 2005 as a result of the notes conversion and the repayment of debt with cash flow from operations and proceeds from asset sales and stock option exercises.
      In December 2005, we completed the acquisition of an additional 40% interest in our joint venture companies that manage our Angolan operations from our partner Sonangol, the national oil company of Angola, increasing our ownership interest from 51% to 91%. The principal assets of the joint venture companies include the two ultra-deepwater drillships Pride Africa and Pride Angola, the jackup rig Pride Cabinda and management agreements for the deepwater platform rigs Kizomba A and Kizomba B. The consideration we paid was $175.2 million in cash, consisting of $170.7 million for the additional ownership interest and $4.5 million for termination of certain agreements between certain joint venture companies and other parties. We funded the purchase price with borrowings of $175.2 million under our senior secured revolving credit facility.
Segment Review

Eastern Hemisphere
      As of September 30, 2005, our Eastern Hemisphere segment comprised two ultra-deepwater drillships, five semisubmersible rigs, six jackup rigs, four tender assisted and barge rigs, 11 land rigs and four rigs managed for other parties.
      Drillships. The two ultra-deepwater drillships Pride Africa and Pride Angola are working under long-term contracts with an aggregate term of nine years. The Pride Angola was out of service for approximately 45 days during the second quarter of 2005 undergoing its five-year special periodic survey.
      Semisubmersibles. In the third quarter of 2005, the Pride North America completed its commitment with a previous customer and was mobilized to the Mediterranean Sea for a two-year contract at a substantially higher dayrate, with operations commencing in January 2006. The Pride South Pacific was out of service for approximately 60 days during the second quarter of 2005 to undergo its five-year special periodic survey, after which the rig began working offshore West Africa on a series of contracts with different customers through April 2007. We expect the Pride North Sea to complete its current contract in January 2006 and enter the shipyard to complete its special periodic survey. Following the special periodic survey, the Pride North Sea is expected to begin working on a series of contracts in the Mediterranean Sea at increased dayrates into 2007. The Pride Venezuela completed its current contract in January 2006. The Pride

Venezuela is expected to be out of service for approximately 45 days to undergo its periodic survey and certain upgrades and then return to work at increased day rates. The Pride South Seas was mobilized from Mexico to South Africa in the first quarter of 2005 and started a one-year contract in July 2005, following its special periodic survey. We believe market conditions for semisubmersibles will continue to improve into 2006.
      Jackups. The market for jackups is also currently improving. The Pride Montana and the Pride North Dakota operating offshore Saudi Arabia are working under three-year contracts expiring in June 2007 and May 2008, respectively. The Pride Pennsylvania is working offshore India under a long-term contract expiring in May 2006. The jackup rig Pride Cabinda is working offshore Angola under a renewed contract with a moderately increased dayrate through September 2007. The Pride Rotterdam, an accommodation unit, is working in the North Sea under a contract that expires in March 2007, but was out of service for approximately 50 days during the second quarter of 2005 to complete its special periodic survey and upgrades.
      Other Rigs. The Pride Ivory Coast started its new contract in March 2005 after a delay due to civil disruption. During the second and third quarters of 2005, we had nearly full utilization of the five land rigs working in Chad and one rig operating in Pakistan. In May 2005, we transferred a land rig from France to Venezuela. One of our two large land rigs in Kazakhstan worked throughout the 2005 drilling season and is currently earning standby rates. The other rig in Kazakhstan and the remaining three Eastern Hemisphere land rigs are currently idle. We completed the sale of three idle land rigs for total proceeds of $23.0 million in the third quarter of 2005 and the sale of a fourth land rig included in the sale agreement for $2.5 million in the fourth quarter of 2005. Additionally, we completed the sale of the Ile de Sein in July 2005.

Western Hemisphere
      As of September 30, 2005, our Western Hemisphere segment comprised seven semisubmersible rigs, 13 jackup rigs, three platform rigs, two lake barge rigs and two managed rigs.
      Semisubmersibles. While the current Western Hemisphere market for intermediate water-depth semisubmersible rigs is strengthening, we have experienced stronger demand in the Eastern Hemisphere. As a result, we mobilized the Pride Venezuela to Libya in the fourth quarter of 2004 and the Pride South Seas to South Africa in the first quarter of 2005. We have entered into five-year contracts for the Pride Rio de Janeiro and the Pride Portland to operate in Brazil. The Pride Rio de Janeiro commenced working under its contract in mid-November 2005 following the completion of a one-well contract, and the Pride Portland commenced working under its contract in October 2005. We also entered into two-year contract extensions for the Pride Carlos Walter and the Pride Brazil for their contracts previously scheduled to be completed in 2006. During the second quarter of 2005, the Pride South America was out of service for approximately 48 days for its planned maintenance and regulatory survey and the Pride Carlos Walter and Pride South Atlantic had a combined 55 days of unscheduled downtime for maintenance. The Pride South Atlantic continues to work on well-to-well contracts with various customers at increasing dayrates, and the Pride Mexico is contracted through April 2007.
      Jackups. In July 2005, the Pride Texas began a two-year contract to operate in Mexico and in October 2005, the Pride California began a nine-month contract to operate in Mexico; both contracts are at substantially higher dayrates than their previous contracts. The Pride Alaska was mobilized to the U.S. Gulf of Mexico and began a new contract in the fourth quarter of 2005. The Pride Alaska is currently contracted for work in the U.S. Gulf of Mexico through July 2006. The Pride Oklahoma was mobilized to the U.S. Gulf of Mexico in the fourth quarter and is currently in the shipyard undergoing repairs. It will commence operations under a six-month contract at higher dayrates upon completion of the repairs. The Pride Tennessee, which was operating under a contract scheduled to expire in June 2006, was removed from service in November 2005 and is expected to be in the shipyard for repairs through the end of the second quarter of 2006. We are discussing with our customer early termination of the contract. The remaining jackups operating in the Western Hemisphere segment are contracted through mid 2006 or later.
      Other rigs. Platform rigs 1002E, 1003E and 1005E, operating in Mexico, began new contracts in the third quarter at dayrates similar to or higher than the dayrates provided for in their previous contracts. The Pride I and Pride II lake barges operating in Venezuela received one-year contract extensions that included rate increases retroactive to January 2005. We continue to manage the GP 19 jackup rig on a well-to-well basis. In January 2006, we completed our management of the GP 20 jackup rig under our management contract.

U.S. Gulf of Mexico
      As of September 30, 2005, our rig fleet in the U.S. Gulf of Mexico segment consisted of 10 jackup rigs and nine platform rigs. Additionally, we commenced management operations in July 2004 and September 2004 of two high specification deepwater platform rigs owned by the customers. Demand for drilling services in the U.S. Gulf of Mexico continued to improve, resulting in higher revenue and income from operations.
      Our Gulf of Mexico operations were impacted by Hurricane Ivan in 2004 and Hurricanes Katrina and Rita in August and September of 2005. In 2004, we recorded approximately $3.2 million of costs for damage to a platform rig sustained during Hurricane Ivan. After further assessment of the damaged rig, we recorded an additional $1.0 million impairment charge in the third quarter of 2005 related to the damage. During the third quarter of 2005, Hurricanes Katrina and Rita forced the evacuation of our rigs and caused only minor damage to one platform rig.
      Jackups. In response to the improved rate environment that has existed in the U.S. Gulf of Mexico since the third quarter of 2004, we have reactivated a number of idle jackup rigs in our U.S. Gulf of Mexico fleet and currently have all of our available rigs under contract, including the Pride Wyoming and Pride Utah, which returned to work in April and June, respectively, after being stacked since 2001. The Pride Oklahoma and the Pride Alaska were mobilized to the area in the fourth quarter of 2005. We expect revenues and operating margins from our U.S. Gulf of Mexico operations in 2005 to exceed those for 2004 due to the additional number of rigs working and improved dayrates. Although current market conditions in the U.S. Gulf of Mexico have been steadily improving, the U.S. Gulf of Mexico is still primarily a spot market characterized by short-term contracts, and market conditions can change rapidly.
      Platforms. We currently have three of our platform rigs working. One of our other platforms sustained damage during Hurricane Katrina but is undergoing repairs and is expected to be available for work in early 2006. Despite the strong market performance of jackups in the U.S. Gulf of Mexico, the platform rig segment has not improved during 2005. We are currently evaluating opportunities for these rigs, including the possible mobilization of the rigs to international markets.

Latin America Land
      As of September 30, 2005, our Latin America Land segment comprised 214 land drilling and workover rigs in Argentina, Bolivia, Brazil, Colombia, Mexico and Venezuela. During the first nine months of 2005, we experienced high levels of activity, particularly in Argentina, which resulted in higher pricing and utilization.
      The outlook for our Latin America Land segment remains positive for 2006. We expect high levels of activity in Argentina, Venezuela and Bolivia. We expect Colombia’s business activity to remain steady, but we expect very little activity in Brazil.

E&P Services
      During 2004 and early 2005, business activity and revenues continued to increase due to increased activity in Mexico, Brazil and Venezuela as well as a high level of integrated services work in Argentina and Brazil. Our E&P Services segment maintained a high level of business activity for the remainder of 2005, although we expect revenues to decrease slightly in the fourth quarter.

Results of Operations
      The following table sets forth selected consolidated financial information by reporting segment for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands)		(In thousands)
Revenues:
Eastern Hemisphere	$151,959	$142,898	$436,913	$426,657
Western Hemisphere	136,423	118,106	350,403	343,940
U.S. Gulf of Mexico	74,077	33,979	183,439	91,198
Latin America Land	127,075	99,536	360,804	283,354
E&P Services	49,257	40,772	150,320	108,060
Corporate and Other	32	1,148	457	10,933

Total	$538,823	$436,439	$1,482,336	$1,264,142

Earnings (loss) from operations:
Eastern Hemisphere	$59,044	$37,446	$130,934	$116,181
Western Hemisphere	32,516	31,215	57,708	83,803
U.S. Gulf of Mexico	22,731	21	44,864	(6,603)
Latin America Land	16,343	6,297	43,101	12,066
E&P Services	6,306	5,507	19,203	10,033
Corporate and Other	(17,145)	(18,664)	(56,823)	(41,866)

Total	$119,795	$61,822	$238,987	$173,614

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
      Revenues. Revenues for the three months ended September 30, 2005 increased $102.4 million, or 23.5%, to $538.8 million as compared to the three months ended September 30, 2004. We experienced higher revenues across all our segments as demand increased utilization and dayrates. Our U.S. Gulf of Mexico segment continued to improve its revenues due to improved dayrates and utilization and higher revenues from our managed rigs. Revenue from our Latin America Land segment increased as stronger demand increased utilization and pricing. Western Hemisphere’s increase in revenues was primarily due to its management services. Despite asset sales, Eastern Hemisphere increased revenues due to increased utilization and dayrates on the semisubmersible fleet and increased revenue from managed rigs. The E&P Services segment had higher revenues as demand increased activity in the segment.
      Operating Costs. Operating costs for the three months ended September 30, 2005 increased $70.9 million, or 24.9%, to $355.9 million as compared to the three months ended September 30, 2004. Operating costs for our Eastern Hemisphere segment increased due principally to the increased utilization of the semisubmersible fleet and increased costs from the managed platform rigs. Operating costs for our Western Hemisphere segment increased due principally to our managed rigs, including higher costs for the Pride Rio de Janeiro and Pride Portland. Operating costs for our U.S. Gulf of Mexico segment increased due principally to our managed rigs. Additionally, operating costs increased due to increased utilization in our Latin America Land segment driven by stronger demand and increased activity in our E&P Services segment. Operating costs as a percentage of revenues were 66.0% and 65.3% for the three-month periods ended September 30, 2005 and 2004, respectively. The increase in operating costs as a percentage of revenues was due principally to an increase in the amount of operations performed on managed rigs.
      Depreciation and Amortization. Depreciation expense for the three months ended September 30, 2005 decreased $2.6 million, or 3.9%, to $64.0 million as compared to the three months ended September 30, 2004, due principally to the sales of rigs during the fourth quarter of 2004 and the first nine months of 2005, and the impairment charges of $24.9 million recognized during the fourth quarter of 2004.
      General and Administrative. General and administrative expense for the three months ended September 30, 2005 remained relatively flat, as costs increased $0.3 million, or 1.5%, to $20.2 million as compared to the three months ended September 30, 2004.
      Other Income (Expense). Other expense for the three months ended September 30, 2005 decreased by $44.7 million, or 71.0%, as compared to the three months ended September 30, 2004. Interest expense decreased by $5.0 million due principally to the reduction of debt and in the weighted average interest rate of our debt as a result of debt refinancings. The 2005 period included a charge of $1.4 million to write-off deferred finance costs as a result of prepayments of the senior secured term loan. The third quarter of 2004 included $30.8 million of refinancing charges associated with the retirement of debt obligations. Other income (expense), net for the three months ended September 30, 2005 and 2004 consisted principally of mark-to-market adjustments on interest rate swap and cap agreements of a gain of $2.4 million and a loss of $7.2 million, respectively, and foreign exchange losses of $0.2 million and gains of $0.1 million, respectively. Other income (expense), net for the three months ended September 30, 2005 also included equity in earnings of affiliates of $0.7 million.
      Income Tax Provision. Our consolidated effective income tax rate for continuing operations for the three months ended September 30, 2005 was 25.2% as compared to 767.5% for the three months ended September 30, 2004. The unusually high rate in the 2004 period was principally due to debt refinancing charges that reduced income without a proportional reduction in income taxes. We recorded the entire amount of the debt refinancing charges and the related tax benefit in the third quarter of 2004. The rate was also impacted by higher expected taxable income in the 2004 period in countries in Latin America with high effective tax rates and lower net income in foreign jurisdictions with low or zero effective tax rates and with deemed profit regimes. The effective tax rate for the three months ended September 30, 2005 was favorably impacted by the gain on sale of certain assets in low income tax jurisdictions during the period.
      The Financial Accounting Standards Board’s Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted in October 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Management expects to complete its evaluation in connection with the preparation of our consolidated financial statements for the year ended December 31, 2005. The income tax effects cannot reasonably be estimated at this time, and therefore we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.
      Minority Interest. Minority interest for the three months ended September 30, 2005 increased $2.1 million, or 42.1%, as compared to the three months ended September 30, 2004. The increase was principally due to mark-to-market adjustments on interest rate swap and cap agreements, partially offset by lower income from our Angolan joint venture due to the reduced number of rigs working under the joint venture.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
      Revenues. Revenues for the nine months ended September 30, 2005 increased $218.2 million, or 17.3%, to $1,482.3 million as compared to the nine months ended September 30, 2004. Revenues increased for all segments as demand for drilling and related services continued to increase. Our U.S. Gulf of Mexico segment experienced significant increases in revenue due to higher revenue from managed rigs and improved dayrates and utilization. Revenues from our Latin America Land segment increased due to stronger demand and higher utilization and pricing. Increased activity in our E&P Services segment also contributed to higher revenues. Eastern Hemisphere increased revenues as asset sales and downtime for upgrades and special periodic surveys were offset by increased utilization on the semisubmersible fleet and higher revenues from the managed platform rigs. Revenues from the Western Hemisphere segment increased primarily due to its management services.
      Operating Costs. Operating costs for the nine months ended September 30, 2005 increased $173.8 million, or 20.8%, to $1,009.7 million as compared to the nine months ended September 30, 2004. Operating costs for our Eastern Hemisphere segment increased due principally to the increased utilization of the semisubmersible fleet, including the Pride Venezuela, and increased costs from the managed platform rigs. Operating costs for our Western Hemisphere segment increased due principally to our managed rigs, including the Pride Rio de Janeiro and the Pride Portland. Operating costs for our U.S. Gulf of Mexico segment increased due principally to our managed rigs. Additionally, operating costs increased due to increased utilization in our Latin America Land segment driven by stronger demand, and increased activity in our E&P Services segment. Operating costs as a percentage of revenues were 68.1% and 66.1% for the nine-month periods ended September 30, 2005 and 2004, respectively. The increase in operating costs as a percentage of revenues was due principally to an increase in the amount of operations performed on managed rigs.
      Depreciation and Amortization. Depreciation expense for the nine months ended September 30, 2005 decreased $5.3 million, or 2.7%, to $193.7 million as compared to nine months ended September 30, 2004 due principally to the sales of rigs during the fourth quarter of 2004 and the first nine months of 2005, and the impairment charges of $24.9 million recognized during the fourth quarter of 2004.
      General and Administrative. General and administrative expenses for the nine months ended September 30, 2005 increased $17.2 million, or 32.6%, to $70.1 million as compared to the nine months ended September 30, 2004, due to charges of approximately $10.8 million related to severance in connection with the termination of the employment of various key employees and the retirement of a director, increased audit and professional fees due to Sarbanes-Oxley Act compliance and other projects, and increased compensation costs due to increased staffing.
      Other Income (Expense). Other expense for the nine months ended September 30, 2005 decreased by $48.5 million, or 43.8%, as compared to the nine months ended September 30, 2004. Interest expense decreased by $12.3 million due principally to the reduction of debt and in the weighted average interest rate of our debt as a result of debt refinancings. The 2005 period included charges of $3.6 million to write-off deferred finance costs as a result of prepayments of the senior secured term loan. The 2004 period included $30.8 million of refinancing charges associated with the retirement of debt obligations. Other income (expense), net for the nine months ended September 30, 2005 and 2004 consisted principally of mark-to-market adjustments on interest rate swap and cap agreements of a gain of $3.0 million and a loss of $1.3 million, respectively, foreign exchange gains of $0.1 million and $0.2 million, respectively, and equity in earnings of affiliates of $1.1 million and $0.2 million, respectively.
      Income Tax Provision. Our consolidated effective tax rate for continuing operations for the nine months ended September 30, 2005 was 40.9%, as compared to 61.8% for the nine months ended September 30, 2004. The difference in the rate was due to the same factors discussed above for the three months ended September 30, 2004.
      Minority Interest. Minority interest for the nine months ended September 30, 2005 decreased $2.3 million, or 12.4%, as compared to the nine months ended September 30, 2004. The decrease was principally due to lower income from our drillship joint venture resulting from the Pride Angola being out of service for approximately 45 days during the second quarter of 2005 undergoing its five-year special periodic survey; increased interest expense on the joint venture’s debt, which was increased and refinanced in April 2004; and mark-to-market adjustments on interest rate swap and cap agreements.
Liquidity and Capital Resources
      At September 30, 2005, we had cash and cash equivalents of $57.0 million and borrowing availability under our senior secured revolving credit facility of $429.7 million. As of September 30, 2005 and

December 31, 2004, we had working capital of $216.6 million and $130.5 million, respectively. The increase in working capital was due principally to an increase in accounts receivable due to increased activity.
      During March and April 2005, holders of our 2 1/2% convertible senior notes due 2007 converted substantially all of the $300.0 million outstanding principal amount of the notes into approximately 18.2 million shares of our common stock. We redeemed the remaining $31,000 principal amount of notes on April 25, 2005. In September 2005, we repaid the remaining balance of our senior secured term loan. We were able to reduce the total of our long-term debt and lease obligations and short-term borrowings by $550.7 million from December 31, 2004 to September 30, 2005 as a result of the conversion of the notes and the repayment of debt with cash flow from operations and proceeds from asset sales and stock option exercises.
     Credit Facility
      We currently have a $500.0 million senior secured revolving credit facility with a group of banks maturing in July 2009. Borrowings under the facility are available for general corporate purposes. We may obtain up to $100.0 million of letters of credit under the revolving credit facility. As of September 30, 2005, there were $60.0 million of borrowings and $10.3 million of letters of credit outstanding under the revolving credit facility. Amounts drawn under the facility bear interest at variable rates based on LIBOR plus a margin or prime rate plus a margin. The interest rate margin varies based on our leverage ratio. As of September 30, 2005, the interest rate on the revolving credit facility was approximately 6.2%, and availability was approximately $429.7 million. In November 2005, we amended the revolving credit agreement to provide (1) the release of certain rigs as collateral and (2) the allowance for a reduction in the applicable LIBOR margins for borrowings under the facility and a reduction in the letter of credit and commitment fees in the event we achieve specified lower leverage ratios.
      The revolving credit facility is secured by first priority liens on certain of the existing and future rigs, accounts receivable, inventory and related insurance of our subsidiary Pride Offshore, Inc. (the borrower under the facility) and its subsidiaries, all of the equity of Pride Offshore and Pride Offshore’s domestic subsidiaries and 65% of the stock of certain of our foreign subsidiaries. We and certain of our domestic subsidiaries have guaranteed the obligations of Pride Offshore under the credit facility. The credit facility contains a number of covenants restricting, among other things, redemption and repurchase of our indebtedness; distributions, dividends and repurchases of capital stock and other equity interests; acquisitions and investments; asset sales; capital expenditures; indebtedness; liens and affiliate transactions. The senior secured credit facilities also contain customary events of default, including with respect to a change of control. We have obtained a waiver from the lenders under the facility related to, among other things, the late-filing of this quarterly report and our past provision of financial statements requiring restatement for the matters related to interest rate swap and cap agreements described above.
     Asset Sales
      We consider from time to time opportunities to dispose of certain assets or groups of assets when we believe the capital could be more effectively deployed to reduce debt or for other purposes. In this regard, we are pursuing options for the disposition of our Latin America Land and E&P Services operations, which may include capital markets alternatives. During the first quarter of 2005, one of our foreign subsidiaries sold a jackup rig, the Pride Ohio, and received $40.0 million cash. We completed the sale of the Piranha in April 2005 and the sale of the Ile de Sein in July 2005 for total proceeds of $49.5 million. Proceeds from these transactions were used to repay debt.
      We completed the sale of three of our Eastern Hemisphere land rigs for total proceeds of $23.0 million in the third quarter of 2005 and the sale of a fourth land rig included in the sale agreement for $2.5 million in the fourth quarter of 2005. We also completed the sale of a land rig in Brazil for total proceeds of $3.0 million in the fourth quarter of 2005 and the sale of a land rig in Ecuador for total proceeds of $4.6 million in the first quarter of 2006.

     Capital Expenditures
      Additions to property and equipment during the nine months ended September 30, 2005 totaled $123.4 million and primarily related to replacement equipment, upgrades and refurbishments. We expect capital expenditures for 2005 to total approximately $175 million.
     Acquisition of Joint Venture Interests
      In December 2005, we completed the acquisition of an additional 40% interest in our joint venture companies that manage our Angolan operations from our partner Sonangol, the national oil company of Angola, increasing our ownership interest from 51% to 91%. The principal assets of the joint venture companies include the two ultra-deepwater drillships Pride Africa and Pride Angola, the jackup rig Pride Cabinda and management agreements for the deepwater platform rigs Kizomba A and Kizomba B. The consideration we paid was $175.2 million in cash, consisting of $170.7 million for the additional ownership interest and $4.5 million for termination of certain agreements between certain joint venture companies and other parties. We funded the purchase price with borrowings of $175.2 million under our senior secured revolving credit facility.
     Contractual Obligations
      As of September 30, 2005, we had approximately $4.0 billion in total assets and $1.1 billion of long-term debt and lease obligations. Although we do not expect that our level of total indebtedness will have a material adverse impact on our financial position, results of operations or liquidity in future periods, it may limit our flexibility in certain areas. Please read “Business — Risk Factors — Our significant debt levels and debt agreement restrictions may limit our liquidity and flexibility in obtaining additional financing and in pursuing other business opportunities” in Item 1 of our annual report on Form 10-K for the year ended December 31, 2004.
      For additional information about our contractual obligations as of December 31, 2004, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations” in Item 7 of our annual report on Form 10-K for the year ended December 31, 2004, as amended. Except with respect to the conversion and redemption of all outstanding 2 1/2% convertible senior notes due 2007 and repayment of our term loan described above, there have been no material changes to such disclosure regarding our contractual obligations made in the annual report.
     Investment in Joint Venture
      We have a 30.0% equity interest in a joint venture company that owns two dynamically-positioned, deepwater semisubmersible drilling rigs, the Pride Portland and the Pride Rio de Janeiro. Each of the Pride Rio de Janeiro and the Pride Portland began working under its five-year contract described below during the fourth quarter of 2005.
      The joint venture company has financed the cost of construction of these rigs through equity contributions and fixed rate notes, with repayment of the notes guaranteed by the United States Maritime Administration (“MARAD”). The notes are non-recourse to any of the joint venture owners. We had previously provided (1) a $25.0 million letter of credit to secure principal and interest payments due under the notes, the payment of costs of removing or contesting liens on the rigs and the payment of debt of the joint venture company to MARAD in the event MARAD’s guarantee is drawn, (2) a guarantee of any cash in excess of the amounts made available under the notes that may be required to get the rigs through the trial stage and obtain their class certificates and (3) a guarantee of the direct costs of the voyage of each rig from any foreign jurisdiction in which it is located to a U.S. Gulf port nominated by MARAD in the event of a default prior to the rig obtaining a charter of at least three years in form and substance satisfactory to MARAD and at a rate sufficient to pay operating costs and debt service. The letter of credit expired in May 2005. We have no further obligation to provide a letter of credit, and the completion guarantee and the guarantee of the direct costs of the return voyage were released during the fourth quarter of 2005.

      We have entered into five-year contracts for each of the Pride Rio de Janeiro and the Pride Portland to operate in Brazil for Petrobras. The Pride Rio de Janeiro began working under its contract in mid-November 2005 following completion of a one-well contract for another customer. The Pride Portland began working under its contract in late October 2005. We have entered into lease agreements with the joint venture company to obtain use of the Pride Rio de Janeiro and the Pride Portland for the Petrobras contracts. These lease agreements require all revenues from the operations of the rigs, less operating costs and a management fee of $5,000 per day per rig, to be paid to the joint venture in the form of lease payments. In addition, the agreements require the joint venture to provide us with working capital necessary to operate the rigs, to fund capital improvements to the rigs and to fund any cash deficits incurred. During the nine months ended September 30, 2005, we incurred lease expense of approximately $9.8 million for the Pride Rio de Janeiro. In addition, during the nine months ended September 30, 2005 and 2004, we recognized revenues from the joint venture of approximately $14.7 million and $7.7 million, respectively, for managing the rigs, which approximated the costs we incurred to provide such management.
      In the event that the joint venture company does not generate sufficient funds from operations to finance its costs and its debt service obligations, the joint venture partners would, if they choose to maintain the joint venture, need to advance further funds to the joint venture company since the joint venture company would have no alternative source of funds to allow it to make such payments. Principal and interest payments totaling approximately $45.1 million are due in 2005, of which $33.2 million was paid during the nine months ended September 30, 2005. We advanced the joint venture company approximately $14.7 million during the nine months ended September 30, 2005 for our share of operating costs and debt service payments.
      If the joint venture company failed to cover its debt service requirements or otherwise breached the MARAD financing documents in certain respects, a default would occur under the fixed rate notes guaranteed by MARAD. MARAD would then be entitled to foreclose on the mortgages related to the Pride Portland and the Pride Rio de Janeiro and take possession of the two rigs. In this event, the rigs may not be available for us to perform our obligations under the Petrobras contracts. As of September 30, 2005, our investment in the joint venture was approximately $61.8 million, including capitalized interest of $9.0 million.
     Other Sources and Uses of Cash
      As of September 30, 2005, we had $9.9 million of restricted cash consisting of funds held in trust in connection with our drillship loan facility. We believe that the cash and cash equivalents on hand, together with the cash generated from our operations and borrowings under our credit facilities, will be adequate to fund normal ongoing capital expenditures, working capital and debt service requirements for the foreseeable future.
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
      In addition, we may review from time to time possible expansion and acquisition opportunities relating to our business segments, which may include the construction of rigs for our fleet. While we have no definitive agreements to acquire or construct additional equipment, suitable opportunities may arise in the future. Any determination to construct additional rigs for our fleet will be based on market conditions and opportunities existing at the time, including the availability of long-term contracts with sufficient dayrates for the rigs and the relative costs of building new rigs with advanced capabilities versus the costs of retrofitting or converting existing rigs to provide similar capabilities. The timing, size or success of any acquisition or construction effort and the associated potential capital commitments are unpredictable. We may fund all or part of any such efforts with proceeds from debt and/or equity issuances.
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
      In addition to the matters described in this “— Liquidity and Capital Resources” section, please read “— Segment Review” for additional matters that may have a material impact on our liquidity.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123R, “Share-Based Payment.” SFAS 123R requires that companies expense the value of employee stock options and similar awards and will be effective for our share-based awards that are granted, modified, or settled in cash beginning January 1, 2006. We will recognize compensation cost for the unamortized portion of outstanding and unvested share-based payment awards as of January 1, 2006 and previously measured under SFAS 123 and disclosed on a pro forma basis. The costs will be measured at fair value on the awards’ grant date based on the expected number of awards that are expected to vest. The compensation cost will be recognized as awards vest and will include the related tax effects. SFAS 123R provides for three transition methods, including two prospective methods and a retrospective method. We are in the process of determining the amount of the charge we will recognize for the cumulative effect of adopting SFAS 123R on January 1, 2006, which we expect to be material. Our consolidated results of operations and earnings per share will be reduced following adoption of SFAS 123R as a result of recognizing expense for the value of awards under our employee stock option plans.
Forward-Looking Statements
      This quarterly report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included in this quarterly report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

•	market conditions, expansion and other development trends in the contract drilling industry;

•	our ability to enter into new contracts for our rigs and future utilization rates and contract rates for rigs;

•	future capital expenditures and investments in the construction, acquisition, refurbishment and repair of rigs (including the amount and nature thereof and the timing of completion thereof);

•	estimates of warranty claims and cash flows with respect to our lump-sum rig construction projects;

•	future asset sales;

•	repayment of debt;

•	utilization of net operating loss carryforwards;

•	business strategies;

•	expansion and growth of operations;

•	future exposure to currency devaluations or exchange rate fluctuations;

•	expected outcomes of legal and administrative proceedings and their expected effects on our financial position, results of operations and cash flows;

•	future operating results and financial condition; and

•	the effectiveness of our disclosure controls and procedures and internal control over financial reporting.
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
      We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer (who currently serves as both our principal executive officer and our principal financial officer), of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. In the course of the evaluation, management considered the material weakness in our internal control over financial reporting and other internal control matters discussed below. Based upon that evaluation, our President and Chief Executive Officer concluded that, as a result of the material weakness discussed below, our disclosure controls and procedures were not effective, as of September 30, 2005, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Notwithstanding the existence of the material weakness described below, management has concluded that the financial statements included in this quarterly report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
      In connection with the preparation of our annual report on Form 10-K for the year ended December 31, 2004, management assessed the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2004 as more fully described in Item 9A of our annual report. Based on that assessment, management identified a material weakness in our internal controls. We did not maintain effective controls over the communication among operating, functional and accounting departments of financial and other business information that is important to the period-end financial reporting process, including the specifics of non-routine and non-systematic transactions. Contributing factors included the large number of manual processes utilized during the period-end financial reporting process and an insufficient number of accounting and finance personnel to, in a timely manner, (1) implement extensive structural and procedural system and process initiatives during 2004, (2) perform the necessary manual processes and (3) analyze non-routine and non-systematic transactions. The material weakness resulted in errors that have required the restatement on two separate occasions of our consolidated financial statements for prior periods. In connection with the restatements, we have filed amendments to our 2004 quarterly reports on Form 10-Q and are filing amendments to our 2004 annual report on Form 10-K and our 2005 quarterly reports on Form 10-Q. In addition, as a result of the material weakness, our President and Chief Executive Officer has concluded that (1) our disclosure controls and procedures were not effective, as of December 31, 2004, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) we did not maintain effective internal control over financial reporting as of December 31, 2004 based on criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.
      As more fully described in our 2004 annual report and in our quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2005 and June 30, 2005, we made significant changes in our internal control over financial reporting in 2004 and in 2005 through the date of those reports, and we continue to spend a significant amount of time and effort to improve our control environment. Although the actions described below that we have taken have significantly improved our internal control environment and substantially increased the likelihood of our identifying the non-routine and non-systematic transactions that caused the restatements indicated above, many of our initiatives to improve our internal controls were being further refined and enhanced as of September 30, 2005. In addition, we are currently assessing and testing the internal control initiatives implemented to determine whether they are operating as intended. As a result, they were not considered fully effective in remediating the material weakness as of September 30, 2005. The actions we have taken include, among others:

•	enhanced our corporate accounting, tax, internal audit and treasury functions by creating and filling several new positions;

•	developed the corporate human resource function that began in 2004 by hiring a Senior Vice President — Human Resources;

•	commenced and completed a strategic assessment of our information technology environment to determine the key control improvement areas that require remediation and enhancements;

•	further developed our financial management reporting systems to improve our financial analysis function;

•	created and filled a legal and ethical compliance function under the supervision of our Senior Vice President, General Counsel and Secretary; and

•	developed an online training program to provide instruction in our Code of Business Conduct and Ethical Practices, Foreign Corrupt Practices Act compliance, antitrust guidelines and other key policies.
      We also have implemented several process changes that have continued to improve our regular communications channels, including, among others:

•	established a management executive committee and formally scheduled regular meetings to discuss company-wide activities, strategy, plans and risks to our company;

•	increased the level of communications between members of our senior management and members of our board of directors to discuss key activities, plans, current risks and key accounting and internal control matters;

•	implemented formally scheduled regular meetings of corporate officers, division vice presidents, division finance managers and other key managers to discuss financial and operating results and forecasts, business development activities, business plans and strategy and safety matters of each division;

•	streamlined and automated the regular period-end financial and internal control certifications by country and finance managers and corporate managers that include, among others, specific descriptions of non-routine and non-systematic transactions and events;

•	implemented regular conference calls among our division finance managers, country finance managers and corporate accounting staff to review current transactions and events described in the periodic financial and internal control certifications; and

•	implemented a formalized corporate current transactions and events review process to identify and resolve items that may have a financial reporting impact.
      Except as described above and in our 2004 annual report and our 2005 first and second quarter quarterly reports, there were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      The information set forth in Note 9 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this quarterly report regarding the lawsuits filed by Paul A. Bragg is incorporated by reference in response to this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      The following table presents information regarding our purchases of shares of our common stock on a monthly basis during the third quarter of 2005. We did not have at any time during the quarters, and currently do not have, a share repurchase program in place.

					Total Number of	Maximum Number
					Shares Purchased	of Shares That May
	Total Number				as Part of Publicly	Yet Be Purchased
	of Shares		Average Price		Announced Plans	Under the Plans or
Period	Purchased		Paid per Share		or Programs	Programs

July 1 - 31, 2005	35,529	(1)	$24.09	(1)	N/A	N/A
August 1 - 31, 2005	—		—		N/A	N/A
September 1 - 30, 2005	—		—		N/A	N/A

Total	35,529		$24.09		N/A	N/A

(1)	Represents the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our stockholder-approved long-term incentive plan. The shares were surrendered in the third quarter of 2005 in connection with the accelerated vesting of restricted stock related to the termination of certain key employees in prior periods. The average price per share is based on the market price of our common stock as of the date of the applicable termination.

Item 6.	Exhibits*

10.1	First Amendment dated May 10, 2005 to Credit Agreement dated July 7, 2004 by and among Pride Offshore, Inc., the guarantors named therein, the lenders party thereto, Calyon New York Branch and Natexis Banques Populaires, as issuing banks, Citicorp North America, Inc., as administrative agent, and Citibank, N.A., as collateral agent.
10.2	Second Amendment dated November 17, 2005 to Credit Agreement dated July 7, 2004 by and among Pride Offshore, Inc., the guarantors named therein, the lenders party thereto, Calyon New York Branch and Natexis Banques Populaires, as issuing banks, Citicorp North America, Inc., as administrative agent, and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K dated November 17, 2005, File No. 1-13289).
12	Computation of Ratio of Earnings to Fixed Charges.
31	Certification of the Principal Executive and Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Principal Executive and Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Pride and its subsidiaries are parties to several debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIDE INTERNATIONAL, INC.

By:	/s/ Douglas G. Smith

Douglas G. Smith
Vice President and Chief Accounting Officer
Date: January 24, 2006

INDEX TO EXHIBITS

10.1	First Amendment dated May 10, 2005 to Credit Agreement dated July 7, 2004 by and among Pride Offshore, Inc., the guarantors named therein, the lenders party thereto, Calyon New York Branch and Natexis Banques Populaires, as issuing banks, Citicorp North America, Inc., as administrative agent, and Citibank, N.A., as collateral agent.
10.2	Second Amendment dated November 17, 2005 to Credit Agreement dated July 7, 2004 by and among Pride Offshore, Inc., the guarantors named therein, the lenders party thereto, Calyon New York Branch and Natexis Banques Populaires, as issuing banks, Citicorp North America, Inc., as administrative agent, and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K dated November 17, 2005, File No. 1-13289).
12	Computation of Ratio of Earnings to Fixed Charges.
31	Certification of the Principal Executive and Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Principal Executive and Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.