Form 10-K
period 2005-12-31
PRIDE INTERNATIONAL INC
filed 2006-06-30
CIK 833081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☑      Accelerated filer  ☐     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2005, based on the closing price on the New York Stock Exchange on such date, was approximately $4.1 billion. (The current executive officers and directors of the registrant are considered affiliates for the purposes of this calculation.)

The number of shares of the registrant’s common stock outstanding on June 22, 2006 was 163,741,095.

PART I

ITEM 1.	BUSINESS

In this Annual Report on Form 10-K, “we,” the “Company” and “Pride” are references to Pride International, Inc. and its subsidiaries, unless the context clearly indicates otherwise. Pride International, Inc. is a Delaware corporation with its principal executive offices located at 5847 San Felipe, Suite 3300, Houston, Texas 77057. Pride’s telephone number at such address is (713) 789-1400.

We are a leading international provider of contract drilling and related services, operating both offshore and on land. As of June 1, 2006, we operated a global fleet of 278 rigs, including two ultra-deepwater drillships, 12 semisubmersible rigs, 28 jackup rigs, 18 tender-assisted, barge and platform rigs and 218 land-based drilling and workover rigs. Our operations are conducted in many of the most active oil and natural gas basins of the world, including South America, the Gulf of Mexico, the Mediterranean Sea, West Africa, the Middle East, Asia Pacific and the Caspian Sea. The significant diversity of our rig fleet and areas of operation enables us to provide a broad range of services and to take advantage of market upturns while reducing our exposure to sharp downturns in any particular market sector or geographic region.

We provide contract drilling services to oil and natural gas exploration and production companies through the use of mobile offshore and land-based drilling rigs in U.S. offshore, international offshore and international land markets. We provide the rigs and drilling crews and are responsible for the payment of operating and maintenance expenses. In addition, we also provide rig management services on a variety of rigs, consisting of technical drilling assistance, personnel, repair and maintenance services and drilling operation management services.

Segment Information

We operate through five principal reporting segments: Eastern Hemisphere, which comprises our offshore and land-based drilling activity in Europe, Africa, the Middle East, Southeast Asia and the Caspian Sea; Western Hemisphere, which comprises our offshore drilling activity in Latin America, currently Brazil, Mexico and Venezuela; U.S. Gulf of Mexico, which comprises our U.S. offshore platform and jackup rig fleets; Latin America Land, which comprises our land drilling and workover activity currently in Argentina, Bolivia, Colombia, Mexico and Venezuela; and E&P Services, which comprises our services to exploration and production companies in Latin America.

We incorporate by reference in response to this item the segment information for the last three years set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Review” in Item 7 of this annual report and the information for the last three fiscal years with respect to revenues, earnings from operations, total assets, capital expenditures and depreciation and amortization attributable to our segments and revenues and long-lived assets by geographic areas of operations in Note 11 of our Notes to Consolidated Financial Statements included in Item 8 of this annual report. We also incorporate by reference in response to this item the information with respect to acquisitions and dispositions of assets set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 and in Notes 3 and 4 of our Notes to Consolidated Financial Statements included in Item 8 of this annual report.

Rig Fleet

Offshore Rigs

The table below presents information about our offshore rig fleet as of June 1, 2006:

			Water	Drilling
			Depth	Depth
		Built/	Rating	Rating
Rig Name	Rig Type/Design	Upgraded	(In feet)	(In feet)	Location	Status

Drillships — 2
Pride Africa(1)	Gusto 10,000	1999	10,000	30,000	Angola	Working
Pride Angola(1)	Gusto 10,000	1999	10,000	30,000	Angola	Working
Semisubmersible Rigs — 12
Pride Brazil	Amethyst	2001	5,000	25,000	Brazil	Working
Pride Carlos Walter	Amethyst	2000	5,000	25,000	Brazil	Working
Pride North America	Bingo 8000	1999	7,500	25,000	Egypt	Working
Pride North Sea(2)	Aker H-3	1975/2001	1,000	25,000	Libya	Working
Pride Portland(3)	Amethyst	2004	5,600	25,000	Brazil	Working
Pride Rio de Janeiro(3)	Amethyst	2004	5,600	25,000	Brazil	Working
Pride South America	Amethyst	1987/1996	4,000	20,000	Brazil	Working
Pride South Atlantic	F&G Enhanced Pacesetter	1982	1,500	25,000	Brazil	Contracted
Pride South Pacific	Blohm & Voss	1974/1999	6,500	25,000	Angola	Working
Pride South Seas	Aker H-3	1977/1997	1,000	20,000	S Africa	Working
Pride Venezuela	F&G Enhanced Pacesetter	1982/2001	1,500	25,000	Mediterranean	Contracted
Pride Mexico	Neptune Pentagon	1973/1995	2,625	22,000	Mexico	Working
Jackup Rigs — 28
Pride Cabinda(1)	Independent leg, cantilever	1983	300	25,000	Angola	Working
Pride Hawaii	Independent leg, cantilever	1975/1997	300	30,000	Malaysia	Working
Pride Montana	Independent leg, cantilever	1980/2001	270	20,000	Saudi Arabia	Working
Pride North Dakota	Independent leg, cantilever	1981/2002	250	30,000	Saudi Arabia	Working
Pride Pennsylvania	Independent leg, cantilever	1973/1998	300	20,000	India	Working
Pride Alabama	Mat-supported, cantilever	1982	200	25,000	Mexico	Working
Pride Arkansas	Mat-supported, cantilever	1982	200	25,000	Mexico	Working
Pride California	Mat-supported, slot	1997/2002	250	20,000	Mexico	Working
Pride Colorado	Mat-supported, cantilever	1982	200	25,000	Mexico	Working
Pride Louisiana	Mat-supported, slot	1981/2002	250	25,000	Mexico	Working
Pride Nebraska	Mat-supported, cantilever	1981/2002	200	20,000	Mexico	Working
Pride Nevada	Mat-supported, cantilever	1981/2002	200	20,000	Mexico	Working
Pride South Carolina	Mat-supported, cantilever	1980/2002	200	20,000	Mexico	Working
Pride Tennessee	Independent leg, cantilever	1981	300	25,000	USA	Shipyard
Pride Texas	Mat-supported, cantilever	1999	300	20,000	Mexico	Working
Pride Wisconsin	Independent leg, slot	1976/2002	300	30,000	Mexico	Working
Pride Alaska	Mat-supported, cantilever	1982/2002	250	25,000	USA	Working
Pride Arizona	Mat-supported, slot	1981/1996	250	25,000	USA	Working
Pride Florida	Mat-supported, cantilever	1981	200	20,000	USA	Working
Pride Georgia	Mat-supported, slot	1981/1995	250	20,000	USA	Working
Pride Kansas	Mat-supported, cantilever	1999	250	25,000	USA	Working
Pride Michigan	Mat-supported, slot	1975/2002	250	25,000	USA	Working
Pride Mississippi	Mat-supported, cantilever	1981/2002	200	25,000	USA	Working
Pride Missouri	Mat-supported, cantilever	1981	250	20,000	USA	Working

			Water	Drilling
			Depth	Depth
		Built/	Rating	Rating
Rig Name	Rig Type/Design	Upgraded	(In feet)	(In feet)	Location	Status

Pride New Mexico	Mat-supported, cantilever	1982	200	25,000	USA	Working
Pride Oklahoma	Mat-supported, slot	1996/2002	250	20,000	USA	Shipyard
Pride Utah	Mat-supported, cantilever	1978/2002	80	16,000	USA	Working
Pride Wyoming	Mat-supported, slot	1976	250	25,000	USA	Working
Tender-Assisted Rigs — 3
Pride Ivory Coast(4)	Self-erecting barge	1981/1997	450	16,000	Ivory Coast	Working
Barracuda	Self-erecting barge	1982	330	20,000	Congo	Working
Alligator	Self-erecting barge	1982/2004	330	20,000	Angola	Working
Barge Rigs — 3
Bintang Kalimantan	Swamp barge	1983	N/A	16,000	Cameroon	Available
Pride I(5)	Floating cantilever	1994	150	20,000	Venezuela	Working
Pride II(5)	Floating cantilever	1994	150	20,000	Venezuela	Working
Platform Rigs — 12
Rig 1501E	Heavy electrical	1996	N/A	25,000	USA	Working
Rig 1502E	Heavy electrical	1998	N/A	25,000	USA	Working
Rig 1503E	Heavy electrical	1997/2003	N/A	20,000	USA	Shipyard
Rig 1002E	Heavy electrical	1996	N/A	20,000	Mexico	Working
Rig 1003E	Heavy electrical	1996	N/A	20,000	Mexico	Working
Rig 1005E	Heavy electrical	1998	N/A	20,000	Mexico	Working
Rig 1006E	Heavy electrical	2001	N/A	20,000	USA	Available
Rig 650E	Intermediate electrical	1994	N/A	15,000	USA	Available
Rig 651E	Intermediate electrical	1995	N/A	15,000	USA	Working
Rig 653E	Intermediate electrical	1995	N/A	15,000	USA	Available
Rig 210	Intermediate mechanical	1996	N/A	15,000	USA	Available
Rig 14	Light mechanical	1994	N/A	10,000	USA	Working
Managed Rigs — 7(6)(7)
Semisubmersible Rig
Thunder Horse	Ultra-heavy electrical	2004	N/A	30,000	USA	Working
Platform Rigs
Kizomba A	Ultra-heavy electrical	2003	N/A	30,000	Angola	Working
Kizomba B	Ultra-heavy electrical	2004	N/A	30,000	Angola	Working
Holstein	Ultra-heavy electrical	2004	N/A	30,000	USA	Working
Mad Dog	Ultra-heavy electrical	2004	N/A	30,000	USA	Working

(1)	Owned by a joint venture in which we have a 91% interest; managed by Pride.

(2)	Also known as the Sea Explorer.

(3)	Owned by a joint venture in which we have a 30% interest; managed by Pride.

(4)	Also known as the Al Baraka I.

(5)	Petróleos de Venezuela, S.A. has an option to purchase the rig upon the occurrence of certain events for a purchase price that will be not more than $16 million nor less than $8 million as determined by an independent appraiser.

(6)	Managed by us, but owned by others.

(7)	The wells being drilled by the GP19 and GP20, jackup rigs we formerly managed, have been completed and both rigs are being prepared for final delivery to the owner of the rigs.

Drillships.  The Pride Africa and Pride Angola are ultra-deepwater, self-propelled drillships that can be positioned over a drill site through the use of a computer-controlled thruster (dynamic positioning) system. Drillships are suitable for deepwater drilling in remote locations because of their mobility and large load-carrying capacity. Generally, these drillships operate with crews of 75 to 100 persons.

Semisubmersible Rigs.  Our semisubmersible rigs are floating platforms that, by means of a water ballasting system, can be submerged to a predetermined depth so that a substantial portion of the lower hulls, or pontoons, is below the water surface during drilling operations. The rig is “semisubmerged,” remaining afloat in a position, off the sea bottom, where the lower hull is about 60 to 80 feet below the water line and the upper deck protrudes well above the surface. This type of rig maintains its position over the well through the use of either an anchoring system or a computer-controlled thruster system similar to that used by our drillships. Semisubmersible rigs generally operate with crews of 60 to 75 persons.

Jackup Rigs.  The jackup rigs we operate are mobile, self-elevating drilling platforms equipped with legs that are lowered to the ocean floor until a foundation is established to support the drilling platform. The rig legs may have a lower hull or mat attached to the bottom to provide a more stable foundation in soft bottom areas. Independent leg rigs are better suited for harsher drilling conditions or uneven seabed conditions. Jackup rigs are generally subject to a maximum water depth of approximately 200 to 300 feet; some jackup rigs of our competitors may drill in water depths exceeding 400 feet. The length of the rig’s legs and the operating environment determine the water depth limit of a particular rig. A cantilever jackup rig has a feature that allows the drilling platform to be extended out from the hull, enabling the rig to perform drilling or workover operations over a pre-existing platform or structure. Slot-type jackup rigs are configured for drilling operations to take place through a slot in the hull. Slot-type rigs are usually used for exploratory drilling because their configuration makes them difficult to position over existing platforms or structures. Jackups generally operate with crews of 15 to 40 persons.

Tender-Assisted Rigs.  Our tender-assisted rigs are generally non-self-propelled barges moored alongside a platform and containing crew quarters, mud tanks, mud pumps and power generation systems. The only equipment transferred to the platform for drilling or workover operations is the derrick equipment set consisting of the substructure, drillfloor, derrick and drawworks. As a result, tender-assisted rigs allow smaller, less costly platforms to be used for development projects. Self-erecting tenders carry their own derrick equipment and have a crane capable of erecting the derrick on the platform, thereby eliminating the cost associated with a separate derrick barge and related equipment. Tender-assisted rigs generally operate with crews of 15 to 25 persons.

Barge Rigs.  We operate two lake barge rigs on Lake Maracaibo, Venezuela. These lake barges are designed to work in a floating mode with a cantilever feature and a mooring system that enables the rig to operate in waters up to 150 feet deep. In Nigeria, we operate a swamp barge rig. Swamp barge rigs generally operate in marshy areas or in water depths of less than 25 feet. This rig is held on location by submerging the hull onto the sea floor before commencement of work. Barge rigs generally operate with crews of 15 to 25 persons.

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

Managed Rigs.  We perform rig management services on a variety of rigs owned by others, consisting of providing technical drilling assistance, personnel, repair and maintenance services, and drilling operation management services.

Land-based Rigs

The table below presents information about our land-based rig fleet as of June 1, 2006:

	Drilling	Workover	Total

Latin America
Argentina	47	102	149
Venezuela	8	25	33
Colombia	12	7	19
Bolivia	4	2	6
Mexico	—	1	1

Total Latin America	71	137	208
Other International
Chad	3	2	5
Russia/Kazakhstan	3	—	3
Other	2	—	2

Total Other International	8	2	10

Total	79	139	218

A land-based drilling rig consists of engines, drawworks, a mast, substructure, pumps to circulate the drilling fluid, blowout preventers, drill string and related equipment. The intended well depth and the drilling site conditions are the principal factors that determine the size and type of rig most suitable for a particular drilling job. Our land-based fleet also includes a class of rigs known as workover rigs that are designed to perform maintenance and repair or modification to existing wells, which are referred to as workovers. Maintenance and repair services are required on producing oil and natural gas wells to ensure efficient, continuous operation. These services consist of mechanical repairs necessary to maintain or improve production from the well, such as repairing parted sucker rods, replacing defective downhole pumps in an oil well or replacing defective tubing in a natural gas well. Workover services include the opening of new producing zones in an existing well, recompletion of a well in which production has declined, drilling out plugs and packers and the conversion of a producing well to an injection well during enhanced recovery operations. All of our land-based rigs can be readily moved between well sites and between geographic areas of operations. Most of our land-based drilling and land-based workover/well service rigs operate under short-term or well-to-well contracts.

Customers

We provide contract drilling and related services to a customer base that includes large multinational oil and natural gas companies, government-owned oil and natural gas companies and independent oil and natural gas producers. For the year ended December 31, 2005, we had two customers, Petroleo Brasilerio S.A. (“Petrobras”) and Petroleos Mexicanos S.A. (“Pemex”), that accounted for 14.4% and 10.7% of our consolidated revenues, respectively. The loss of either of these significant customers could, in the near term, have a material adverse effect on our results of operations. No other customer accounted for 10% or more of our 2005 consolidated revenues.

Drilling Contracts

Our drilling contracts are awarded through competitive bidding or on a negotiated basis. The contract terms and rates vary depending on competitive conditions, the geographical area, the geological formation to be drilled, the equipment and services to be supplied, the on site drilling conditions and the anticipated duration of the work to be performed.

Oil and natural gas well drilling contracts are carried out on a dayrate, footage or turnkey basis. Under dayrate contracts, we charge the customer a fixed amount per day regardless of the number of days needed to drill the well. In addition, dayrate contracts usually provide for a reduced dayrate (or lump sum amount) for mobilizing the rig to the well location or when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather conditions or other conditions beyond our control. Substantially all of our contracts with major customers are on a dayrate basis. A dayrate drilling contract generally covers either the drilling of a single well or group of wells or has a stated term. These contracts may generally be terminated by the customer in the event the drilling unit is destroyed or lost or if drilling operations are suspended for a period of time as a result of a breakdown of equipment or, in some cases, due to other events beyond the control of either party. In addition, drilling contracts with certain national oil companies are cancelable, without cause, upon little or no written notice and without penalty or early termination payments. In some instances, the dayrate contract term may be extended by the customer exercising options for the drilling of additional wells or for an additional length of time at fixed or mutually agreed terms, including dayrates.

Other contracts provide for payment on a footage basis, whereby we are paid a fixed amount for each foot drilled regardless of the time required or the problems encountered in drilling the well. We may also enter into turnkey contracts, whereby we agree to drill a well to a specific depth for a fixed price and to bear some of the well equipment costs. Compared with dayrate contracts, footage and turnkey contracts involve a higher degree of risk to us.

Our customers may have the right to terminate, or may seek to renegotiate, existing contracts if we experience downtime or operational problems above a contractual limit, if the rig is a total loss or in other specified circumstances. A customer is more likely to seek to cancel or renegotiate its contract during periods of depressed market conditions. We could be required to pay penalties if some of our contracts with national oil companies are canceled due to downtime or operational problems. Suspension of drilling contracts results in the reduction in or loss of dayrates for the period of the suspension. If our customers cancel some of our significant contracts and we are unable to secure new contracts on substantially similar terms, or if contracts are suspended for an extended period of time, it could adversely affect our consolidated financial statements.

Competition

The contract drilling industry is highly competitive. Demand for contract drilling and related services is influenced by a number of factors, including the current and expected prices of oil and natural gas and the expenditures of oil and natural gas companies for exploration and development of oil and natural gas. In addition, demand for drilling services remains dependent on a variety of political and economic factors beyond our control, including worldwide demand for oil and natural gas, the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing, the level of production of non-OPEC countries and the policies of the various governments regarding exploration and development of their oil and natural gas reserves.

Drilling contracts are generally awarded on a competitive bid or negotiated basis. Price is often the primary factor in determining which contractor among those with suitable rigs is awarded a job. Rig availability and each contractor’s safety performance record and reputation for quality also can be key factors in the determination. Operators also may consider crew experience, rig location and efficiency. We believe that the market for drilling contracts will continue to be highly competitive for the foreseeable future. Certain competitors may have greater financial resources than we do, which may better enable them to withstand periods of low utilization, compete more effectively on the basis of price, build new rigs or acquire existing rigs.

Our competition ranges from large international companies offering a wide range of drilling and other oilfield services to smaller, locally owned companies. We believe we are competitive in terms of safety, pricing, performance, equipment, availability of equipment to meet customer needs and availability of experienced, skilled personnel; however, industry-wide shortages of supplies, services, skilled personnel and equipment necessary to conduct our business can occur. Competition for offshore rigs is usually on a global basis, as these rigs are highly mobile and may be moved, at a cost that is sometimes substantial, from one region to another in response to demand. Competition for land rigs is generally on a regional basis.

Seasonality

One of our land rigs in Kazakhstan is operating on an artificial island in the Caspian Sea. Because winter ice conditions hinder access and resupply, the rig may be placed in a non-operating standby mode during winter months at a reduced dayrate. In addition, our rigs in the Gulf of Mexico are subject to severe weather during certain periods of the year, particularly hurricane season, which extends from June through November. Otherwise, our business activities are not significantly affected by seasonal fluctuations. Most of our rigs outside the Gulf of Mexico and Kazakhstan are located in geographical areas that are not subject to severe weather changes that would halt operations for prolonged periods.

Insurance

Our operations are subject to hazards inherent in the drilling of oil and natural gas wells, including blowouts and well fires, which could cause personal injury, suspend drilling operations, or seriously damage or destroy the equipment involved. Offshore drilling operations are also subject to hazards particular to marine operations including capsizing, grounding, collision and loss or damage from severe weather. We have insurance in place covering certain exposures, including physical damage to our drilling rigs and personal injury claims by our drilling crews. Our marine package policy provides coverage for damage to our rigs and loss of hire insurance for certain assets with higher dayrates. The policy has a $10.0 million per occurrence deductible. In addition, we maintain insurance coverage for cargo, control of well, auto liability, non-owned aviation and similar potential liabilities. Due to losses sustained by the offshore drilling industry as a result of the hurricanes in the Gulf of Mexico in 2004 and 2005, we will experience significantly increased costs for insurance coverage. In addition, underwriters have imposed an aggregate limit for damage due to named wind storms in the U.S. Gulf of Mexico.

Environmental and Other Regulatory Matters

Our operations include activities that are subject to numerous international, federal, state and local laws and regulations, including the U.S. Oil Pollution Act of 1990, the U.S. Outer Continental Shelf Lands Act, the Comprehensive Environmental Response, Compensation and Liability Act and the International Convention for the Prevention of Pollution from Ships, governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties or may result in injunctive relief for failure to comply. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly compliance could adversely affect our consolidated financial statements. While we believe that we are in substantial compliance with the current laws and regulations, there is no assurance that compliance can be maintained in the future. We do not presently anticipate that compliance with currently applicable environmental laws and regulations will have a material adverse effect on our consolidated financial statements during 2006.

Hurricanes Katrina and Rita caused damage to a number of rigs in the Gulf of Mexico fleet, and rigs that were moved off location by the storms may have done damage to platforms, pipelines, wellheads and other drilling rigs. In May 2006, the Minerals Management Service of the U.S. Department of the Interior (“MMS”) issued interim guidelines for jackup rig fitness requirements for the 2006 hurricane season, effectively imposing new requirements on the offshore oil and natural gas industry in an attempt to increase the likelihood of survival of jackup rigs and other offshore drilling units during a hurricane. The new MMS requirements could result in our jackup rigs operating in the U.S. Gulf of Mexico being required to operate with a higher air gap during hurricane season, effectively reducing the water depth in which they can operate. The guidelines also provide for enhanced information and data requirements from oil and natural gas companies operating properties in the U.S. Gulf of Mexico. In addition, the MMS may take other steps that could increase the cost of operations or reduce the area of operations for our jackup rigs, thus reducing their marketability. Implementation of new MMS guidelines or regulations may subject us to increased costs or limit the operational capabilities of our rigs and could materially and adversely affect our operations and financial condition.

Employees

As of December 31, 2005, we employed approximately 12,200 personnel and had approximately 1,400 contractors. Approximately 1,300 of our employees and contractors were located in the United States and 12,300 were located abroad. Hourly rig crews constitute the vast majority of our employees. None of our U.S. employees are represented by a collective bargaining agreement. Many of our international employees are subject to industry-wide labor contracts within their respective countries. We believe that our relations with our employees are good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these filings, are available free of charge through our internet website at www.prideinternational.com as soon as reasonably practicable after these reports have been electronically filed with, or furnished to, the Securities and Exchange Commission. These reports also are available at the SEC’s internet website at www.sec.gov. Information contained on or accessible from our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.

We have filed the required certifications of our chief executive officer and our chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1 and 31.2 to this annual report. In 2005, we submitted to the New York Stock Exchange the chief executive officer certification required by Section 303A.12(a) of the NYSE’s Listed Company Manual.

ITEM 1A.	RISK FACTORS

Failure to attract and retain skilled personnel could hurt our operations.

We require highly skilled personnel to operate and provide technical services and support for our business. Competition for the skilled and other labor required for our operations intensifies as the number of rigs activated or added to worldwide fleets or under construction increases. In periods of high utilization, such as the current period, we have found it more difficult to find and retain qualified individuals. We have experienced tightening in the relevant labor markets within the last year and have recently sustained the loss of experienced personnel to our customers and competitors. Our labor costs increased significantly in 2005, and this trend has continued in 2006. The shortages of qualified personnel or the inability to obtain and retain qualified personnel could negatively affect the quality and timeliness of our work. We are intensifying our recruitment and training programs in an effort to meet our anticipated personnel needs. These efforts may be unsuccessful, and competition for skilled personnel could materially impact our business by limiting our operations or further increase our costs.

A material or extended decline in expenditures by oil and natural gas companies due to a decline or volatility in oil and natural gas prices, a decrease in demand for oil and natural gas or other factors may reduce demand for our services and substantially reduce our profitability or result in our incurring losses.

The profitability of our operations depends upon conditions in the oil and natural gas industry and, specifically, the level of exploration and production activity by oil and natural gas companies. Oil and natural gas prices and market expectations regarding potential changes in these prices significantly affect this level of activity. However, higher commodity prices do not necessarily translate into increased drilling activity since our customers’ expectations of future commodity prices typically drive demand for our rigs. Oil and natural gas prices are volatile. Since mid-December 2005, natural gas prices have declined sharply. Commodity prices are directly influenced by many factors beyond our control, including:

•	the demand for oil and natural gas;

•	the cost of exploring for, producing and delivering oil and natural gas;

•	advances in exploration, development and production technology;

•	government regulations;

•	local and international political, economic and weather conditions;

•	the ability of OPEC to set and maintain production levels and prices;

•	the level of production by non-OPEC countries;

•	domestic and foreign tax policies;

•	the development and exploitation of alternative fuels;

•	the policies of various governments regarding exploration and development of their oil and natural gas reserves; and

•	the worldwide military and political environment and uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in the Middle East and other oil and natural gas producing regions.

Continued hostilities in the Middle East and the occurrence or threat of future terrorist attacks against the United States or other countries could cause a downturn in the economies of the United States and those other countries. A lower level of economic activity could result in a decline in energy consumption, which could cause our revenues and margins to decline and limit our future growth prospects. More specifically, these risks could lead to increased volatility in prices for oil and natural gas and could affect the markets for our drilling services. In addition, these risks could increase instability in the financial and insurance markets and make it more difficult for us to access capital and to obtain insurance coverages that we consider adequate or are otherwise required by our contracts.

Depending on the market prices of oil and natural gas, and even during periods of high commodity prices, companies exploring for oil and natural gas may cancel or curtail their drilling programs, or reduce their levels of capital expenditures for exploration and production for a variety of reasons, including their lack of success in exploration efforts. Such a reduction in demand may decrease daily rates and utilization of our rigs. Any significant decrease in daily rates or utilization of our rigs, particularly our high-specification drillships, semisubmersible rigs or jackup rigs, could materially reduce our revenues and profitability.

An oversupply of comparable or higher specification rigs in the markets in which we compete could depress the demand and contract prices for our rigs and materially reduce our revenues and profitability.

Demand and contract prices customers pay for our rigs also are affected by the total supply of comparable rigs available for service in the markets in which we compete. During prior periods of high utilization and dayrates, industry participants have increased the supply of rigs by ordering the construction of new units. This has often created an oversupply of drilling units and has caused a decline in utilization and dayrates when the rigs enter the market, sometimes for extended periods of time as rigs have been absorbed into the active fleet. Orders for construction of approximately 60 jackup rigs have been announced with delivery dates ranging from 2006 to 2009. All of these units are cantilevered units and are considered to be premium units. In the ultra-deepwater sector, there have been announcements of approximately 20 new high-specification semisubmersible rigs, approximately seven ultra-deepwater drillships and the upgrade of approximately four other semisubmersibles to ultra-deepwater units, with delivery forecast to occur from 2007 through 2010. A number of the contracts for units currently under construction provide for options for the construction of additional units, and we believe further new construction announcements are likely for all classes of rigs pursuant to the exercise of one or more of these options and otherwise. In addition, we expect that a number of our competitors’ jackups and mid-water depth semisubmersibles that are currently “cold-stacked” (i.e., minimally crewed with little or no scheduled maintenance being performed) will continue to reenter the market. The entry into service of newly constructed, upgraded or reactivated units will increase marketed supply and could curtail a further strengthening of dayrates, or reduce them, in the affected markets or result in a softening of the affected markets as rigs are absorbed into the active fleet. Any further increase in construction of new drilling units may exacerbate the negative impacts on utilization and dayrates. In addition, the new construction of high specification rigs, as well as changes in our competitors’ drilling rig fleets, could require us to make material additional capital investments to keep our rig fleet competitive.

Our industry is highly competitive and cyclical, with intense price competition.

Our industry is highly competitive. Our contracts are traditionally awarded on a competitive bid basis. Pricing is often the primary factor in determining which qualified contractor is awarded a job. Rig availability and each contractor’s safety performance record and reputation for quality also can be key factors in the determination. Some of our competitors in the drilling industry are larger than we are and have more diverse fleets, or fleets with generally higher specifications, and greater resources than we have. These competitors also are incorporated in tax-haven countries outside the United States, which provides them with significant tax advantages that are not available to us as a U.S. company and which materially impairs our ability to compete with them for many projects that would be beneficial to our company. In addition, recent mergers among oil and natural gas companies have reduced the number of available customers, resulting in increased price competition. We may not be able to maintain our competitive position, and we believe that competition for contracts will continue to be intense in the foreseeable future. Our inability to compete successfully may reduce our revenues and profitability.

Historically, the offshore service industry has been highly cyclical, with periods of high demand, short rig supply and high dayrates often followed by periods of low demand, excess rig supply and low dayrates. Periods of low demand and excess rig supply intensify the competition in the industry and often result in rigs, particularly lower specification rigs like a large portion of our fleet, being idle for long periods of time. We may be required to idle rigs or enter into lower dayrate contracts in response to market conditions in the future. Prolonged periods of low utilization and dayrates could result in the recognition of impairment charges on certain of our drilling rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable.

Our international operations involve additional risks not generally associated with domestic operations, which may hurt our operations materially.

In 2005, we derived 86.9% of our revenues from countries outside the United States. Our operations in these areas are subject to the following risks, among others:

•	foreign currency fluctuations and devaluation;

•	restrictions on currency repatriation;

•	political, social and economic instability, war and civil disturbances;

•	seizure, expropriation or nationalization of assets;

•	damage to our equipment or violence directed at our employees;

•	uncertainty or instability resulting from armed hostilities or other crises in the Middle East, West Africa, South Africa, Latin America or other geographic areas in which we operate; and

•	acts of terrorism.

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

In 2005, we derived 8.5% of our revenues from operations in Venezuela, which has been experiencing political, economic and social turmoil, including labor strikes and demonstrations. The implications and results of the political, economic and social instability in Venezuela are uncertain at this time, but the instability could have an adverse effect on our business. The Venezuelan government frequently intervenes in the Venezuelan economy and occasionally makes significant changes in policy. Recently, the government’s actions to control inflation and implement other policies have involved wage and price controls, currency devaluations, capital controls and limits on imports, among other things. Several measures imposed by the Venezuelan government, such as exchange controls and currency transfer restrictions, limit our ability to convert the local currency into U.S. dollars and transfer excess funds out of Venezuela. Although our current drilling contracts in Venezuela call for a significant portion of our dayrates to be paid in U.S. dollars, changes in existing regulations or the interpretation or enforcement of those regulations could further restrict our ability to receive U.S. dollar payments. The exchange controls could also result in an artificially high value being placed on the local currency.

From time to time, certain of our foreign subsidiaries operate in countries subject to sanctions and embargoes imposed by the U.S. government and the United Nations and countries identified by the U.S. government as state sponsors of terrorism, such as Iran and Libya. From April 2002 through February 2005, one of those subsidiaries operated a jackup rig, the Pride Ohio, in Iranian waters. The subsidiary sold the rig and novated the related drilling contract to a third party in February 2005 and provided transitional services, including crews, to the purchaser until June 2005. In addition, one of our foreign subsidiaries has operated a semisubmersible rig, the Pride North Sea, offshore Libya since January 2003, and in January 2005, we commenced a contract for the semisubmersible rig Pride Venezuela offshore Libya. Iran is subject to sanctions and embargoes imposed by the U.S. government and identified by the U.S. government as a state sponsor of terrorism. Libya currently is not subject to economic sanctions imposed by the U.S. government, and the U.S. government has taken action to remove Libya from its list of state sponsors of terrorism. In May 2004, we received a request for information from the U.S. Department of Treasury’s Office of Foreign Assets Control regarding our involvement in the business activities of certain of our foreign subsidiaries in Libya and Iran, and we provided information pursuant to that request in July 2004.

Although the sanctions and embargoes identified above do not prohibit our foreign subsidiaries from entering into new contracts to provide drilling services in such embargoed countries, they do prohibit us and our domestic subsidiaries, as well as employees of our foreign subsidiaries who are U.S. citizens, from participating in, approving or otherwise facilitating any aspect of the business activities in those countries. These constraints on our ability to have U.S. persons, including our senior management, provide managerial oversight and supervision may negatively affect the financial or operating performance of such business activities. We do not intend to enter into new contracts to provide drilling services in such embargoed countries.

Our international operations are also subject to other risks, including foreign monetary and tax policies and nullification or modification of contracts. Additionally, our ability to compete in international contract drilling markets may be limited by foreign governmental regulations that favor or require the awarding of contracts to local contractors or by regulations requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. Furthermore, our foreign subsidiaries may face governmentally imposed restrictions from time to time on their ability to transfer funds to us.

We are conducting an investigation into allegations of improper payments to foreign government officials, as well as corresponding accounting entries and internal control issues. The outcome and impact of this investigation are unknown at this time.

During the course of an internal audit and investigation relating to certain of our Latin American operations, our management and internal audit department received allegations of improper payments to foreign government officials. In February 2006, shortly after and as a result of certain statements that were made by an employee during the investigation, the Audit Committee of our Board of Directors assumed direct responsibility over the investigation and retained independent outside counsel to investigate the allegations, as well as corresponding accounting entries and internal control issues, and to advise the Audit Committee.

The investigation, which is continuing, has found evidence suggesting that payments, which may violate the U.S. Foreign Corrupt Practices Act, were made beginning in early 2003 through 2005 to government officials in Latin America aggregating less than $1 million over the period. The evidence to date suggests that these payments primarily were made (a) to vendors with the intent that they would be transferred to government officials for the purpose of extending drilling contracts for two jackup rigs and one semisubmersible rig operating offshore Venezuela; (b) to one or more government officials, or to vendors with the intent that they would be transferred to government officials, for the purpose of collecting receivables for work completed under offshore drilling contracts in Venezuela; and (c) to one or more government officials in Mexico in connection with the clearing of a jackup rig and equipment through customs.

Our management and the Audit Committee of our Board of Directors believe it likely that members of our senior operations management either were aware, or should have been aware, that improper payments to foreign government officials were made or proposed to be made. We have placed certain members of our senior operations management on administrative leave pending the outcome of the investigation. Our Chief Operating Officer resigned as Chief Operating Officer effective on May 31, 2006 and has elected to retire from the company, although he will remain an employee, but not an officer, during the pendency of the investigation to assist us with the investigation and to be available for consultation and to answer questions relating to our business. As described in Item 11 of this annual report, his retirement benefits will be subject to the determination by our Audit Committee or our Board of Directors that it does not have cause (as defined in his retirement agreement with us) to terminate his employment.

We voluntarily disclosed information relating to the initial allegations and other information found in the investigation to the U.S. Department of Justice and the Securities and Exchange Commission and are cooperating with these authorities as the investigation continues and as they review the matter. If violations of the FCPA occurred, we could be subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement, and injunctive relief. Civil penalties under the antibribery provisions of the FCPA could range up to $10,000 per violation, with a criminal fine up to the greater of $2 million per violation or twice the gross pecuniary gain to us or twice the gross pecuniary loss to others, if larger. Civil penalties under the accounting provisions of the FCPA can range up to $500,000, and a company that knowingly commits a violation can be fined up to $25 million. In addition, both the SEC and the DOJ could assert that conduct extending over a period of time may constitute multiple violations for purposes of assessing the penalty amounts. Often, dispositions for these types of matters result in modifications to business practices and compliance programs and possibly a monitor being appointed to review future business and practices with the goal of ensuring compliance with the FCPA.

We could also face fines, sanctions and other penalties from authorities in the relevant foreign jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions. Our customers in Venezuela and Mexico could seek to impose penalties or take other actions adverse to our interests. In addition, disclosure of the subject matter of the investigation could adversely affect our reputation and our ability to obtain new business or retain existing business from our current clients and potential clients, to attract and retain employees and to access the capital markets. No amounts have been accrued related to any potential fines, sanctions or other penalties.

We cannot currently predict what, if any, actions may be taken by the DOJ, the SEC, the applicable government or other authorities or our customers or the effect the actions may have on our results of operations, financial condition or cash flows, on our consolidated financial statements or on our business in Venezuela and other jurisdictions. Our operations in Venezuela provided revenues of approximately $172.6 million, or approximately 8.5% of our total consolidated revenues for 2005, and earnings from operations of approximately $16.8 million, or approximately 5.2% of our total consolidated earnings from operations for 2005. In addition, in 2005 our Venezuelan operations represented 12.4% of our revenues and 6.7% of our earnings from operations in our Western Hemisphere segment, 17.6% of our revenues and 13.0% of our earnings from operations in our Latin America Land segment and 13.2% of our revenues and 13.5% of our earnings from operations in our E&P Services segment. As of December 31, 2005 and May 31, 2006, we had accounts receivable from Petróleos de Venezuela, S.A. totaling $33.4 million and $30.2 million, respectively.

While our investigation to date of these matters and related internal control systems and processes has been ongoing for some time, at this time there can be no assurances that the investigation will not uncover other violations within our global operations, including in countries outside Latin America.

If we are unable to obtain new or favorable contracts for rigs whose contracts are expiring, our revenues and profitability could be materially reduced.

We have a number of contracts that will expire in 2006 and 2007. Our ability to renew these contracts or obtain new contracts and the terms of any such contracts will depend on market conditions. We may be unable to renew our expiring contracts or obtain new contracts for the rigs, and the dayrates under any new contracts may be substantially below the existing dayrates, which could materially reduce our revenues and profitability.

Our customers may seek to cancel or renegotiate some of our drilling contracts during periods of depressed market conditions or if we experience downtime or operational difficulties.

Substantially all our contracts with major customers are dayrate contracts, where we charge a fixed charge per day regardless of the number of days needed to drill the well. During depressed market conditions, a customer may no longer need a rig that is currently under contract or may be able to obtain a comparable rig at a lower daily rate. As a result, customers may seek to renegotiate the terms of their existing drilling contracts or avoid their obligations under those contracts. In addition, our customers may have the right to terminate existing contracts if we experience downtime or operational problems above the contractual limit, if the rig is a total loss or in other specified circumstances, and some of our contracts with national oil companies include terms allowing them to terminate contracts without cause, with little or no written notice and without penalty or early termination payments. In addition, we could be required to pay penalties, which could be material, if some of our contracts with national oil companies are terminated due to downtime or operational problems. Some of our other contracts with customers may be cancelable at the option of the customer upon payment of a penalty, which may not fully compensate us for the loss of the contract. Early termination of a contract may result in a rig being idle for an extended period of time. The likelihood that a customer may seek to terminate a contract is increased during periods of market weakness. If our customers cancel some of our significant contracts and we are unable to secure new contracts on substantially similar terms, our revenues and profitability could be materially reduced.

Our jackup rigs and some of our lower specification semisubmersible rigs are at a relative disadvantage to higher specification jackup and semisubmersible rigs. These higher specification rigs may be more likely to obtain contracts than our lower specification rigs, particularly during market downturns.

Many of our competitors have jackup fleets with generally higher specification rigs than those in our jackup fleet, and our fleet includes a number of older, lower specification semisubmersible rigs. In addition, the announced new construction of rigs includes approximately 90 high specification jackup rigs, semisubmersible rigs and ultra-deepwater drillships. Particularly during market downturns when there is decreased rig demand, higher specification rigs may be more likely to obtain contracts than lower specification rigs. In the past, our lower specification rigs have been stacked earlier in the cycle of decreased rig demand than many of our competitors’ higher specification rigs and have been reactivated later in the cycle, which has adversely impacted our business and could be repeated in the future. In addition, higher specification rigs may be more adaptable to different operating conditions and have greater flexibility to move to areas of demand in response to changes in market conditions. Furthermore, in recent years, an increasing amount of exploration and production expenditures have been concentrated in deeper water drilling programs and deeper formations, including deep natural gas prospects, requiring higher specification rigs. This trend is expected to continue and could result in a material decline in demand for the lower specification rigs in our fleet.

Our ability to move some of our rigs to other regions is limited.

Most jackup and submersible rigs can be moved from one region to another, and in this sense the contract drilling market is a global market. The supply and demand balance for jackup and semisubmersible rigs may vary somewhat from region to region, because the cost to move a rig is significant, there is limited availability of rig-moving vessels and some rigs are designed to work in specific regions. However, significant variations between regions tend not to exist on a long-term basis due to the ability to move rigs. Our mat-supported jackup rigs are less capable of managing variable sea floor conditions found in areas outside the Gulf of Mexico and parts of West Africa, India and the Arabian Gulf. As a result, our ability to move these rigs to other regions in response to changes in market conditions is limited.

We rely heavily on a small number of customers and the loss of a significant customer could have a material adverse impact on our financial results.

Our contract drilling business is subject to the usual risks associated with having a limited number of customers for our services. For the year ended December 31, 2005, Petrobras provided 14.4% and Pemex provided 10.7% of our consolidated revenues. Our two next largest customers, none of which individually represented more than 10% of revenues, accounted in the aggregate for 13.9% of our 2005 consolidated revenues. For the year ended December 31, 2004, Petrobras and Pemex accounted for 16.6% and 13.9%, respectively, of consolidated revenues. Our two next largest customers, neither of which individually represented more than 10% of revenues, accounted in the aggregate for 17.2% of our 2004 consolidated revenues. Our results of operations could be materially adversely affected if any of our major customers terminates its contracts with us, fails to renew its existing contracts or refuses to award new contracts to us.

Our debt levels and debt agreement restrictions may limit our liquidity and flexibility in obtaining additional financing and in pursuing other business opportunities.

As of December 31, 2005, we had $1,244.8 million in long-term debt. The level of our indebtedness will have several important effects on our future operations, including:

•	a significant portion of our cash flow from operations will be dedicated to the payment of interest and principal on such debt and will not be available for other purposes;

•	covenants contained in our debt arrangements require us to meet certain financial tests, which may affect our flexibility in planning for, and reacting to, changes in our business and may limit our ability to dispose of assets or place restrictions on the use of proceeds from such dispositions, withstand current or future economic or industry downturns and compete with others in our industry for strategic opportunities; and

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited.

Our ability to meet our debt service obligations and to reduce our total indebtedness will be dependent upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control.

Because we have not filed our quarterly report on Form 10-Q for the quarter ended March 31, 2006, we currently are not in compliance with the financial reporting covenants in our indentures governing $800 million principal amount of outstanding debt securities. There is at least a 30-day cure period following notice from the trustee or the requisite holders of the debt securities. If we are not able to file our quarterly report within the applicable cure period, an event of default would be triggered under the indentures. Each of these defaults could have a material adverse effect on us. We have obtained a waiver from the lenders under our revolving credit facility through June 30, 2006 related to the late filing of our quarterly report.

We are subject to a number of operating hazards, including those specific to marine operations. We may not have insurance to cover all these hazards.

Our operations are subject to the many hazards customary in the drilling industry, such as blowouts, reservoir damage, loss of production, loss of well control, punchthroughs, craterings, fires and pollution. Contract drilling and well servicing require the use of heavy equipment and exposure to hazardous conditions, which may subject us to liability claims by employees, customers and third parties. These hazards can cause personal injury or loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage and suspension of operations. Our offshore fleet is also subject to hazards inherent in marine operations, either while on site or during mobilization, such as capsizing, sinking, grounding, collision and damage from severe weather. Operations may also be suspended because of machinery breakdowns, abnormal drilling conditions, failure of subcontractors to perform or supply goods or services, or personnel shortages. We customarily provide contract indemnity to our customers for:

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

Certain areas in and near the Gulf of Mexico are subject to hurricanes and other extreme weather conditions on a relatively frequent basis. Our drilling rigs in the Gulf of Mexico may be located in areas that could cause them to be susceptible to damage or total loss by these storms. In addition, damage caused by high winds and turbulent seas to our rigs, our shorebases and our corporate infrastructure could potentially cause us to curtail operations for significant periods of time until the damages can be repaired.

We maintain insurance for injuries to our employees, damage to or loss of our equipment and other insurance coverage for normal business risks, including general liability insurance. However, our insurance protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. For example, pollution, reservoir damage and environmental risks generally are not fully insurable, and our insurance does not cover lost revenues while our rigs are inactive. In addition, some of our primary insurance policies have substantial per occurrence or annual deductibles and/or self-insured aggregate amounts.

As a result of a number of catastrophic events over the last few years, such as the terrorist attacks on September 11, 2001 and the hurricanes in the Gulf of Mexico in 2004 and 2005, insurance underwriters have increased insurance premiums for many of the coverages historically maintained and have issued general notices of cancellation and significant changes for a wide variety of insurance coverages. The oil and natural gas industry in the Gulf of Mexico suffered extensive damage from those hurricanes. As a result, our insurance costs will increase significantly after the end of our current policy period in June 2006. In addition, underwriters have imposed an aggregate limit for damage due to named wind storms in the U.S. Gulf of Mexico. If storm activity in 2006 is as severe as it was in 2005, insurance underwriters may no longer insure Gulf of Mexico assets against weather-related damage. A number of our customers that produce oil and natural gas in the Gulf of Mexico previously maintained business interruption insurance for their production. This insurance may cease to be available in the future, which could adversely impact our customers’ business prospects in the Gulf of Mexico and reduce demand for our services.

The occurrence of a significant event against which we are not fully insured, or of a number of lesser events against which we are insured but are subject to substantial deductibles and/or self-insured amounts, could materially increase our costs and impair our profitability and financial condition. We may not be able to maintain adequate insurance at rates or on terms that we consider reasonable or acceptable or be able to obtain insurance against certain risks.

Rig upgrade, refurbishment, repair and construction projects are subject to risks, including delays and cost overruns, which could have an adverse impact on our available cash resources and results of operations.

We make significant upgrade, refurbishment and repair expenditures for our fleet from time to time, particularly in light of the aging nature of our rigs. Some of these expenditures are unplanned. In addition, depending on available opportunities, we may construct rigs for our fleet in the future. All of these projects are subject to the risks of delay or cost overruns, including costs or delays resulting from the following:

•	unexpectedly long delivery times for or shortages of key equipment and materials;

•	shortages of skilled labor and other shipyard personnel necessary to perform the work;

•	unforeseen increases in the cost of equipment, labor and raw materials, particularly steel;

•	unforeseen design or engineering problems;

•	unanticipated actual or purported change orders;

•	disputes with shipyards and suppliers;

•	work stoppages;

•	financial or other difficulties at shipyards;

•	adverse weather conditions; and

•	inability to obtain required permits or approvals.

Significant cost overruns or delays could materially affect our financial condition and results of operations. Additionally, capital expenditures for rig upgrade, refurbishment and construction projects could materially exceed our planned capital expenditures. Moreover, our rigs undergoing upgrade, refurbishment and repair may not earn a dayrate during the period they are out of service.

We are subject to numerous governmental laws and regulations, including those that may impose significant liability on us for environmental and natural resource damages.

Many aspects of our operations are subject to U.S. and foreign laws and regulations that may relate directly or indirectly to the contract drilling and well servicing industries, including those requiring us to control the discharge of oil and other contaminants into the environment or otherwise relating to environmental protection. Our operations and activities in the United States are subject to numerous environmental laws and regulations, including the Oil Pollution Act of 1990, the Outer Continental Shelf Lands Act, the Comprehensive Environmental Response, Compensation and Liability Act and the International Convention for the Prevention of Pollution from Ships. Additionally, other countries where we operate have environmental laws and regulations covering the discharge of oil and other contaminants and protection of the environment in connection with operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and even criminal penalties, the imposition of remedial obligations, and the issuance of injunctions that may limit or prohibit our operations. Laws and regulations protecting the environment have become more stringent in recent years and may in certain circumstances impose strict liability, rendering us liable for environmental and natural resource damages without regard to negligence or fault on our part. These laws and regulations may expose us to liability for the conduct of, or conditions caused by, others or for acts that were in compliance with all applicable laws at the time the acts were performed. The application of these requirements, the modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or development drilling for oil and natural gas could materially limit future contract drilling opportunities or materially increase our costs or both.

Our ability to operate our rigs in the U.S. Gulf of Mexico could be restricted or made more costly by government regulation.

Hurricanes Katrina and Rita caused damage to a number of rigs in the Gulf of Mexico fleet, and rigs that were moved off location by the storms may have done damage to platforms, pipelines, wellheads and other drilling rigs. In May 2006, the MMS issued interim guidelines for jackup rig fitness requirements for the 2006 hurricane season, effectively imposing new requirements on the offshore oil and natural gas industry in an attempt to increase the likelihood of survival of jackup rigs and other offshore drilling units during a hurricane. The new MMS requirements have resulted in our jackup rigs operating in the U.S. Gulf of Mexico being required to operate with a higher air gap during hurricane season, effectively reducing the water depth in which they can operate. The guidelines also provide for enhanced information and data requirements from oil and natural gas companies operating properties in the U.S. Gulf of Mexico. The MMS may take other steps that could increase the cost of operations or reduce the area of operations for our jackup rigs, thus reducing their marketability. Implementation of new MMS guidelines or regulations may subject us to increased costs and limit the operational capabilities of our rigs.

A change in tax laws of any country in which we operate could result in a higher tax expense or a higher effective tax rate on our worldwide earnings.

We conduct our worldwide operations through various subsidiaries. Tax laws and regulations are highly complex and subject to interpretation. Consequently, we are subject to changing tax laws, treaties and regulations in and between countries in which we operate, including treaties between the United States and other nations. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. A change in these tax laws, treaties or regulations, including those in and involving the United States, or in the interpretation thereof, could result in a materially higher tax expense or a higher effective tax rate on our worldwide earnings.

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

Many of our contracts with our customers for our offshore rigs are long-term fixed dayrate contracts. Increases in our costs, which are unpredictable and fluctuate based on events outside our control, could adversely impact our profitability on those contracts.

A number of our contracts with our customers for our offshore rigs are on a long-term fixed dayrate basis. Generally, costs increase as the business environment for drilling services improves and demand for oilfield equipment and skilled labor increases. Long-term fixed dayrate contracts limit our ability to adjust dayrates in response to increased costs. As a result, substantial increase in our costs associated with these contracts would adversely impact our profitability and this impact could be material.

Unionization efforts could increase our costs or limit our flexibility.

Certain of our employees worldwide work under collective bargaining agreements. Efforts have been made from time to time to unionize other portions of our workforce. In addition, we have been subjected to work stoppages in certain countries. Additional unionization efforts or work stoppages could materially increase our costs or limit our flexibility.

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

Our ownership interest in two of our high-specification semisubmersible rigs is through a joint venture, which could limit our control over those assets.

Currently, we hold a 30% interest in a joint venture company that owns two high-specification semisubmersible rigs, the Pride Portland and the Pride Rio de Janeiro. We do not have sole control of the major decisions of the joint venture, such as those relating to drilling contracts for the rigs, debt obligations, capital expenditures and calling for capital contributions, and our joint venture partner may be able to take action without our approval. In addition, the rights of our joint venture partner may restrict our ability to sell our interest in the joint venture or in the property owned by the joint venture. Our ownership interest in this joint venture also may involve risks not otherwise present with respect to assets owned solely by us, including the possibility that our joint venture partner might become bankrupt, fail to make required capital contributions, have different interests or goals from us or take action contrary to our instructions, requests, policies or objectives. Moreover, if the joint venture company does not generate sufficient funds from operations to finance its costs and its debt service obligations, the joint venture partners would, if they choose to maintain the joint venture, need to advance further funds to the joint venture company since the joint venture company would have no alternative source of funds to allow it to make such payments. If the joint venture company failed to cover its debt service requirements, a default would occur under the fixed rate notes issued to finance a portion of the construction cost of the two rigs, which notes are guaranteed by the United States Maritime Administration (“MARAD”). MARAD would then be entitled to foreclose on the mortgages related to the Pride Portland and the Pride Rio de Janeiro and take possession of the two rigs.

Public health threats could have a material adverse effect on our operations and our financial results.

Public health threats, such as the bird flu, Severe Acute Respiratory Syndrome (SARS), and other highly communicable diseases, outbreaks of which have already occurred in various parts of the world in which we operate, could adversely impact our operations, the operations of our clients and the global economy, including the worldwide demand for oil and natural gas and the level of demand for our services. Any quarantine of personnel or inability to access our offices or rigs could adversely affect our operations. Travel restrictions or operational problems in any part of the world in which we operate, or any reduction in the demand for drilling services caused by public health threats in the future, may materially impact operations and adversely affect our financial results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our property consists primarily of mobile offshore and land-based drilling rigs, well servicing rigs and ancillary equipment, most of which we own. We operate some rigs under joint venture arrangements, management agreements and lease agreements. Some of our rigs are pledged to collateralize secured credit facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of this annual report. We also own and operate transport and heavy duty trucks and other ancillary equipment.

We own office and operating facilities in Houma, Louisiana and in Algeria, Angola, Argentina, Brazil, Colombia, France, Peru and Venezuela. Additionally, we lease office and operating facilities in Houston, Texas and in several international locations.

We incorporate by reference in response to this item the information set forth in Item 1 and Item 7 of this annual report and the information set forth in Notes 4 and 6 of our Notes to Consolidated Financial Statements included in Item 8 of this annual report.

ITEM 3.	LEGAL PROCEEDINGS

FCPA Investigation

We incorporate by reference in response to this item the information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — FCPA Investigation” in Item 7 of this annual report.

Other Legal Proceedings

In August 2004, we were notified that certain of our subsidiaries have been named, along with other defendants, in several complaints that have been filed in the Circuit Courts of the State of Mississippi by several hundred individuals that allege that they were employed by some of the named defendants between approximately 1965 and 1986. Additional suits have been filed since August 2004. The complaints allege that certain drilling contractors used products containing asbestos in offshore drilling operations, land-based drilling operations and in drilling structures, drilling rigs, vessels and other equipment. The plaintiffs assert claims based on, among other things, negligence and strict liability and claims under the Jones Act. The complaints name as defendants numerous other companies that are not affiliated with us, including companies that allegedly manufactured drilling related products containing asbestos that are the subject of the complaints. The plaintiffs seek, among other things, an award of unspecified compensatory and punitive damages. Eight individuals of the many plaintiffs in these suits have been identified as allegedly having worked for us or one of our affiliates or predecessors. Currently, discovery is ongoing to determine whether these individuals were in fact employed by us or one of our affiliates or predecessors, whether and the extent to which these individuals were employed during the alleged period of exposure or whether these individuals were involved with our offshore drilling operations during the relevant period. We intend to defend ourselves vigorously and, based on the information available to us at this time, we do not expect the outcome of these lawsuits to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these lawsuits.

Paul A. Bragg, our former President and Chief Executive Officer, filed suit against us in State District Court of Harris County, Texas in early October 2005 seeking a declaratory judgment that the non-competition provisions of his employment agreement are unlawful and unenforceable. Shortly thereafter, Mr. Bragg filed a second lawsuit against us alleging that we breached written and oral employment agreements with him and seeking damages aggregating more than $17.0 million. The suits were consolidated. We have filed counterclaims against Mr. Bragg seeking, among other things, a declaratory judgment that the non-competition provisions of his employment agreement are enforceable, restitution of certain amounts paid to Mr. Bragg should there be a finding that the non-competition provisions of his employment agreement are unenforceable, and disgorgement of certain amounts previously paid to Mr. Bragg stemming from actions that may have been taken by Mr. Bragg relating to his employment compensation claims. As to Mr. Bragg’s claims, we intend to defend ourselves vigorously and, based on the information available to us at this time, we do not expect the outcome of these lawsuits to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of this lawsuit.

We are routinely involved in other litigation, claims and disputes incidental to our business, which at times involve claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the existing litigation will have a material adverse effect on our financial position, results of operations or cash flows. However, a substantial settlement payment or judgment in excess of our accruals could have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol “PDE.” As of June 22, 2006, there were approximately 1,300 stockholders of record. The following table presents the range of high and low sales prices of our common stock on the NYSE for the periods shown:

	Price
	High	Low

2004
First Quarter	$20.23	$16.10
Second Quarter	18.12	15.08
Third Quarter	19.87	16.29
Fourth Quarter	20.58	17.63
2005
First Quarter	27.49	19.39
Second Quarter	26.29	20.02
Third Quarter	28.99	23.26
Fourth Quarter	32.35	24.68
2006
First Quarter	$36.92	$28.89

We have not paid any cash dividends on our common stock since becoming a publicly held corporation in September 1988, and we do not anticipate paying cash dividends on our common stock at any time in the foreseeable future. We currently have a policy of retaining all available earnings for the development and growth of our business and for debt repayment. In addition, our ability to pay cash dividends in the future is restricted by our existing financing arrangements. The desirability of paying such dividends could also be materially affected by U.S. and foreign tax considerations.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

We have derived the following selected consolidated financial information as of December 31, 2005 and 2004, and for each of the years in the three-year period ended December 31, 2005, from our audited consolidated financial statements included in Item 8 of this annual report. We have derived the selected consolidated financial information as of December 31, 2003, 2002 and 2001 and for the years ended December 31, 2002 and 2001 from restated consolidated financial information included in the amendment to our annual report on Form 10-K/A for the year ended December 31, 2004. The selected consolidated financial information below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report and our audited consolidated financial statements and related notes included in Item 8 of this annual report.

	Year Ended December 31:
	2005	2004	2003	2002	2001
	(In millions, except per share amounts)

Statement of Operations Data:
Revenues	$2,033.3	$1,712.2	$1,565.8	$1,180.0	$1,501.1
Operating costs, excluding depreciation and amortization	1,388.3	1,146.8	1,039.8	760.1	937.7
Depreciation and amortization	257.2	265.3	250.9	231.5	203.5
General and administrative, excluding depreciation and amortization(1)	97.7	74.8	56.3	41.1	74.8
Impairment charges	1.0	24.9	—	—	—
(Gain) loss on sale of assets, net	(36.1)	(48.6)	0.4	(0.4)	(1.4)

Earnings from operations	325.2	249.0	218.4	147.7	286.5
Interest expense	(88.1)	(103.3)	(116.0)	(124.0)	(126.5)
Refinancing (charges) credit	—	(36.3)	(6.4)	(1.2)	2.1
Interest income	2.1	3.9	3.2	2.1	11.1
Other income (expense), net(2)	9.5	0.5	5.3	(24.3)	(35.8)

Income from continuing operations before income taxes and minority interest	248.7	113.8	104.5	0.3	137.4
Income taxes	(100.7)	(61.7)	(34.0)	(3.4)	(50.0)
Minority interest	(19.7)	(24.5)	(22.5)	(16.0)	(10.4)

Income (loss) from continuing operations	$128.3	$27.6	$48.0	$(19.1)	$77.0

Income (loss) from continuing operations per share:
Basic	$0.84	$0.20	$0.35	$(0.15)	$0.59
Diluted	$0.80	$0.20	$0.35	$(0.15)	$0.58
Shares used in per share calculations:
Basic	152.5	135.8	134.7	133.3	131.6
Diluted	172.6	137.3	154.7	133.3	142.3

	December 31,
	2005	2004	2003	2002	2001
	(In millions)

Balance Sheet Data:
Working capital	$213.8	$130.5	$70.4	$136.6	$57.7
Property and equipment, net	3,181.7	3,281.8	3,463.3	3,492.3	3,472.7
Total assets	4,086.5	4,042.0	4,377.1	4,400.0	4,286.2
Long-term debt, net of current portion	1,187.3	1,685.9	1,805.1	1,873.9	1,710.9
Stockholders’ equity	2,259.4	1,716.3	1,688.7	1,677.1	1,682.2

(1)	General and administrative expenses for 2001 include $35.8 million of merger costs incurred in connection with our acquisition of Marine Drilling Companies, Inc. in September 2001.

(2)	Other income (expense), net for 2002 includes $24.0 million related to realized and unrealized losses on the fair values of interest rate swap and cap agreements. Other income (expense), net for 2001 includes $19.0 million related to realized and unrealized losses on the fair values of interest rate swap and cap agreements, $10.7 million related to foreign exchange losses to reduce the carrying value of our net monetary assets in Argentina following devaluation of the Argentine currency and $5.1 million related to the settlement of a wage related antitrust lawsuit.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Financial Statement and Supplementary Data” in Item 8 of this annual report. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A and elsewhere in this annual report. See “Forward-Looking Statements” below.

Overview

We provide contract drilling and related services to oil and natural gas companies worldwide, operating both offshore and on land. As of June 1, 2006, we operated a global fleet of 278 rigs, including two ultra-deepwater drillships, 12 semisubmersible rigs, 28 jackup rigs, 18 tender-assisted, barge and platform rigs and 218 land-based drilling and workover rigs. We operate in more than 25 countries and marine provinces and employ approximately 13,600 employees and contractors. Our customers include the major integrated oil and natural gas companies, independent oil and natural gas companies and state-owned national oil companies. Our competitors range from large international companies offering a wide range of drilling and other oilfield services to smaller, locally owned companies.

We operate through five principal reporting segments: Eastern Hemisphere, which comprises our offshore and land-based drilling activity in Europe, Africa, the Middle East, Southeast Asia and the Caspian Sea; Western Hemisphere, which comprises our offshore drilling activity in Latin America, currently Brazil, Mexico and Venezuela; U.S. Gulf of Mexico, which comprises our U.S. offshore platform and jackup rig fleets; Latin America Land, which comprises our land drilling and workover activity currently in Argentina, Bolivia, Colombia, Mexico and Venezuela; and E&P Services, which comprises our services to exploration and production companies in Latin America. For additional segment information for the three years ended December 31, 2005, see Note 11 of our Notes to Consolidated Financial Statements included in Item 8 of this annual report.

The markets for our drilling, workover and related E&P services are highly cyclical. Our operating results are significantly impacted by the level of energy industry spending for the exploration and development of oil and natural gas reserves. Oil and natural gas companies’ exploration and development drilling programs drive the demand for drilling and related services. These drilling programs are affected by oil and natural gas companies’ expectations about oil and natural gas prices, anticipated production levels, demand for crude oil and natural gas products, government regulations and many other factors. Oil and natural gas prices are volatile, which has historically led to significant fluctuations in expenditures by our customers for oil and natural gas drilling and related services. Variations in market conditions during the cycle impact us in different ways depending primarily on the length of drilling contracts in different regions. Contracts in the U.S. Gulf of Mexico, for example, tend to be short-term, so a deterioration or improvement in market conditions tends to impact our operations quickly. Contracts in the Eastern and Western Hemispheres tend to be longer term. Accordingly, short-term changes in market conditions in these segments may have little or no short-term impact on our revenues and cash flows from those operations unless the market changes occur during a period when we are attempting to renew a number of those contracts.

During 2005, we continued to focus our efforts on reducing debt, managing cash flow and evaluating our assets to increase return on invested capital. As part of this strategy, we sold various non-core assets for aggregate cash proceeds of $121.2 million. In March and April 2005, holders of substantially all of the $300.0 million outstanding principal amount of our 2 1/2% Convertible Senior Notes due 2007 converted the notes into approximately 18.2 million shares of our common stock, and we redeemed the remaining principal amount in April 2005. In September 2005, we repaid the remaining balance of our senior secured term loan. During 2005, we reduced the total of our long-term debt by $480.4 million as a result of the notes conversion and the repayment of debt with cash flow from operations and proceeds from asset sales and stock option exercises.

In December 2005, we acquired an additional 40% interest in our joint venture companies that manage our Angolan operations from our partner, the national oil company of Angola, for $170.9 million in cash. We now own 91% of the joint venture companies. The principal assets of the joint venture companies include the two ultra-deepwater drillships Pride Africa and Pride Angola, the jackup rig Pride Cabinda and management agreements for the deepwater platform rigs Kizomba A and Kizomba B. In addition, we paid $4.5 million to an affiliate of our partner for termination of certain agreements related to the operation of the joint venture. We funded the purchase price and the termination payment with borrowings under our senior secured revolving credit facility.

FCPA Investigation

During the course of an internal audit and investigation relating to certain of our Latin American operations, our management and internal audit department received allegations of improper payments to foreign government officials. In February 2006, shortly after and as a result of certain statements that were made by an employee during the investigation, the Audit Committee of our Board of Directors assumed direct responsibility over the investigation and retained independent outside counsel to investigate the allegations, as well as corresponding accounting entries and internal control issues, and to advise the Audit Committee.

The investigation, which is continuing, has found evidence suggesting that payments, which may violate the U.S. Foreign Corrupt Practices Act, were made beginning in early 2003 through 2005 to government officials in Latin America aggregating less than $1 million over the period. The evidence to date suggests that these payments primarily were made (a) to vendors with the intent that they would be transferred to government officials for the purpose of extending drilling contracts for two jackup rigs and one semisubmersible rig operating offshore Venezuela; (b) to one or more government officials, or to vendors with the intent that they would be transferred to government officials, for the purpose of collecting receivables for work completed under offshore drilling contracts in Venezuela; and (c) to one or more government officials in Mexico in connection with the clearing of a jackup rig and equipment through customs.

Our management and the Audit Committee of our Board of Directors believe it likely that members of our senior operations management either were aware, or should have been aware, that improper payments to foreign government officials were made or proposed to be made. We have placed certain members of our senior operations management on administrative leave pending the outcome of the investigation. Our Chief Operating Officer resigned as Chief Operating Officer effective on May 31, 2006 and has elected to retire from the company, although he will remain an employee, but not an officer, during the pendency of the investigation to assist us with the investigation and to be available for consultation and to answer questions relating to our business. As described in Item 11 of this annual report, his retirement benefits will be subject to the determination by our Audit Committee or our Board of Directors that it does not have cause (as defined in his retirement agreement with us) to terminate his employment.

We voluntarily disclosed information relating to the initial allegations and other information found in the investigation to the U.S. Department of Justice and the Securities and Exchange Commission and are cooperating with these authorities as the investigation continues and as they review the matter. If violations of the FCPA occurred, we could be subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement, and injunctive relief. Civil penalties under the antibribery provisions of the FCPA could range up to $10,000 per violation, with a criminal fine up to the greater of $2 million per violation or twice the gross pecuniary gain to us or twice the gross pecuniary loss to others, if larger. Civil penalties under the accounting provisions of the FCPA can range up to $500,000, and a company that knowingly commits a violation can be fined up to $25 million. In addition, both the SEC and the DOJ could assert that conduct extending over a period of time may constitute multiple violations for purposes of assessing the penalty amounts. Often, dispositions for these types of matters result in modifications to business practices and compliance programs and possibly a monitor being appointed to review future business and practices with the goal of ensuring compliance with the FCPA.

We could also face fines, sanctions and other penalties from authorities in the relevant foreign jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions. Our customers in Venezuela and Mexico could seek to impose penalties or take other actions adverse to our interests. In addition, disclosure of the subject matter of the investigation could adversely affect our reputation and our ability to obtain new business or retain existing business from our current clients and potential clients, to attract and retain employees and to access the capital markets. No amounts have been accrued related to any potential fines, sanctions or other penalties.

We have taken and will continue to take disciplinary actions where appropriate and various other corrective action to reinforce our commitment to conducting our business ethically and legally and to instill in our employees our expectation that they uphold the highest levels of honesty, integrity, ethical standards and compliance with the law. These actions continue a process we had previously commenced. Since late 2003, we have created and filled a legal and ethical compliance function under the supervision of our Senior Vice President, General Counsel and Secretary. We have established an antibribery compliance committee and enhanced our antibribery compliance procedures. We also have developed in-person and online training programs to provide annual instruction on our Code of Business Conduct and Ethical Practices, the FCPA, antitrust law and other key policies as part of our commitment to educate our international workforce.

In 2006, we have also (1) continued to enhance our training of management, including our operations managers, to emphasize further the importance of setting the proper tone within their organization to instill an attitude of integrity and control awareness and the use of a thorough and proper analysis of proposed transactions; (2) determined that all of our bonus-eligible employees complete in-person and online training on the FCPA and our Code of Business Conduct and Ethical Practices as a prerequisite to receiving their bonuses for 2006; (3) required our management, including our operations managers, to reconfirm that they are not aware of any violations of law and confirm with greater specificity that they are not aware of any improper payments to foreign government officials made by us or on our behalf or any other violation of our Code of Business Conduct and Ethical Practices and to recertify their commitment to the Code; (4) established an executive compliance committee, consisting of our executive officers and other management-level employees who are responsible for supervising our antibribery compliance committee, our internal controls steering committee and our compliance efforts in general; and (5) established a separate position of, and appointed, a chief compliance officer, effective June 28, 2006.

We cannot currently predict what, if any, actions may be taken by the DOJ, the SEC, the applicable government or other authorities or our customers or the effect the actions may have on our results of operations, financial condition or cash flows, on our consolidated financial statements or on our business in Venezuela and other jurisdictions. Our operations in Venezuela provided revenues of approximately $172.6 million, or approximately 8.5% of our total consolidated revenues for 2005, and earnings from operations of approximately $16.8 million, or approximately 5.2% of our total consolidated earnings from operations for 2005. In addition, in 2005 our Venezuelan operations represented 12.4% of our revenues and 6.7% of our earnings from operations in our Western Hemisphere segment, 17.6% of our revenues and 13.0% of our earnings from operations in our Latin

America Land segment and 13.2% of our revenues and 13.5% of our earnings from operations in our E&P Services segment. As of December 31, 2005 and May 31, 2006, we had accounts receivable from Petróleos de Venezuela, S.A. totaling $33.4 million and $30.2 million, respectively.

While our investigation to date of these matters and related internal control systems and processes has been ongoing for some time, at this time there can be no assurances that the investigation will not uncover other violations within our global operations, including in countries outside Latin America.

Business Environment

Revenues.  Our revenues depend principally upon the number of our available rigs, the number of days these rigs are utilized and the contract day rates received. The number of days our rigs are utilized and the contract day rates received are largely dependent upon the balance of supply and demand for drilling and related services in the different geographic regions in which we operate. The number of available rigs may increase or decrease as a result of the acquisition, relocation or disposal of rigs, the construction of new rigs and the number of rigs being upgraded or repaired or undergoing periodic surveys or routine maintenance at any time. In order to improve utilization or realize higher contract day rates, we may mobilize our rigs from one geographic region to another.

Operating Costs.  Earnings from operations are primarily affected by changes in revenue, but are also a function of changes in operating costs. Operating costs may be influenced by changes in utilization. For instance, if a rig is expected to be idle for an extended period of time, we may reduce the size of the rig’s crew and take steps to “cold stack” the rig, which reduces expenses and partially offsets the impact on operating income associated with the loss of revenues. We recognize as an operating cost routine overhauls that maintain rather than enhance the capability or extend the life of the rigs or E&P services equipment. These expenses vary from period to period. Costs of rig enhancements are capitalized and depreciated over the expected useful lives of the assets. Depreciation expense decreases earnings from operations in periods subsequent to capital upgrades.

General and Administrative.  Our general and administrative expenses are principally related to our corporate headquarters and the administrative functions of our regional offices.

Environmental Regulation.  Our operations and activities are subject to numerous environmental laws and regulations, including the U.S. Oil Pollution Act of 1990, the U.S. Outer Continental Shelf Lands Act, the Comprehensive Environmental Response, Compensation and Liability Act and the International Convention for the Prevention of Pollution from Ships. Additionally, other countries where we operate have similar laws and regulations covering the discharge of oil and other contaminants in connection with drilling operations.

Business Outlook

Although natural gas prices have declined sharply since mid-December 2005, oil and natural gas prices continue to be at historically high levels, and we expect prices to remain high for the near future. Expectations about future prices have historically been a key driver for drilling demand; however, the availability of quality drilling prospects, exploration success, relative production costs, the stage of reservoir development and political and regulatory environments also affect our customers’ drilling programs. We expect demand for contract drilling services to continue to increase driven by increasing demand for oil and natural gas and an increased focus by oil and natural gas companies on offshore prospects.

Our operations are geographically dispersed in oil and natural gas exploration and development areas throughout the world. Rigs can be moved from one region to another. The cost of moving a rig and the availability of rig-moving vessels may cause the supply and demand balance to vary somewhat between regions. However, significant variations between regions do not tend to persist long-term because of rig mobility. Consequently, we operate in a single, global offshore drilling market.

Prospects for our semisubmersible rigs continue to be robust. Increasing demand and limited availability have continued to drive dayrates higher. We believe that improving market conditions will continue into 2007 as development drilling commences on a number of major oil discoveries, particularly in the deepwater markets. We believe increasing demand coupled with a limited ability to increase rig supply will result in continuing strong dayrates. We continue to monitor the potential effect of prospective newbuild semisubmersible rigs and drillships, which could have an adverse impact on our utilization and dayrates.

We expect the outlook for activity in the jackup market sector to continue to remain strong due to the current rig supply shortage and the expansion of both domestic and international drilling programs by our customers. In response to the improved rate environment that has existed in the U.S. Gulf of Mexico since 2003, we have reactivated a number of idle jackup rigs in our U.S. Gulf of Mexico fleet and currently have all of our available rigs under contract. Despite recent declines in natural gas prices, and aided by the positive impact of redeployment of rigs from the U.S. Gulf of Mexico to international markets, we expect to remain at or near full utilization for our jackup rigs in the near term. However, we continue to monitor the potential effect of approximately 60 newbuild jackups for the global market, which have scheduled delivery dates from 2006 through 2009. The addition of rig capacity to the market could have an adverse impact on our utilization and dayrates.

During 2005, we experienced high levels of activity for our land rigs and E&P services, particularly in Latin America, which resulted in higher pricing and utilization. We expect this trend to continue with further improvements in 2006. At the same time, however, we are actively pursuing options for maximizing the value of our Latin America land and E&P services operations. All options are being considered, including sales to strategic buyers and capital market alternatives. We may ultimately decide to pursue a course of action other than a disposition of these operations; however, if we do pursue a disposition, we may be unable to complete a transaction, including through capital market alternatives, on terms we find acceptable or at all.

Increased activity in the oilfield services industry is increasing competition for experienced oilfield workers resulting in higher labor costs and training costs. The increased activity has also increased demand for oilfield equipment and spare parts, resulting in longer order lead times to obtain critical spares and higher repair and maintenance costs. In addition, as a result of the significant insurance losses incurred to offshore oilfield equipment, including drilling rigs, during the 2004 and 2005 hurricane season, our insurance costs will increase significantly after the end of our current policy period in June 2006. In addition, underwriters have imposed an aggregate limit for damage due to named wind storms in the U.S. Gulf of Mexico. However, due to higher dayrates, we expect our growth in revenues to continue to outpace our cost increases in 2006.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures about contingent assets and liabilities. We base these estimates and assumptions on historical experience and on various other information and assumptions that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as additional information is obtained, as more experience is acquired, as our operating environment changes and as new events occur.

Our critical accounting estimates are important to the portrayal of both our financial condition and results of operations and require us to make difficult, subjective or complex assumptions or estimates about matters that are uncertain. We would report different amounts in our consolidated financial statements, which could be material, if we used different assumptions or estimates. We have discussed the development and selection of our critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the disclosure presented below. During the past three fiscal years, we have not made any material changes in accounting methodology used to establish the critical accounting estimates for property and equipment, income taxes and contingent liabilities discussed below; however, as discussed in the amendment to our annual report on Form 10-K/A for the year ended December 31, 2004, we made a material change in accounting methodology used to establish the critical accounting estimates for certain interest rate swap and cap agreements.

We believe that the following are the critical accounting estimates used in the preparation of our consolidated financial statements. In addition, there are other items within our consolidated financial statements that require estimation.

Property and Equipment

Property and equipment comprise a significant amount of our total assets. We determine the carrying value of these assets based on property and equipment policies which incorporate our estimates, assumptions and judgments relative to the carrying value, remaining useful lives and salvage value of our rigs.

We depreciate our property and equipment over their estimated useful lives. The assumptions and judgments we use in determining the estimated useful lives of our rigs reflect both historical experience and expectations regarding future operations, utilization and performance. The use of different estimates, assumptions and judgments in the establishment of estimated useful lives, especially those involving our rigs, would likely result in materially different net book values of our property and equipment and results of operations.

Useful lives of rigs and related equipment are difficult to estimate due to a variety of factors, including technological advances that impact the methods or cost of oil and natural gas exploration and development, changes in market or economic conditions and changes in laws or regulations affecting the drilling industry. We evaluate the remaining useful lives of our rigs when certain events occur that directly impact our assessment of the remaining useful lives of the rig and include changes in operating condition, functional capability and market and economic factors. We also consider major capital upgrades required to perform certain contracts and the long-term impact of those upgrades on the future marketability when assessing the useful lives of individual rigs.

We review our property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of such assets or asset groups may not be recoverable. Indicators of possible impairment include extended periods of idle time and/or an inability to contract specific assets or groups of assets, such as a specific type of drilling rig, or assets in a specific geographical region. However, the drilling, workover and related service industries in which we operate are highly cyclical and it is not unusual to find that assets that were idle, under-utilized or contracted at sub-economic rates for significant periods of time resume activity at economic rates when market conditions improve. Additionally, most of our assets are mobile, and we may mobilize rigs from one market to another to improve utilization or realize higher dayrates.

Asset impairment evaluations are based on estimated future undiscounted cash flows of the assets being evaluated to determine the recoverability of carrying amounts. In general, analyses are based on expected costs, utilization and dayrates for the estimated remaining useful lives of the asset or group of assets being assessed. An impairment loss is recorded in the period in which it is determined that the aggregate carrying amount is not recoverable.

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

Income Taxes

Our income tax expense is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. We provide income taxes based on the tax laws and rates in effect in the countries in which operations are conducted and income is earned. The income tax rates and methods of computing taxable income vary substantially in each jurisdiction. Our income tax expense is expected to fluctuate from year to year as our operations are conducted in different taxing jurisdictions and the amount of pre-tax income fluctuates.

The determination and evaluation of our annual income tax provision involves the interpretation of tax laws in various jurisdictions in which we operate and requires significant judgment and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of income, deductions and tax credits. Changes in tax laws, regulations, agreements, treaties, foreign currency exchange restrictions or our levels of operations or profitability in each jurisdiction may impact our tax liability in any given year. While our annual tax provision is based on the information available to us at the time, a number of years may elapse before the ultimate tax liabilities in certain tax jurisdictions are determined.

Current income tax expense reflects an estimate of our income tax liability for the current year, withholding taxes, changes in prior year tax estimates as returns are filed, or from tax audit adjustments. Our deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reflected on the balance sheet. Valuation allowances are determined to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. To determine the amount of deferred tax assets and liabilities, as well as of the valuation allowances, we must make estimates and certain assumptions regarding future taxable income, including where the rigs are expected to be deployed, as well as other assumptions related to our future tax position. A change in such estimates and assumptions, along with any changes in tax laws, could require us to adjust the deferred tax assets, liabilities, or valuation allowances as discussed below.

As of December 31, 2005, we had a U.S. deferred tax asset of $246.1 million relating to $703.1 million of U.S. net operating loss (“NOL”) carryforwards. Due to our acquisition of Marine Drilling Companies in September 2001, certain NOL carryforwards are subject to limitations under Sections 382 and 383 of the U.S. Internal Revenue Code. The U.S. NOL carryforwards could expire starting in 2019 through 2025. We have a foreign deferred tax asset of $68.2 million relating to $211.1 million of foreign NOL carryforwards. These foreign NOL carryforwards include $91.3 million that do not expire and $119.8 million that could expire starting in 2006 through 2015. We have recognized a valuation allowance on substantially all of these foreign NOL carryforwards.

Our ability to realize the benefit of our deferred tax assets requires that we achieve certain future earnings levels prior to the expiration of our NOL carryforwards. We provide a valuation allowance for the deferred tax assets in certain taxing jurisdictions because the benefits of the NOL carryforwards will be realized only if we enter into additional profitable contracts in those jurisdictions. We have established a valuation allowance against the potential future tax benefit of a portion of our NOL carryforwards and could be required to record an additional valuation allowance if market conditions within certain tax jurisdictions deteriorate and future earnings do not meet our current expectations.

We have not provided for U.S. deferred taxes on the unremitted earnings of our foreign controlled subsidiaries that are permanently reinvested. If a distribution is made to us from the unremitted earnings of these subsidiaries, we could be required to record additional taxes. Because we cannot predict when, if at all, we will make a distribution of these unremitted earnings, we are unable to make a determination of the amount of unrecognized deferred tax liability.

As required by law, we file periodic tax returns that are subject to review and examination by various tax authorities within the jurisdictions in which we operate. We are currently contesting several tax assessments and may contest future assessments where we believe the assessments are in error. We cannot predict or provide assurance as to the ultimate outcome of existing or future tax assessments; however, we believe the ultimate resolution of outstanding tax assessments will not have a material adverse effect on our consolidated financial statements.

We do not believe that it is possible to reasonably estimate the potential impact of changes to the assumptions and estimates identified because the resulting change to our tax liability, if any, is dependent on numerous factors which cannot be reasonably estimated. These include, among other things, the amount and nature of additional taxes potentially asserted by local tax authorities; the willingness of local tax authorities to negotiate a fair settlement through an administrative process; the impartiality of the local courts; and the potential for changes in the tax paid to one country to either produce, or fail to produce, an offsetting tax change in other countries. Our experience has been that the estimates and assumptions we have used to provide for future tax assessments have been appropriate; however, past experience is only a guide and the tax resulting from the resolution of current and potential future tax controversies may have a material adverse effect on our consolidated financial statements.

Contingent Liabilities

We establish reserves for estimated loss contingencies when we believe a loss is probable and the amount of the loss can be reasonably estimated. Our contingent liability reserves relate primarily to litigation, personal injury claims and potential tax assessments (see “Income Taxes” above). Revisions to contingent liability reserves are reflected in income in the period in which different facts or information become known or circumstances change that affect our previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon our assumptions and estimates regarding the probable outcome of the matter. Should the outcome differ from our assumptions and estimates or other events result in a material adjustment to the accrued estimated reserves, revisions to the estimated reserves for contingent liabilities would be required and would be recognized in the period the new information becomes known.

Accounting for Interest Rate Swap and Cap Agreements

We use derivatives in the normal course of business to manage our exposure to fluctuations in interest rates. We have not designated our interest rate swap and cap agreements as hedging instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, we must determine the fair value of these agreements and record any changes to the fair value in our consolidated statements of operations. The determination of the fair value is complex and requires significant judgments and estimates, including the methodology of building a forward yield curve, the basis of discounting projected future cash flows and varying conventions in contract terms. The use of different estimates and assumptions could result in materially different fair values and could materially affect our results of operations.

Segment Review

The following table summarizes our average daily revenues and percentage utilization by type of offshore rig in our fleet for the years ended December 31:

	2005		2004		2003
	Average Daily		Average Daily		Average Daily
	Revenues(1)	Utilization(2)	Revenues(1)	Utilization(2)	Revenues(1)	Utilization(2)

Eastern Hemisphere:
Drillships/Semisubmersibles	$139,500	82%	$149,900	90%	$147,800	98%
Jackups	51,900	91	51,500	92	52,300	94
Tenders and Barges	52,500	88	41,200	76	38,600	76
Western Hemisphere:
Semisubmersibles	103,200	85	82,900	95	89,300	78
Jackups	38,800	95	40,300	97	36,300	99
Platforms	28,000	75	22,300	99	23,300	99
Barges	24,900	98	20,400	99	20,700	100
U.S. Gulf of Mexico:
Jackups	51,300	87	31,500	80	23,500	46
Platforms	23,100	54	20,000	72	18,500	27

(1)	Average daily revenues are based on total revenues for each type of rig divided by actual days worked by all rigs of that type. Average daily revenues will differ from average contract dayrate due to billing adjustments for any non-productive time, demobilization fees, mobilization fees, performance bonuses and charges to the customer for ancillary services.

(2)	Utilization is calculated as the total days worked divided by the total days in the period of determination.

Eastern Hemisphere

As of June 1, 2006, our Eastern Hemisphere segment comprised two ultra-deepwater drillships, five semisubmersible rigs, five jackup rigs, three tender-assisted rigs, one swamp barge rig, 10 land rigs and two rigs managed for other parties.

Drillships.  We have a 91% ownership interest in the joint venture that owns two ultra-deepwater drillships, the Pride Africa and the Pride Angola. The Pride Africa and Pride Angola are both working under long-term contracts that expire in January 2010 and June 2010, respectively. As a result, we are not able to take advantage of increased dayrates in the current market. In addition, the Pride Angola was out of service for approximately 45 days during the second quarter of 2005 undergoing its five year special periodic survey.

Semisubmersibles.  As 2005 began, all of our semisubmersibles were under contract and, due to the strengthening market in this segment, we mobilized the Pride South Seas from Mexico to South Africa in the first quarter of 2005. The rig started a contract in July 2005, following its special periodic survey, and is contracted through February 2007. After that contract expires, it is to be mobilized to West Africa for work under a contract with an initial term expiring in July 2007 at substantially increased dayrates. The customer for the Pride South Seas has an option to extend the contract until January 2008 under the same terms. In the third quarter of 2005, the Pride North America completed its commitment with a previous customer and was mobilized to the Mediterranean Sea for a two-year contract beginning in January 2006 at substantially higher dayrates. The rig was idle for 51 days in the first quarter of 2006 while experiencing mechanical difficulties with its subsea control system. After completion of repairs to the subsea control system, the rig resumed normal operations in late April 2006. The Pride North Sea completed its contract in February 2006 and entered the shipyard to complete its special periodic survey. Following the special periodic survey, the rig began working in April 2006 on a series of contracts, with options, in the Mediterranean Sea at increased dayrates expected to be completed by July 2007. The Pride South Pacific was out of service for approximately 60 days during the second quarter of 2005 to undergo its five year special periodic survey, after which the rig began working offshore West Africa on a series of contracts through March 2007. The Pride Venezuela completed its contract in January 2006 and entered into a one well contract in the Mediterranean Sea that expired in May 2006. The rig is currently in the shipyard to complete its special periodic survey and upgrades. The Pride Venezuela, following its shipyard work, will mobilize to West Africa for an 18 month contract, with a six month option, at substantially higher dayrates.

Jackups.  The market for jackups in the Eastern Hemisphere continued to improve during 2005 due to strong demand. We believe that the markets will continue to stay strong in 2006; however, competitors have mobilized additional jackups into the Middle East, West Africa and Southeast Asia markets and there are approximately 50 newbuild jackups to be delivered in 2006 through 2009 which we believe will likely be marketed in these regions. The Pride Montana and the Pride North Dakota are operating offshore Saudi Arabia under three year contracts expiring in June 2007 and May 2008, respectively. The customer for the Pride Montana and the Pride North Dakota holds one year and two years of options, respectively, for these rigs at moderate dayrate increases. The Pride Pennsylvania is working offshore India under a contract expiring in September 2006, after which it is to begin a three-year contract at substantially higher dayrates. The Pride Cabinda is working offshore Angola under a renewed contract with a moderately increased dayrate through October 2007. The Pride Hawaii is operating offshore Southeast Asia under a series of contracts that expire in January 2007, after which it is to be mobilized to offshore India to operate under a contract that expires in April 2010. In the first quarter of 2006, we sold the Pride Rotterdam, an accommodation unit that had been working in the North Sea under a contract that expired in March 2007, for approximately $53.2 million. We sold the Pride Ohio in the first quarter of 2005.

Tenders and Barges.  The market for tenders and barges improved during 2005. After a delay due to civil disruption, the Pride Ivory Coast started its new contract in March 2005, which is set to expire in August 2007. The Alligator is working in West Africa under a contract that expires in June 2007. The Barracuda completed its contract that expired in March 2006, after which it began a new contract at an increased dayrate that expires in December 2007. The Bintang Kalimantan completed its contract in March 2006 and is now available. We sold the Piranha and the Ile de Sein in 2005.

Managed Rigs.  We provide labor and management services for the Kizomba A and Kizomba B deepwater platform drilling rigs operating offshore Angola under management contracts that expire in 2008 and 2010, respectively.

Land-based Rigs.  Our land-based rigs include five rigs in Chad, two in Kazakhstan, one in Russia, one in Belgium and one in Pakistan. All but one of the rigs in Kazakhstan, the rig in Belgium and the rig in Russia are currently under contract. We expect to mobilize the idle Kazakhstan rig to Colombia during the second half of 2006.

Western Hemisphere

As of June 1, 2006, our Western Hemisphere segment comprised seven semisubmersible rigs, 11 jackup rigs, three platform rigs, two lake barge rigs and two managed rigs.

Semisubmersibles.  While the current Western Hemisphere market for intermediate water depth semisubmersible rigs is strengthening, we have experienced stronger demand in the Eastern Hemisphere. As a result, we mobilized the Pride Venezuela to Libya in the fourth quarter of 2004 and the Pride South Seas to South Africa in the first quarter of 2005. The Pride Rio de Janeiro and the Pride Portland, of which we own 30% through a joint venture, began operating under five-year contracts in Brazil. The Pride Rio de Janeiro commenced working under its contract in November 2005 following the completion of a one well contract, and the Pride Portland commenced working under its contract in October 2005. We have also entered into two year contract extensions at higher effective dayrates for the Pride Carlos Walter and the Pride Brazil for their contracts previously scheduled to be completed in June and July 2006, respectively. The Pride Carlos Walter is expected to be in the shipyard for its special periodic survey in the third quarter of 2006. The Pride Brazil completed its special periodic survey in the first quarter of 2006. The Pride South Atlantic is under contract for work through December 2006 on well-to-well contracts with various customers at increasing dayrates, following a planned life enhancement project, and the Pride South America and the Pride Mexico are contracted through February 2007 and April 2007, respectively. During the second quarter of 2005, the Pride South America was out of service for approximately 48 days for its planned maintenance and regulatory survey and the Pride Carlos Walter and Pride South Atlantic had a combined 55 days of unscheduled downtime for maintenance.

Jackups.  While the contracts for jackup rigs in the Mexican sector of the Gulf of Mexico tend to be longer in duration than those in the U.S. Gulf of Mexico, the pricing during 2005 was strongly correlated with pricing in the U.S. Gulf of Mexico. As a result, contracted rates in the Western Hemisphere increased throughout 2005 and have continued to improve in 2006. In July 2005, the Pride Texas began working in Mexico under a two year contract which expires in July 2007. The Pride California completed its current contract in June 2006. Upon completion of the contract, the Pride California is scheduled to begin a one-year contract in September 2006 at substantially higher rates following a planned life enhancement project. In the fourth quarter of 2005, we mobilized the Pride Alaska and the Pride Oklahoma to the U.S. Gulf of Mexico. The Pride Tennessee, which was operating under a contract scheduled to expire in June 2006, was removed from service in November 2005 and is expected to be in the shipyard for repairs and life enhancement upgrades through November 2006. The contract with the customer was terminated in April. The remaining jackups operating in the Western Hemisphere segment are operating under contracts that expire in late-2006 or later. Five of our jackups are scheduled for special periodic surveys, repairs and life enhancement projects during the second and third quarters of 2006.

Platforms.  Platform rigs 1002E, 1003E and 1005E, operating in Mexico, began new contracts in the 2005 at dayrates similar to or higher than the dayrates provided for in their previous contracts. These contracts expire in mid-2007.

Barges.  The Pride I and Pride II lake barges in Venezuela are operating under interim agreements on a well-to-well basis.

Managed Rigs.  The wells being drilled by the GP19 and GP20 have been completed and both rigs are being prepared for final delivery to the owner of the rigs.

U.S. Gulf of Mexico

As of June 1, 2006, our U.S. Gulf of Mexico segment comprised 12 jackup rigs and nine platform rigs. We also manage the drilling operations for two high specification deepwater platform rigs, the Holstein and the Mad Dog, under contracts that expire in April 2009 and September 2009, respectively, and one semisubmersible rig, Thunderhorse, under a contract that expires in April 2010. During 2005, demand for drilling services in the U.S. Gulf of Mexico continued to improve, resulting in higher revenues and earnings from operations.

Our U.S. Gulf of Mexico operations were impacted by Hurricane Ivan in 2004 and Hurricanes Katrina and Rita in August and September of 2005. In 2004, we recorded approximately $3.2 million of costs for damage to a platform rig sustained during Hurricane Ivan. After further assessment of the damaged rig, we recorded an additional $1.0 million impairment charge in the third quarter of 2005 related to the damage. During the third quarter of 2005, Hurricanes Katrina and Rita forced the evacuation of our rigs and caused only minor damage to platform Rig 210.

Jackups.  The market for jackups in the U.S. Gulf of Mexico has been significantly impacted by strong demand combined with a supply shortage, in part resulting from severe damage and total losses of drilling rigs caused by two major hurricanes in the region in 2005 and the redeployment of a number of jackups to international markets. In response to the improved rate environment that has existed in the U.S. Gulf of Mexico since the third quarter of 2004, we have reactivated our idle jackup rigs in our U.S. Gulf of Mexico fleet and currently have all of our available rigs under contract, including the Pride Wyoming and Pride Utah, which returned to work in April 2005 and June 2005, respectively. The Pride Wyoming was operating under a contract that expired in March 2006, after which it began a series of contracts expected to be completed by September 2006. The Pride Utah is under contract until August 2006. In addition, we mobilized the Pride Oklahoma and the Pride Alaska to the area in the fourth quarter of 2005. The Pride Alaska began a new contract in the fourth quarter of 2005 and is currently contracted for work in the U.S. Gulf of Mexico through August 2006. The Pride Oklahoma is currently in the shipyard undergoing repairs and life enhancement upgrades, which are expected to be completed in August 2006, after which it will commence operations under a contract that expires in February 2007. The remaining jackups operating in the U.S. Gulf of Mexico are operating under contracts that expire in the third quarter of 2006 or later. Due to supply shortages in the Gulf of Mexico, many operators are seeking multiple well or longer time commitments. In response to these requests, we have entered or plan to enter into one-year contracts for six jackup rigs which are indexed to current market rates.

Platforms.  We currently have four of our platform rigs working under short-term or well-to-well contracts. Despite the strong market performance of jackups in the U.S. Gulf of Mexico, the platform rig segment did not show significant improvement in utilization during 2005, and we do not expect significant improvement in utilization in 2006. The market for platform rigs differs from the jackup rig market because platform rigs require an extended time period for installation over a well.

Latin America Land

As of June 1, 2006, our Latin America Land segment comprised 208 land drilling and workover rigs operating in Argentina, Bolivia, Colombia, Mexico and Venezuela. During 2005, we experienced increased utilization of our land-based rigs, particularly in Colombia and Venezuela. We also experienced increased dayrates in Argentina, Venezuela and Colombia. In the first quarter of 2006, we exited the market in Brazil through the sale of the three rigs operating in that country.

E&P Services

We provide a variety of services to exploration and production companies in Argentina, Bolivia, Brazil, Colombia, Ecuador, Mexico, Peru and Venezuela through our E&P Services segment, including cementing, stimulation, fracturing, coil tubing, directional drilling, under-balanced drilling, nitrogen injection, carbon dioxide, production services and fishing services. We also manage integrated services projects in Argentina and other South American countries. During 2005, we experienced a high level of business activity. During 2006, we plan to concentrate on higher margin businesses, so we expect our growth in revenues may decrease. In addition, during 2005 we began to exit the market in Colombia by transferring equipment to Venezuela and Argentina, where the market is more favorable.

Discontinued Operations

The operations of the Technical Services group were concentrated on completing the final of four rigs pursuant to fixed-fee contracts to design, engineer, manage construction of and commission specialized drilling rigs for two of our significant customers. The first rig was completed and delivered in 2003, and the other three rigs were completed and delivered in 2004.

We experienced significant cost overruns on these projects, and the total costs on each of the four projects substantially exceeded contract revenues. We do not currently intend to enter into additional business of this nature. Accordingly, we have reported our fixed-fee rig construction business as discontinued operations in our results of operations. See Note 2 of our Notes to Consolidated Financial Statements in Item 8 of this annual report for additional information regarding discontinued operations.

Results of Operations

The discussion below relating to significant line items represents our analysis of significant changes or events that impact the comparability of reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items. Except to the extent that differences between operating segments are material to an understanding of our business taken as a whole, the discussion below is based on our consolidated financial results.

The following table presents selected consolidated financial information by reporting segment for the years ended December 31:

	2005	2004	2003
	(In millions)

Revenues:
Eastern Hemisphere	$596.9	$556.3	$625.5
Western Hemisphere	482.4	461.5	379.0
U.S. Gulf of Mexico	266.0	134.0	89.0
Latin America Land	495.2	389.8	344.4
E&P Services	192.4	158.9	122.1
Corporate and Other	0.4	11.7	5.8

Total	2,033.3	1,712.2	1,565.8

Operating costs, excluding depreciation and amortization:
Eastern Hemisphere	359.6	317.5	345.0
Western Hemisphere	335.8	277.5	221.7
U.S. Gulf of Mexico	163.1	108.0	90.7
Latin America Land	374.5	308.2	272.6
E&P Services	153.2	126.1	98.0
Corporate and Other	2.1	9.5	11.8

Total	1,388.3	1,146.8	1,039.8

Depreciation and amortization	257.2	265.3	250.9
General and administrative, excluding depreciation and amortization	97.7	74.8	56.3
Impairment charges	1.0	24.9	—
(Gain) loss on sales of assets	(36.1)	(48.6)	0.4

Earnings from operations	325.2	249.0	218.4
Interest expense	(88.1)	(103.3)	(116.0)
Refinancing charges	—	(36.3)	(6.4)
Interest income	2.1	3.9	3.2
Other income, net	9.5	0.5	5.3

Income from continuing operations before income taxes and minority interest	248.7	113.8	104.5
Income taxes	(100.7)	(61.7)	(34.0)
Minority interest	(19.7)	(24.5)	(22.5)

Income from continuing operations	$128.3	$27.6	$48.0

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues.  Revenues for 2005 increased $321.1 million, or 18.8%, compared with 2004. All operating segments experienced increased revenues as demand for drilling and related services continued to increase. We moved certain rigs between segments in order to capitalize on potential dayrate increases in certain markets.

Despite asset sales and downtime for upgrades and special periodic surveys, the Eastern Hemisphere revenues increased primarily due to higher revenues from managed platform rigs. The increase in revenues for the Western Hemisphere segment was primarily due to higher revenues from its managed rigs. Our U.S. Gulf of Mexico segment continued to improve its revenues due to higher revenues from managed rigs and improved dayrates and utilization, particularly in the jackup market. Revenues from our Latin America Land segment increased due to stronger demand and higher utilization and increased pricing. Revenues increased in our E&P segment due to increased activity in Mexico, Brazil and Venezuela and a high level of integrated services work in Argentina and Brazil.

Operating Costs.  Operating costs for 2005 increased $241.5 million, or 21.1% compared with 2004, primarily due to (1) increased utilization in our Latin America Land segment driven by stronger demand and (2) increased activity in our E&P services segment. Higher labor costs for oilfield personnel also contributed to the increase in operating costs, as the competition for experienced oilfield workers continued to drive up wages and salaries. Operating costs as a percentage of revenues were 68.3% and 67.0% for 2005 and 2004, respectively. This increase results primarily from an increase in the amount of operations performed on managed rigs, as these contracts typically have lower operating margins.

Operating costs for the Eastern Hemisphere segment increased primarily due to increased utilization of the semisubmersible fleet and increased costs from managed platform rigs. Operating costs for our Western Hemisphere segment increased primarily due to our managed rigs, including the Pride Rio de Janeiro and the Pride Portland, which commenced operations in 2005. Operating costs for our U.S. Gulf of Mexico segment increased primarily due to our managed rigs.

Depreciation and Amortization.  Depreciation and amortization expense for 2005 decreased $8.1 million, or 3.1%, compared with 2004 primarily due a decrease in the number of rigs we own. During 2005, we sold a jackup rig, two tender-assisted barge rigs and six land rigs.

General and Administrative.  General and administrative expenses for 2005 increased $22.9 million, or 30.6%, compared with 2004. The increase was primarily due to (1) charges of $10.8 million related to severance in connection with the termination of the employment of various key employees and the retirement of a director, (2) increased audit and professional fees and (3) increased compensation costs due to increased staffing. We anticipate that we will incur a material amount of expenses for 2006 to conduct our ongoing investigation described under “— FCPA Investigation” above.

(Gain) Loss on Sale of Assets, Net.  We had net gains on sales of assets of $36.1 million in 2005 primarily due to the sale of one jackup rig, two tender-assisted barge rigs and six land rigs. We had net gains on sales of assets of $48.6 million in 2004 primarily due to the sale of three jackup rigs.

Interest Expense.  Interest expense for 2005 decreased by $15.2 million, or 14.7%, compared with 2004 primarily due to lower total debt levels resulting from the repayment of debt during 2004 and 2005. Included in 2005 are charges of $3.6 million related to the write-off of deferred financing costs as a result of the prepayment of the senior secured term loan.

Other Income, Net.  Other income, net for 2005 increased by $9.0 million from $0.5 million for 2004 to $9.5 million for 2005. The increase was primarily due to (1) a $1.2 million increase in net foreign exchange gains in 2005 compared with 2004, (2) a $4.5 million increase in mark-to-market gains and cash settlements on interest rate swap and cap agreements and (3) a $3.3 million increase in other income.

Income Taxes.  Our consolidated effective tax rate for 2005 was 40.5% as compared with 54.3% for 2004. The lower rate in 2005 compared with 2004 was primarily due to debt refinancing charges in 2004 that reduced income without a proportional reduction to income taxes, and an increase in 2005 taxable income in foreign jurisdictions with low or zero effective tax rates. These reductions were partially offset by an increase in 2005 taxable income in high effective tax rate countries, and an increase in U.S. tax on certain foreign earnings.

Minority Interest.  Minority interest in 2005 decreased $4.8 million, or 19.6%, compared with 2004 primarily due to lower income from our joint venture that owns the Pride Angola due to it being out of service for approximately 45 days to undergo its special periodic survey and increased interest expense on the joint venture’s debt which was refinanced and increased in 2004, partially offset by an increase in minority interest related to the mark-to-market gains on interest rate swap and cap agreements. As a result of our acquisition in December 2005 of an additional 40% interest in our joint venture companies that manage our Angolan operations from our partner, we expect substantially lower minority interest in future periods from the joint venture.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues.  Revenues for 2004 increased $146.4 million, or 9.3%, compared with 2003. The increase was primarily due to increased activity offshore Mexico in our Western Hemisphere segment, improved dayrates and utilization of the jackup and platform rig fleets in the U.S. Gulf of Mexico, improved rig activity in our Latin America Land segment and the growth of the E&P Services segment due to increased utilization and pricing driven by stronger demand. These increases in revenues were partially offset by revenue declines in the Eastern Hemisphere segment due to the lower dayrates for several semisubmersible rigs that were recontracted at lower rates prior to the market upturn for such rigs, downtime on the drillship the Pride Africa and four jackups as the rigs underwent their special periodic surveys and upgrades, and the tender-assisted rig the Pride Ivory Coast being out of service for the entire year. Additionally, 2003 benefited from $45.9 million of up front fees recognized over the terms of the contracts for our Kazakhstan land rigs.

Operating Costs.  Operating costs for 2004 increased $107.0 million, or 10.3%, compared with 2003. The increase was due primarily to increased activity offshore Mexico in our Western Hemisphere segment, improved utilization of the jackup and platform fleet in the U.S. Gulf of Mexico, improved rig activity in our Latin America Land segment and the growth of the E&P Services segment. These increases in costs were partially offset by cost declines in the Eastern Hemisphere segment due to the lower utilization resulting from the weak market for semisubmersible rigs.

Depreciation and Amortization.  Depreciation and amortization expense for 2004 increased $14.4 million, or 5.8%, compared with 2003 primarily due to incremental depreciation on upgrades for rigs relocated to Mexico and on other rig refurbishments and upgrades in late 2003 and in 2004.

General and Administrative.  General and administrative expenses for 2004 increased $18.6 million, or 33.0%, compared with 2003. The increase was primarily due to increased audit and other professional fees due to compliance with the Sarbanes-Oxley Act of 2002 and other projects, charges related to executive severance costs of $3.9 million and increases in staffing due to an increase in business activity.

Impairment Charges.  In 2004, we recognized an impairment charge of $24.9 million related to the retirement of 16 stacked land rigs and nine stacked shallow water platform rigs and the impairment of an inactive land rig and other equipment.

(Gain) Loss on Sale of Assets, Net.  We had net gains on sales of assets of $48.6 million in 2004 primarily due to the sale of three jackup rigs.

Interest Expense.  Interest expense for 2004 decreased by $12.7 million, or 10.9%, compared with 2003 primarily due to a reduction in the weighted average interest rate of our debt as a result of debt refinancings in the last half of 2003 and in 2004.

Refinancing Charges.  Refinancing charges for 2004 increased by $29.9 million, or 467.2%, compared with 2003 principally due to refinancing charges associated with the retirement of debt obligations in July 2004.

Other Income, Net.  Other income, net for 2004 decreased by $4.8 million from $5.3 million for 2003 to $0.5 million for 2004. This decrease was primarily due to a $7.7 million decrease in net foreign exchange gains in 2004 compared with 2003, partially offset by a $4.4 million decrease in mark-to-market losses and cash settlements on interest rate swap and cap agreements.

Income Taxes.  Our consolidated effective tax rate for 2004 was 54.3% as compared with 32.5% for 2003. The higher rate in 2004 was primarily due to the following: (1) debt refinancing charges reducing income without a proportional reduction to income taxes; (2) an increase in taxable income in high effective tax rate countries; (3) lower taxable income in foreign jurisdictions with low or zero effective tax rates; and (4) U.S. tax on certain foreign earnings.

Minority Interest.  Minority interest in 2004 increased $2.0 million, or 8.9%, compared with 2003 primarily due to the (1) commencement of operations of a deepwater platform rig in November 2003, which is managed by a joint venture in Angola; (2) strong operating performance of the Pride Angola and the Pride Africa, which are owned and operated by a joint venture in Angola; (3) a reduction in interest expense in the joint venture following the April 2004 refinancing of our drillship loan facility at lower interest rates; and (4) mark-to-market adjustments on interest rate swap and cap agreements.

Liquidity and Capital Resources

Our objective in financing our business is to maintain adequate financial resources and access to additional liquidity. During 2005, cash flows from operations, borrowings under our senior secured revolving credit facility and proceeds from asset sales and stock option exercises were the principal sources of funding. We anticipate that cash on hand, cash flows from operations and borrowings under our senior secured revolving credit facility will be adequate to fund normal ongoing capital expenditures, working capital needs and debt service requirements in 2006. Our $500.0 million senior secured revolving credit facility provides back-up liquidity in the event of an unanticipated significant demand on cash that would not be funded by operations.

Our capital allocation process is focused on utilizing cash flows generated from operations in ways that enhance the value of our company. In 2005, we used cash for a variety of activities including working capital needs, repayment of indebtedness, acquisitions and purchases of property and equipment.

Sources and Uses of Cash — 2005 versus 2004

Cash and cash equivalents, including restricted cash, totaled $46.9 million at December 31, 2005 compared with $47.0 million at December 31, 2004. For 2005, net cash provided by operating activities was $321.9 million as compared with $337.1 million for 2004. The decrease in net cash provided from operations was primarily due to an $83.3 million increase in working capital, primarily driven by an increase in accounts receivable, partially offset by an increase in net income.

Purchases of property and equipment totaled $157.2 million and $136.7 million for 2005 and 2004, respectively. The majority of these expenditures related to capital expenditures incurred in connection with new contracts and other sustaining capital projects. In 2004, we purchased the Pride Ivory Coast tender-assisted drilling rig for $16.0 million.

Proceeds from dispositions of property and equipment were $121.2 million and $73.5 million for 2005 and 2004, respectively. Included in the proceeds for 2005 was $114.5 million related to the sale of one jackup rig, two tender-assisted rigs and six land rigs. Included in the proceeds for 2004 was $71.0 million related to the sale of three jackup rigs.

In December 2005, we acquired an additional 40% interest in our joint venture companies that manage our Angolan operations from our partner, the national oil company of Angola, for $170.9 million in cash. In addition, we paid $4.5 million to an affiliate of our partner for termination of certain agreements related to the operation of the joint venture. We funded the purchase price and the termination payment with borrowings under our senior secured revolving credit facility.

We received proceeds of $124.9 million and $1.5 million from the issuance of common stock in 2005 and 2004, respectively. The proceeds for 2005 included $123.6 million (before offering costs) related to the public offering of 6.0 million shares of common stock. We used the net proceeds from the offering to purchase an equal number of shares of our common stock from three affiliated investment funds at a price per share equal to the proceeds per share that we received from the offering. The shares repurchased from the funds were subsequently retired. We also received proceeds of $91.2 million and $10.1 million from the exercise of stock options in 2005 and 2004, respectively.

Debt, including current maturities, totaled $1,244.8 million at December 31, 2005 compared with $1,725.2 million at December 31, 2004. During 2005, we engaged in the following financing transactions:

•	The holders of our 2 1/2% Convertible Senior Notes due 2007 converted substantially all of the $300.0 million outstanding principal amount of the notes into approximately 18.2 million shares of our common stock. We redeemed the remaining principal amount of the notes for cash.

•	We completed the repayment of the senior secured term loan in full and recognized charges of $3.6 million to write off the unamortized portion of the deferred finance costs at the time of the early repayment.

Sources and Uses of Cash — 2004 versus 2003

Cash and cash equivalents, including restricted cash, totaled $47.0 million at December 31, 2004 compared with $108.0 million at December 31, 2003. For 2004, net cash provided by operating activities was $337.1 million compared with $118.8 million for 2003. The increase in net cash provided from operating activities was primarily due to an increase in net income adjusted for non-cash items, such as an impairment charge of $24.9 million and a $44.2 million increase in deferred taxes, partially offset by a $60.1 million increase in working capital.

Purchases of property and equipment totaled $136.7 million and $232.5 million for 2004 and 2003, respectively. The majority of these expenditures related to various rig upgrades in connection with new contracts as contracts expired during the year and sustaining other capital projects. In 2004, we purchased the Pride Ivory Coast tender-assisted drilling rig for $16.0 million. In 2003, we upgraded certain rigs for work in Kazakhstan and Mexico for $118.5 million and we purchased the Pride Mexico for $12.2 million.

Proceeds from dispositions of property and equipment were $73.5 million and $1.3 million for 2004 and 2003, respectively. Included in the proceeds for 2004 was $71.0 million related to the sale of three jackup rigs.

We received proceeds of $10.1 million and $3.8 million from the exercise of stock options in 2004 and 2003, respectively. In addition, we received $1.5 million and $16.2 million from the issuance of common stock in 2004 and 2003, respectively.

Debt, including current maturities, totaled $1,725.2 million at December 31, 2004 compared with $1,993.8 million at December 31, 2003. During 2004, we engaged in the following financing transactions:

•	We entered into senior secured credit facilities consisting of a $300.0 million term loan and a $500.0 million revolving credit facility. Proceeds from the term loan and initial borrowings of approximately $95.0 million under the revolving credit facility were used to refinance amounts outstanding under our other credit facilities.

•	We completed a private offering of $500.0 million principal amount of 7 3/8% Senior Notes due 2014. We used the net proceeds from the offering of the notes of $491.1 million (after discounts but before other expenses) to retire $175.0 million aggregate principal amount of our 9 3/8% Senior Notes due 2007 and $200.0 million aggregate principal amount of our 10% Senior Notes due 2009, together with the applicable prepayment premium and accrued and unpaid interest, and to retire other indebtedness, including $85.9 million of our 9% Senior Convertible Notes due 2004. In connection with the retirement of the 2007 notes and the 2009 notes, we purchased a total of $110.6 million aggregate principal amount of the 2007 notes and $127.6 million aggregate principal amount of the 2009 notes at 37.5 basis points above their respective redemption prices. The remaining notes were redeemed at redemption prices of 101.563% of the principal amount of the 2007 notes and 105.000% of the principal amount of the 2009 notes, in each case plus accrued and unpaid interest to the redemption date.

•	We completed a refinancing of our existing drillship loan facilities through our consolidated joint venture company that owns the drillships the Pride Africa and the Pride Angola. The new drillship loan facility provides for a total credit commitment of $301.4 million. Funds at closing, together with $15.4 million of previously restricted cash held by the joint venture, were used to (1) refinance the outstanding principal balance on the prior drillship loans of $172.6 million, (2) repay $103.6 million of loans due to us from the joint venture company, (3) repay $10.0 million of indebtedness of the joint venture company to the joint venture partner, and (4) pay loan transaction costs of $3.1 million. We used the funds paid to us to reduce our other outstanding debt and to improve liquidity.

•	We repaid the outstanding aggregate principal amount of $138.5 million due under the semisubmersible loans that had originally financed the construction of the Pride Carlos Walter and Pride Brazil.

Working Capital

As of December 31, 2005, we had working capital of $213.8 million compared with $130.5 million as of December 31, 2004. These amounts included an aggregate of short-term borrowings and current portion of long-term debt of $59.7 million and $41.6 million, an aggregate of cash and cash equivalents and restricted cash of $46.9 million and $47.0 million, accounts receivable, net of $435.5 million and $329.3 million and accounts payable of $159.8 million and $162.6 million. The increase in working capital was attributable primarily to the effect of an increase in accounts receivable due to higher dayrates.

Credit Ratings

Our 7 3/8% Senior Notes due 2014 are rated Ba2 by Moody’s Investor Service, Inc. and BB- by both Standard & Poor’s Rating Services and Fitch Ratings. Moody’s has stated their ratings outlook is stable while Fitch has stated its ratings outlook is positive. Currently, S&P’s rating outlook is negative.

Available Credit Facilities

We currently have a $500.0 million senior secured revolving credit facility with a group of banks maturing in July 2009. Borrowings under the facility are available for general corporate purposes. We may obtain up to $100.0 million of letters of credit under the revolving credit facility. As of June 1, 2006, there were $120.0 million of borrowings and $18.4 million of letters of credit outstanding under the facility. Amounts drawn under the facility bear interest at variable rates based on LIBOR plus a margin or prime rate plus a margin. The interest rate margin varies based on our leverage ratio. As of June 1, 2006, the interest rate on the revolving credit facility was approximately 5.8%, and availability was approximately $361.6 million.

The facility is secured by first priority liens on certain of the existing and future rigs, accounts receivable, inventory and related insurance of our subsidiary Pride Offshore, Inc. (the borrower under the facility) and its subsidiaries, all of the equity of Pride Offshore and its domestic subsidiaries and 65% of the equity of certain of our foreign subsidiaries. We and certain of our domestic subsidiaries have guaranteed the obligations of Pride Offshore under the facility. We generally are required to repay the revolving loans, with a permanent reduction in availability under the revolving credit facility, with proceeds from a sale of or a casualty event with respect to collateral. The facility contains a number of covenants restricting, among other things, redemption and repurchase of our indebtedness; distributions, dividends and repurchases of capital stock and other equity interests; acquisitions and investments; asset sales; capital expenditures; indebtedness; liens and affiliate transactions. The facility also contains customary events of default, including with respect to a change of control. In March 2006, we obtained a waiver from the lenders through June 30, 2006 related to the late filing of this annual report and our quarterly report on Form 10-Q for the quarter ended March 31, 2006.

In November 2005, we amended the facility to provide (1) the release of certain rigs as collateral and (2) the allowance for a reduction in the applicable LIBOR margins for borrowings under the facility and a reduction in the letter of credit and commitment fees in the event we achieve specified lower leverage ratios.

Other Outstanding Debt

As of December 31, 2005, we had $500.0 million principal amount of 7 3/8% Senior Notes due 2014 outstanding. The notes provide for semiannual interest payments and contain provisions that limit our ability and the ability of our subsidiaries to enter into transactions with affiliates; pay dividends or make other restricted payments; incur debt or issue preferred stock; incur dividend or other payment restrictions affecting our subsidiaries; sell assets; engage in sale and leaseback transactions; create liens; and consolidate, merge or transfer all or substantially all of our assets. Many of these restrictions will terminate if the notes are rated investment grade by either S&P or Moody’s and, in either case, the notes have a specified minimum rating by the other rating agency. We are required to offer to repurchase the notes in connection with specified change in control events that result in a ratings decline.

As of December 31, 2005, we had $300.0 million principal amount of 3 1/4% Convertible Senior Notes due 2033 outstanding. The notes provide for semiannual interest payments and for the payment of contingent interest during any six-month interest period commencing on or after May 1, 2008 for which the trading price of the notes for each of the five trading days immediately preceding such period equals or exceeds 120% of the principal amount of the notes. Beginning May 5, 2008, we may redeem any of the notes at a redemption price of 100% of the principal amount redeemed plus accrued and unpaid interest. In addition, noteholders may require us to repurchase the notes on May 1 of 2008, 2010, 2013, 2018, 2023 and 2028 at a repurchase price of 100% of the principal amount redeemed plus accrued and unpaid interest. We may elect to pay all or a portion of the repurchase price in common stock instead of cash, subject to certain conditions. The notes are convertible under specified circumstances into shares of our common stock at a conversion rate of 38.9045 shares per $1,000 principal amount of notes (which is equal to a conversion price of $25.704), subject to adjustment. Upon conversion, we will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and common stock.

Because we have not filed our quarterly report on Form 10-Q for the quarter ended March 31, 2006, we currently are not in compliance with the financial reporting covenants in our indentures governing the 2014 notes and the 2033 notes. There is at least a 30-day cure period following notice from the trustee or the requisite holders of the notes. If we are not able to file our quarterly report within the applicable cure period, an event of default would be triggered under the indentures, which could have a material adverse effect on us. We currently expect to be able to file our quarterly report prior to the end of any applicable cure period.

Our drillship loan facility is collateralized by the two drillships, the Pride Africa and the Pride Angola, and the proceeds from the related drilling contracts. The drillship loan facility matures in September 2010 and amortizes quarterly. The drillship loan facility is non-recourse to us and the joint owner. The drillship loan bears interest at LIBOR plus 1.50%. As a condition of the loan, we maintain interest rate swap and cap agreements with the lenders. In accordance with the debt agreements, certain cash balances are held in trust to assure that timely interest and principal payments are made. As of December 31, 2005 and 2004, $1.8 million and $9.9 million, respectively, of such cash balances, which amount is included in restricted cash, was held in trust and is not available for our use.

In February 1999, we completed the sale and leaseback of the Pride South America semisubmersible drilling rig with an unaffiliated leasing trust pursuant to which we received $97.0 million. We consolidate the leasing trust’s assets and liabilities, which comprise the Pride South America rig and the associated note payable. As of December 31, 2005 and 2004, the carrying amount of the note payable was approximately $72.3 million and $77.9 million, respectively. The note payable is collateralized by the Pride South America. The note payable bears interest at 9.35% and requires quarterly interest payments. We have the right to prepay the semisubmersible loan in August 2007.

Off-Balance Sheet Arrangement

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

In 2005, we entered into five-year contracts for each of the Pride Portland and the Pride Rio de Janeiro to operate in Brazil. In order to obtain use of these semisubmersible drilling rigs, we entered into lease agreements with the joint venture company that require all revenues from the operations of the rigs, less operating costs and a management fee, to be paid to the joint venture companies in the form of lease payments. In addition, the agreements require the joint venture to provide us with working capital necessary to operate the rigs, to fund capital improvements to the rigs and to fund any cash deficits incurred. During 2005, we incurred lease expense of $18.6 million for the two rigs.

Additionally, we recognized revenues from the joint venture of approximately $16.6 million and $11.3 million during 2005 and 2004, respectively, for managing the rigs prior to commencement of the drilling contracts, which approximated the costs we incurred to provide such management.

In the event that the joint venture company does not generate sufficient funds from operations to finance its costs and its debt service obligations, the joint venture partners would, if they choose to maintain the joint venture, need to advance further funds to the joint venture company since the joint venture company would have no alternative source of funds to allow it to make such payments. Principal and interest payments totaling $43.7 million are due in 2006. We advanced the joint venture company $18.9 million during 2005 for our share of operating costs and debt service payments.

If the joint venture company failed to cover its debt service requirements or otherwise breached the MARAD financing documents in certain respects, a default would occur under the fixed rate notes guaranteed by MARAD. MARAD would then be entitled to foreclose on the mortgages related to the Pride Portland and the Pride Rio de Janeiro and take possession of the two rigs. In this event, the rigs may not be available for us to perform our obligations under the five-year contracts described above. As of December 31, 2005, our investment in the joint venture was approximately $66.3 million, including capitalized interest of $9.0 million.

We incorporate by reference in response to this item the information set forth in Notes 5 and 14 of our Notes to Consolidated Financial Statements included in Item 8 of this annual report.

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

We expect our purchases of property and equipment for 2006 to be approximately $310 million. These purchases are expected to be used primarily for various rig upgrades in connection with new contracts as contracts expire during the year and other sustaining capital projects.

We anticipate making income tax payments of approximately $100 million to $115 million in 2006.

We may redeploy additional assets to more active regions if we have the opportunity to do so on attractive terms. We frequently bid for or negotiate with customers regarding multi-year contracts that could require significant capital expenditures and mobilization costs. We expect to fund project opportunities primarily through a combination of working capital, cash flow from operations and borrowings under our senior secured revolving credit facility.

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

We are actively pursuing options for maximizing the value of our Latin America land and E&P services operations. All options are being considered, including sales to strategic buyers and capital market alternatives. We may ultimately decide to pursue a course of action other than a disposition of these operations; however, if we do pursue a disposition, we may be unable to complete a transaction, including through capital market alternatives, on terms we find acceptable or at all.

In addition to the matters described in this “— Liquidity and Capital Resources” section, please read “— Segment Review” for additional matters that may have a material impact on our liquidity.

Contractual Obligations

In the table below, we set forth our contractual obligations as of December 31, 2005. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their duration and other factors. The contractual obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

		Less than	1 — 3	4 — 5	After
	Total	1 Year	Years	Years	5 Years
	(In millions)

Principal payments on long-term debt(1)	$1,247.2	$57.5	$428.6	$241.2	$519.9
Interest payments on long-term debt(2)	449.9	76.2	135.8	88.9	149.0
Operating lease obligations(3)	23.2	3.2	5.1	4.4	10.5
Purchase obligations(4)	5.9	2.0	3.9	—	—
Other long-term liabilities(5)	2.9	1.3	1.4	0.2	—

Total	$1,729.1	$140.2	$574.8	$334.7	$679.4

(1)	Amounts represent the expected cash payments for our total long-term debt and do not reflect any unamortized discount.

(2)	Amounts represent the expected cash payments for interest on our long-term debt based on the interest rates in place and amounts outstanding at December 31, 2005.

(3)	We enter into operating leases in the normal course of business. Some lease agreements provide us with the option to renew the leases. Our future operating lease payments would change if we exercised these renewal options and if we entered into additional operating lease agreements.

(4)	Purchase obligations relate to our contracts for software license fees.

(5)	Amounts represent other long-term liabilities, including the current portion, related to severance and termination benefits and capital leases.

In the normal course of business with customers, vendors and others, we have entered into letters of credit and surety bonds as security for certain performance obligations which totaled approximately $140.5 million at December 31, 2005. These letters of credit and surety bonds are issued under a number of facilities provided by several banks and are not normally called as we typically comply with the underlying performance requirement.

New Accounting Pronouncements

In December 2004, the Emerging Issues Task Force (“EITF”) Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, became effective for reporting periods ending after December 31, 2004. EITF Issue No. 04-8 concluded that contingently convertible debt instruments (“Co-Cos”) should be included in diluted earnings per share computations regardless of whether the contingent feature has been met. Accordingly, Co-Cos should be accounted for as convertible debt for purposes of calculating diluted EPS. Our 3 1/4% Convertible Senior Notes due 2033 that were issued in April 2003 contain a contingent conversion feature based on a measure that has not been met. The effect of the dilution, if any, from the assumed conversion of the 3 1/4% Convertible Senior Notes has been included in our diluted earnings per share computations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued the revised SFAS No. 123, Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the SEC adopted a rule allowing companies to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005, which for us will be effective beginning January 1, 2006. We have adopted the provisions of SFAS No. 123R effective January 1, 2006 using the modified prospective application. Under the modified prospective method, we will expense the value of employee stock options and similar awards for our share-based awards, including employee stock purchase plans, that are granted, modified or settled in cash after January 1, 2006. For those share-based awards granted prior to January 1, 2006 but for which the vesting period is not complete, we will account for such awards using the grant-date fair values previously calculated for our SFAS 123 pro forma disclosures. The compensation cost will be recognized over the remaining vesting period and will include the related tax effects. Based on recent stock option issuances, we estimate incremental after-tax expense for the year ending December 31, 2006 related to the adoption of SFAS 123(R) of approximately $5.1 million. The impact that the adoption of SFAS 123(R) will have on our consolidated results of operations will vary depending upon the number of options granted in subsequent periods.

In December 2004, the FASB issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), which provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We have elected not to repatriate capital in this manner.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 1, 2006. The adoption did not have a material impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that would otherwise require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 also amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will adopt SFAS No. 155 on January 1, 2007. We do not expect the adoption to have a material impact on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included in this annual report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

•	market conditions, expansion and other development trends in the contract drilling industry;

•	our ability to enter into new contracts for our rigs and future utilization rates and contract rates for rigs;

•	future capital expenditures and investments in the construction, acquisition and refurbishment of rigs (including the amount and nature thereof and the timing of completion thereof);

•	future asset sales and repayment of debt;

•	potential sales of, or other capital market alternatives regarding, our Latin America land and E&P services businesses;

•	adequacy of funds for capital expenditures, working capital and debt service requirements;

•	future income tax payments and the utilization of net operating loss carryforwards;

•	business strategies;

•	expansion and growth of operations;

•	our expectations regarding the availability and costs of insurance coverages for our rigs;

•	future exposure to currency devaluations or exchange rate fluctuations;

•	expected outcomes of legal and administrative proceedings, including our ongoing investigation into improper payments to foreign government officials, and their expected effects on our financial position, results of operations and cash flows;

•	future operating results and financial condition; and

•	the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including those described in “Risk Factors” in Item 1A of this annual report and the following:

•	general economic and business conditions;

•	prices of oil and natural gas and industry expectations about future prices;

•	cost overruns related to our turnkey contracts;

•	foreign exchange controls and currency fluctuations;

•	political stability in the countries in which we operate;

•	the business opportunities (or lack thereof) that may be presented to and pursued by us;

•	the limited number of strategic buyers available for our Latin America land and E&P services businesses;

•	changes in laws or regulations; and

•	the validity of the assumptions used in the design of our disclosure controls and procedures.

Most of these factors are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in these statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. These risks arise primarily as a result of potential changes in the fair market value of financial instruments that would result from adverse fluctuations in interest rates and foreign currency exchange rates as discussed below. We may enter into derivative financial instrument transactions to manage or reduce market risk, but do not enter into derivative financial instrument transactions for speculative purposes.

Interest Rate Risk.  We are exposed to interest rate risk through our fixed rate long-term debt. Typically, the fair market value of fixed rate long-term debt will increase as prevailing interest rates decrease and will decrease as prevailing interest rates increase. The fair value of our long-term debt is estimated based on quoted market prices where applicable, or based on the present value of expected cash flows relating to the debt discounted at rates currently available to us for long-term borrowings with similar terms and maturities. The estimated fair value of our long-term debt as of December 31, 2005 and 2004 was $1,397.1 million and $1,862.0 million, respectively, which was more than its carrying value as of December 31, 2005 and 2004 of $1,244.8 million and $1,725.2 million, respectively. A hypothetical 10% decrease in interest rates relative to market interest rates at December 31, 2005 would increase the fair market value of our long-term debt at December 31, 2005 by approximately $17.8 million.

As of December 31, 2005, we held interest rate swap and cap agreements relating to the drillship loan facility as required by the lenders. We have not designated these interest rate swap and cap agreements as hedging instruments in accordance with SFAS No. 133. Accordingly, the interest rate swap and cap agreements are marked-to-market with realized and unrealized gains and losses recorded in our consolidated statements of operations. As of December 31, 2005, the fair value of the interest rate swap and cap agreements was an asset of $5.3 million.

Foreign Currency Exchange Rate Risk.  We operate in a number of international areas and are involved in transactions denominated in currencies other than the U.S. dollar, which expose us to foreign currency exchange rate risk. We utilize local currency borrowings and the payment structure of customer contracts to selectively reduce our exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currencies. We did not enter into any forward exchange or option contracts in 2005 and 2004, but continue to monitor our exposure to foreign currency exchange risk. We do not hold or issue foreign currency forward contracts, option contracts or other derivative financial instruments for speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pride International, Inc.:

We have audited the accompanying consolidated balance sheet of Pride International, Inc. as of December 31, 2005, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pride International, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pride International, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 28, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

KPMG LLP

Houston, Texas
June 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pride International, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting for the year ended December 31, 2005, that Pride International, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2005:

The Company did not maintain a control environment in which the Company’s operations management effectively set a proper ethical tone within the Company’s operations organization to instill an attitude of compliance and control awareness. These conditions resulted in an environment in which it is likely that certain members of the Company’s senior operations management either were aware, or should have been aware, that improper payments to foreign governmental officials were made or proposed to be made through collusion by the Company’s personnel and outside vendors to circumvent controls designed to prevent the misappropriation of assets. This material weakness results in more than a remote likelihood that a material misstatement of the Company’s annual or interim consolidated financial statements would not be prevented or detected.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended of Pride International, Inc. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated June 28, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Pride International, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Pride International, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

KPMG LLP

Houston, Texas
June 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pride International, Inc:

In our opinion, the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of two years in the period ended December 31, 2004 present fairly, in all material respects, the financial position of Pride International, Inc. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements included in the 2004 Form 10-K/A (not presented herein), the Company has restated its 2004 and 2003 financial statements.

PricewaterhouseCoopers LLP

Houston, Texas
March 25, 2005, except for the restatement discussed in the third and fourth paragraphs of Note 2 to the consolidated financial statements included in the 2004 Form 10-K/A (not presented herein) as to which the date is January 24, 2006

Pride International, Inc.

Consolidated Balance Sheets

	December 31,
	2005	2004
	(In millions, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$45.1	$37.1
Restricted cash	1.8	9.9
Trade receivables	435.5	329.3
Parts and supplies	70.2	66.7
Prepaid expenses and other current assets	135.7	116.6

Total current assets	688.3	559.6
Property and equipment	4,762.0	4,714.9
Less accumulated depreciation	1,580.3	1,433.1

Property and equipment, net	3,181.7	3,281.8

Investments in and advances to affiliates	68.0	46.9
Goodwill	68.5	68.5
Other assets	80.0	85.2

Total assets	$4,086.5	$4,042.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$57.5	$39.3
Short-term borrowings	2.2	2.3
Accounts payable	159.8	162.6
Accrued expenses	255.0	224.9

Total current liabilities	474.5	429.1
Other long-term liabilities	69.3	36.2
Long-term debt, net of current portion	1,187.3	1,685.9
Deferred income taxes	71.7	61.0
Minority interest	24.3	113.5
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 50.0 shares authorized; none issued	—	—
Common stock, $0.01 par value; 400.0 shares authorized; 161.8 and 137.0 shares issued; 161.1 and 136.5 shares outstanding	1.6	1.4
Paid-in capital	1,743.6	1,277.1
Treasury stock, at cost	(5.5)	(4.4)
Retained earnings	522.5	440.8
Accumulated other comprehensive income	2.3	2.9
Unearned compensation	(5.1)	(1.5)

Total stockholders’ equity	2,259.4	1,716.3

Total liabilities and stockholders’ equity	$4,086.5	$4,042.0

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2005	2004	2003
	(In millions, except per share amounts)

Revenues	$2,033.3	$1,712.2	$1,565.8
Operating costs, excluding depreciation and amortization	1,388.3	1,146.8	1,039.8
Depreciation and amortization	257.2	265.3	250.9
General and administrative, excluding depreciation and amortization	97.7	74.8	56.3
Impairment charges	1.0	24.9	—
(Gain) loss on sales of assets, net	(36.1)	(48.6)	0.4

Earnings from operations	325.2	249.0	218.4
Interest expense	(88.1)	(103.3)	(116.0)
Refinancing charges	—	(36.3)	(6.4)
Interest income	2.1	3.9	3.2
Other income, net	9.5	0.5	5.3

Income from continuing operations before income taxes and minority interest	248.7	113.8	104.5
Income taxes	(100.7)	(61.7)	(34.0)
Minority interest	(19.7)	(24.5)	(22.5)

Income from continuing operations	128.3	27.6	48.0
Income (loss) from discontinued operations	0.3	(17.7)	(64.0)

Net income (loss)	$128.6	$9.9	$(16.0)

Basic earnings per share:
Income from continuing operations	$0.84	$0.20	$0.35
Income (loss) from discontinued operations	—	(0.13)	(0.47)

Net income (loss)	$0.84	$0.07	$(0.12)

Diluted earnings per share:
Income from continuing operations	$0.80	$0.20	$0.35
Income (loss) from discontinued operations	—	(0.13)	(0.41)

Net income (loss)	$0.80	$0.07	$(0.06)

Shares used in per share calculations:
Basic	152.5	135.8	134.7
Diluted	172.6	137.3	154.7

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.

Consolidated Statements of Stockholders’ Equity

							Accumulated
							Other
							Comprehensive		Total
	Common Stock		Paid-in	Treasury Stock		Retained	Income	Unearned	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss)	Compensation	Equity
	(In millions)

Balance, December 31, 2002	134.5	$1.3	$1,237.1	0.4	$(4.4)	$446.9	$(3.8)	$—	$1,677.1
Comprehensive loss
Net loss						(16.0)
Amortization of Statement of Financial Accounting Standards (“SFAS”) No. 133 transition adjustment							0.1
Foreign currency translation							3.5
Total comprehensive loss									(12.4)
Issuance of common stock in connection with Direct Stock Purchase Plan	0.8		15.0						15.0
Other issuance of common stock	0.1		1.3						1.3
Exercise of stock options	0.4		3.8						3.8
Tax benefit on non-qualified stock options			0.5						0.5
Stock option compensation			3.4						3.4

Balance, December 31, 2003	135.8	1.3	1,261.1	0.4	(4.4)	430.9	(0.2)	—	1,688.7
Comprehensive income
Net income						9.9
Amortization of SFAS No. 133 transition adjustment							0.1
Foreign currency translation							3.0
Total comprehensive income									13.0
Exercise of stock options	1.0	0.1	10.0						10.1
Tax benefit on non-qualified stock options			1.7						1.7
Other issuance of common stock	0.1		1.3						1.3
Issuance of restricted stock	0.1		2.8					(2.8)
Amortization of unearned compensation								0.6	0.6
Acceleration of restricted stock vesting								0.7	0.7
Stock option compensation			0.2						0.2

Balance, December 31, 2004	137.0	1.4	1,277.1	0.4	(4.4)	440.8	2.9	(1.5)	1,716.3
Comprehensive income
Net income						128.6
Foreign currency translation							(0.6)
Total comprehensive income									128.0
Exercise of stock options	6.3		91.2						91.2
Tax benefit on non-qualified stock options			21.8						21.8
Conversion of convertible debentures	18.2	0.2	297.6						297.8
Other issuance of common stock			1.3						1.3
Issuance of common stock through public offering	6.0		123.6						123.6
Repurchase and retirement of common stock	(6.0)		(76.7)			(46.9)			(123.6)
Issuance of restricted stock	0.3		7.1	—	(1.1)			(7.1)	(1.1)
Amortization of deferred compensation								1.9	1.9
Acceleration of restricted stock vesting								1.6	1.6
Stock option compensation			0.6						0.6

Balance, December 31, 2005	161.8	$1.6	$1,743.6	0.4	$(5.5)	$522.5	$2.3	$(5.1)	$2,259.4

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
	(In millions)

Cash flows from operating activities:
Net income (loss)	$128.6	$9.9	$(16.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	257.2	265.3	250.9
Discount amortization	0.2	0.1	1.8
Amortization and write-offs of deferred financing costs	7.2	20.7	8.2
Impairment charges	1.0	24.9	—
(Gain) loss on sale of assets	(36.1)	(48.6)	0.4
Tax benefit on non-qualified stock options	21.8	1.7	0.5
Equity in earnings of affiliates	(1.6)	—	—
Deferred income taxes	8.3	2.4	(41.8)
Minority interest	19.7	24.5	22.5
Stock-based compensation	4.1	0.2	3.4
Amortization of SFAS No. 133 transition adjustment	—	0.2	0.2
Gain on mark-to-market of derivatives	(5.1)	(15.7)	(9.3)
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	(106.2)	42.2	(112.4)
Parts and supplies	(3.5)	5.6	(8.8)
Prepaid expenses and other current assets	(16.9)	50.7	6.1
Other assets	0.7	13.5	24.4
Accounts payable	(12.9)	1.4	(7.0)
Accrued expenses	40.2	(45.3)	37.2
Other liabilities	15.2	(16.6)	(41.5)

Net cash flows from operating activities	321.9	337.1	118.8

Cash flows from investing activities:
Purchases of property and equipment	(157.2)	(136.7)	(232.5)
Proceeds from dispositions of property and equipment	121.2	73.5	1.3
Investments in and advances to affiliates	(19.4)	(12.9)	(4.4)
Purchase of net assets of acquired entities, including acquisition costs, less cash acquired	(170.9)	—	—

Net cash flows from investing activities	(226.3)	(76.1)	(235.6)

Cash flows from financing activities:
Repayments of borrowings	(886.3)	(2,472.0)	(2,355.3)
Proceeds from debt borrowings	698.8	2,170.7	2,080.9
Proceeds from issuance of convertible senior debentures	—	—	300.0
Repayment of joint venture partner debt	—	(10.0)	—
Debt finance costs	(0.7)	(22.2)	(7.6)
Decrease in restricted cash	8.1	28.9	13.9
Repurchase of common stock	(123.6)	—	—
Proceeds from exercise of stock options	91.2	10.1	3.8
Proceeds from issuance of common stock	124.9	1.5	16.2

Net cash flows from financing activities	(87.6)	(293.0)	51.9

Increase (decrease) in cash and cash equivalents	8.0	(32.0)	(64.9)
Cash and cash equivalents, beginning of year	37.1	69.1	134.0

Cash and cash equivalents, end of year	$45.1	$37.1	$69.1

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.

Notes to Consolidated Financial Statements

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Pride International, Inc. (“Pride”, “we,” “our,” or “us”) is a leading international provider of contract drilling and related services, operating both offshore and on land. We provide contract drilling services to oil and natural gas exploration and production companies through the use of mobile offshore and land-based drilling rigs in U.S. offshore, international offshore and international land markets.

Basis of Presentation

The consolidated financial statements include the accounts of Pride and all entities that we control by ownership of a majority voting interest as well as variable interest entities for which we are the primary beneficiary. Investments over which we have the ability to exercise significant influence over operating and financial policies, but do not hold a controlling interest, are accounted for using the equity method of accounting. Investments in which we do not exercise significant influence are accounted for using the cost method of accounting.

In accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (revised December 2003), we are the primary beneficiary of the unaffiliated trust with which we completed the sale and leaseback of the Pride South America semisubmersible drilling rig in February 1999. Accordingly, the assets and liabilities and revenues and expenses of the trust have been included in the accompanying consolidated financial statements.

All significant intercompany transactions and balances have been eliminated in consolidation. In the Notes to Consolidated Financial Statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise noted.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Conditions Affecting Ongoing Operations

Our current business and operations are substantially dependent upon conditions in the oil and natural gas industry and, specifically, the exploration and production expenditures of oil and natural gas companies. The demand for contract drilling and related services is influenced by, among other things, oil and natural gas prices, expectations about future prices, the cost of producing and delivering oil and natural gas, government regulations and local and international political and economic conditions. There can be no assurance that current levels of exploration and production expenditures of oil and natural gas companies will be maintained or that demand for our services will reflect the level of such activities.

Revenue Recognition

We recognize revenue as services are performed based upon contracted dayrates and the number of operating days during the period. Revenue from turnkey contracts is based on percentage of completion. Mobilization fees received and costs incurred in connection with a customer contract to mobilize a rig from one geographic area to another are deferred and recognized on a straight-line basis over the term of such contract, excluding any option periods. Costs incurred to mobilize a rig without a contract are expensed as incurred. Fees received for capital improvements to rigs are deferred and recognized on a straight-line basis over the period of the related drilling contract. The costs of such capital improvements are capitalized and depreciated over the useful lives of the assets.

Pride International, Inc.

Notes to Consolidated Financial Statements — (Continued)

Rig Construction Contracts

We have historically constructed drilling rigs only for our own use. However, in 2001, at the request of some of our significant customers, we entered into fixed-fee contracts to design, construct and mobilize specialized drilling rigs through our technical services group. We also entered into separate contracts to operate the rigs on behalf of the customers. Construction contract revenues and related costs were recognized under the percentage-of-completion method of accounting using measurements of progress toward completion appropriate for the work performed, such as man hours, costs incurred or physical progress. Accordingly, we reviewed contract price and cost estimates periodically as the work progressed and reflected adjustments in income to recognize income proportionate to the percentage of completion in the case of projects showing an estimated profit at completion and to recognize the entire amount of the loss in the case of projects showing an estimated loss at completion. To the extent these adjustments resulted in an increase in previously reported losses or a reduction in or an elimination of previously reported profits with respect to a project, we recognized a charge against current earnings. We have discontinued our fixed-fee rig construction business. See Note 2.

Cash and Cash Equivalents

We consider all highly liquid debt instruments having maturities of three months or less at the date of purchase to be cash equivalents.

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

For financial reporting purposes, depreciation of property and equipment is provided using the straight-line method based upon expected useful lives of each class of assets. Expected useful lives of the assets for financial reporting purposes are as follows:

Years

Rigs and rig equipment	5 - 25
Transportation equipment	3 - 7
Buildings and improvements	10 - 20
Furniture and fixtures	5

Rigs and rig equipment have salvage values not exceeding 20% of the cost of the rig or rig equipment.

Interest is capitalized on construction-in-progress at the weighted average cost of debt outstanding during the period of construction or at the interest rate on debt incurred for construction.

We assess the recoverability of the carrying amount of property and equipment if certain events or changes occur, such as significant decrease in market value of the assets or a significant change in the business conditions in a particular market. In 2005, we recognized an impairment charge of $1.0 million related to damage a platform rig sustained in 2004. In 2004, we recognized an impairment charge of $24.9 million related to retiring 16 stacked land rigs and nine shallow water platform rigs and a loss on impairment of an inactive land rig and other equipment.

Pride International, Inc.

Notes to Consolidated Financial Statements — (Continued)

Investments and Advances to Affiliates

We periodically assess the recoverability of our investments in affiliates. If an identified event or change in circumstances requires an impairment evaluation, we assess fair value based on valuation methods as appropriate, including discounted cash flows, estimates of sales proceeds and external appraisals, as appropriate.

Goodwill

Goodwill is not amortized. All goodwill is assigned to reporting units, which we have determined are the same as our reporting segments. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we perform an annual impairment test of goodwill in each of our reporting units as of December 31, or more frequently if circumstances indicate that impairment may exist. Such tests include comparing the fair value of a reporting unit with its carrying value, including goodwill. Impairment assessments are performed using a variety of methodologies, including cash flows analysis and estimates of market value. There were no impairments in 2005 or 2004 at our reporting units related to the annual impairment test.

The changes in the carrying value of goodwill by reporting segment are as follows:

		Latin
	U. S. Gulf	America	E&P
	of Mexico	Land	Services	Total

Balance as of December 31, 2003	$1.5	$17.5	$50.1	$69.1
Earnout payment adjustment	—	—	(2.1)	(2.1)
Purchase price adjustments	—	—	1.5	1.5

Balance as of December 31, 2004	1.5	17.5	49.5	68.5

Balance as of December 31, 2005	$1.5	$17.5	$49.5	$68.5

In 2004, we reduced the carrying amount of goodwill recorded in our April 2000 acquisition of Servicios Especiales San Antonio S.A. (“San Antonio”) by $2.1 million. The seller of San Antonio was entitled to four “earnout” payments of up to $3.0 million each on the first four anniversary dates of the closing if San Antonio’s revenues from services provided to the seller and its affiliates exceeded specified levels during the 12 calendar months ending immediately prior to the relevant anniversary date. The revenue level for the fourth anniversary earnout payment resulted in a pro-rated earnout payment of $0.9 million.

Rig Certifications

We are required to obtain certifications from various regulatory bodies in order to operate our offshore drilling rigs and must maintain such certifications through periodic inspections and surveys. The costs associated with obtaining and maintaining such certifications, including inspections and surveys, and drydock costs to the rigs are deferred and amortized over the corresponding certification periods.

We expended $17.2 million, $17.4 million and $20.2 million during 2005, 2004 and 2003, respectively, in obtaining and maintaining such certifications. As of December 31, 2005 and 2004, the deferred and unamortized portion of such costs on our balance sheet was $40.0 million and $42.5 million, respectively. The portion of the costs that are expected to be amortized in the 12 month periods following each balance sheet date are included in other current assets on the balance sheet and the costs expected to be amortized after more than 12 months from each balance sheet date are included in other assets. The costs are amortized on a straight-line basis over the period of validity of the certifications obtained. These certifications are typically for five years, but in some cases are for shorter periods. Accordingly, the remaining useful lives for these deferred costs are up to five years.

Pride International, Inc.

Notes to Consolidated Financial Statements — (Continued)

Derivative Financial Instruments

We have entered into derivative financial instruments to economically limit our exposure to changes in interest rates. Our policies do not permit the use of derivative financial instruments for speculative purposes. As of December 31, 2005, we had not designated any of our derivative financial instruments as hedging instruments as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the changes in fair value of the derivative financial instruments are recorded in “Other income, net” in our consolidated statement of operations.

Income Taxes

We recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the asset is recovered or the liability is settled. A valuation allowance for deferred tax assets is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We provide income taxes based upon the tax laws and rates in effect in the countries in which operations are conducted and income is earned. Accordingly, there is no expected relationship between the provision for or benefit from income taxes and income from continuing operations before income taxes and minority interest because the countries in which we operate have taxation regimes that vary not only with respect to nominal rate, but also in terms of the availability of deductions, credits and other benefits. Variations also arise because income earned and taxed in any particular country or countries may fluctuate from year to year.

Foreign Currency Translation

We have designated the U.S. dollar as the functional currency for most of our operations in international locations because we contract with customers, purchase equipment and finance capital using the U.S. dollar. In those countries where we have designated the U.S. dollar as the functional currency, certain assets and liabilities of foreign operations are translated at historical exchange rates, revenues and expenses in these countries are translated at the average rate of exchange for the period, and all translation gains or losses are reflected in the period’s results of operations. In those countries where the U.S. dollar is not designated as the functional currency, revenues and expenses are translated at the average rate of exchange for the period, assets and liabilities are translated at end of period exchange rates and all translation gains and losses are included in accumulated other comprehensive income (loss) within stockholders’ equity.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. We place our cash and cash equivalents in other high quality financial instruments. We limit the amount of credit exposure to any one financial institution or issuer. Our customer base consists primarily of major integrated and government-owned international oil companies, as well as smaller independent oil and gas producers. Management believes the credit quality of our customers is generally high. We provide allowances for potential credit losses when necessary.

Stock-Based Compensation

As allowed under SFAS No. 123, Accounting for Stock-Based Compensation, we have elected to account for our stock-based compensation using the intrinsic value method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, compensation expense is to be recognized for the difference between the quoted market price of the stock at

Pride International, Inc.

Notes to Consolidated Financial Statements — (Continued)

the measurement date less the amount, if any, the employee is required to pay for the stock. We have not recorded compensation expense for stock options granted because the exercise price for options granted is equal to the fair market value of our stock on the date of the grant.

If we had recognized compensation expense as if the fair value based method had been applied to all awards as provided under SFAS No. 123, our pro forma net income (loss), earnings per share (“EPS”) and stock-based compensation would have been as follows for the years ended December 31:

	2005	2004	2003

Net income (loss), as reported	$128.6	$9.9	$(16.0)
Add: Stock-based compensation included in reported net income (loss), net of tax	2.7	0.1	2.1
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(12.5)	(12.6)	(10.8)

Pro forma net income (loss)	$118.8	$(2.6)	$(24.7)

Basic EPS:
As reported	$0.84	$0.07	$(0.12)
Pro forma	$0.78	$(0.02)	$(0.18)
Diluted EPS:
As reported	$0.80	$0.07	$(0.06)
Pro forma	$0.74	$(0.02)	$(0.12)

These pro forma calculations may not be indicative of future amounts since additional awards in future years are anticipated.

Under SFAS No. 123, the fair value of stock-based awards is calculated using option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Our calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

	2005	2004	2003

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	30.7%	56.4%	62.6%
Risk-free interest rate	3.7%	3.3%	3.0%
Expected life	5 years	5 years	5 years
Weighted average fair value per share of options granted	$6.99	$9.28	$8.53

For the 2005 stock based awards, we re-evaluated our method of calculating the expected volatility of our stock price. In prior years, we used a volatility calculation based on the historical volatility of our stock over the historical period consistent with the expected life of the awards. Due to the significant changes in the Company’s capital structure, improved operating performance and the discontinuance of the fixed-fee rig construction business, we anticipate that the Company’s operating performance will be more consistent and this will have the impact of reducing the volatility of the Company’s stock price. Accordingly, we calculated the stock price volatility over the last year as we believe this provides a volatility assumption more consistent with our expectations of future volatility.

New Accounting Pronouncements

In December 2004, the Emerging Issues Task Force (“EITF”) Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, became effective for reporting periods ending after

Pride International, Inc.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2004. EITF Issue No. 04-8 concluded that contingently convertible debt instruments (“Co-Cos”) should be included in diluted earnings per share computations regardless of whether the contingent feature has been met. Accordingly, Co-Cos should be accounted for as convertible debt for purposes of calculating diluted EPS. Our 3 1/4% Convertible Senior Notes due 2033 that were issued in April 2003 contain a contingent conversion feature based on a measure that has not been met. The effect of the dilution, if any, from the assumed conversion of the notes has been included in our diluted earnings per share computations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued the revised SFAS No. 123, Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the U.S. Securities and Exchange Commission adopted a rule allowing companies to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005, which for us will be effective beginning January 1, 2006. We adopted the provisions of SFAS No. 123R effective January 1, 2006 using the modified prospective application. Under the modified prospective method, we will expense the value of employee stock options and similar awards for our share-based awards, including employee stock purchase plans, that are granted, modified or settled in cash after January 1, 2006. For those share-based awards granted prior to January 1, 2006 but for which the vesting period is not complete, we will account for such awards using the grant-date fair values previously calculated for our SFAS 123 pro forma disclosures. The compensation cost will be recognized over the remaining vesting period and will include the related tax effects. Based on recent stock option issuances, we estimate incremental after-tax expense for the year ending December 31, 2006 related to the adoption of SFAS 123(R) of approximately $5.1 million. The impact that the adoption of SFAS 123(R) will have on our consolidated results of operations will vary depending upon the number of options granted in subsequent periods.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 1, 2006. The adoption did not have a material impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that would otherwise require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 also amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will adopt SFAS No. 155 on January 1, 2007. We do not expect the adoption to have a material impact on our consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform with the current year presentation.

Pride International, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 2.	DISCONTINUED OPERATIONS

In 2001 and 2002, our Technical Services group entered into fixed-fee contracts to design, engineer, manage construction of and commission four deepwater platform drilling rigs for installation on spars and tension leg platforms. The first rig was completed and delivered in 2003, and the remaining three rigs were completed and delivered in 2004. In 2004, we discontinued this business and do not currently intend to enter into additional business of this nature. Accordingly, we have reported our fixed-fee rig construction business as discontinued operations on our consolidated statements of operations.

We recorded loss provisions of $27.3 million and $98.4 million in 2004 and 2003, respectively, relating to the construction of the rigs. The loss provision in 2004 principally consisted of additional provisions for higher commissioning costs for the rigs, the costs of settling certain commercial disputes and renegotiations of commercial terms with shipyards, equipment vendors and other subcontractors, completion issues at the shipyard constructing the final two rigs and revised estimates for other cost items. In 2005, we reduced our estimates for other cost items and recognized a gain of $0.5 million.

The operating results of the discontinued fixed-fee construction business were as follows for the years ended December 31:

	2005	2004	2003

Revenues	$1.3	$67.8	$123.9
Income (loss) before income taxes	$0.5	$(27.3)	$(98.4)
Income taxes	(0.2)	(9.6)	(34.4)

Income (loss) from discontinued operations	$0.3	$(17.7)	$(64.0)

NOTE 3.	ACQUISITION

In December 2005, we acquired an additional 40% interest in the joint venture companies that manage our Angolan operations from our partner Sonangol, the national oil company of Angola, for $170.9 million in cash, bringing our total ownership interest to 91%. Prior to the acquisition, we owned a 51% interest in the joint venture companies and fully consolidated the balance sheet and results of operations of the joint venture companies, with a provision for the minority interest for the 49% owned by Sonangol. The principal assets of the joint venture companies include the two ultra-deepwater drillships Pride Africa and Pride Angola, the jackup rig Pride Cabinda and management agreements for the deepwater platform rigs Kizomba A and Kizomba B. In addition, we paid $4.5 million to an affiliate of Sonangol for termination of certain agreements related to the operation of the joint venture.

The purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. As the acquisition cost was less than the fair value of the assets acquired and liabilities assumed, we recorded no goodwill related to the acquisition. We recorded $3.6 million as a contract-based intangible asset related to the management agreements for the Kizomba A and Kizomba B. This intangible asset will be amortized over the lives of the contracts. Additionally, as the current operating contracts for the Pride Africa and Pride Angola were unfavorable compared with current market rates, we recorded a deferred contract liability of $18.7 million which will be accreted to revenues over the remaining lives of the contracts. We increased the carrying values of the drillships and the jackup rig by $77.4 million to the fair values and we decreased our minority interest in the joint venture companies by $108.6 million.

Pride International, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2005	2004

Rigs and rig equipment	$4,556.8	$4,521.5
Transportation equipment	36.1	33.4
Buildings	43.2	41.0
Construction-in-progress	63.3	61.0
Land	8.7	8.5
Other	53.9	49.5

Total property and equipment	4,762.0	4,714.9
Accumulated depreciation and amortization	(1,580.3)	(1,433.1)

Property and equipment, net	$3,181.7	$3,281.8

During 2005, one of our foreign subsidiaries sold the jackup rig Pride Ohio and received $37.9 million in net proceeds, resulting in a pre-tax gain on the sale of $11.2 million. We also sold two tender-assisted barge rigs, the Piranha and the Ile de Sein, for total net proceeds of $45.6 million, resulting in a net pre-tax gain of $3.8 million. In addition, we sold six land rigs for net proceeds of $31.0 million and recognized a pre-tax gain of $18.8 million. The proceeds from these sales were used to repay debt.

During 2004, we sold a jackup rig, the Pride West Virginia, for $60.0 million. Additionally, we sold two stacked jackup rigs, the Pride Illinois and the Pride Kentucky, for $11.0 million. Proceeds from these transactions were used to repay debt.

Depreciation and amortization expense of property and equipment for 2005, 2004 and 2003 was $257.1 million, $265.2 million, and $250.7 million, respectively.

We capitalize interest applicable to the construction of significant additions to property and equipment. For 2005, 2004 and 2003, we capitalized interest of $0.5 million, $1.2 million and $1.2 million, respectively.

During 2005, 2004 and 2003, maintenance and repair costs included in operating costs on the accompanying consolidated statements of operations were $140.8 million, $115.7 million and $97.6 million, respectively.

NOTE 5.	INVESTMENTS IN AFFILIATES

We have investments in affiliates that are accounted for using the equity method of accounting.

We have a 30% interest in a joint venture company that owns two dynamically-positioned, deepwater semisubmersible drilling rigs, the Pride Portland and the Pride Rio de Janeiro. The joint venture company financed the cost of construction of these rigs through equity contributions and fixed rate notes, with repayment of the notes guaranteed by the United States Maritime Administration (“MARAD”). The notes are non-recourse to any of the joint venture partners.

We have entered into five year contracts for each of the Pride Portland and the Pride Rio de Janeiro to operate in Brazil. In order to obtain use of these semisubmersible drilling rigs, we entered into lease agreements with the joint venture company that require all revenues from the operations of the rigs, less operating costs and a management fee of $5,000 per day, to be paid to the joint venture company in the form of lease payments. The lease agreements also require the joint venture company to provide us with working capital necessary to operate the rigs, to fund capital improvements to the rigs and to fund any cash deficits incurred. During 2005, we incurred lease expense of $18.6 million for the two rigs.

Pride International, Inc.

Notes to Consolidated Financial Statements — (Continued)

Additionally, we recognized revenues from the joint venture company of $16.6 million and $11.3 million during 2005 and 2004, respectively, for managing the rigs prior to the commencement of the drilling contracts, which approximated the costs we incurred to provide such management.

In the event that the joint venture company does not generate sufficient funds from operations to finance its costs and its debt service obligations, the joint venture partners would, if they choose to maintain the joint venture, need to advance further funds to the joint venture company since the joint venture company would have no alternative source of funds to allow it to make such payments. Principal and interest payments totaling $43.7 million are due in 2006. We advanced the joint venture company $18.9 million during 2005 for our share of operating costs and debt service payments.

If the joint venture company failed to cover its debt service requirements or otherwise breached the MARAD financing documents in certain respects, a default would occur under the fixed rate notes guaranteed by MARAD. MARAD would then be entitled to foreclose on the mortgages related to the Pride Portland and the Pride Rio de Janeiro and take possession of the two rigs. In this event, the rigs may not be available for us to perform our obligations under the drilling contracts described above.

As of December 31, 2005, our investment in the joint venture company was approximately $66.3 million, including capitalized interest of $9.0 million.

We also have a 30% interest in United Gulf Energy Resource Co. SAOC-Sultanate of Oman, which owns 99.9% of National Drilling and Services Co. LLC (“NDSC”), an Omani company. NDSC owns and operates four land drilling rigs. As of December 31, 2005, our investment was $1.7 million.

NOTE 6.	INDEBTEDNESS

Short-Term Borrowings

As of December 31, 2005, we had agreements with several banks for uncollateralized short-term lines of credit totaling $26.8 million (substantially all of which are uncommitted), primarily denominated in U.S. dollars. These facilities renew periodically and bear interest at variable rates based on LIBOR. As of December 31, 2005, $2.2 million was outstanding under these facilities and $24.6 million was available for borrowings.

Long-Term Debt

Long-term debt consisted of the following at December 31:

	2005	2004

Senior secured term loan	$—	$279.3
Senior secured revolving credit facility	135.0	—
7 3/8% Senior Notes due 2014, net of unamortized discount of $2.4 million at December 31, 2005 and $2.5 million at December 31, 2004	497.6	497.5
2 1/2% Convertible Senior Notes due 2007	—	300.0
3 1/4% Convertible Senior Notes due 2033	300.0	300.0
Drillship loan facility due 2010	239.9	270.5
Semisubmersible loan due 2012	72.3	77.9

Total debt	1,244.8	1,725.2
Less current portion of long-term debt	57.5	39.3

Long-term debt	$1,187.3	$1,685.9

Pride International, Inc.

Notes to Consolidated Financial Statements — (Continued)

Senior Secured Credit Facilities

In July 2004, we entered into senior secured credit facilities consisting of a $300.0 million term loan and a $500.0 million revolving credit facility. Proceeds from the term loan and initial borrowings of approximately $95.0 million under the revolving credit facility were used to refinance amounts outstanding under our other credit facilities.

Amounts drawn under the revolving credit facility bear interest at variable rates based on LIBOR plus a margin or prime rate plus a margin. The interest rate margin varies based on our leverage ratio. The revolving credit facility expires in July 2009.

The facility is secured by first priority liens on certain of the existing and future rigs, accounts receivable, inventory and related insurance of our subsidiary, Pride Offshore, Inc. (“Pride Offshore”) (the borrower under the facility) and its subsidiaries, all of the equity of Pride Offshore and its domestic subsidiaries and 65% of the equity of certain of our foreign subsidiaries. We and certain of our domestic subsidiaries have guaranteed the obligations of Pride Offshore under the facility. We generally are required to repay the revolving loans, with a permanent reduction in availability under the revolving credit facility, with proceeds from a sale of or a casualty event with respect to collateral. The facility contains a number of covenants restricting, among other things, redemption and repurchase of our indebtedness; distributions, dividends and repurchases of capital stock and other equity interests; acquisitions and investments; asset sales; capital expenditures; indebtedness; liens and affiliate transactions. The facility also contains customary events of default, including with respect to a change of control. In March 2006, we obtained a waiver from the lenders through June 30, 2006 related to the late filing of our annual report on Form 10-K for the year ended December 31, 2005 and our quarterly report on Form 10-Q for the quarter ended March 31, 2006.

In November 2005, we amended the facility to provide (1) the release of certain rigs as collateral and (2) the allowance for a reduction in the applicable LIBOR margins for borrowings under the facility and a reduction in the letter of credit and commitment fees in the event we achieve specified lower leverage ratios.

During 2005, we repaid the senior secured term loan in full and recognized charges of $3.6 million to write off the unamortized portion of the deferred finance costs at the time of the early repayment.

Borrowings under the revolving credit facility are available for general corporate purposes. We may obtain up to $100.0 million of letters of credit under the facility. As of December 31, 2005, there were $135.0 million of borrowings and $18.4 million of letters of credit outstanding under the facility. As of December 31, 2005, the interest rate on the senior secured revolving credit facility was 7.25%, and availability was $346.6 million.

  7 3/8% Senior Notes due 2014

In July 2004, we completed a private offering of $500.0 million principal amount of 7 3/8% Senior Notes due 2014. The notes bear interest at 7.375% per annum. The notes contain provisions that limit our ability to enter into transactions with affiliates; pay dividends or make other restricted payments; incur debt or issue preferred stock; incur dividend or other payment restrictions affecting our subsidiaries; sell assets; engage in sale and leaseback transactions; create liens; and consolidate, merge or transfer all or substantially all of our assets. Many of these restrictions will terminate if the notes are rated investment grade by either Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. and, in either case, the notes have a specified minimum rating by the other rating agency. We are required to offer to repurchase the notes in connection with specified change in control events that result in a ratings decline. The notes are subject to redemption, in whole or in part, at our option at any time on or after July 15, 2009 at redemption prices starting at 103.688% of the principal amount redeemed and declining to 100% by July 15, 2012. Prior to July 15, 2009, we may redeem some or all of the notes at 100% of the principal amount plus a make-whole premium. Prior to July 15, 2007, we may also redeem up to 35% of the notes from the proceeds of certain equity offerings at a specified redemption price. We pay interest semiannually on the notes.

Pride International, Inc.

Notes to Consolidated Financial Statements — (Continued)

We used the net proceeds from the offering of the notes of $491.1 million (after discounts but before other expenses) to retire $175.0 million aggregate principal amount of our 9 3/8% Senior Notes due 2007 and $200.0 million aggregate principal amount of our 10% Senior Notes due 2009, together with the applicable prepayment premium and accrued and unpaid interest, and to retire other indebtedness, including $85.9 million of our 9% Senior Convertible Notes due 2004. In connection with the retirement of the 2007 notes and the 2009 notes, we purchased a total of $110.6 million aggregate principal amount of the 2007 notes and $127.6 million aggregate principal amount of the 2009 notes at 37.5 basis points above their respective redemptions prices. The remaining notes were redeemed August 6, 2004 at redemption prices of 101.563% of the principal amount of the 2007 notes and 105.000% of the principal amount of the 2009 notes, in each case plus accrued and unpaid interest to the redemption date.

In connection with the early retirement of the 2007 notes and the 2009 notes, including the redemption of the notes outstanding following completion of the tender offer, we recognized refinancing charges of $30.8 million in 2004, consisting of the tender offer premium, prepayment premiums and the write-off of unamortized deferred financing costs related to the retired debt.

  2 1/2% Convertible Senior Notes Due 2007

In 2002, we issued $300.0 million principal amount of 2 1/2% Convertible Senior Notes due 2007. The notes were convertible into our common stock at a conversion rate of 60.5694 shares of common stock per $1,000 principal amount, or $16.51 per share. In March and April 2005, the noteholders converted substantially all of the $300.0 million outstanding principal amount of the notes into approximately 18.2 million shares of our common stock. We redeemed the remaining principal amount of the notes on April 25, 2005.

  3 1/4% Convertible Senior Notes Due 2033

In 2003, we issued $300.0 million aggregate principal amount of 3 1/4% Convertible Senior Notes due 2033. The notes bear interest at a rate of 3.25% per annum. We also will pay contingent interest during any six-month interest period commencing on or after May 1, 2008 for which the trading price of the notes for each of the five trading days immediately preceding such period equals or exceeds 120% of the principal amount of the notes. Beginning May 5, 2008, we may redeem any of the notes at a redemption price of 100% of the principal amount redeemed plus accrued and unpaid interest. In addition, noteholders may require us to repurchase the notes on May 1 of 2008, 2010, 2013, 2018, 2023 and 2028 at a repurchase price of 100% of the principal amount redeemed plus accrued and unpaid interest. We may elect to pay all or a portion of the repurchase price in common stock instead of cash, subject to certain conditions. The notes are convertible under specified circumstances into shares of our common stock at a conversion rate of 38.9045 shares per $1,000 principal amount of notes (which is equal to a conversion price of $25.704), subject to adjustment. Upon conversion, we will have the right to deliver, in lieu of shares of our common stock, cash or a combination of cash and common stock.

Drillship Loan Facility

In April 2004, we completed a refinancing of our existing drillship loan facilities through our consolidated joint venture company that owns the Pride Africa and the Pride Angola. The new drillship loan facility is collateralized by the two drillships and the proceeds from the related drilling contracts and provides for a total credit commitment of $301.4 million. Funds at closing, together with $15.4 million of previously restricted cash held by the joint venture, were used to (1) refinance the outstanding principal balance on the prior drillship loans of $172.6 million, (2) repay $103.6 million of loans due to us from the joint venture company, (3) repay $10.0 million of indebtedness of the joint venture company to the joint venture partner, and (4) pay loan transaction costs of $3.1 million. We used the funds paid to us to reduce our other outstanding debt and to improve liquidity. The drillship loan facility matures in September 2010 and amortizes quarterly. The drillship loan facility is non-recourse to us and the joint owner.

Pride International, Inc.

Notes to Consolidated Financial Statements — (Continued)

The drillship loan facility bears interest at LIBOR plus 1.50%. As a condition of the loan, we maintain interest rate swap and cap agreements with the lenders. The effective rate at December 31, 2005 was 6.03%. In accordance with the debt agreements, certain cash balances are held in trust to assure that timely interest and principal payments are made. As of December 31, 2005 and 2004, $1.8 million and $9.9 million, respectively, of such cash balances, which amount is included in restricted cash, was held in trust and is not available for our use.

Semisubmersible Loans

In accordance with FIN No. 46R, we consolidate the debt related to the unaffiliated trust with which we completed the sale and leaseback of the Pride South America semisubmersible drilling rig. The loan is collateralized by the Pride South America, which has a carrying value of $66.5 million as of December 31, 2005 and is included in property and equipment on the consolidated balance sheet. The loan bears interest at 9.35% and requires quarterly interest payments.

In 2004, we repaid the outstanding aggregate principal amount of $138.5 million due under the semisubmersible loans that had originally financed the construction of the Pride Carlos Walter and Pride Brazil. In connection with the retirement of the semisubmersible loans, we recognized a charge of $5.5 million, including a write-off of deferred finance costs of $1.9 million and $3.6 million for the settlement of related interest rate swap agreements.

Future Maturities

Future maturities of long-term debt were as follows at December 31:

Amount

2006	$57.5
2007	62.2
2008	366.4
2009	203.7
2010	37.5
Thereafter	517.5

$1,244.8

NOTE 7.	FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

Our financial instruments include cash, receivables, payables and debt. Except as described below, the estimated fair value of such financial instruments at December 31, 2005 and 2004 approximate their carrying value as reflected in our consolidated balance sheets. The fair value of our debt has been estimated based on year-end quoted market prices.

The estimated fair value of our debt at December 31, 2005 and 2004 was $1,397.1 million and $1,862.0 million, respectively, which differs from the carrying amounts of $1,244.8 million and $1,725.2 million, respectively, included in our consolidated balance sheets.

Interest Rate Swap and Cap Agreements

We are subject to the risk of variability in interest payments on our floating rate debt, which includes the senior secured revolving credit facility and the drillship loan facility at December 31, 2005. The drillship loan facility requires the joint venture company that owns the Pride Africa and Pride Angola to maintain interest rate swap and

Pride International, Inc.

Notes to Consolidated Financial Statements — (Continued)

cap agreements. The drillship loan facility generally restricts the ability of the joint venture company to transfer, settle, sell, offset or amend the interest rate swap and cap agreements without the consent of the lenders.

As of December 31, 2005, we had not designated any of the interest rate swap and cap agreements as hedging instruments as defined by SFAS No. 133. Accordingly, the changes in fair value of the interest rate swap and cap agreements are recorded currently in earnings. We included the changes in the fair value on our interest rate swap and cap agreements of $4.0 million, $(0.3) million and $(4.6) million in our consolidated statements of operations for 2005, 2004 and 2003, respectively. Also included in our consolidated statements of operations is $(0.2) million and $(0.2) million for 2004 and 2003, respectively, related to the amortization of the SFAS No. 133 transition adjustment. The total aggregate fair value of the interest rate swap and cap agreements at December 31, 2005 and 2004 was an asset of $5.3 million and a net liability of $0.1 million, respectively.

Foreign Exchange Risks

Our operations are subject to foreign exchange risks, including the risks of adverse foreign currency fluctuations and devaluations and of restrictions on currency repatriation. We attempt to limit the risks of adverse currency fluctuations and restrictions on currency repatriation by obtaining contracts providing for payment in U.S. dollars or freely convertible foreign currency. To the extent possible, we seek to limit our exposure to local currencies by matching its acceptance thereof to its expense requirements in such currencies. Prior to 2004, we entered into forward exchange contracts and option contracts to manage foreign currency exchange risk principally associated with our Euro denominated expenses. We did not enter into any forward exchange or option contracts in 2005 or 2004, but continue to monitor our foreign exchange risk. The net realized and unrealized gains on all forward and option contracts included in our consolidated statements of operations for 2003 was approximately $1.2 million.

NOTE 8.	INCOME TAXES

The provision for income taxes on income from continuing operations is comprised of the following for the year ended December 31:

	2005	2004	2003

U.S.:
Current	$—	$—	$—
Deferred	29.3	(19.7)	(43.6)

Total U.S.	29.3	(19.7)	(43.6)
Foreign:
Current	71.0	47.0	43.3
Deferred	0.4	34.4	34.3

Total foreign	71.4	81.4	77.6

Income taxes	$100.7	$61.7	$34.0

Pride International, Inc.

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the differences between our income taxes computed at the U.S. statutory rate and our income taxes from continuing operations before income taxes and minority interest as reported is summarized as follows for the years ended December 31:

	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate

U.S. statutory rate	$87.0	35.0%	$39.8	35.0%	$36.6	35.0%
Taxes on foreign earnings at greater (lesser) than the U.S. statutory rate	17.0	6.8	21.8	19.2	(5.1)	(4.9)
Change in estimate	(3.1)	(1.3)	—	—	2.4	2.3
Other	(0.2)	—	0.1	0.1	0.1	0.1

Income taxes	$100.7	40.5%	$61.7	54.3%	$34.0	32.5%

In 2004, we had an effective tax rate above the U.S. statutory rate for taxes on foreign earnings due to the following: debt refinancing charges reducing income without a proportional reduction to income taxes; an increase in taxable income in high effective tax rate countries; lower taxable income in foreign jurisdictions with low or zero effective tax rates; and U.S. tax on certain foreign earnings.

The domestic and foreign components of income from continuing operations before income taxes and minority interest were as follows for the years ended December 31:

	2005	2004	2003

U.S.	$60.3	$(166.6)	$(159.1)
Foreign	188.4	280.4	263.6

Income from continuing operations before income taxes and minority interest	$248.7	$113.8	$104.5

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets were as follows at December 31:

	2005	2004

Deferred tax assets:
Operating loss carryforwards	$314.3	$316.5
Tax credit carryforwards	28.0	27.9
Other	11.3	3.1

Subtotal	353.6	347.5
Valuation allowance	(66.5)	(54.2)

Total	287.1	293.3
Deferred tax liabilities:
Depreciation	334.2	325.3
Other	17.4	24.2

Total	351.6	349.5

Net deferred tax liability(1)	$64.5	$56.2

(1)	The change in net deferred tax liability of $8.3 million between December 31, 2005 and 2004 differs by $21.0 million from the deferred tax expense of $29.3 million reported for 2005. This difference is caused

Pride International, Inc.

Notes to Consolidated Financial Statements — (Continued)

primarily by net tax return benefits from the exercise of non-qualified stock options that were charged to equity accounts.

Applicable U.S. deferred income taxes and related foreign dividend withholding taxes have not been provided on approximately $717.8 million of undistributed earnings and profits of our foreign subsidiaries. We consider such earnings to be permanently reinvested outside the United States. It is not practicable to estimate the amount of deferred income taxes associated with these unremitted earnings.

In December 2004, the FASB issued FASB Staff Position No. 109-2 (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We have elected not to repatriate capital in this manner.

As of December 31, 2005, we had deferred tax assets of $314.3 million relating to $914.2 million of net operating loss (“NOL”) carryforwards and had $28.0 million of non-expiring Alternative Minimum Tax (“AMT”) credits. The NOL carryforwards and AMT credits can be used to reduce our federal and foreign income taxes payable in future years. Our ability to realize the entire benefit of our deferred tax assets require that we achieve certain future earnings levels prior to the expiration of its NOL carryforwards. Our NOL carryforwards in the United States total $703.1 million and could expire starting in 2019 through 2025. Foreign NOL carryforwards include $91.3 million that do not expire and $119.8 million that could expire starting in 2006 through 2015. We have recognized a valuation allowance on substantially all of these foreign NOL carryforwards due to the uncertainty of realizing certain foreign NOL carryforwards. We could be required to record an additional valuation allowance against certain or all of our remaining deferred tax assets if market conditions deteriorate or future earnings are below current estimates.

In connection with the acquisition of Marine Drilling Companies, Inc. in September 2001, we determined that certain NOL carryforwards and AMT credits are subject to limitation under Sections 382 and 383 of the U.S. Internal Revenue Code as a result of the greater than 50% cumulative change in our ownership. Although the timing of when we can utilize NOL carryforwards may be limited, we have determined that such limitations should not affect our ability to realize the benefits of the deferred tax assets associated with such NOL carryforwards and AMT credits.

As required by law, we file periodic tax returns which are subject to review and examination by various tax authorities within the jurisdictions in which we operate. We are currently contesting several tax assessments and may contest future assessments where we believe the assessments are in error. We cannot predict or provide assurance as to the ultimate outcome of existing or future tax assessments. However, we believe the ultimate resolution of these tax assessments will not have a material adverse effect on our consolidated financial position. We may be required to post bonds in certain circumstances in the event we receive tax assessments and we elect to contest those assessments. Even if we are ultimately successful in sustaining our position, this may have an impact on our liquidity during the contest period.

NOTE 9.	STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 50.0 million shares of preferred stock with a par value $0.01 per share. Our Board of Directors has the authority to issue shares of preferred stock in one or more series and to fix the number of shares, designations and other terms of each series. The Board of Directors has designated 4.0 million shares of preferred

Pride International, Inc.

Notes to Consolidated Financial Statements — (Continued)

stock to constitute the Series A Junior Participating Preferred Stock in connection with our stockholders’ rights plan. As of December 31, 2005, no shares of preferred stock were outstanding.

Common Stock

In May 2005, we completed a public offering of approximately 6.0 million shares of our common stock. We used the net proceeds of approximately $123.6 million (before offering expenses) to purchase an equal number of shares of our common stock from three investment funds affiliated with First Reserve Corporation and First Reserve GP IX, Inc. at a price per share equal to the proceeds per share that we received from the offering. The shares repurchased from the funds were subsequently retired. There was no increase in the total number of shares outstanding of our common stock resulting from the transactions.

Stockholders’ Rights Plan

We have a preferred share purchase rights plan. Under the plan, each share of common stock includes one right to purchase preferred stock. The rights will separate from the common stock and become exercisable (1) ten days after public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% of our outstanding common stock or (2) ten business days following the start of a tender offer or exchange offer that would result in a person’s acquiring beneficial ownership of 15% of our outstanding common stock. A 15% beneficial owner is referred to as an “acquiring person” under the plan.

Our Board of Directors can elect to delay the separation of the rights from the common stock beyond the ten-day periods referred to above. The plan also confers on the board the discretion to increase or decrease the level of ownership that causes a person to become an acquiring person. Until the rights are separately distributed, the rights will be evidenced by the common stock certificates and will be transferred with and only with the common stock certificates.

After the rights are separately distributed, each right will entitle the holder to purchase from us one one-hundredth of a share of Series A Junior Participating Preferred Stock for a purchase price of $50. The rights will expire at the close of business on September 30, 2011, unless we redeem or exchange them earlier as described below.

If a person becomes an acquiring person, the rights will become rights to purchase shares of our common stock for one-half the current market price, as defined in the rights agreement, of the common stock. This occurrence is referred to as a “flip-in event” under the plan. After any flip-in event, all rights that are beneficially owned by an acquiring person, or by certain related parties, will be null and void. Our Board of Directors has the power to decide that a particular tender or exchange offer for all outstanding shares of our common stock is fair to and otherwise in the best interests of our stockholders. If the board makes this determination, the purchase of shares under the offer will not be a flip-in event.

If, after there is an acquiring person, we are acquired in a merger or other business combination transaction or 50% or more of our assets, earning power or cash flow are sold or transferred, each holder of a right will have the right to purchase shares of the common stock of the acquiring company at a price of one-half the current market price of that stock. This occurrence is referred to as a “flip-over event” under the plan. An acquiring person will not be entitled to exercise its rights, which will have become void.

Until ten days after the announcement that a person has become an acquiring person, our Board of Directors may decide to redeem the rights at a price of $0.01 per right, payable in cash, shares of common stock or other consideration. The rights will not be exercisable after a flip-in event until the rights are no longer redeemable.

At any time after a flip-in event and prior to either a person’s becoming the beneficial owner of 50% or more of the shares of common stock or a flip-over event, our Board of Directors may decide to exchange the rights for shares

Pride International, Inc.

Notes to Consolidated Financial Statements — (Continued)

of common stock on a one-for-one basis. Rights owned by an acquiring person, which will have become void, will not be exchanged.

NOTE 10.	EARNINGS PER SHARE

Basic earnings per share from continuing operations has been computed based on the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share from continuing operations has been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the applicable period, as if stock options, convertible debentures and other convertible debt were converted into common stock, after giving retroactive effect to the elimination of interest expense, net of income taxes.

The following table presents information necessary to calculate basic and diluted earnings per share from continuing operations for the years ended December 31:

	2005	2004	2003

Income from continuing operations	$128.3	$27.6	$48.0
Interest expense on convertible notes	13.4	—	9.2
Income taxes	(4.7)	—	(3.2)

Income from continuing operations, as adjusted	$137.0	$27.6	$54.0
Weighted average shares of common stock outstanding	152.5	135.8	134.7
Convertible notes	17.2	—	18.2
Stock options	2.9	1.5	1.8

Weighted average shares of common stock outstanding, as adjusted	172.6	137.3	154.7
Earnings from continuing operations per share
Basic	$0.84	$0.20	$0.35
Diluted	$0.80	$0.20	$0.35

The calculation of weighted average shares of common stock outstanding, as adjusted, excludes 0.2 million, 4.2 million and 1.8 million of common stock issuable pursuant to outstanding stock options for the years ended December 31, 2005, 2004 and 2003, respectively. The calculation of weighted average shares of common stock outstanding, as adjusted, also excludes 32.1 million and 13.1 million shares of common stock issuable pursuant to convertible debt for the years ending December 31, 2004 and 2003, respectively. These shares were excluded from the calculation because their effect was antidilutive or the exercise price of stock options exceeded the average price of our common stock for the applicable period.

NOTE 11.	SEGMENT AND GEOGRAPHIC INFORMATION

We operate through five principal reporting segments: Eastern Hemisphere, which comprises our offshore and land-based drilling activity in Europe, Africa, the Middle East, Southeast Asia and the Caspian Sea; Western Hemisphere, which comprises our offshore drilling activity in Latin America, currently Brazil, Mexico and Venezuela; U.S. Gulf of Mexico, which comprises our U.S. offshore platform and jackup rig fleets; Latin America Land, which comprises our land drilling and workover activity currently in Argentina, Bolivia, Colombia, Mexico and Venezuela; and E&P Services, which comprises our services to exploration and production companies in Latin America.

The accounting policies of our segments are the same as those described in Note 1 of our Notes to Consolidated Financial Statements. We evaluate the performance of our segments based on earnings (loss) from operations.

Pride International, Inc.

Notes to Consolidated Financial Statements — (Continued)

Summarized financial information is shown in the following table. The “Corporate and Other” column includes corporate-related items and revenues and costs for engineering and management consulting services provided to our customers that were previously included in our Technical Services segment, which was discontinued in 2004. See Note 2.

			U. S.	Latin
	Eastern	Western	Gulf of	America	E&P	Corporate
	Hemisphere	Hemisphere	Mexico	Land	Services	and Other	Total

2005
Revenues	$596.9	$482.4	$266.0	$495.2	$192.4	$0.4	$2,033.3
Earnings (loss) from operations	164.1	77.5	74.5	65.0	23.0	(78.9)	325.2
Total assets	1,776.8	1,117.9	337.9	502.9	173.2	177.8	4,086.5
Capital expenditures	70.9	28.5	21.8	29.9	6.3	10.7	168.1
Depreciation and amortization	98.2	69.0	27.2	49.2	11.1	2.5	257.2
2004
Revenues	$556.3	$461.5	$134.0	$389.8	$158.9	$11.7	$1,712.2
Earnings (loss) from operations	178.7	104.4	6.0	3.2	15.4	(58.7)	249.0
Total assets	1,849.2	1,117.3	263.8	498.0	178.6	135.1	4,042.0
Capital expenditures	60.7	30.8	8.3	19.8	9.0	6.6	135.2
Depreciation and amortization	92.1	79.5	26.2	52.9	11.5	3.1	265.3
2003
Revenues	$625.5	$379.0	$89.0	$344.4	$122.1	$5.8	$1,565.8
Earnings (loss) from operations	190.3	97.9	(38.9)	10.1	8.0	(49.0)	218.4
Total assets	1,906.0	1,163.9	398.2	560.9	185.1	163.0	4,377.1
Capital expenditures	71.2	89.1	27.2	19.4	9.2	0.9	217.0
Depreciation and amortization	87.3	59.4	37.5	51.2	11.2	4.3	250.9

For the year ended December 31, 2005, one customer accounted for 14.4% of consolidated revenues and is included in the Latin America Land and Western Hemisphere segments and an additional customer accounted for approximately 10.7% of consolidated revenue and is included in the Western Hemisphere segment. For the year ended December 31, 2004, one customer accounted for 16.6% of consolidated revenues and is included in the Latin America Land and Western Hemisphere segments, and an additional customer accounted for 13.9% of consolidated revenue and is included in the Western Hemisphere segment. For the year ended December 31, 2003, one customer accounted for 13.0% of consolidated revenues and is included in the Western Hemisphere segment and an additional customer accounted for 12.6% of consolidated revenues and is included in the Eastern Hemisphere, Latin America Land and E&P Services segments.

Pride International, Inc.

Notes to Consolidated Financial Statements — (Continued)

Revenues and long-lived assets by geographic area presented in the following tables were attributed to countries based on the physical location of the assets. A substantial portion of our assets is mobile. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the revenues generated by such assets during the periods.

Revenues by geographic area are as follows for years ended December 31:

	2005	2004	2003

Argentina	$419.5	$332.3	$286.2
Angola	302.2	275.1	275.9
Brazil	238.4	175.9	138.7
Mexico	219.5	253.4	185.8
Venezuela	172.6	167.1	133.7
Other countries	414.7	371.1	453.9

All International	1,766.9	1,574.9	1,474.2
United States	266.4	137.3	91.6

Total	$2,033.3	$1,712.2	$1,565.8

Long-lived assets, which include property and equipment and goodwill, by geographic area are as follows at December 31:

	2005	2004

Angola	$926.6	$951.2
Brazil	479.3	440.1
Mexico	360.4	455.2
Other countries	1,184.6	1,314.8

All International	2,950.9	3,161.3
United States	299.3	189.0

Total	$3,250.2	$3,350.3

NOTE 12.	EMPLOYEE STOCK PLANS

We have stock option plans which provide for the granting or awarding of stock options, restricted stock, stock appreciation rights, other stock-based awards and cash awards to directors, officers and other key employees. These stock options generally vest over periods ranging from two years to four years and have a term of 10 years. Vested options may be exercised in whole or in part at any time prior to the expiration date of the grant. As of December 31, 2005, only two of our stock option plans have shares available for future issuance. The number of shares authorized and reserved for future issuance under the 1998 Long-Term Incentive Plan is limited to 10% of total issued and outstanding shares, subject to adjustment in the event of certain changes in our corporate structure or capital stock. No new awards may be made under the plan after May 12, 2008. A total of 0.4 million shares have been reserved for issuance pursuant to awards granted under the 2004 Directors’ Stock Incentive Plan.

Pride International, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the activity of our stock option plans:

		Weighted Average
	Number of	Exercise
	Shares	Price per Share
	(In thousands)

Outstanding as of December 31, 2002	9,206	$14.83
Granted	2,752	15.48
Exercised	(382)	9.84
Forfeited	(126)	18.69

Outstanding as of December 31, 2003	11,450	15.11
Granted	1,817	18.23
Exercised	(965)	10.51
Forfeited	(223)	20.90

Outstanding as of December 31, 2004	12,079	15.84
Granted	1,205	20.56
Exercised	(6,277)	14.52
Forfeited	(54)	24.96

Outstanding as of December 31, 2005	6,953	$17.78

Exercisable as of December 31, 2005	5,686	$17.39
Exercisable as of December 31, 2004	9,674	$15.78
Exercisable as of December 31, 2003	8,809	$15.08

The following table summarizes information for stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price
	(In thousands)			(In thousands)

$ 0.00 - $ 9.00	134	2.8	$7.55	134	$7.55
9.01 - 14.00	411	3.0	11.15	411	11.14
14.01 - 21.00	5,430	7.0	17.26	4,269	16.78
21.01 - 29.65	978	2.5	24.85	872	24.82

	6,953	6.0	$17.78	5,686	$17.39

We also have an employee stock purchase plan whereby eligible employees may purchase shares of our common stock at a price equal to 85% of the lower of the closing price of our common stock on the first or last trading day of the calendar year. A total of 0.6 million shares are remaining for issuance under the plan. Employees purchased 0.1 million in each of the three years ended December 31, 2005.

During 2005, 2004 and 2003, we recognized $0.6 million, $0.2 million and $3.4 million, respectively, of stock option compensation in connection with the modification of the terms of certain key employees’ stock options.

Pride International, Inc.

Notes to Consolidated Financial Statements — (Continued)

We have awarded restricted shares to certain key employees and directors. We record unearned compensation as a reduction of stockholders’ equity based on the closing price of our common stock on the date of grant. The unearned compensation is being recognized ratably over the applicable vesting period. The following table summarizes the restricted shares awarded during the years ended December 31:

	2005	2004	2003

Number of restricted shares awarded (in thousands)	345	149	—
Fair value of restricted shares at date of grant (in millions)	$7.1	$2.8	$—

NOTE 13.	EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plan

During 2004, our Board of Directors authorized a modification of our non-qualified Supplemental Executive Retirement Plan (the “SERP”) to change the benefits under the plan and to increase the number of executive officers eligible for the plan. The SERP provides for benefits, to the extent vested, to be paid to the participating executive officer upon the officer’s termination or retirement. No assets are held with respect to the SERP; therefore, benefits will be funded when paid to the participants. We account for the SERP in accordance with SFAS No. 87, Employers Accounting for Pensions. We recorded expenses of $3.9 million and $0.4 million related to the SERP in 2005 and 2004, respectively. As of December 31, 2005 and 2004, the unfunded accrued pension liability was $4.3 million and $0.4 million, respectively.

Defined Contribution Plan

We have a 401(k) defined contribution plan for generally all of our U.S. employees which allows eligible employees to defer up to 50% of their eligible annual compensation, with certain limitations. At our discretion, we may match up to 100% of the first 6% of compensation deferred by participants. Our contributions to the plan amounted to $4.3 million, $3.4 million and $2.5 million in 2005, 2004 and 2003, respectively.

In addition, we have a deferred compensation plan which provides our senior officers with the opportunity to participate in an unfunded, non-qualified plan. Eligible employees may defer up to 100% of compensation, including bonuses and net proceeds from the exercise of stock options.

Other

In 2004, we applied to the French Labor Ministry for a Progressive Retirement Plan (the “PRP”). The PRP was approved by the French Labor Ministry in 2005. Pursuant to the PRP, 56 employees of our subsidiary in France have elected to accelerate their retirement with us funding a portion of the benefits. The cost of the PRP will be recognized over the estimated remaining service period of the employees. As of December 31, 2005, we have accrued $0.7 million related to the funding of this plan.

Pride International, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 14.	COMMITMENTS AND CONTINGENCIES

Leases

At December 31, 2005, we had entered into long-term non-cancelable operating leases covering certain facilities and equipment. The minimum annual rental commitments are as follows for the years ending December 31:

Amount

2006	$3.2
2007	2.8
2008	2.3
2009	2.3
2010	2.1
Thereafter	10.5

$23.2

FCPA Investigation

During the course of an internal audit and investigation relating to certain of our Latin American operations, our management and internal audit department received allegations of improper payments to foreign government officials. In February 2006, shortly after and as a result of certain statements that were made by an employee during the investigation, the Audit Committee of our Board of Directors assumed direct responsibility over the investigation and retained independent outside counsel to investigate the allegations, as well as corresponding accounting entries and internal control issues, and to advise the Audit Committee.

The investigation, which is continuing, has found evidence suggesting that payments, which may violate the U.S. Foreign Corrupt Practices Act, were made beginning in early 2003 through 2005 to government officials in Latin America aggregating less than $1 million over the period. The evidence to date suggests that these payments primarily were made (a) to vendors with the intent that they would be transferred to government officials for the purpose of extending drilling contracts for two jackup rigs and one semisubmersible rig operating offshore Venezuela; (b) to one or more government officials, or to vendors with the intent that they would be transferred to government officials, for the purpose of collecting receivables for work completed under offshore drilling contracts in Venezuela; and (c) to one or more government officials in Mexico in connection with the clearing of a jackup rig and equipment through customs.

Our management and the Audit Committee of our Board of Directors believe it likely that members of our senior operations management either were aware, or should have been aware, that improper payments to foreign government officials were made or proposed to be made. We have placed certain members of our senior operations management on administrative leave pending the outcome of the investigation. Our Chief Operating Officer resigned as Chief Operating Officer effective on May 31, 2006 and has elected to retire from the company, although he will remain an employee, but not an officer, during the pendency of the investigation to assist us with the investigation and to be available for consultation and to answer questions relating to our business. His retirement benefits will be subject to the determination by our Audit Committee or our Board of Directors that it does not have cause (as defined in his retirement agreement with us) to terminate his employment.

We voluntarily disclosed information relating to the initial allegations and other information found in the investigation to the U.S. Department of Justice and the Securities and Exchange Commission and are cooperating with these authorities as the investigation continues and as they review the matter. If violations of the FCPA occurred, we could be subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement, and injunctive relief. Civil penalties under the antibribery provisions of the FCPA could range up to

Pride International, Inc.

Notes to Consolidated Financial Statements — (Continued)

$10,000 per violation, with a criminal fine up to the greater of $2 million per violation or twice the gross pecuniary gain to us or twice the gross pecuniary loss to others, if larger. Civil penalties under the accounting provisions of the FCPA can range up to $500,000, and a company that knowingly commits a violation can be fined up to $25 million. In addition, both the SEC and the DOJ could assert that conduct extending over a period of time may constitute multiple violations for purposes of assessing the penalty amounts. Often, dispositions for these types of matters result in modifications to business practices and compliance programs and possibly a monitor being appointed to review future business and practices with the goal of ensuring compliance with the FCPA.

We could also face fines, sanctions and other penalties from authorities in the relevant foreign jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions. Our customers in Venezuela and Mexico could seek to impose penalties or take other actions adverse to our interests. In addition, disclosure of the subject matter of the investigation could adversely affect our reputation and our ability to obtain new business or retain existing business from our current clients and potential clients, to attract and retain employees and to access the capital markets. No amounts have been accrued related to any potential fines, sanctions or other penalties.

We cannot currently predict what, if any, actions may be taken by the DOJ, the SEC, the applicable government or other authorities or our customers or the effect the actions may have on our results of operations, financial condition or cash flows, on our consolidated financial statements or on our business in Venezuela and other jurisdictions. Our operations in Venezuela provided revenues of approximately $172.6 million, or approximately 8.5% of our total consolidated revenues for 2005, and earnings from operations of approximately $16.8 million, or approximately 5.2% of our total consolidated earnings from operations for 2005. In addition, in 2005 our Venezuelan operations represented 12.4% of our revenues and 6.7% of our earnings from operations in our Western Hemisphere segment, 17.6% of our revenues and 13.0% of our earnings from operations in our Latin America Land segment and 13.2% of our revenues and 13.5% of our earnings from operations in our E&P Services segment. As of December 31, 2005 and May 31, 2006, we had accounts receivable from Petróleos de Venezuela, S.A. totaling $33.4 million and $30.2 million, respectively.

While our investigation to date of these matters and related internal control systems and processes has been ongoing for some time, at this time there can be no assurances that the investigation will not uncover other violations within our global operations, including in countries outside Latin America.

Litigation

In August 2004, we were notified that certain of our subsidiaries have been named, along with other defendants, in several complaints that have been filed in the Circuit Courts of the State of Mississippi by several hundred individuals that allege that they were employed by some of the named defendants between approximately 1965 and 1986. Additional suits have been filed since August 2004. The complaints allege that certain drilling contractors used products containing asbestos in offshore drilling operations, land-based drilling operations and in drilling structures, drilling rigs, vessels and other equipment. The plaintiffs assert claims based on, among other things, negligence and strict liability and claims under the Jones Act. The complaints name as defendants numerous other companies that are not affiliated with us, including companies that allegedly manufactured drilling related products containing asbestos that are the subject of the complaints. The plaintiffs seek, among other things, an award of unspecified compensatory and punitive damages. Eight individuals of the many plaintiffs in these suits have been identified as allegedly having worked for us or one of our affiliates or predecessors. Currently, discovery is ongoing to determine whether these individuals were in fact employed by us or one of our affiliates or predecessors, whether and the extent to which these individuals were employed during the alleged period of exposure or whether these individuals were involved with our offshore drilling operations during the relevant period. We intend to defend ourselves vigorously and, based on the information available to us at this time, we do not expect the outcome of these lawsuits to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these lawsuits.

Pride International, Inc.

Notes to Consolidated Financial Statements — (Continued)

Paul A. Bragg, our former President and Chief Executive Officer, filed suit against us in State District Court of Harris County, Texas in early October 2005 seeking a declaratory judgment that the non-competition provisions of his employment agreement are unlawful and unenforceable. Shortly thereafter, Mr. Bragg filed a second lawsuit against us alleging that we breached written and oral employment agreements with him and seeking damages aggregating more than $17.0 million. The suits were consolidated. We have filed counterclaims against Mr. Bragg seeking, among other things, a declaratory judgment that the non-competition provisions of his employment agreement are enforceable, restitution of certain amounts paid to Mr. Bragg should there be a finding that the non-competition provisions of his employment agreement are unenforceable, and disgorgement of certain amounts previously paid to Mr. Bragg stemming from actions that may have been taken by Mr. Bragg relating to his employment compensation claims. As to Mr. Bragg’s claims, we intend to defend ourselves vigorously and, based on the information available to us at this time, we do not expect the outcome of these lawsuits to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of this lawsuit.

We are routinely involved in other litigation, claims and disputes incidental to our business, which at times involve claims for significant monetary amounts, some of which would not be covered by insurance. In the opinion of management, none of the existing litigation will have a material adverse effect on our financial position, results of operations or cash flows. However, a substantial settlement payment or judgment in excess of our accruals could have a material adverse effect on our financial position, results of operations or cash flows.

Other

In the normal course of business with customers, vendors and others, we have entered into letters of credit and surety bonds as security for certain performance obligations which totaled approximately $140.5 million at December 31, 2005. These letters of credit and surety bonds are issued under a number of facilities provided by several banks. We also had commitments outstanding for obligations under a software license agreement of approximately $3.7 million at December 31, 2005.

We have a 30% interest in a joint venture company that owns the Pride Portland and the Pride Rio de Janeiro that has issued fixed rate notes guaranteed by MARAD. We provided (1) a $25.0 million letter of credit to secure principal and interest payments due under the notes, the payment of costs of removing or contesting liens on the rigs and the payment of debt of the joint venture company to MARAD in the event MARAD’s guarantee is drawn, (2) a guarantee of any cash in excess of the amounts made available under the notes that may be required to get the rigs through the trial stage and obtain their class certificates and (3) a guarantee of the direct costs of the voyage of each rig from any foreign jurisdiction in which it is located to a U.S. Gulf port nominated by MARAD in the event of a default prior to the rig obtaining a charter of at least three years in form and substance satisfactory to MARAD and at a rate sufficient to pay operating costs and debt service. The letter of credit expired in May 2005. We have no further obligation to provide a letter of credit, and the completion guarantee and the guarantee of the direct costs of the return voyage were released during the fourth quarter of 2005.

Pride International, Inc.

Notes to Consolidated Financial Statements — (Continued)

NOTE 15.	OTHER SUPPLEMENTAL INFORMATION

Other current assets consisted of the following at December 31:

	2005	2004

Deferred mobilization and inspection costs	$48.0	$32.6
Prepaid expenses	30.4	29.5
Other receivables	25.4	15.2
Insurance receivables	11.2	5.0
Deferred financing costs	3.9	6.0
Deferred income taxes	3.9	1.6
Derivative asset	2.1	—
Construction project costs	—	18.3
Other	10.8	8.4

Total	$135.7	$116.6

Accrued expenses consisted of the following at December 31:

	2005	2004

Payroll and benefits	$68.6	$58.1
Deferred mobilization revenues	38.8	31.6
Current income taxes	36.2	17.3
Taxes other than income	25.1	15.3
Interest	20.0	23.9
Insurance	9.8	8.5
Construction project costs	3.3	7.6
Joint venture partner collateral	0.5	17.9
Current portion of long-term capital lease obligations	0.1	6.9
Derivative liability	—	3.2
Other	52.6	34.6

Total	$255.0	$224.9

Supplemental consolidated statement of operations information is as follows for the years ended December 31:

	2005	2004	2003

Rental expense	$72.9	$50.8	$49.4

Other, net
Foreign exchange gain (loss)	3.0	1.8	9.6
Realized and unrealized changes in fair value of derivatives	4.0	(0.5)	(4.8)
Other	2.5	(0.8)	0.5

Total	$9.5	$0.5	$5.3

Pride International, Inc.

Notes to Consolidated Financial Statements — (Continued)

Supplemental cash flows and non-cash transactions were as follows for the years ended December 31:

	2005	2004	2003

Cash paid during the year for:
Interest	$84.1	$108.7	$75.4
Income taxes — U.S., net	—	—	—
Income taxes — foreign, net	57.6	49.0	33.2
Change in capital expenditures in accounts payable	(10.8)	(1.6)	(7.1)
Non-cash interest accreted to principal balance of debt	0.2	0.1	1.8

NOTE 16.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2005
Revenues	$466.2	$477.3	$538.8	$551.0
Earnings from operations	69.9	49.3	119.8	86.2
Income from continuing operations	18.3	0.8	68.9	40.3
Net income	18.3	0.8	68.9	40.6
Basic earnings per share:
Income from continuing operations	0.13	0.01	0.44	0.25
Net income	0.13	0.01	0.44	0.25
Diluted earnings per share:
Income from continuing operations	0.12	0.01	0.41	0.24
Net income	0.12	0.01	0.41	0.24
2004
Revenues	$403.7	$424.0	$436.4	$448.1
Earnings from operations	51.6	60.2	61.8	75.4
Income (loss) from continuing operations	4.2	16.4	(15.2)	22.2
Net income (loss)	(6.4)	11.1	(18.5)	23.7
Basic earnings (loss) per share:
Income (loss) from continuing operations	0.03	0.12	(0.12)	0.16
Net income (loss)	(0.05)	0.08	(0.14)	0.17
Diluted earnings (loss) per share:
Income (loss) from continuing operations	0.02	0.11	(0.12)	0.15
Net income (loss)	(0.05)	0.08	(0.14)	0.16

NOTE 17.	SUBSEQUENT EVENT

In March 2006, we sold the Pride Rotterdam for approximately $53.2 million in cash and recognized a pre-tax gain of approximately $25.3 million.

Pride International, Inc.

Notes to Consolidated Financial Statements — (Continued)

We did not timely file our annual report on Form 10-K for the year ended December 31, 2005, and we have not filed our quarterly report on Form 10-Q for the quarter ended March 31, 2006. The failure timely to file these reports constituted a default under our revolving credit facility, the lease for the Pride South America and the indentures governing $800 million principal amount of our outstanding debt securities. We have obtained a waiver from the lenders under our revolving credit facility and the Pride South America lease through June 30, 2006 related to the late filing of our annual and quarterly reports. In addition, there is at least a 30-day cure period under the indentures following notice from the trustee or the requisite holders of the debt securities. If we are not able to file our quarterly report within the applicable cure period, an event of default would be triggered under the indentures. Each of these defaults could have a material adverse effect on us.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this annual report. In the course of the evaluation, management considered the material weakness in our internal control over financial reporting and other internal control matters described below. Based upon that evaluation, and due to the material weakness identified in our internal control over financial reporting that existed as of December 31, 2005, as described below, and our resulting inability to timely file this annual report and our quarterly report on Form 10-Q for the quarter ended March 31, 2006, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as of December 31, 2005, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined under Rule 13a-15(f) promulgated under the Exchange Act. In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2005, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment, including testing, using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (the “COSO Framework”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the evaluation of our internal control over financial reporting as of December 31, 2005, management identified a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Accordingly, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005 based on the criteria set forth in the COSO Framework.

The material weakness identified in conjunction with our management’s assessment of our internal control over financial reporting as of December 31, 2005 was that we did not maintain a control environment in which our operations management effectively set a proper ethical tone within our operations organization to instill an attitude of compliance and control awareness. More specifically, these conditions resulted in an environment in which it is likely that certain members of our senior operations management either were aware, or should have been aware, that improper payments to foreign government officials were made or proposed to be made through collusion by company personnel and outside vendors to circumvent controls designed to prevent the misappropriation of assets. This material weakness results in more than a remote likelihood that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected.

KPMG LLP, our independent registered public accounting firm, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 as stated in their report, which appears in Item 8 of this annual report.

(c)	Changes in Our Internal Control Over Financial Reporting

During the fourth quarter 2005, the accounting and processing of fixed asset transactions for all locations other than those in the Latin America Land and E&P Services segments were centralized. There were no other changes in our internal control over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts and Other Improvements in 2006

In 2006, we have continued to implement certain measures to improve our internal control over financial reporting and to remediate the material weakness described above, including the following:

•	we have placed certain members of our senior operations management on administrative leave pending the outcome of the investigation;

•	our Chief Operating Officer resigned as Chief Operating Officer effective on May 31, 2006 and has elected to retire from the company, although he will remain an employee, but not an officer, during the pendency of the investigation to assist us with the investigation and to be available for consultation and to answer questions relating to our business; his retirement benefits will be subject to the determination by our Audit Committee or our Board of Directors that it does not have cause (as defined in his retirement agreement with us) to terminate his employment;

•	while we evaluate the structure of our operations organization, our President and Chief Executive Officer has assumed the direct supervision of our Vice President — Western Hemisphere, our Vice President — Eastern Hemisphere and our Vice President — Engineering and Technical Support, each of whom previously reported to our Chief Operating Officer;

•	we have continued to enhance our training of management, including our operations managers, to emphasize further the importance of setting the proper tone within their organization to instill an attitude of integrity and control awareness and the use of a thorough and proper analysis of proposed transactions;

•	we have determined that all of our bonus-eligible employees complete in-person and online training on the Foreign Corrupt Practices Act and our Code of Business Conduct and Ethical Practices as a prerequisite to receiving their bonuses for 2006;

•	we have required our management, including our operations managers, to reconfirm that they are not aware of any violations of law and confirm with greater specificity that they are not aware of any improper payments to foreign government officials made by us or on our behalf or any other violation of our Code of Business Conduct and Ethical Practices and to recertify their commitment to the Code;

•	we have established an executive compliance committee, consisting of our executive officers and other management-level employees who are responsible for supervising our antibribery compliance committee, our internal controls steering committee and our compliance efforts in general; and

•	we have established a separate position of, and appointed, a chief compliance officer, effective June 28, 2006.

2004 Material Weakness

In connection with the preparation of our annual report on Form 10-K for the year ended December 31, 2004, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004 and identified a material weakness in our internal controls. We did not maintain effective controls over the communication among operating, functional and accounting departments of financial and other business information that is important to the period end financial reporting process, including the specifics of non-routine and non-systematic transactions. Contributing factors included the large number of manual processes utilized during the period end financial reporting process and an insufficient number of accounting and finance personnel to, in a timely manner, (i) implement extensive structural and procedural system and process initiatives during 2004, (ii) perform the necessary manual processes and (iii) analyze non-routine and non-systematic transactions. The material weakness resulted in errors that required the restatement on two separate occasions of our consolidated financial statements for prior periods.

As more fully described in our 2004 annual report and in our quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005, we have made significant changes in our internal control over financial reporting in 2004 and 2005. We have, among others things:

•	enhanced our corporate accounting, tax, internal audit and treasury functions by creating and filling several new positions;

•	developed the corporate human resources function that began in 2004 by hiring a Senior Vice President, Human Resources;

•	commenced and completed a strategic assessment of our information technology environment to determine the key control improvement areas that require remediation and enhancements;

•	further developed our financial management reporting systems to improve our financial analysis function;

•	created and filled a legal and ethical compliance function under the supervision of our Senior Vice President, General Counsel and Secretary; and

•	developed an online training program to provide instruction in our Code of Business Conduct and Ethical Practices, Foreign Corrupt Practices Act compliance, antitrust guidelines and other key policies.

We also implemented several process changes that have continued to improve our regular communications channels. We have, among other things:

•	established a management executive committee and formally scheduled regular meetings to discuss company-wide activities, strategy, plans and risks to our company;

•	increased the level of communications between members of our senior management and members of our Board of Directors to discuss key activities, plans, current risks and key accounting and internal control matters;

•	implemented formally scheduled regular meetings of corporate officers, division vice presidents, division finance managers and other key managers to discuss financial and operating results and forecasts, business development activities, business plans and strategy and safety matters of each division;

•	streamlined and automated the regular period-end financial and internal control certifications by country and finance managers and corporate managers that include, among other things, specific descriptions of non-routine and non-systematic transactions and events;

•	implemented regular conference calls among our division finance managers, country finance managers and corporate accounting staff to review current transactions and events described in the periodic financial and internal control certifications; and

•	implemented a formalized transactions and events review process to identify and resolve items that may have a financial reporting impact.

The actions described above have significantly improved our internal control over financial reporting and substantially increased the likelihood of our identifying and appropriately accounting for non-routine and non-systematic transactions. Our management concluded that these changes in our internal control over financial reporting remediated the material weakness identified as of December 31, 2004.

ITEM 9B.  OTHER INFORMATION

We will hold our 2006 annual meeting of stockholders on August 10, 2006. The time and place of the meeting will be set forth in the proxy statement sent to stockholders in connection with the meeting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors of Registrant

We have presented below information about our executive officers and directors as of June 1, 2006. Officers are appointed annually by the board of directors and serve until their successors are chosen or until their resignation or removal. Each of our directors is elected annually by our stockholders and serves until his successor is elected and qualified.

Name	Age	Position

Louis A. Raspino	53	President, Chief Executive Officer and Director
Brian C. Voegele	46	Senior Vice President and Chief Financial Officer
Lonnie D. Bane	47	Senior Vice President, Human Resources
W. Gregory Looser	36	Senior Vice President, General Counsel and Secretary
Kevin C. Robert	47	Senior Vice President, Marketing and Business Development
David A. B. Brown	62	Chairman of the Board
Robert L. Barbanell	75	Director
J. C. Burton	67	Director
Archie W. Dunham	67	Director
Francis S. Kalman	58	Director
Ralph D. McBride	60	Director
David B. Robson	67	Director

Louis A. Raspino was named President, Chief Executive Officer and a director of Pride in June 2005. He joined Pride in December 2003 as Executive Vice President and Chief Financial Officer. From July 2001 until December 2003, he served as Senior Vice President, Finance and Chief Financial Officer of Grant Prideco, Inc. From December 2000 until March 2001, he was employed as Executive Vice President, Chief Financial Officer and Chief Operating Officer of JRL Enterprises, Inc. From February 1999 until December 2000, he served as Vice President of Finance for Halliburton Company. From October 1997 until July 1998, he was a Senior Vice President at Burlington Resources, Inc. From 1978 until its merger with Burlington Resources, Inc. in 1997, he held a variety of increasingly responsible positions at Louisiana Land and Exploration Company, most recently as Senior Vice President, Finance and Administration and Chief Financial Officer. Mr. Raspino also is a director of Dresser-Rand Group Inc.

Brian C. Voegele joined Pride in December 2005 and became Senior Vice President and Chief Financial Officer in January 2006. From June 2005 through November 2005, he served as Senior Vice President, Chief Financial Officer, Treasurer and Secretary of Offshore Logistics, Inc. From July 1989 until January 2005, he held various senior management positions at Transocean Inc. Mr. Voegele began his career at Arthur Young & Co., where he ultimately served as Tax Manager.

Lonnie D. Bane was named Senior Vice President, Human Resources in January 2005. He previously served as Vice President, Human Resources since June 2004. From July 2000 until May 2003, he served as Senior Vice President, Human Resources of America West Airlines, Inc. From July 1998 until July 2000, he held various senior management positions, including Senior Vice President, Human Resources at Corporate Express, Inc. From February 1996 until July 1998, Mr. Bane served as Senior Vice President, Human Resources for CEMEX, S.A. de

C.V. From 1994 until 1996, he was a Vice President, Human Resources at Allied Signal Corporation. From 1987 until 1994, he held various management positions at Mobil Oil Corporation.

W. Gregory Looser was named Senior Vice President, General Counsel and Secretary in January 2005. He previously served as Vice President, General Counsel and Secretary since December 2003. He joined Pride in May 1999 as Assistant General Counsel. Prior to that time, Mr. Looser was with the law firm of Bracewell & Guiliani, L.L.P. in Houston, Texas.

Kevin C. Robert was named Vice President, Marketing in March 2005 and became Senior Vice President, Marketing and Business Development in May 2006. Prior to joining Pride, from June 2002 to February 2005, Mr. Robert worked for Samsung Heavy Industries as the Vice President, EPIC Contracts. From January 2001 through September 2001, Mr. Robert was employed by Marine Drilling Companies, Inc. as the Vice President, Marketing. When Pride acquired Marine in September 2001, he became our Director of Business Development, where he served until June 2002. From November 1997 through December 2000, Mr. Robert was Managing Member of Maverick Offshore L.L.C. From January 1981 to November 1997, Mr. Robert was employed by Conoco Inc.

David A. B. Brown became chairman of the board in May 2005 and became a director of Pride in September 2001 in connection with Pride’s acquisition of Marine. Mr. Brown was a director of Marine from June 1995 until September 2001. Mr. Brown is currently chairman of Layne Christensen Company. Mr. Brown served as president of The Windsor Group, Inc., a strategy consulting firm, from 1984 until 2005. Mr. Brown was chairman of the board of the Comstock Group, Inc. from 1988 to 1990. Mr. Brown is also a director of EMCOR Group, Inc., NS Group, Inc. and Petrohawk Energy Corporation.

Robert L. Barbanell became a director of Pride in September 2001 in connection with Pride’s acquisition of Marine. From September 2001 to June 2003, he served as Pride’s chairman of the board. Mr. Barbanell was a director of Marine from June 1995 until September 2001. Mr. Barbanell has served as president of Robert L. Barbanell Associates, Inc., a financial consulting firm, since July 1994. He is also a director of Cantel Medical Corporation. In accordance with the retirement policy of our corporate governance guidelines, Mr. Barbanell will not stand for election as a director at the 2006 annual meeting of stockholders and is retiring from the board effective as of the annual meeting.

J. C. Burton became a director of Pride in September 2001 in connection with Pride’s acquisition of Marine. Mr. Burton was a director of Marine from May 1998 until September 2001. He served in various engineering and managerial positions with Amoco Corporation, an integrated energy company, from 1963 until his retirement in March 1998. Most recently, he was the president of the international operations group for Amoco Exploration and Production Company.

Archie W. Dunham became a director of Pride in May 2005. Mr. Dunham was chairman of ConocoPhillips from August 2002, following the merger of Conoco Inc. and Phillips Petroleum Company, until his retirement in September 2004. He was chairman of Conoco from August 1999 to August 2002, and president and chief executive officer of Conoco from January 1996 to August 2002. He was an executive vice president of E.I. du Pont de Nemours and Company, Conoco’s former parent, from 1995 to October 1998. Mr. Dunham is a director of Phelps Dodge Corporation, Louisiana Pacific Corporation and Union Pacific Corporation.

Francis S. Kalman became a director of Pride in October 2005. Mr. Kalman has been Executive Vice President and Chief Financial Officer of McDermott International, Inc. since February 2002. From March 2000 to February 2002, he was Senior Vice President and Chief Financial Officer of Vector ESP, Inc. From April 1999 to March 2000, he was a principal of Pinnacle Equity Partners, LLC. From February 1998 to April 1999, he was Executive Vice President and Chief Financial Officer of Chemical Logistics Corporation. From May 1996 to September 1997, he was Senior Vice President and Chief Financial Officer of Keystone International, Inc.

Ralph D. McBride has been a director of Pride since September 1995. Mr. McBride has been a partner with the law firm of Bracewell & Giuliani, L.L.P. in Houston, Texas, since 1980.

David B. Robson became a director of Pride in September 2001 in connection with Pride’s acquisition of Marine. Mr. Robson was a director of Marine from May 1998 until September 2001. From August 1996 until his retirement in February 2004, Mr. Robson served as chairman of the board and chief executive officer of Veritas DGC Inc., a geophysical service provider to the petroleum industry. Prior thereto, he held similar positions with Veritas Energy Services Inc. and its predecessors since 1974. Currently, Mr. Robson is chairman of Vada Capital, Inc., a family-owned private equity firm.

Audit Committee of the Board of Directors and Audit Committee Financial Expert

We have a standing Audit Committee of the board of directors. The Audit Committee currently consists of Messrs. Barbanell (chair), Brown, Burton, Dunham and Kalman. The board of directors has determined that the members of the Audit Committee are independent under applicable provisions of the Securities Exchange Act of 1934 and the New York Stock Exchange listing standards. The board of directors has determined that Mr. Brown is an audit committee financial expert as defined by applicable SEC rules. The committee’s purpose is to assist the board of directors in overseeing (a) the integrity of the financial statements of Pride, (b) the compliance by Pride with legal and regulatory requirements, (c) the independence, qualifications and performance of Pride’s independent auditors and (d) the performance of Pride’s internal audit function. The committee held 18 meetings during 2005. The board of directors has adopted a written charter for the Audit Committee, which is available on our website at www.prideinternational.com under “Corporate Governance” in the “Investor Relations” section.

Code of Business Conduct and Ethical Practices

We have adopted a Code of Business Conduct and Ethical Practices, which applies to, among others, our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We have posted a copy of the code under “Corporate Governance” in the “Investor Relations” section of our website at www.prideinternational.com. Copies of the code may be obtained free of charge on our website or by requesting a copy in writing from our Corporate Secretary at 5847 San Felipe, Suite 3300, Houston, Texas 77057. Any waivers of the code must be approved by our board of directors or a designated board committee. Any amendments to, or waivers from, the code that apply to our executive officers and directors will be posted under “Corporate Governance” in the “Investor Relations” section of our website at www.prideinternational.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and beneficial owners of more than ten percent of any class of equity securities to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC and, pursuant to rules promulgated under Section 16(a), such individuals are required to furnish us with copies of Section 16(a) reports they file. Based solely on a review of the copies of such reports furnished to us during the year ended December 31, 2005 and written representations from our officers and directors, all Section 16(a) reports applicable to our officers and directors and any beneficial owners of ten percent or more of a class of equity securities were filed on a timely basis, except Jorge E. Estrada, a former director, filed late one Form 4 reporting a grant of restricted stock and a grant of stock options, and Robert E. Warren, Vice President — Investor Relations, reported late a holding that should have been included in his Form 3.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table discloses compensation for the years ended December 31, 2005, 2004 and 2003 for the Chief Executive Officer, the four other most highly compensated executive officers of Pride as of December 31, 2005 and one former chief executive officer whose employment was terminated in 2005.

Summary Compensation Table

				Long-Term
				Compensation Awards
					Shares
Name and Principal Position		Annual Compensation		Restricted	Underlying	All Other
(as of December 31, 2005)	Year	Salary	Bonus	Stock(1)	Options	Compensation(2)

Louis A. Raspino(3)	2005	$579,231	$925,000	$1,191,780	135,000	$15,710
President and Chief	2004	402,870	355,325	—	150,000	14,527
Executive Officer	2003	27,000	200,000	—	300,000
John R. Blocker, Jr.(4)	2005	437,677	400,000	682,380	85,000	15,083
Executive Vice President and	2004	387,731	323,495	322,525	100,000	14,593
Chief Operating Officer	2003	305,472	125,135	—	140,000	13,232
W. Gregory Looser	2005	296,515	260,349	501,750	62,500	14,718
Senior Vice President,	2004	264,358	170,539	184,300	60,000	14,062
General Counsel and Secretary	2003	177,376	26,712	—	16,000	8,169
Kevin C. Robert(5)	2005	313,476	197,121	147,720	15,000	1,872
Vice President — Marketing
Gary W. Casswell	2005	294,014	209,406	341,190	42,500	14,673
Vice President —	2004	277,231	198,802	230,375	70,000	14,126
Eastern Hemisphere Operations	2003	256,885	104,738	—	140,000	13,041
Paul A. Bragg(6)	2005	485,206	—	1,043,640	130,000	7,992,291
	2004	818,396	400,000	691,125	225,000	16,186
	2003	797,943	104,250	—	450,000	14,952

(1)	Amounts shown represent the dollar value of the awards as of the grant date using the closing stock price on the New York Stock Exchange as of that date. For 2005, the named executive officers were granted restricted stock awards as follows: Mr. Raspino — 54,000 shares; Mr. Blocker — 34,000 shares; Mr. Looser — 25,000 shares; Mr. Robert — 6,000; Mr. Casswell — 17,000 shares; and Mr. Bragg — 52,000 shares. The total number of shares of restricted stock held by the named executive officers as of December 31, 2005 and their market value based on the closing price of $30.75 per share as of that date were as follows: Mr. Raspino — 54,000 shares, $1,660,500; Mr. Blocker — 47,125 shares, $1,449,094; Mr. Looser — 32,500 shares, $999,375; Mr. Robert — 6,000 shares, $184,500; Mr. Casswell — 26,375 shares, $811,031; and Mr. Bragg — none. In general, the restricted stock vests in four equal annual installments beginning on the first anniversary of the date of grant. The restricted stock generally is subject to earlier vesting upon specified change in control events and upon termination of employment due to retirement, death or disability. See “— Employment Agreements” below for other applicable vesting provisions. Mr. Bragg’s restricted stock vested in connection with his separation from Pride in June 2005. See “— Severance Arrangements” below. Pride has never paid cash dividends on its common stock, and it does not expect to pay any such dividends in the foreseeable future. If, however, Pride does pay dividends on its common stock, it would also pay dividends on the restricted stock.

(2)	For all named executive officers, includes company matching contributions deposited into Pride’s 401(k) plan and premiums paid on behalf of the executive for life and accidental death insurance, which for 2005 are as follows:

		Insurance
Name	401(k) Contribution	Premiums

Louis A. Raspino	$14,000	$1,710
John R. Blocker, Jr.	14,000	1,083
W. Gregory Looser	14,000	718
Kevin C. Robert	1,268	604
Gary W. Casswell	14,000	673
Paul A. Bragg	—	1,824

(3)	Mr. Raspino became President and Chief Executive Officer in June 2005. He joined Pride in December 2003.

(4)	Mr. Blocker resigned as Chief Operating Officer effective on May 31, 2006 and has elected to retire from the company, although he will remain an employee, but not an officer, during the pendency of Pride’s ongoing investigation to assist Pride with the investigation and to be available for consultation and to answer questions relating to Pride’s business. See “— Severance Arrangements” below.

(5)	Mr. Robert joined Pride in February 2005. In lieu of a signing bonus, Pride paid Mr. Robert an amount equal to $78,000 in connection with his obligation to repay a portion of his signing bonus with another employer. Pride has included that amount in the salary column.

(6)	Mr. Bragg resigned from Pride at the request of the board of directors in June 2005. In connection with his departure, Mr. Bragg received a lump sum amount payable under the SERP of approximately $5.1 million and a separation payment of $2.9 million, which was equal to two years of base salary and target bonus. These amounts are included in the all other compensation column. See “— Severance Arrangements” below. We currently are in litigation with Mr. Bragg with respect to his employment agreement. See “Legal Proceedings” in Item 3 of this annual report.

Option Grants, Exercise and Valuation

During 2005, options were granted to the named executive officers as shown in the first table below. All such options have an exercise price equal to the fair market value of Pride common stock on the grant date. Such options generally are exercisable as to one-fifth of the shares covered thereby at the end of each six-month period after the grant date and are subject to earlier vesting upon specified change in control events. Each option permits tax withholding to be paid by the withholding of shares of common stock issuable upon exercise of the option. Shown in the second table below is information with respect to stock option exercises in 2005 and unexercised options held at December 31, 2005.

Options Grants in 2005

			Individual Grants
	Number of		% of Total			Potential Realizable Value at
	Securities		Options			Assumed Annual Rates of
	Underlying		Granted to	Exercise		Stock Price Appreciation for
	Options		Employees	Price	Expiration	Option Term(1)
Name	Granted		in 2005	($ per share)	Date	5%	10%

Louis A. Raspino	85,000	(2)	7.1%	$20.07	01/03/2015	$1,072,863	$2,718,845
	50,000	(3)	4.1%	25.47	07/07/2015	800,897	2,029,631
John R. Blocker, Jr.	85,000	(2)	7.1%	20.07	01/03/2015	1,072,863	2,718,845
W. Gregory Looser	62,500	(2)	5.2%	20.07	01/03/2015	788,870	1,999,151
Kevin C. Robert	15,000	(4)	1.2%	24.62	02/28/2015	232,251	588,569
Gary W. Casswell	42,500	(2)	3.5%	20.07	01/03/2015	536,431	1,359,422
Paul A. Bragg	130,000	(2)	10.8%	20.07	01/03/2015	1,640,849	4,158,233

(1)	The amounts under these columns result from calculations assuming 5% and 10% annual growth rates through the actual option term as set by the SEC and are not intended to forecast future price appreciation of Pride common stock. The gains reflect a future value based upon growth at these prescribed rates.

(2)	These options consist of the annual grant to executive officers approved by the Compensation Committee on December 21, 2004 to be effective on January 3, 2005, the first New York Stock Exchange trading day of 2005.

(3)	These options were granted to Mr. Raspino in connection with his election as Pride’s Chief Executive Officer and President. The Compensation Committee approved the grant on July 7, 2005.

(4)	These options were granted to Mr. Robert in connection with his employment by Pride. The Compensation Committee approved the grant on February 16, 2005, to be effective on his first day of employment, February 28, 2005.

Aggregated Option Exercises in Last Fiscal Year and
Fiscal Year-End Option Value

			Number of Shares
			Underlying Unexercised		Value of Unexercised
			Options at Fiscal		In-the-Money Options at
	Shares Acquired	Value	Year End(1)		Fiscal Year End(2)
Name	Upon Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Louis A. Raspino	170,000	$1,442,383	204,000	211,000	$2,737,120	$2,303,680
John R. Blocker, Jr.	205,500	3,244,432	485,500	91,000	6,688,095	1,037,480
W. Gregory Looser	50,000	517,378	49,000	61,500	559,283	696,180
Kevin C. Robert	—	—	3,000	12,000	18,390	73,560
Gary W. Casswell	120,500	1,734,250	318,000	53,500	4,628,806	617,300
Paul A. Bragg	1,086,250	18,389,332	966,000	—	12,630,025	—

(1)	Number of options shown includes all options as of December 31, 2005.

(2)	Value reflects those options in-the-money based on a closing price of $30.75 per share at December 31, 2005, less the option exercise price. Options are in-the-money if the market value of the shares covered thereby exceeds the option exercise price.

Supplemental Executive Retirement Plan

Pride has implemented the Supplemental Executive Retirement Plan (the “SERP”) to provide specified benefits to certain management and highly compensated employees. The SERP is an unfunded, deferred compensation arrangement for employees who are approved by the Compensation Committee and who meet the other requirements of the plan. The specific provisions of a participant’s benefits are governed by his SERP participation agreement. Currently, Messrs. Raspino and Looser participate in the SERP. Mr. Bragg’s and Mr. Blocker’s participation is described below under “— Severance Arrangements.” None of the other named executive officers participate in the plan.

Under the terms of Messrs. Raspino’s and Looser’s SERP participation agreements, if the participant’s employment terminates for any reason other than cause on or after his “normal retirement date,” which is the date he attains age 62, then he will receive from Pride annual payments equal to 50% of his final annual pay for his lifetime. If the participant terminates his employment prior to his normal retirement date but on or after the date he has attained age 55 and has completed 15 years of continuous employment with Pride, then Pride will make annual payments to him for his lifetime equal to 50% of his final annual pay reduced by a certain percentage based on the number of years from the date of that termination to his normal retirement date. See the “Annual Early Retirement Benefit” table below. “Final annual pay” for purposes of benefits calculations means a participant’s base annual salary and target bonus award under Pride’s annual incentive compensation plan as in effect on the participant’s last day of active employment. As of December 31, 2005, Mr. Looser was 36 and had six credited years of service. As of December 31, 2005, Mr. Raspino was age 53, and he is deemed to have met the service requirement for an early retirement benefit based upon his participation agreement. For Mr. Raspino, the foregoing benefits vest in five equal annual installments beginning January 2, 2004. For Mr. Looser, the foregoing benefits vest in five equal annual installments beginning January 1, 2006.

If a participant’s service is terminated by Pride prior to his normal retirement date other than for cause or by the participant due to certain events including non-renewal or breach by Pride of his employment agreement or a significant adverse change in authority, then (a) the participant’s SERP benefit will immediately vest, (b) three years will be added to a participant’s age and time of service for purposes of determining the executive’s eligibility for and the amount of his early retirement benefit and (c) the actuarial equivalent of the normal retirement benefit or early retirement benefit, as applicable, will be paid in a lump sum as soon as practicable after such termination in compliance with Section 409A of the Internal Revenue Code. In addition, if the participant voluntarily resigns his employment for any other reason prior to attaining the above age and service requirements, his vested benefit under the SERP will commence on his normal retirement date. Benefits under the SERP are not subject to deduction for Social Security benefits or other offset amounts.

In addition, immediately upon termination of employment with a vested right to a benefit under the SERP, the participant is entitled to receive until his death retiree medical and dental coverage for himself, his spouse (if any) as of the date of termination and his dependents who were covered under Pride’s group health plan as of the date of termination; these benefits will be at least as favorable as the group medical and dental coverage offered to Pride’s executive employees. This coverage will be suspended during any period the participant has medical coverage under another employer, with respect to the participant and his spouse (if applicable), will be converted to Medicare Supplement coverage upon becoming eligible for and covered by Medicare, and, with respect to his dependents, will terminate at such time as the dependents are no longer eligible for coverage under the terms of Pride’s group health plan. The participant will be responsible for the applicable premiums for coverage at the same rate paid by active executive employees.

If the participant’s employment is terminated within two years (three years for Mr. Raspino) after a Change in Control (as defined under “ — Employment Agreements” below), or in the event of a voluntary resignation by the participant within six months (12 months for Mr. Raspino) after a Change in Control, then the participant’s SERP benefit will fully vest and, in lieu of the lifetime cash payments, he will receive from Pride a lump sum payment in an amount equal to 50% of the greater of his final annual pay at the time of the Change in Control or his final annual pay at the time of termination, multiplied by ten. The participant’s spouse or beneficiaries are entitled to certain payments if he dies while employed by Pride or while receiving or entitled to receive benefits under the SERP. If Pride terminates the participant’s employment for cause (as defined in the SERP or his employment agreement), then he forfeits all rights to any benefits under the SERP.

The following table provides the estimated annual early retirement benefit payable to a participant under the SERP for his lifetime based on the participant’s final annual pay and the number of years from the date of termination of the participant’s employment to his normal retirement date.

Annual Early Retirement Benefit

Number of Years Prior to Normal	Final Annual Pay
Retirement Date	$500,000	$750,000	$1,000,000	$1,250,000	$1,500,000	$2,000,000

less than 1	$240,000	$360,000	$480,000	$600,000	$720,000	$960,000
1 but less than 2	230,000	345,000	460,000	575,000	690,000	920,000
2 but less than 3	220,000	330,000	440,000	550,000	660,000	880,000
3 but less than 4	210,000	315,000	420,000	525,000	630,000	840,000
4 but less than 5	200,000	300,000	400,000	500,000	600,000	800,000
5 but less than 6	190,000	285,000	380,000	475,000	570,000	760,000
6 but less than 7	180,000	270,000	360,000	450,000	540,000	720,000
7 but less than 8	170,000	255,000	340,000	425,000	510,000	680,000

Employment Agreements

We are a party to employment agreements with the following named executive officers: Mr. Raspino for a term ending December 3, 2007; Mr. Casswell for a term ending August 15, 2007; Mr. Looser for a term ending December 4, 2007; and Mr. Robert for a term ending February 28, 2008. Each agreement is subject to automatic renewals for successive one-year terms until either party terminates the contract effective upon the anniversary date of the respective agreement, with at least one year’s advance notice. Each agreement provides that if the executive is terminated involuntarily for reasons not associated with a Change in Control and not due to cause (as defined), the executive will receive (1) one full year (two years for Mr. Raspino) of base salary (not less than the highest annual base salary during the preceding three years); (2) one year (two years for Mr. Raspino) of life, health, accident and disability insurance benefits for himself and his immediate family; (3) an amount equal to one times the target award (two times the target award for Mr. Raspino) for our annual incentive compensation plan; and (4) immediate vesting of the executive’s options and awards, with the options remaining exercisable (i) with respect to Messrs. Raspino and Casswell, for their original term as if the executive was still employed by Pride and (ii) with respect to Messrs. Looser and Robert, for 120 days following termination. The agreements treat death, disability, specified constructive terminations of an employee or our failure to renew an agreement at the end of its term as an involuntary termination of the employee.

Each agreement also provides for compensation due to involuntary termination following a Change in Control. “Change in Control” is defined to include the acquisition by a person of 20% or more of Pride’s voting power, specified changes in a majority of the board of directors, a merger resulting in existing stockholders having less than 50% of the voting power in the surviving company and sale or liquidation of Pride. In the event of a Change in Control, the term of the agreements will be extended for a period of two years (three years for Mr. Raspino) from the date of the Change in Control. In the event of a termination during the extended term of the agreement (including voluntary resignation by the executive within six months (12 months for Mr. Raspino) after a Change in Control), the executive will be entitled to receive (1) salary and benefits equal to two full years (three full years for Mr. Raspino) of compensation; (2) bonus equal to two times (three times for Mr. Raspino) the maximum award for the year of termination; (3) life, health and accident and disability insurance continued for two years (three years for Mr. Raspino) or until reemployment; and (4) immediate vesting of the executive’s options and awards, with the options remaining exercisable (i) with respect to Messrs. Raspino and Casswell, for their original term as if the executive was still employed by Pride and (ii) with respect to Messrs. Looser and Robert, for the longer of two years following the Change in Control or 120 days following termination. The agreements also provide that we will reimburse the executive for certain taxes incurred by the executive as a result of payments following a Change in Control.

In addition, each agreement provides a noncompete clause for two years for Mr. Raspino, one year for Mr. Casswell and six months for Messrs. Robert and Looser after termination (voluntary or involuntary) assuming that it was not due to a Change in Control. In the event of a Change in Control, the noncompete clause does not apply.

Severance Arrangements

John R. Blocker, Jr.

Mr. Blocker resigned as Chief Operating Officer effective on May 31, 2006 and has elected to retire from the company, although he will remain an employee, but not an officer, during the pendency of Pride’s ongoing investigation to assist Pride with the investigation and to be available for consultation and to answer questions relating to Pride’s business. Under his retirement agreement with Pride, during this employment period, Pride will continue to provide Mr. Blocker with the same compensation and benefits it previously provided, except that he is no longer eligible for grants or payments of annual bonus or other incentive awards other than the payment on March 15, 2007 of $118,750, which equals the pro rata portion of his target annual bonus from January 1, 2006 to June 1, 2006. Upon the conclusion of his employment, subject to the conditions described below, Mr. Blocker will be entitled to receive the following benefits under his retirement agreement in lieu of the benefits he would have received under his employment agreement with Pride and under the SERP. Under the retirement agreement, Mr. Blocker will be entitled to receive $258,400 annually, less applicable withholding, for his lifetime and, upon his death, $129,200 annually for the lifetime of his current spouse, if she survives him. He also will be entitled to receive until his death retiree medical and dental coverage for himself and his eligible dependents, including his current spouse, who were covered under Pride’s group health plan as of May 31, 2006; these benefits will be at least as favorable as the group medical and dental coverage offered to Pride’s executive employees. This coverage will be suspended during any period Mr. Blocker has medical coverage provided by another employer, will be converted to Medicare Supplement coverage upon his or his spouse’s becoming eligible for and covered by Medicare and, with respect to his eligible dependents other than his spouse, will terminate at such time as the dependents are no longer eligible for coverage under the terms of Pride’s group health plan. Mr. Blocker will be responsible for the applicable premiums for coverage at the same rate paid by active executive employees. In addition, upon the conclusion of his employment, any stock options and restricted stock that are not vested will immediately vest, and all stock options will remain exercisable for their original term as if Mr. Blocker was still employed by Pride. Receipt of these benefits will be subject to the determination by Pride’s Audit Committee or its Board of Directors that it does not have “cause” (as defined in the retirement agreement) to terminate Mr. Blocker’s employment. Mr. Blocker also will be required to execute a waiver and release under which he will waive, and release Pride from, all claims he may have against the company, except with respect to (1) rights of defense or indemnification arising under the certificate of incorporation, bylaws or other governing documents of Pride or its subsidiaries or under any director or officer liability or other insurance policy maintained by Pride or its subsidiaries, (2) rights to benefits accrued under Pride’s 401(k) plan or its Employee Stock Purchase Plan, (3) rights under the retirement agreement and (4) rights or claims as may arise after the date of the waiver.

Mr. Blocker has agreed to refrain from any criticisms or disparaging comments about Pride and to keep information concerning matters affecting or relating to Pride or its business confidential. In addition, for a two-year period, Mr. Blocker has agreed to neither engage in specified activities that are in competition with Pride nor solicit any Pride employee to leave or compete with the company. The retirement agreement provides that any breach by Mr. Blocker of the confidentiality and non-competition provisions will result in the termination of Pride’s obligation to provide the payments and benefits described above, other than payments and benefits already earned or accrued.

Upon execution of the retirement agreement, each of Mr. Blocker’s employment agreement with Pride and his SERP participation agreement was superseded, except that the non-competition provisions of the employment agreement remain in full force and effect as modified by the retirement agreement.

Paul A. Bragg

At the request of our Board of Directors, Mr. Bragg resigned as President and Chief Executive Officer and as a director of Pride effective June 29, 2005. The terms of his severance compensation were governed by the employment agreement between Mr. Bragg and Pride dated February 5, 1999 and his SERP participation agreement. Mr. Bragg’s resignation was not considered a “voluntary resignation” or a termination for “cause” for purposes of his employment agreement. Mr. Bragg’s resignation was deemed an “involuntary termination” for all purposes, including his employment agreement, the SERP and his options and other awards. Mr. Bragg’s employment agreement provided for severance benefits of (1) an amount equal to two years of base salary and target bonus; (2) two years (or until offered by another employer, if earlier) of life, health, accident and disability insurance benefits for himself and his immediate family; and (3) immediate vesting of his options and awards, with stock options remaining exercisable for their original term as if Mr. Bragg was still employed by Pride. The agreement also provided for an indefinite non-disclosure covenant and a two-year noncompete covenant. Under the SERP, Mr. Bragg was entitled to receive a lump sum in the amount of the actuarial equivalent of annual payments equal to 50% of his combined annual salary and target bonus from normal retirement age (62) for his lifetime. The lump sum amount payable under the SERP was approximately $5.1 million. In addition, under the SERP, Mr. Bragg was eligible for retiree medical insurance benefits following the expiration of the two-year period for health insurance benefits described above. For these purposes, Mr. Bragg’s salary and target bonus were those that would have been effective as of July 1, 2005, or $800,000 and $640,000, respectively.

We currently are in litigation with Mr. Bragg with respect to his employment agreement. See “Legal Proceedings” in Item 3 of this annual report.

Jorge E. Estrada

On May 12, 2005, the employment of Jorge E. Estrada, our representative for business development and a director, was terminated. The terms of his severance were governed by his employment agreement. Mr. Estrada received (1) a separation payment of $180,000, which is an amount equal to one full year of base salary (not less than the highest annual base salary during the preceding three years); (2) one year (or, if earlier, until offered by another employer) of life, health, accident and disability insurance benefits for himself and his dependents; and (3) immediate vesting of his options and awards, with stock options remaining exercisable for their original term as if Mr. Estrada was still employed by Pride. Mr. Estrada is subject to an indefinite non-disclosure covenant and a one-year noncompete covenant.

For 2005, in addition to the separation payment, Mr. Estrada received a salary of $75,000 and perquisites and other personal benefits totaling approximately $34,000. In February 2005, he was granted 2,720 shares of restricted stock and options to purchase 6,800 shares of common stock at an exercise price of $24.16, the fair market value of the common stock on the date of grant. Such options and restricted stock are subject to similar vesting provisions as the grant to the nonemployee directors in January 2005. Mr. Estrada also was reimbursed approximately $72,000 for items claimed as business expenses. The documentation submitted for a substantial portion of these expenses is inadequate to determine whether the expenses were personal or business-related.

Compensation of Directors

The annual retainer for the chairman of the board is $125,000. Each other director who is not an employee of Pride receives an annual retainer of $40,000 and a fee of $2,000 for each board and committee meeting attended. In addition, the chairman of the Audit Committee receives an annual fee of $12,000; the chairman of the Compensation Committee receives an annual fee of $10,000; and the chairman of the Nominating and Corporate Governance Committee receives an annual fee of $10,000.

In addition, each nonemployee director receives stock options and restricted stock under our 2004 Directors’ Stock Incentive Plan, as determined by the Nominating and Corporate Governance Committee. In January 2005, each eligible director was granted options to purchase 6,800 shares of our common stock at an exercise price of $20.07 and 2,720 shares of restricted stock. In January 2006, each nonemployee director other than the chairman of the board was granted options to purchase 6,800 shares of our common stock at an exercise price of $33.13 and 2,720 shares of restricted stock. The chairman of the board was granted options to purchase 13,600 shares of our common stock at an exercise price of $33.13 and 2,720 shares of restricted stock. The number of options and shares of restricted stock to be granted in 2007 to each nonemployee director will equal the January 2006 levels.

The options granted to nonemployee directors expire 10 years from the date of grant. Each option becomes exercisable as to 50% of the shares on the first anniversary of the grant date and as to the remaining 50% on the second anniversary of the grant date. Each option provides for adjustments in cases of mergers, stock splits and similar capital reorganizations. As long as the recipient continues to serve as a nonemployee director, the restricted stock vests with respect to 25% of the shares on each anniversary of the grant date. The restricted stock and options will, however, fully vest upon a change in control of Pride, or upon the recipient’s termination of service due to death, disability, resignation in compliance with our corporate governance guidelines or retirement on or after age 75. Upon termination of service for any other reason, any unvested shares of restricted stock and options will be forfeited, although the Nominating and Corporate Governance Committee may provide otherwise upon a termination other than for cause.

Compensation Committee Interlocks and Insider Participation

Mr. McBride, a member of the Compensation Committee, is a partner with the law firm of Bracewell & Giuliani, L.L.P., which provides legal services to us from time to time.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table sets forth information as of June 1, 2006 with respect to the beneficial ownership of Pride common stock by (1) each stockholder of Pride who is known by Pride to be a beneficial owner of more than 5% of Pride common stock, (2) Pride’s directors and the persons named in the “Summary Compensation Table” above and (3) all current executive officers and directors of Pride as a group. Unless otherwise indicated, all of such stock is owned directly, and the indicated person or entity has sole voting and investment power.

	Number of Shares
	Beneficially	Percent of
Name and Address	Owned(1)	Class

FMR Corp(2)	23,750,820	14.6%
82 Devonshire Street
Boston, Massachusetts 02109
Putnam, LLC(3)	9,782,533	6.0
One Post Office Square
Boston, Massachusetts 02109
SKAGEN Funds(4)	8,104,900	5.0
P.O. Box 160
N-4001 Stavanger, Norway
Robert L. Barbanell(5)	71,870	*
John R. Blocker, Jr.	624,731	*
Paul A. Bragg(6)	212,574	*
David A.B. Brown	52,463	*
J. C. Burton	55,235	*
Gary W. Casswell(7)	399,889	*
Archie W. Dunham	7,720	*
Francis S. Kalman	2,720	*
W. Gregory Looser	136,112	*
Ralph D. McBride	82,973	*
Louis A. Raspino	489,462	*
Kevin C. Robert	26,128	*
David B. Robson	57,235	*
Brian C. Voegele	21,452	*
All current executive officers and directors as a group (12 persons)(1)	1,112,396	*

*	Less than 1% of issued and outstanding shares of Pride common stock.

(1)	The number of shares beneficially owned by the directors and executive officers includes shares that may be acquired within 60 days of June 1, 2006 by exercise of stock options as follows: Mr. Barbanell — 45,400; Mr. Blocker — 542,500; Mr. Bragg — 75,000; Mr. Brown — 40,025; Mr. Burton — 45,400; Mr. Casswell — 354,500; Mr. Dunham — 5,000; Mr. Kalman — none; Mr. Looser — 85,500; Mr. McBride — 62,233; Mr. Raspino — 356,000; Mr. Robert — 6,000; Mr. Robson — 45,400; Mr. Voegele — 7,500; and all current executive officers and directors as a group — 767,958.

(2)	Based solely on an amendment to Schedule 13G filed with the SEC on February 14, 2006 by FMR Corp. on behalf of itself, Mr. Edward C. Johnson III, chairman of FMR Corp., and Fidelity Management and Research Company (“Fidelity”), a wholly owned subsidiary of FMR Corp. Includes 23,750,820 shares beneficially owned by Fidelity, which acts as an investment advisor to various registered investment companies (the “Fidelity Funds”), 1,322,590 shares beneficially owned by Fidelity Management Trust Company (“FMT”), a wholly owned subsidiary of FMR, 400 shares beneficially owned by Strategic Advisers, Inc., a wholly owned subsidiary of FMR Corp., and 384,700 shares beneficially owned by Fidelity International Limited (“FIL”), a company of which Mr. Johnson is the chairman. Each of Mr. Johnson and FMR Corp., through the control of Fidelity and FMT, has sole power to dispose of 23,750,820 shares and FMR Corp. has sole voting power with respect to 2,033,290 shares. Each of the Fidelity Funds’ boards of trustees has voting power over the shares held by each fund. Members of Mr. Johnson’s family, who together own approximately 49% of the outstanding voting stock of FMR Corp., may be deemed to be part of a controlling group with respect to FMR Corp.

(3)	Based solely on a Schedule 13G filed with the SEC on February 10, 2006 by Putnam, LLC (d/b/a Putnam Investments) (“PI”), an investment adviser, on behalf of itself, Putnam Investment Management, LLC (“Putnam”), a wholly owned subsidiary of PI and investment adviser to the Putnam family of mutual funds, the Putnam Advisory Company, LLC (“Putnam Advisory”), a wholly owned subsidiary of PI and the investment adviser to Putnam’s institutional clients, and Marsh & McLennan Companies, Inc., of which PI is a wholly-owned subsidiary. PI reports shared voting power over 651,497 shares and shared dispositive power over 9,782,533 shares. Putnam reports shared voting power over 294,060 shares and shared dispositive power over 7,855,497 shares. Putnam Advisory reports shared voting power over 357,437 shares and shared dispositive power over 1,927,036 shares.

(4)	Based solely on a Schedule 13D filed with the SEC on March 16, 2006 by SKAGEN Funds (Stavanger Fondsforvaltning AS), a Norwegian investment company, on behalf of itself and J. Kristoffer C. Stensrud, its investment director. SKAGEN Funds and Mr. Stensrud report shared voting and dispositive power over these shares, which were acquired with investment funds in the mutual funds under management.

(5)	Includes 3,000 shares of Pride common stock owned by the Barbanell Family 1998 Trust.

(6)	Mr. Bragg resigned from Pride in June 2005. Mr. Bragg’s beneficial ownership in the table above is reported as of June 29, 2005, the date of Mr. Bragg’s resignation.

(7)	Includes 300 shares of Pride common stock owned in joint tenancy by Mr. Casswell and Mr. Casswell’s adult children.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2005:

Number of Securities
	to be Issued upon	Weighted Average
	Exercise of	Exercise Price of	Number of Securities
	Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category(1)	Warrants and Rights	Warrants and Rights	for Future Issuance

Equity compensation plans approved by security holders(2)	6,538,910	$16.67	5,304,580	(3)
Equity compensation plans not approved by security holders	—	—	—

Total	6,538,910	$16.67	5,304,580

(1)	Excludes options to purchase 703,019 shares of our common stock, at a weighted average exercise price of $20.13, granted under equity compensation plans (a) of Marine Drilling Companies, Inc. assumed in connection with our September 2001 acquisition of Marine and (b) of Forasol-Foramer N.V. assumed in connection with our acquisition of Forasol-Foramer in 1997. Upon consummation of each acquisition, all outstanding options to purchase Marine common stock and Forasol-Foramer common shares, as applicable, were converted into options to purchase our common stock. No additional awards may be granted under these plans.

(2)	Consists of the Employee Stock Purchase Plan, the 1998 Long-Term Incentive Plan, the 1988 Long-Term Incentive Plan, the 1993 Directors’ Stock Option Plan and the 2004 Directors’ Stock Incentive Plan.

(3)	As of December 31, 2005, the plans with securities remaining available for future issuance consisted of the 1998 Long-Term Incentive Plan, the Employee Stock Purchase Plan and the 2004 Directors’ Stock Incentive Plan. The securities available for issuance under the 1998 Long-Term Incentive Plan are limited to 10% of the total number of shares of our common stock outstanding from time to time, or 16,113,284 shares as of

December 31, 2005, and could be issued in the form of stock options, stock appreciation rights, stock awards and stock units. In February 2005, our board of directors approved an amendment to the 1998 Long-Term Incentive Plan limiting the term of the plan to ten years from its original adoption date in May 1998. As of December 31, 2005, 4,420,638 shares remained available for issuance under the plan with respect to awards (other than outstanding awards). As of December 31, 2005, 256,310 shares remained available for issuance under the 2004 Directors’ Stock Incentive Plan with respect to awards (other than outstanding awards) and could be issued in the form of stock options, stock appreciation rights, stock awards and stock units. As of December 31, 2005, 627,632 shares remained available for issuance under the Employee Stock Purchase Plan, of which 83,503 shares were purchased through June 1, 2006. These shares could be issued only in the form of shares of our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Until his term as a director expired at the annual meeting of stockholders on May 12, 2005, William E. Macaulay served as chairman of Pride’s board of directors. Mr. Macaulay, the Chairman and Chief Executive Officer of First Reserve Corporation, had been a director of Pride since First Reserve’s first investment in Pride in July 1999.

Until April 22, 2005, First Reserve Fund VII, Limited Partnership, and First Reserve Fund VIII, L.P., investment partnerships managed by First Reserve Corporation, and First Reserve Fund IX, L.P., an investment partnership managed by First Reserve GP IX, Inc., owned of record in the aggregate more than five percent of the total shares of Pride’s common stock outstanding.

Pride, Fund VII, Fund VIII and Fund IX were subject to a stockholders agreement providing that, as long as Fund VII, Fund VIII, Fund IX or any of their affiliates, referred to in this annual report as the “First Reserve Group,” owned Company Securities that represented at least 5% of the voting power of Pride, Fund VIII was entitled to nominate one director to Pride’s board of directors. “Company Securities” included Pride common stock and other securities that were convertible into, exchangeable for or exercisable for the purchase of, or otherwise give the holder any rights in, Pride common stock or any class or series of Pride’s preferred stock entitled to vote generally for the election of directors or otherwise. Fund VIII could assign its right to nominate a director to Fund VII or Fund IX. Mr. Macaulay served as Fund VIII’s director nominee. The stockholders agreement also provided for restrictions on the acquisition, transfer and voting of Company Securities by the First Reserve Group. Members of the First Reserve Group were provided demand and piggyback registration rights with respect to Pride common stock they owned.

In May 2005, we completed a public offering of 5,976,251 shares of our common stock under our “shelf” registration statement. We used the net proceeds of approximately $123.6 million (before offering expenses) to purchase a total of 5,976,251 shares of our common stock from the three First Reserve funds at a price per share equal to the proceeds per share that we received from the offering. The shares repurchased from the funds were subsequently retired. There was no increase in the total number of outstanding shares of our common stock resulting from these transactions. In connection with the transaction, the stockholders agreement described above was terminated.

We incorporate by reference in response to this item the information set forth in “Executive Compensation — Compensation Committee Interlocks and Insider Participation” in Item 11 of this annual report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by each of KPMG LLP and PricewaterhouseCoopers LLP for the audit of Pride’s annual financial statements for the years ended December 31, 2005 and 2004, respectively, and fees billed for other services rendered by KPMG and PricewaterhouseCoopers during those periods.

	2005	2004
	(In thousands)

Audit Fees(1)	$6,207	$7,682
Audit-Related Fees(2)	—	291
Tax Fees(3)	17	1,650
All Other Fees(4)	2	5

Total	$6,226	$9,628

(1)	Audit Fees consisted of fees for audit services, which related to the consolidated audit, quarterly reviews, registration statements, comfort letters, statutory audits, accounting consultations, subsidiary audits and related matters. Audit Fees also include the audit of management’s report on the effectiveness of Pride’s internal control over financial reporting and the independent registered public accounting firm’s own audit of Pride’s internal control over financial reporting, in each case as required by Section 404 of the Sarbanes-Oxley Act of 2002 and applicable SEC rules.

(2)	Audit-Related Fees consisted of fees for audit-related services, which related to employee benefit plan audits, consultations concerning financial accounting and reporting standards and internal control assessment and testing beyond the level required as part of the consolidated audit.

(3)	Tax Fees consisted of fees for tax services, which related to services for tax compliance, tax planning, tax advice (including tax return preparation) and refund claims, assistance with tax audits and appeals and advice related to mergers and acquisitions.

(4)	All Other Fees consisted of fees for accounting research software.

The Audit Committee preapproves all audit, review or attest engagements and permissible non-audit services to be performed by Pride’s independent registered public accounting firm, subject to, and in compliance with, the de minimis exception for non-audit services described in applicable provisions of the Securities Exchange Act of 1934 and applicable SEC rules. All services provided by Pride’s independent public accounting firm in 2005 and 2004 were preapproved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this annual report:

(1) Financial Statements

All financial statements of the Registrant as set forth under Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable or not required, or the information required thereby is included in the consolidated financial statements or the notes thereto included in this annual report.

(3) Exhibits

Each exhibit identified below is filed with this annual report. Exhibits designated with an “*” are filed herewith. Exhibits designated with a “†” are management contracts or compensatory plans or arrangements.

Exhibit
No.		Description

3.1		Certificate of Incorporation of Pride (incorporated by reference to Annex D to the Joint Proxy Statement/Prospectus included in the Registration Statement on Form S-4, Registration Nos. 333-66644 and 333-66644-01 (the ‘‘Registration Statement”)).

3.2		Bylaws of Pride (incorporated by reference to Exhibit 3.2 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-13289).

4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.13 to the Registration Statement).

4.2		Rights Agreement, dated as of September 13, 2001, between Pride and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.2 Pride’s Current Report on Form 8-K filed with the SEC on September 28, 2001, File No. 1-13289 (the “Form 8-K”)).

4.3		Certificate of Designations of Series A Junior Participating Preferred Stock of Pride (incorporated by reference to Exhibit 4.3 to the Form 8-K).

4.4		Credit Agreement dated July 7, 2004 by and among Pride Offshore, Inc., the guarantors named therein, the lenders party thereto, Calyon New York Branch and Natexis Banques Populaires, as issuing banks, Calyon and Natexis, as swingline lenders, Citicorp North America, Inc., as administrative agent, and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 4.1 to Pride’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-13289).

4.5		First Amendment dated May 10, 2005 to Credit Agreement dated July 7, 2004 by and among Pride Offshore, Inc., the guarantors named therein, the lenders party thereto, Calyon New York Branch and Natexis Banques Populaires, as issuing banks, Citicorp North America, Inc., as administrative agent, and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.1 to Pride’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-13289).

4.6		Second Amendment dated November 17, 2005 to Credit Agreement dated July 7, 2004 by and among Pride Offshore, Inc., the guarantors named therein, the lenders party thereto, Calyon New York Branch and Natexis Banques Populaires, as issuing banks, Citicorp North America, Inc., as administrative agent, and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on November 23, 2005, File No. 1-13289).

4.7		Indenture dated as of July, 1, 2004 by and between Pride and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Pride’s Registration Statement on Form S-4, File No. 333-118104).

4.8		First Supplemental Indenture dated as of July 7, 2004 by and between Pride and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Pride’s Registration Statement on Form S-4, File No. 333-118104).
Pride and its subsidiaries are parties to several debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii) (A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.

10	.1†	Form of Indemnity Agreement between Pride and certain executive officers and directors (incorporated by reference to Exhibit 10(g) to Pride’s Registration Statement on Form S-1, Registration No. 33-33233).

10	.2†	Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4A to Pride’s Registration Statement on Form S-8, Registration No. 33-26854).

10	.3†	First Amendment to Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.7 to Pride’s Registration Statement on Form S-8, Registration No. 333-35089).

10	.4†	Second Amendment to Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.8 to Pride’s Registration Statement on Form S-8, Registration No. 333-35089).

10	.5†	Third Amendment to Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Pride’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13289).

10	.6†	Summary of Pride International, Inc. Group Life Insurance and Accidental Death and Dismemberment Insurance Plan (incorporated by reference to Exhibit 10(j) to Pride’s Registration Statement on Form S-1, Registration No. 33-33233).

Exhibit
No.		Description

10	.7†	Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10(j) to Pride’s Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-16963).

10	.8†	First Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 4.7 to Pride’s Registration Statement on Form S-8, Registration No. 333-35093).

10	.9†	Second Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.10 to Pride’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13289).

10	.10†	Third Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.11 of Pride’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-13289).

10	.11†	Fourth Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.12 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-13289).

10	.12†	Fifth Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.13 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-13289).

10	.13†	Sixth Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.5 to Pride’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-13289).

10	.14†	Pride International, Inc. 401(k) Restoration Plan (incorporated by reference to Exhibit 10(k) to Pride’s Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-16963).

10	.15†	Pride International, Inc. Supplemental Executive Retirement Plan, as amended and restated (“SERP”) (incorporated by reference to Exhibit 10.15 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-13289).

10	.16†	Amended SERP Participation Agreement effective January 28, 2005 between Pride International, Inc. and Paul A. Bragg (incorporated by reference to Exhibit 10.2 to Pride’s Current Report on Form 8-K filed with the SEC on February 2, 2005, File No. 1-13289).

10	.17†	Amended SERP Participation Agreement dated January 28, 2005 between Pride and Louis A. Raspino (incorporated by reference to Exhibit 10.3 to Pride’s Current Report on Form 8-K filed with the SEC on February 2, 2005, File No. 1-13289).

10	.18†	Amended SERP Participation Agreement dated January 28, 2005 between Pride and John R. Blocker, Jr. (incorporated by reference to Exhibit 10.4 to Pride’s Current Report on Form 8-K filed with the SEC on February 2, 2005, File No. 1-13289).

10	.19†	SERP Participation Agreement effective January 28, 2005 between Pride and Lonnie D. Bane (incorporated by reference to Exhibit 10.5 to Pride’s Current Report on Form 8-K filed with the SEC on February 2, 2005, File No. 1-13289).

10	.20†	SERP Participation Agreement effective January 28, 2005 between Pride and W. Gregory Looser (incorporated by reference to Exhibit 10.6 to Pride’s Current Report on Form 8-K filed with the SEC on February 2, 2005, File No. 1-13289).

10	.21†	Pride International, Inc. 1998 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.21 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-13289).

10	.22†	Form of 1998 Long-Term Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on February 15, 2006, File No. 1-13289).

10	.23†	Form of 1998 Long-Term Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to Pride’s Current Report on Form 8-K filed with the SEC on January 6, 2005, File No. 1-13289).

10	.24†	Pride International, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to Pride’s Registration Statement on Form S-8, Registration No. 333-06825).

Exhibit
No.		Description

10	.25†	Amendment to Pride International, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to Pride’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-13289).

10	.26*†	Second Amendment to Pride International, Inc. Employee Stock Purchase Plan effective as of January 1, 2006.

10	.27†	Pride International, Inc. 2004 Directors’ Stock Incentive Plan (incorporated by reference to Appendix C to Pride’s Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Stockholders, File No. 1-13289).

10	.28†	Form of 2004 Director’s Stock Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Pride’s Current Report on Form 8-K filed with the SEC on January 6, 2005, File No. 1-13289).

10	.29†	Form of 2004 Director’s Stock Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to Pride’s Current Report on Form 8-K filed with the SEC on January 6, 2005, File No. 1-13289).

10	.30†	Employment/Non-Competition/Confidentiality Agreement dated February 5, 1999 between Pride and Paul A. Bragg (incorporated by reference to Exhibit 10.19 to Pride’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-13289).

10	.31†	Employment/Non-Competition/Confidentiality Agreement November 22, 2003 between Pride and Louis A. Raspino (incorporated by reference to Exhibit 10.29 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-13289).

10	.32†	Employment/Non-Competition/Confidentiality Agreement dated October 15, 1998 between Pride and John R. Blocker, Jr. (incorporated by reference to Exhibit 10.24 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-13289).

10	.33†	First Amendment to Employment/Non-Competition/Confidentiality Agreement effective August 12, 2004 between Pride and John R. Blocker, Jr. (incorporated by reference to Exhibit 10.6 to Pride’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-13289).

10	.34†	Second Amendment to Employment/Non-Competition/Confidentiality Agreement effective January 17, 2005 between Pride and John R. Blocker, Jr. (incorporated by reference to Exhibit 10.2 to Pride’s Current Report on Form 8-K filed with the SEC on January 20, 2005, File No. 1-13289).

10	.35†	Employment/Non-Competition/Confidentiality Agreement dated June 10, 2004 between Pride and Lonnie D. Bane (incorporated by reference to Exhibit 10.1 to Pride’s Quarterly Report for the quarter ended June 30, 2004, File No. 1-13289).

10	.36†	Employment/Non-Competition/Confidentiality Agreement dated March 23, 2004 between Pride and W. Gregory Looser (incorporated by reference to Exhibit 10.1 to Pride’s Quarterly Report for the quarter ended March 31, 2004, File No. 1-13289).

10	.37†	Employment/Non-Competition/Confidentiality Agreement dated February 28, 2005 between Pride and Kevin C. Robert (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on March 11, 2005, File No. 1-13289).

10	.38†	Employment/Non-Competition/Confidentiality Agreement between Pride and Brian C. Voegele dated November 21, 2005 (incorporated by reference to Exhibit 10.10.1 to Pride’s Current Report on Form 8-K filed with the SEC on November 28, 2005, File No. 1-13289).

10	.39†	Retirement Agreement, dated as of May 31, 2006, between Pride and John R. Blocker, Jr. (incorporated by reference to Exhibit 10.1 Pride’s Current Report on Form 8-K filed with the SEC on May 31, 2006, File No. 1-13289).

Exhibit
No.	Description

10.40*†	Summary of certain executive officer and director compensation arrangements.

12*	Computation of ratio of earnings to fixed charges.

21*	Subsidiaries of Pride.

23.1*	Consent of KPMG LLP.

23.2**	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Chief Executive Officer and the Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	To be filed as an exhibit to Pride’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on June 29, 2006.

PRIDE INTERNATIONAL, INC.

By:	/s/ LOUIS A. RASPINO
Louis A. Raspino
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 29, 2006.

Signatures	Title

/s/ LOUIS A. RASPINO (Louis A. Raspino)	President, Chief Executive Officer and Director (principal executive officer)

/s/ BRIAN C. VOEGELE (Brian C. Voegele)	Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ DOUGLAS G. SMITH (Douglas G. Smith)	Vice President and Chief Accounting Officer (principal accounting officer)

/s/ DAVID A.B. BROWN (David A.B. Brown)	Chairman of the Board

/s/ ROBERT L. BARBANELL (Robert L. Barbanell)	Director

/s/ J. C. BURTON (J. C. Burton)	Director

/s/ ARCHIE W. DUNHAM (Archie W. Dunham)	Director

/s/ FRANCIS S. KALMAN (Francis S. Kalman)	Director

/s/ RALPH D. MCBRIDE (Ralph D. McBride)	Director

/s/ DAVID B. ROBSON (David B. Robson)	Director

INDEX TO EXHIBITS

Exhibit
No.		Description

3.1		Certificate of Incorporation of Pride (incorporated by reference to Annex D to the Joint Proxy Statement/Prospectus included in the Registration Statement on Form S-4, Registration Nos. 333-66644 and 333-66644-01 (the ‘‘Registration Statement”)).

3.2		Bylaws of Pride (incorporated by reference to Exhibit 3.2 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-13289).

4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.13 to the Registration Statement).

4.2		Rights Agreement, dated as of September 13, 2001, between Pride and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.2 Pride’s Current Report on Form 8-K filed with the SEC on September 28, 2001, File No. 1-13289 (the ‘‘Form 8-K”)).

4.3		Certificate of Designations of Series A Junior Participating Preferred Stock of Pride (incorporated by reference to Exhibit 4.3 to the Form 8-K).

4.4		Credit Agreement dated July 7, 2004 by and among Pride Offshore, Inc., the guarantors named therein, the lenders party thereto, Calyon New York Branch and Natexis Banques Populaires, as issuing banks, Calyon and Natexis, as swingline lenders, Citicorp North America, Inc., as administrative agent, and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 4.1 to Pride’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-13289).

4.5		First Amendment dated May 10, 2005 to Credit Agreement dated July 7, 2004 by and among Pride Offshore, Inc., the guarantors named therein, the lenders party thereto, Calyon New York Branch and Natexis Banques Populaires, as issuing banks, Citicorp North America, Inc., as administrative agent, and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.1 to Pride’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-13289).

4.6		Second Amendment dated November 17, 2005 to Credit Agreement dated July 7, 2004 by and among Pride Offshore, Inc., the guarantors named therein, the lenders party thereto, Calyon New York Branch and Natexis Banques Populaires, as issuing banks, Citicorp North America, Inc., as administrative agent, and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on November 23, 2005, File No. 1-13289).

4.7		Indenture dated as of July, 1, 2004 by and between Pride and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Pride’s Registration Statement on Form S-4, File No. 333-118104).

4.8		First Supplemental Indenture dated as of July 7, 2004 by and between Pride and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Pride’s Registration Statement on Form S-4, File No. 333-118104).
Pride and its subsidiaries are parties to several debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii) (A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.

10	.1†	Form of Indemnity Agreement between Pride and certain executive officers and directors (incorporated by reference to Exhibit 10(g) to Pride’s Registration Statement on Form S-1, Registration No. 33-33233).

10	.2†	Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4A to Pride’s Registration Statement on Form S-8, Registration No. 33-26854).

10	.3†	First Amendment to Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.7 to Pride’s Registration Statement on Form S-8, Registration No. 333-35089).

10	.4†	Second Amendment to Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.8 to Pride’s Registration Statement on Form S-8, Registration No. 333-35089).

10	.5†	Third Amendment to Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Pride’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13289).

Exhibit
No.		Description

10	.6†	Summary of Pride International, Inc. Group Life Insurance and Accidental Death and Dismemberment Insurance Plan (incorporated by reference to Exhibit 10(j) to Pride’s Registration Statement on Form S-1, Registration No. 33-33233).

10	.7†	Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10(j) to Pride’s Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-16963).

10	.8†	First Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 4.7 to Pride’s Registration Statement on Form S-8, Registration No. 333-35093).

10	.9†	Second Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.10 to Pride’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13289).

10	.10†	Third Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.11 of Pride’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-13289).

10	.11†	Fourth Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.12 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-13289).

10	.12†	Fifth Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.13 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-13289).

10	.13†	Sixth Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.5 to Pride’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-13289).

10	.14†	Pride International, Inc. 401(k) Restoration Plan (incorporated by reference to Exhibit 10(k) to Pride’s Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-16963).

10	.15†	Pride International, Inc. Supplemental Executive Retirement Plan, as amended and restated (‘‘SERP”) (incorporated by reference to Exhibit 10.15 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-13289).

10	.16†	Amended SERP Participation Agreement effective January 28, 2005 between Pride International, Inc. and Paul A. Bragg (incorporated by reference to Exhibit 10.2 to Pride’s Current Report on Form 8-K filed with the SEC on February 2, 2005, File No. 1-13289).

10	.17†	Amended SERP Participation Agreement dated January 28, 2005 between Pride and Louis A. Raspino (incorporated by reference to Exhibit 10.3 to Pride’s Current Report on Form 8-K filed with the SEC on February 2, 2005, File No. 1-13289).

10	.18†	Amended SERP Participation Agreement dated January 28, 2005 between Pride and John R. Blocker, Jr. (incorporated by reference to Exhibit 10.4 to Pride’s Current Report on Form 8-K filed with the SEC on February 2, 2005, File No. 1-13289).

10	.19†	SERP Participation Agreement effective January 28, 2005 between Pride and Lonnie D. Bane (incorporated by reference to Exhibit 10.5 to Pride’s Current Report on Form 8-K filed with the SEC on February 2, 2005, File No. 1-13289).

10	.20†	SERP Participation Agreement effective January 28, 2005 between Pride and W. Gregory Looser (incorporated by reference to Exhibit 10.6 to Pride’s Current Report on Form 8-K filed with the SEC on February 2, 2005, File No. 1-13289).

10	.21†	Pride International, Inc. 1998 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.21 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-13289).

10	.22†	Form of 1998 Long-Term Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on February 15, 2006, File No. 1-13289).

10	.23†	Form of 1998 Long-Term Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to Pride’s Current Report on Form 8-K filed with the SEC on January 6, 2005, File No. 1-13289).

Exhibit
No.		Description

10	.24†	Pride International, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to Pride’s Registration Statement on Form S-8, Registration No. 333-06825).

10	.25†	Amendment to Pride International, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to Pride’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-13289).

10	.26*†	Second Amendment to Pride International, Inc. Employee Stock Purchase Plan effective as of January 1, 2006.

10	.27†	Pride International, Inc. 2004 Directors’ Stock Incentive Plan (incorporated by reference to Appendix C to Pride’s Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Stockholders, File No. 1-13289).

10	.28†	Form of 2004 Director’s Stock Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Pride’s Current Report on Form 8-K filed with the SEC on January 6, 2005, File No. 1-13289).

10	.29†	Form of 2004 Director’s Stock Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to Pride’s Current Report on Form 8-K filed with the SEC on January 6, 2005, File No. 1-13289).

10	.30†	Employment/Non-Competition/Confidentiality Agreement dated February 5, 1999 between Pride and Paul A. Bragg (incorporated by reference to Exhibit 10.19 to Pride’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-13289).

10	.31†	Employment/Non-Competition/Confidentiality Agreement November 22, 2003 between Pride and Louis A. Raspino (incorporated by reference to Exhibit 10.29 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-13289).

10	.32†	Employment/Non-Competition/Confidentiality Agreement dated October 15, 1998 between Pride and John R. Blocker, Jr. (incorporated by reference to Exhibit 10.24 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-13289).

10	.33†	First Amendment to Employment/Non-Competition/Confidentiality Agreement effective August 12, 2004 between Pride and John R. Blocker, Jr. (incorporated by reference to Exhibit 10.6 to Pride’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-13289).

10	.34†	Second Amendment to Employment/Non-Competition/Confidentiality Agreement effective January 17, 2005 between Pride and John R. Blocker, Jr. (incorporated by reference to Exhibit 10.2 to Pride’s Current Report on Form 8-K filed with the SEC on January 20, 2005, File No. 1-13289).

10	.35†	Employment/Non-Competition/Confidentiality Agreement dated June 10, 2004 between Pride and Lonnie D. Bane (incorporated by reference to Exhibit 10.1 to Pride’s Quarterly Report for the quarter ended June 30, 2004, File No. 1-13289).

10	.36†	Employment/Non-Competition/Confidentiality Agreement dated March 23, 2004 between Pride and W. Gregory Looser (incorporated by reference to Exhibit 10.1 to Pride’s Quarterly Report for the quarter ended March 31, 2004, File No. 1-13289).

10	.37†	Employment/Non-Competition/Confidentiality Agreement dated February 28, 2005 between Pride and Kevin C. Robert (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on March 11, 2005, File No. 1-13289).

10	.38†	Employment/Non-Competition/Confidentiality Agreement between Pride and Brian C. Voegele dated November 21, 2005 (incorporated by reference to Exhibit 10.10.1 to Pride’s Current Report on Form 8-K filed with the SEC on November 28, 2005, File No. 1-13289).

10	.39†	Retirement Agreement, dated as of May 31, 2006, between Pride and John R. Blocker, Jr. (incorporated by reference to Exhibit 10.1 Pride’s Current Report on Form 8-K filed with the SEC on May 31, 2006, File No. 1-13289).

10	.40*†	Summary of certain executive officer and director compensation arrangements.

Exhibit
No.	Description

12*	Computation of ratio of earnings to fixed charges.

21*	Subsidiaries of Pride.

23.1*	Consent of KPMG LLP.

23.2**	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Chief Executive Officer and the Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	To be filed as an exhibit to Pride’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

†	Management contract or compensatory plan or arrangement.