Form 10-Q
period 2006-03-31
PRIDE INTERNATIONAL INC
filed 2006-06-30
CIK 833081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 1-13289

Pride International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0069030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5847 San Felipe, Suite 3300 Houston, Texas	77057 (Zip Code)
(Address of principal executive offices)
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
      Outstanding as of June 22, 2006
      Common Stock, par value $.01 per share
163,741,095

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Pride International, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005

	(Unaudited)	(Audited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$139.9	$45.1
Restricted cash	1.9	1.8
Trade receivables, net	451.3	435.5
Parts and supplies, net	67.6	70.2
Prepaid expenses and other current assets	131.3	135.7

Total current assets	792.0	688.3
Property and equipment	4,766.0	4,762.0
Less accumulated depreciation	1,631.1	1,580.3

Property and equipment, net	3,134.9	3,181.7

Investments in and advances to affiliates	69.1	68.0
Goodwill	68.5	68.5
Other assets	71.9	80.0

Total assets	$4,136.4	$4,086.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$55.2	$57.5
Short-term borrowings	2.3	2.2
Accounts payable	149.2	159.8
Accrued expenses	233.3	255.0

Total current liabilities	440.0	474.5
Other long-term liabilities	66.8	69.3
Long-term debt, net of current portion	1,153.5	1,187.3
Deferred income taxes	96.7	71.7
Minority interest	25.6	24.3
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	1.6	1.6
Paid-in capital	1,761.7	1,743.6
Treasury stock, at cost	(6.1)	(5.5)
Retained earnings	593.0	522.5
Accumulated other comprehensive income	3.6	2.3
Unearned compensation	—	(5.1)

Total stockholders’ equity	2,353.8	2,259.4

Total liabilities and stockholders’ equity	$4,136.4	$4,086.5

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.
Consolidated Statements of Operations

	Three Months Ended
	March 31,

	2006	2005

	(In millions, except
	per share amounts)
	(Unaudited)
Revenues	$566.9	$466.2
Operating costs, excluding depreciation and amortization	372.3	323.3
Depreciation and amortization	65.5	65.1
General and administrative, excluding depreciation and amortization	26.0	19.6
Gain on sales of assets, net	(26.7)	(11.7)

Earnings from operations	129.8	69.9
Interest expense	(19.7)	(24.5)
Interest income	0.8	0.3
Other income, net	2.4	2.0

Income from continuing operations before income taxes and minority interest	113.3	47.7
Income taxes	(42.2)	(23.1)
Minority interest	(1.4)	(6.3)

Income from continuing operations	69.7	18.3
Income from discontinued operations	0.8	—

Net income	$70.5	$18.3

Basic earnings per share:
Income from continuing operations	$0.43	$0.13
Income from discontinued operations	0.01	—

Net income	$0.44	$0.13

Diluted earnings per share:
Income from continuing operations	$0.40	$0.12
Income from discontinued operations	0.01	—

Net income	$0.41	$0.12

Shares used in per share calculations:
Basic	162.1	137.7
Diluted	176.4	158.6
The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,

	2006	2005

	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$70.5	$18.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65.5	65.1
Gain on sale of assets	(26.7)	(11.7)
Tax benefit on non-qualified stock options	—	8.2
Deferred income taxes	25.5	3.6
Minority interest	1.4	6.3
Stock-based compensation	2.9	0.5
Gain on mark-to-market of derivatives	(1.2)	(4.1)
Other non-cash items	3.9	2.5
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	(15.8)	(31.1)
Parts and supplies	(0.3)	(3.4)
Prepaid expenses and other current assets	9.1	7.4
Other assets	5.5	(7.3)
Accounts payable	(10.4)	8.2
Accrued expenses	(22.3)	(21.6)
Other liabilities	(1.8)	4.1

Net cash flows from operating activities	105.8	45.0

Cash flows from investing activities:
Purchases of property and equipment	(46.0)	(26.9)
Proceeds from dispositions of property and equipment	51.9	41.8
Investments in and advances to affiliates	(0.9)	(4.8)

Net cash flows from investing activities	5.0	10.1

Cash flows from financing activities:
Repayments of borrowings	(202.2)	(168.1)
Proceeds from debt borrowings	166.0	86.0
Decrease (increase) in restricted cash	(0.1)	0.1
Proceeds from exercise of stock options	18.9	34.1
Proceeds from issuance of common stock	1.4	1.3

Net cash flows from financing activities	(16.0)	(46.6)

Increase in cash and cash equivalents	94.8	8.5
Cash and cash equivalents, beginning of period	45.1	37.1

Cash and cash equivalents, end of period	$139.9	$45.6

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.
Notes to Unaudited Consolidated Financial Statements

NOTE 1.	GENERAL

Nature of Operations
      Pride International, Inc. (“Pride,” “we,” “our” or “us”) is a leading international provider of contract drilling and related services, operating both offshore and on land. We provide contract drilling services to oil and natural gas exploration and production companies through the use of mobile offshore and land-based drilling rigs in U.S. offshore, international offshore and international land markets.

Basis of Presentation
      Our unaudited consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the presentation and disclosures herein are adequate to make the information not misleading. In the opinion of management, the unaudited consolidated financial information included herein reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for a full year or any other interim period.
      In the notes to the unaudited consolidated financial statements, all dollar and share amounts, other than per share amounts, in tabulations are in millions of dollars and shares, respectively, unless otherwise noted.

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

Reclassifications
      Certain reclassifications have been made to the prior periods’ consolidated financial statements to conform with the current period presentation.

NOTE 2.	STOCK-BASED COMPENSATION
      On January 1, 2006, we adopted the revised Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective method. SFAS No. 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). SFAS No. 123(R) requires that companies recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. The fair value is to be estimated using an option pricing model. Excess tax benefits, as defined in SFAS No. 123(R), are recognized as an addition to paid-in capital and are required to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules.

Pride International, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
      Prior to January 1, 2006, we had accounted for stock-based compensation under APB No. 25 and had provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, as if the fair value method defined by SFAS No. 123 had been applied to our stock-based compensation. Under APB No. 25, no compensation expense was recognized for stock options or for our employee stock purchase plan (“ESPP”). Compensation expense was, however, recognized for our restricted stock awards.
      In 2006, we reevaluated our assumptions used in estimating the fair value of stock options granted. As part of this assessment, we determined that implied volatility calculated based on actively traded options on our common stock is a better indicator of expected volatility and future stock price trends than historical volatility. As a result, expected volatility for the three months ended March 31, 2006 was based on a market-based implied volatility. We used the Black-Scholes option pricing model to value the stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior over the past 12 years. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life. Expected dividend yield is based on historical dividend payments.
      The fair value of stock-based awards is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Options

	Three Months Ended		ESPP
	March 31,
			Three Months Ended
	2006	2005	March 31, 2006

Dividend yield	0%	0%	0%
Expected volatility	33%	31%	32%
Risk-free interest rate	4.6%	3.7%	4.5%
Expected life	6.3 years	5.0 years	1.0 year
Weighted average grant-date fair value of stock options granted	$14.20	$6.87	$10.08
      Under the modified prospective method, stock-based compensation expense for the first quarter of 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with SFAS No. 123(R). We recognize these compensation costs net of an estimated forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.

Pride International, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
      The adoption of SFAS No. 123(R) resulted in a change in our method of recognizing the fair value of stock-based compensation and estimating forfeitures for all unvested awards. Specifically, the adoption of SFAS No. 123(R) resulted in our recording compensation expense for employee stock options and our ESPP. Stock-based compensation expense related to stock options, restricted stock and the ESPP was allocated as follows:

Three Months Ended
March 31, 2006

Operating costs, excluding depreciation and amortization	$1.3
General and administrative, excluding depreciation and amortization	1.6

Stock-based compensation expense before income taxes	2.9
Income tax benefit	(1.0)

Total stock-based compensation expense after income taxes	$1.9

      The following table shows the effect of adopting SFAS No. 123(R) on selected reported items (“As Reported”) and what those items would have been under previous guidance under APB No. 25:

	Three Months Ended
	March 31, 2006

	As	Under APB
	Reported	No. 25

Income from continuing operations before income taxes and minority interest	$113.3	$115.2
Net income	70.5	71.8
Cash flows from operating activities	105.8	103.9
Cash flows from financing activities	(16.0)	(16.0)
Basic earnings per share	0.44	0.44
Diluted earnings per share	0.41	0.42
      Had compensation expense for stock options been determined based on fair value at the grant date consistent with SFAS No. 123, our net income and earnings per share for the three months ended March 31, 2005 would have been reduced to the pro forma amounts indicated below:

Three Months Ended
March 31, 2005

Net income, as reported	$18.3
Add: Stock-based compensation included in reported net income, net of tax	0.3
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(4.1)

Pro forma net income	$14.5

Basic EPS:
As reported	$0.13
Pro forma	$0.11
Diluted EPS:
As reported	$0.12
Pro forma	$0.10

Pride International, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Employee Stock Plans
      Our employee stock option plans provide for the granting or awarding of stock options, restricted stock, stock appreciation rights, other stock-based awards and cash awards to directors, officers and other key employees. As of March 31, 2006, only two of our stock option plans had shares available for future issuance. The number of shares authorized and reserved for future issuance under the 1998 Long-Term Incentive Plan is limited to 10% of total issued and outstanding shares, subject to adjustment in the event of certain changes in our corporate structure or capital stock. No new awards may be made under the plan after May 12, 2008. As of March 31, 2006, a total of 0.4 million shares had been reserved for issuance pursuant to awards granted under the 2004 Directors’ Stock Incentive Plan.
      The exercise price of stock options is equal to the fair market value of our common stock on the option grant date. The stock options vest over periods ranging from two years to four years and have a contractual term of 10 years. Vested options may be exercised in whole or in part at any time prior to the expiration date of the grant.
      Awards of restricted stock and of restricted stock units consist of awards of our common stock, or awards denominated in common stock, that are subject to restrictions on transferability. Such awards are subject to forfeiture if employment terminates in certain circumstances prior to the release of the restrictions and vest one to four years from the date of grant. We expense the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.
      We also have an ESPP whereby eligible employees may purchase shares of our common stock at a price equal to 85% of the lower of the closing price of our common stock on the first or last trading day of the calendar year. As of March 31, 2006, a total of 0.5 million shares remained available for issuance under the plan.
      The following table summarizes activity in our stock options:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic
	Shares	Share	Term	Value

	(In thousands)		(In years)
Outstanding as of December 31, 2005	6,953	$17.78
Granted	458	33.59
Exercised	(1,072)	17.48
Forfeited	(8)	19.45

Outstanding as of March 31, 2006	6,331	$18.98	6.4	$78.4

Exercisable as of March 31, 2006	4,921	$17.48	5.6	$67.4
      The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the stock option holders had all the holders exercised their stock options on March 31, 2006. This amount changes based on the fair market value of our stock.

Pride International, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
      Other information pertaining to option activity was as follows:

	Three Months
	Ended March 31,

	2006	2005

Total fair value of stock options vested	$3.1	$7.4
Total intrinsic value of stock options exercised	$17.9	$29.6
      For the three months ended March 31, 2006, cash received from the exercise of stock options was $18.9 million, and no income tax benefit was realized from the exercise of stock options. As a result of our net operating loss position as of March 31, 2006, our tax benefit of approximately $6.0 million will not be realized until such time as the net operating loss carryforwards are fully utilized. As of March 31, 2006, there was $11.9 million of total stock option compensation expense related to nonvested stock options not yet recognized, which is expected to be recognized over a weighted average period of 1.8 years.
      The following table summarizes activity in our nonvested restricted stock awards:

		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	Shares	Per Share

	(In thousands)
Nonvested at December 31, 2005	331	$20.31
Granted	282	33.60
Vested	(81)	19.82

Nonvested at March 31, 2006	532	$27.43

      As of March 31, 2006, there was $13.6 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 3.3 years. Prior to the January 1, 2006 adoption of SFAS 123(R), we accounted for restricted stock awards under APB No. 25. APB No. 25 required the full value of restricted stock awards to be recorded in stockholders equity with a deferred compensation balance recorded within equity for the unrecognized compensation cost. SFAS 123(R) does not consider the equity to be issued until the stock award vests. Accordingly, the deferred compensation balance of $5.1 million at December 31, 2005 was reclassified to additional paid in capital on January 1, 2006.
      We deliver newly issued shares under our stock options plans and ESPP.

NOTE 3.	DISCONTINUED OPERATIONS
      In 2001 and 2002, our Technical Services group entered into fixed-fee contracts to design, engineer, manage construction of and commission four deepwater platform drilling rigs for installation on spars and tension leg platforms. In 2004, we discontinued this business and do not currently intend to enter into additional business of this nature. Accordingly, we have reported our fixed-fee rig construction business as discontinued operations on our consolidated statements of operations. Income from discontinued operations for the three months ended March 31, 2006 and 2005 was approximately $800,000 and $0, respectively. Activity on discontinued operations consisted primarily of resolving commercial disputes and warranty items.

Pride International, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

NOTE 4.	PROPERTY AND EQUIPMENT
      Property and equipment consisted of the following:

	March 31,	December 31,
	2006	2005

Rigs and rig equipment	$4,527.0	$4,556.8
Transportation equipment	35.9	36.1
Buildings	45.6	43.2
Construction-in-progress	96.6	63.3
Land	8.8	8.7
Other	52.1	53.9

Total property and equipment	4,766.0	4,762.0
Accumulated depreciation and amortization	(1,631.1)	(1,580.3)

Property and equipment, net	$3,134.9	$3,181.7

      During the first quarter of 2006, we sold the Pride Rotterdam for $53.2 million, resulting in a pre-tax gain on the sale of $25.3 million. The proceeds from this sale were used to repay debt.

NOTE 5.	INVESTMENTS IN AFFILIATES
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
      We have entered into five year contracts for each of the Pride Portland and the Pride Rio de Janeiro to operate in Brazil. In order to obtain use of these semisubmersible drilling rigs, we entered into lease agreements with the joint venture company that require all revenues from the operations of the rigs, less operating costs and a management fee of $5,000 per day, to be paid to the joint venture company in the form of lease payments. The lease agreements also require the joint venture company to provide us with working capital necessary to operate the rigs, to fund capital improvements to the rigs and to fund any cash deficits incurred. During the three months ended March 31, 2006, we incurred lease expense of $11.1 million for the two rigs.
      Additionally, we recognized revenues from the joint venture company of $5.1 million during the three months ended March 31, 2005 for managing the rigs prior to the commencement of the drilling contracts, which approximated the costs we incurred to provide such management.
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
      Principal and interest payments totaling $43.7 million are due in 2006. We advanced the joint venture company $0.9 million during the three months ended March 31, 2006 for our share of operating costs and debt service payments. As of March 31, 2006, our investment in the joint venture company was approximately $67.3 million, including capitalized interest of $9.0 million.

Pride International, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

NOTE 6.	INDEBTEDNESS

Short-Term Borrowings
      As of March 31, 2006, we had agreements with several banks for uncollateralized short-term lines of credit totaling $29.0 million (substantially all of which are uncommitted), primarily denominated in U.S. dollars. These facilities renew periodically and bear interest at variable rates based on LIBOR. As of March 31, 2006, $2.3 million was outstanding under these facilities and $26.7 million was available for borrowings.

Long-Term Debt
      Long-term debt consisted of the following:

	March 31,	December 31,
	2006	2005

Senior secured revolving credit facility	$120.0	$135.0
7 3/8 % Senior Notes due 2014	497.7	497.6
3 1/4 % Convertible Senior Notes due 2033	300.0	300.0
Drillship loan facility due 2010	227.7	239.9
Semisubmersible loan due 2012	63.3	72.3

Total debt	1,208.7	1,244.8
Less current portion of long-term debt	(55.2)	57.5

Long-term debt	$1,153.5	$1,187.3

      Amounts drawn under the senior secured revolving credit facility bear interest at variable rates based on LIBOR plus a margin or prime rate plus a margin. The interest rate margin varies based on our leverage ratio. As of March 31, 2006, the weighted average interest rate on the senior secured revolving credit facility was 5.8%. As of March 31, 2006, there were $18.4 million of letters of credit outstanding under the facility, and availability was $361.6 million.

NOTE 7.	FINANCIAL INSTRUMENTS
      We are subject to the risk of variability in interest payments on our floating rate debt, which includes the senior secured revolving credit facility and the drillship loan facility at March 31, 2006. The drillship loan facility requires the joint venture company that owns the Pride Africa and Pride Angola to maintain interest rate swap and cap agreements.
      As of March 31, 2006, we had not designated any of the interest rate swap and cap agreements as hedging instruments as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the changes in fair value of the interest rate swap and cap agreements are recorded currently in earnings. The total aggregate fair value of the interest rate swap and cap agreements as of March 31, 2006 and December 31, 2005 was an asset of $6.5 million and $5.3 million, respectively.

NOTE 8.	INCOME TAXES
      Our consolidated effective income tax rate for continuing operations for the three months ended March 31, 2006 was 37.3% compared with 48.4% for the three months ended March 31, 2005. The higher rate in 2005 was principally the result of higher income in high tax Latin America jurisdictions, lower income in low or zero tax jurisdictions and higher income tax expense in “deemed profit” jurisdictions, despite low or minimal earnings in such jurisdictions.

Pride International, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

NOTE 9.	COMPREHENSIVE INCOME
      Comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. The components of our comprehensive income are as follows:

	Three Months
	Ended March 31,

	2006	2005

Net income	$70.5	$18.3
Foreign currency translation adjustments	1.3	(1.1)

Total comprehensive income	$71.8	$17.2

NOTE 10.	EARNINGS PER SHARE
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
      The following table presents information necessary to calculate basic and diluted earnings per share from continuing operations:

	Three Months
	Ended March 31,

	2006	2005

Income from continuing operations	$69.7	$18.3
Interest expense on convertible notes	2.6	2.3
Income taxes	(0.9)	(0.8)

Income from continuing operations, as adjusted	$71.4	$19.8
Weighted average shares of common stock outstanding	162.1	137.7
Convertible notes	11.7	18.1
Stock options	2.6	2.8

Weighted average shares of common stock outstanding, as adjusted	176.4	158.6
Earnings from continuing operations per share
Basic	$0.43	$0.13
Diluted	$0.40	$0.12
      The calculation of diluted weighted average shares outstanding, as adjusted, for the three months ended March 31, 2006 and 2005 excludes 0.0 million and 11.7 million common shares, respectively, issuable pursuant to convertible debt, and 0.5 million and 0.3 million common shares, respectively, issuable pursuant to outstanding stock options. These shares were excluded from the calculation because their effect was antidilutive or the exercise price of stock options exceeded the average price of our common stock for the applicable period.

NOTE 11.	SEGMENT AND RELATED INFORMATION
      We operate through five principal reporting segments: Eastern Hemisphere, which comprises our offshore and land-based drilling activity in Europe, Africa, the Middle East, Southeast Asia and the Caspian Sea;

Pride International, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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

	Three Months Ended
	March 31,

	2006	2005

Revenues:
Eastern Hemisphere	$164.6	$143.9
Western Hemisphere	119.5	109.2
U.S. Gulf of Mexico	107.3	50.2
Latin America Land	135.8	111.9
E&P Services	39.7	50.6
Corporate and Other	—	0.4

Total	566.9	466.2

Earnings (loss) from operations:
Eastern Hemisphere	65.0	40.0
Western Hemisphere	12.6	17.3
U.S. Gulf of Mexico	50.7	7.5
Latin America Land	22.5	13.5
E&P Services	4.2	5.8
Corporate and Other	(25.2)	(14.2)

Total	$129.8	$69.9

      For the three months ended March 31, 2006, one customer accounted for 17.0% of consolidated revenues and is included in the Latin America Land and Western Hemisphere segments. For the three months ended March 31, 2005, one customer accounted for 15.0% of consolidated revenues and is included in the Latin America Land, Western Hemisphere and E&P Services segments, and an additional customer accounted for 10.7% of consolidated revenues and is included in the Western Hemisphere segment.

NOTE 12.	COMMITMENTS AND CONTINGENCIES

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

Pride International, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
      We cannot currently predict what, if any, actions may be taken by the DOJ, the SEC, the applicable government or other authorities or our customers or the effect the actions may have on our results of operations, financial condition or cash flows, on our consolidated financial statements or on our business in Venezuela and other jurisdictions. Our operations in Venezuela provided revenues of approximately $36.9 million, or approximately 6.5% of our total consolidated revenues for the three months ended March 31, 2006, and earnings from operations of approximately $3.5 million, or approximately 2.7% of our total consolidated earnings from operations for the three months ended March 31, 2006. In addition, in the first quarter of 2006 our Venezuelan operations represented 7.6% of our revenues and 2.6% of our earnings from operations in our

Pride International, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)
Western Hemisphere segment, 16.6% of our revenues and 10.1% of our earnings from operations in our Latin America Land segment and 13.4% of our revenues and 20.8% of our earnings from operations in our E&P Services segment. As of March 31, 2006 and May 31, 2006, we had accounts receivable from Petróleos de Venezuela, S.A. totaling $36.5 million and $30.2 million, respectively.
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

Pride International, Inc.
Notes to Unaudited Consolidated Financial Statements — (Continued)

NOTE 13.	OTHER SUPPLEMENTAL INFORMATION
      Supplemental cash flows and non-cash transactions were as follows:

	Three Months
	Ended March 31,

	2006	2005

Non-cash transactions:
Common stock issued upon conversion of debt	$—	$1.5
Cash paid during the year for:
Interest	$25.6	$32.3
Income taxes	15.1	11.9
Change in capital expenditures in accounts payable	(0.3)	0.5

NOTE 14.	NEW ACCOUNTING PRONOUNCEMENTS
      In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, Accounting for Certain Hybrid Instruments, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133 to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that would otherwise require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 also amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will adopt SFAS No. 155 on January 1, 2007. We do not expect the adoption to have a material impact on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2005. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.
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
      During the first quarter of 2006, we continued to focus our efforts on reducing debt, managing cash flow and evaluating our assets to increase return on invested capital. As part of this strategy, we sold the Pride Rotterdam, an accommodation unit for $53.2 million in cash, which we used to repay debt.
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
      We cannot currently predict what, if any, actions may be taken by the DOJ, the SEC, the applicable government or other authorities or our customers or the effect the actions may have on our results of operations, financial condition or cash flows, on our consolidated financial statements or on our business in Venezuela and other jurisdictions. Our operations in Venezuela provided revenues of approximately $36.9 million, or approximately 6.5% of our total consolidated revenues for the three months ended March 31, 2006, and earnings from operations of approximately $3.5 million, or approximately 2.7% of our total consolidated earnings from operations for the three months ended March 31, 2006. In addition, in the first quarter of 2006 our Venezuelan operations represented 7.6% of our revenues and 2.6% of our earnings from operations in our Western Hemisphere segment, 16.6% of our revenues and 10.1% of our earnings from operations in our Latin America Land segment and 13.4% of our revenues and 20.8% of our earnings from operations in our E&P Services segment. As of March 31, 2006 and May 31, 2006, we had accounts receivable from Petróleos de Venezuela, S.A. totaling $36.5 million and $30.2 million, respectively.
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
      Prospects for our semisubmersible rigs continue to be robust. Increasing demand and limited availability have continued to drive dayrates higher. We believe that improving market conditions will continue into 2007 as development drilling commences on a number of major oil discoveries, particularly in the deepwater markets. We believe increasing demand coupled with a limited ability to increase rig supply will result in increasing dayrates. We continue to monitor the potential effect of prospective newbuild semisubmersible rigs and drillships, which could have an adverse impact on our utilization and dayrates.
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
      During the first quarter of 2006, we experienced high levels of activity for our land rigs and E&P services, particularly in Latin America, which resulted in higher pricing and utilization. The results of higher pricing and utilization were partially offset by lost revenue due to labor disruptions in Argentina. We expect these trends to continue with further improvements for the remainder of 2006. At the same time, however, we are actively pursuing options for maximizing the value of our Latin America land and E&P services operations. All options are being considered, including sales to strategic buyers and capital market alternatives. We may ultimately decide to pursue a course of action other than a disposition of these operations; however, if we do pursue a disposition, we may be unable to complete a transaction, including through capital market alternatives, on terms we find acceptable or at all.
      Increased activity in the oilfield services industry is increasing competition for experienced oilfield workers resulting in higher labor costs and training costs. The increased activity has also increased demand for oilfield equipment and spare parts, resulting in longer order lead times to obtain critical spares and higher repair and maintenance costs. In addition, as a result of the significant insurance losses incurred to offshore oilfield equipment, including drilling rigs, during the 2004 and 2005 hurricane season, our insurance costs will increase significantly after the end of our current policy period in June 2006. In addition, underwriters have imposed an aggregate limit for damage due to named wind storms in the U.S. Gulf of Mexico. However, due to higher dayrates, we expect our growth in revenues to continue to outpace our cost increases for the remainder of 2006.
Segment Review
      The following table summarizes our average daily revenues and percentage utilization by type of offshore rig in our fleet:

	Three Months Ended March 31,

	2006		2005

	Average Daily		Average Daily
	Revenues(1)	Utilization(2)	Revenues(1)		Utilization(2)

Eastern Hemisphere:
Drillships/ Semisubmersibles	$162,700	84%	$137,500		94%
Jackups	54,200	95	50,100		91
Tenders and Barges	53,200	96	44,700		68
Western Hemisphere:
Semisubmersibles	112,300	96	99,800		80
Jackups	41,800	96	36,400		97
Platforms	24,000	100	36,900	(3)	55
Barges	25,100	100	19,000		100
U.S. Gulf of Mexico:
Jackups	91,800	86	38,200		72
Platforms	27,700	32	24,300		55

(1)	Average daily revenues are based on total revenues for each type of rig divided by actual days worked by all rigs of that type. Average daily revenues will differ from average contract dayrate due to billing adjustments for any non-productive time, mobilization fees, demobilization fees, performance bonuses and charges to the customer for ancillary services.

(2)	Utilization is calculated as the total days worked divided by the total days in the period of determination.

(3)	Average daily revenue for Western Hemisphere platforms included approximately $2.2 million of demobilization fees for the three months ended March 31, 2005.

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
      Semisubmersibles. The Pride South Seas is operating offshore South Africa under a contract that expires in February 2007. After completion of that contract, it is to be mobilized to West Africa for work under a contract with an initial term expiring in July 2007 at substantially increased dayrates. The customer for the Pride South Seas has an option to extend the contract until January 2008 under the same terms. After completion of repairs to the subsea control system, the Pride North America began operating offshore Egypt in late April 2006 under a contract that expires in January 2008. The rig was idle for 51 days in the first quarter of 2006. The Pride North Sea completed its contract in February 2006 and entered the shipyard to complete its special periodic survey. Following the special periodic survey, the rig began working in April 2006 on a series of contracts, with options, in the Mediterranean Sea at increased dayrates expected to be completed by July 2007. The Pride South Pacific is working offshore West Africa on a series of contracts through March 2007. The Pride Venezuela completed its contract in January 2006 and entered into a one well contract in the Mediterranean Sea that expired in May 2006. The rig is currently in the shipyard to complete its special periodic survey and upgrades. The Pride Venezuela, following its shipyard work will mobilize to West Africa for an 18-month contract, with a six month option, at substantially higher dayrates.
      Jackups. The Pride Montana and the Pride North Dakota are operating offshore Saudi Arabia under three year contracts expiring in June 2007 and May 2008, respectively. The customer for the Pride Montana and Pride North Dakota holds one year and two years of options, respectively, for these rigs at moderate dayrate increases. The Pride Pennsylvania is working offshore India under a contract expiring in September 2006, after which it is to begin a three-year contract at substantially higher dayrates. The Pride Cabinda is working offshore Angola under a renewed contract with a moderately increased dayrate through October 2007. The Pride Hawaii is operating offshore Southeast Asia under a series of contracts that expire in January 2007, after which it is to be mobilized to offshore India to operate under a contract that expires in April 2010. In the first quarter of 2006, we sold the Pride Rotterdam, an accommodation unit that had been working in the North Sea under a contract that expired in March 2007, for approximately $53.2 million.
      Tenders and Barges. The Pride Ivory Coast and the Alligator are working in West Africa under contracts that expire in August 2007 and June 2007, respectively. The Barracuda completed its contract that expired in March 2006, after which it began a new contract at an increased dayrate that expires in December 2007. The Bintang Kalimantan completed its contract in March 2006 and is now available.
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

      Semisubmersibles. The Pride Rio de Janeiro and the Pride Portland, of which we own 30% through a joint venture, are operating under contracts in Brazil that expire in November 2010 and October 2010, respectively. The Pride Carlos Walter and the Pride Brazil are operating under contracts that expire in July 2008. The Pride Carlos Walter is expected to be in the shipyard for its special periodic survey in the third quarter of 2006. The Pride Brazil completed its special periodic survey in the first quarter of 2006. The Pride South Atlantic is under contract for work through December 2006 on well-to-well contracts with various customers at increasing dayrates, following a planned life enhancement project. The Pride South America and the Pride Mexico are contracted through February 2007 and April 2007, respectively.
      Jackups. The Pride Texas is working in Mexico under a two-year contract expiring in July 2007. The Pride California completed its current contract in June 2006 and is scheduled to begin a one-year contract in September 2006 at substantially higher rates following a planned life enhancement project. The Pride Tennessee, which was operating under a contract scheduled to expire in June 2006, was removed from service in November 2005 and is expected to be in the shipyard for repairs and life enhancement upgrades through November 2006. The contract with the customer was terminated in April. The remaining jackups operating in the Western Hemisphere segment are operating under contracts that expire in late-2006 or later. Five of our jackups are scheduled for special periodic surveys, repairs and life enhancement projects during the second and third quarters of 2006.
      Platforms. Platform rigs 1002E, 1003E and 1005E are operating in Mexico under contracts that expire in mid-2007.
      Barges. The Pride I and Pride II lake barges in Venezuela are operating under interim agreements on a well-to-well basis.
      Managed Rigs. The wells being drilled by the GP19 and GP20 have been completed, and both rigs are being prepared for final delivery to the owner of the rigs.

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
      Jackups. The Pride Utah and the Pride Alaska are currently contracted for work through August 2006. The Pride Oklahoma is currently in the shipyard undergoing repairs and life enhancement upgrades, which are expected to be completed in August 2006, after which it will commence operations under a contract that expires in February 2007. The remaining jackups operating in the U.S. Gulf of Mexico are operating under contracts that expire in the third quarter of 2006 or later. Due to supply shortages in the Gulf of Mexico, many operators are seeking multiple well or longer time commitments. In response to these requests, we have entered or plan to enter into one-year contracts for six jackup rigs which are indexed to current market rates.
      Platforms. Despite the strong market performance of jackups in the U.S. Gulf of Mexico, the platform rig segment did not show significant improvement in utilization during the first quarter of 2006, and we do not expect significant improvement in utilization for the remainder of 2006. We currently have four of our platform rigs working under short-term or well-to-well contracts.

Latin America Land
      As of June 1, 2006, our Latin America Land segment comprised 208 land drilling and workover rigs operating in Argentina, Bolivia, Colombia, Mexico and Venezuela. During the first quarter of 2006, we experienced increased utilization of our land-based rigs, particularly in Colombia and Venezuela. We also experienced increased dayrates in Argentina, Venezuela and Colombia. In the first quarter of 2006, we exited the market in Brazil through the sale of the three rigs operating in that country.

E&P Services
      We provide a variety of services to exploration and production companies in Argentina, Bolivia, Brazil, Colombia, Ecuador, Mexico, Peru and Venezuela through our E&P Services segment, including cementing, stimulation, fracturing, coil tubing, directional drilling, under-balanced drilling, nitrogen injection, carbon dioxide, production services and fishing services. We also manage integrated services projects in Argentina and other South American countries. During 2006, we plan to concentrate on higher margin businesses, so we expect our growth in revenues may decrease. In addition, we are in the process of exiting the market in Colombia by transferring equipment to Venezuela and Argentina, where the market is more favorable.
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

      The following table presents selected consolidated financial information by reporting segment:

	Three Months
	Ended March 31,

	2006	2005

	(In millions)
Revenues:
Eastern Hemisphere	$164.6	$143.9
Western Hemisphere	119.5	109.2
U.S. Gulf of Mexico	107.3	50.2
Latin America Land	135.8	111.9
E&P Services	39.7	50.6
Corporate and Other	—	0.4

Total	566.9	466.2

Operating costs, excluding depreciation and amortization:
Eastern Hemisphere	98.1	89.2
Western Hemisphere	91.5	73.1
U.S. Gulf of Mexico	48.5	36.1
Latin America Land	98.9	84.3
E&P Services	32.0	40.3
Corporate and Other	3.3	0.3

Total	372.3	323.3

Depreciation and amortization	65.5	65.1
General and administrative, excluding depreciation and amortization	26.0	19.6
Gain on sales of assets	(26.7)	(11.7)

Earnings from operations	129.8	69.9
Interest expense	(19.7)	(24.5)
Interest income	0.8	0.3
Other income, net	2.4	2.0

Income from continuing operations before income taxes and minority interest	113.3	47.7
Income taxes	(42.2)	(23.1)
Minority interest	(1.4)	(6.3)

Income from continuing operations	$69.7	$18.3

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
      Revenues. Revenues for the three months ended March 31, 2006 increased $100.7 million, or 21.6%, compared with the three months ended March 31, 2005. All segments except E&P Services experienced increased revenues as demand for drilling and related services continued to increase.
      Despite downtime for upgrades and special periodic surveys, Eastern Hemisphere revenues increased primarily due to higher dayrates, particularly for semisubmersibles. The increase in revenues for the Western Hemisphere segment was primarily due to higher revenues from the Pride Portland and Pride Rio de Janeiro, which commenced operations during the third quarter of 2005, partially offset by downtime for special periodic surveys and life enhancements for the jackup fleet. Our U.S. Gulf of Mexico segment continued to improve its revenues due to improved dayrates and utilization in the jackup market. Revenues from our Latin America Land segment increased due to stronger demand and increased pricing. Revenues decreased in our E&P segment due to our concentration on higher margin business and our exiting the market in Colombia.

      Operating Costs. Operating costs for the three months ended March 31, 2006 increased $49.0 million, or 15.2%, compared with the three months ended March 31, 2005 primarily due to increased labor costs for oilfield personnel, as the competition for experienced oilfield workers continued to drive up wages and salaries, and due to repairs and maintenance costs. Operating costs as a percentage of revenues were 65.7% and 69.3% for the three months ended March 31, 2006 and 2005, respectively. The decrease as a percentage of revenue was primarily driven by the substantial increase in dayrates.
      Operating costs for the Eastern Hemisphere segment increased primarily due to increased utilization of the drillship and semisubmersible fleet. Operating costs for our Western Hemisphere segment increased primarily due to the Pride Rio de Janeiro and the Pride Portland, which commenced operations in the third quarter of 2005. Operating costs for our U.S. Gulf of Mexico segment increased primarily due to increased utilization of the jackup fleet.
      Depreciation and Amortization. Depreciation expense for the three months ended March 31, 2006 increased $0.4 million, or 0.6%, compared with the three months ended March 31, 2005 primarily due to a slight increase in fixed assets.
      General and Administrative. General and administrative expenses for the three months ended March 31, 2006 increased $6.4 million, or 32.7%, compared with the three months ended March 31, 2005 primarily due to higher compensation costs due to increased corporate staffing. We anticipate that we will incur a material amount of expenses for the remainder of 2006 to conduct our ongoing investigation described under “— FCPA Investigation” above.
      Gain on Sales of Assets, Net. We had net gains on sales of assets of $26.7 million for the three months ended March 31, 2006 primarily due to the sale of the Pride Rotterdam and four land rigs. We had net gains on sales of assets of $11.7 million for the three months ended March 31, 2005 primarily due to the sale of the Pride Ohio.
      Interest Expense. Interest expense for the three months ended March 31, 2006 decreased by $4.8 million, or 19.6%, compared with the three months ended March 31, 2005 primarily due to lower total debt levels resulting from the repayment of our senior secured term loan and the conversion and retirement of our 2 1/2 % convertible senior notes during 2005.
      Other Income, Net. Other income, net for the three months ended March 31, 2006 increased by $0.4 million compared with the three months ended March 31, 2005 primarily due to a $2.6 million increase in net foreign exchange gains in the three months ended March 31, 2006 compared with the three months ended March 31, 2005, partially offset by a $2.2 million decrease in mark-to-market gains and cash settlements on interest rate swap and cap agreements.
      Income Taxes. Our consolidated effective income tax rate for continuing operations for the three months ended March 31, 2006 was 37.3% compared with 48.4% for the three months ended March 31, 2005. The higher rate in 2005 was principally the result of higher income in high tax Latin America jurisdictions, lower income in low or zero tax jurisdictions and higher income tax expense in “deemed profit” jurisdictions, despite low or minimal earnings in such jurisdictions.
      Minority Interest. Minority interest for the three months ended March 31, 2006 decreased $4.9 million, or 77.8%, compared with the three months ended March 31, 2005 primarily due to the purchase of an additional 40% interest in our drillship joint venture in December 2005.
Liquidity and Capital Resources
      Our objective in financing our business is to maintain adequate financial resources and access to additional liquidity. During the three months ended March 31, 2006, cash flows from operations, borrowings under our senior secured revolving credit facility and proceeds from asset sales and stock option exercises were the principal sources of funding. We anticipate that cash on hand, cash flows from operations and borrowings under our senior secured revolving credit facility will be adequate to fund normal ongoing capital expenditures, working capital needs and debt service requirements through the remainder of 2006. Our $500.0 million senior secured revolving credit facility provides back-up liquidity in the event of an unanticipated significant demand on cash that would not be funded by operations.
      Our capital allocation process is focused on utilizing cash flows generated from operations in ways that enhance the value of our company. In the three months ended March 31, 2006, we used cash for a variety of activities including working capital needs, repayment of indebtedness and purchases of property and equipment.

Sources and Uses of Cash — Three Months Ended March 31, 2006 versus Three Months Ended March 31, 2005
      Cash and cash equivalents, including restricted cash, totaled $141.8 million at March 31, 2006 compared with $46.9 million at December 31, 2005. For the three months ended March 31, 2006, net cash provided by operating activities was $105.8 million compared with $45.0 million for the three months ended March 31, 2005. The increase in net cash provided from operations was primarily due to an increase in net income.
      Purchases of property and equipment totaled $46.0 million and $26.9 million for the three months ended March 31, 2006 and 2005, respectively. The majority of these expenditures related to capital expenditures incurred in connection with new contracts and other sustaining capital projects.
      Proceeds from dispositions of property and equipment were $51.9 million and $41.8 million for the three months ended March 31, 2006 and 2005, respectively. Included in the proceeds for the three months ended March 31, 2006 was $51.3 million related to the sale of the Pride Rotterdam and four land rigs. Included in the proceeds for the three months ended March 31, 2005 was $40.0 million related to the sale of the Pride Ohio by one of our foreign subsidiaries.
      We received proceeds of $1.4 million and $1.3 million from the issuance of common stock in the three months ended March 31, 2006 and 2005, respectively. We also received proceeds of $18.9 million and $34.1 million from the exercise of stock options in the three months ended March 31, 2006 and 2005, respectively.
      Debt, including current maturities, totaled $1,208.7 million at March 31, 2006 compared with $1,244.8 million at December 31, 2005.

Working Capital
      As of March 31, 2006, we had working capital of $352.0 million compared with $213.8 million as of December 31, 2005. These amounts included an aggregate of short-term borrowings and current portion of long-term debt of $57.5 million and $59.7 million, an aggregate of cash and cash equivalents and restricted cash of $141.8 million and $46.9 million, accounts receivable, net of $451.3 million and $435.5 million and accounts payable of $149.2 million and $159.8 million. The increase in working capital was attributable primarily to the effect of an increase in cash and cash equivalents and a decrease in accrued expenses.

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
      The facility is secured by first priority liens on certain of the existing and future rigs, accounts receivable, inventory and related insurance of our subsidiary Pride Offshore, Inc. (the borrower under the facility) and its subsidiaries, all of the equity of Pride Offshore and its domestic subsidiaries and 65% of the equity of certain of our foreign subsidiaries. We and certain of our domestic subsidiaries have guaranteed the obligations of Pride

Offshore under the facility. We generally are required to repay the revolving loans, with a permanent reduction in availability under the revolving credit facility, with proceeds from a sale of or a casualty event with respect to collateral. The facility contains a number of covenants restricting, among other things, redemption and repurchase of our indebtedness; distributions, dividends and repurchases of capital stock and other equity interests; acquisitions and investments; asset sales; capital expenditures; indebtedness; liens and affiliate transactions. The facility also contains customary events of default, including with respect to a change of control. In March 2006, we obtained a waiver from the lenders through June 30, 2006 related to the late filing of this quarterly report.

Other Outstanding Debt
      As of March 31, 2006, we had $500.0 million principal amount of 7 3/8 % Senior Notes due 2014 outstanding. The notes provide for semiannual interest payments and contain provisions that limit our ability and the ability of our subsidiaries to enter into transactions with affiliates; pay dividends or make other restricted payments; incur debt or issue preferred stock; incur dividend or other payment restrictions affecting our subsidiaries; sell assets; engage in sale and leaseback transactions; create liens; and consolidate, merge or transfer all or substantially all of our assets. Many of these restrictions will terminate if the notes are rated investment grade by either Standard & Poor’s Rating Services or Moody’s Investor Service, Inc. and, in either case, the notes have a specified minimum rating by the other rating agency. We are required to offer to repurchase the notes in connection with specified change in control events that result in a ratings decline.
      As of March 31, 2006, we had $300.0 million principal amount of 3 1/4 % Convertible Senior Notes due 2033 outstanding. The notes provide for semiannual interest payments and for the payment of contingent interest during any six-month interest period commencing on or after May 1, 2008 for which the trading price of the notes for each of the five trading days immediately preceding such period equals or exceeds 120% of the principal amount of the notes. Beginning May 5, 2008, we may redeem any of the notes at a redemption price of 100% of the principal amount redeemed plus accrued and unpaid interest. In addition, noteholders may require us to repurchase the notes on May 1 of 2008, 2010, 2013, 2018, 2023 and 2028 at a repurchase price of 100% of the principal amount redeemed plus accrued and unpaid interest. We may elect to pay all or a portion of the repurchase price in common stock instead of cash, subject to certain conditions. The notes are convertible under specified circumstances into shares of our common stock at a conversion rate of 38.9045 shares per $1,000 principal amount of notes (which is equal to a conversion price of $25.704), subject to adjustment. Upon conversion, we will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and common stock.
      Our drillship loan facility is collateralized by the two drillships, the Pride Africa and the Pride Angola, and the proceeds from the related drilling contracts. The drillship loan facility matures in September 2010 and amortizes quarterly. The drillship loan facility is non-recourse to us and the joint owner. The drillship loan bears interest at LIBOR plus 1.50%. As a condition of the loan, we maintain interest rate swap and cap agreements with the lenders. In accordance with the debt agreements, certain cash balances are held in trust to assure that timely interest and principal payments are made. As of March 31, 2006, $1.9 million of such cash balances, which amount is included in restricted cash, was held in trust and is not available for our use.
      In February 1999, we completed the sale and leaseback of the Pride South America semisubmersible drilling rig with an unaffiliated leasing trust pursuant to which we received $97.0 million. We consolidate the leasing trust’s assets and liabilities, which comprise the Pride South America rig and the associated note payable. As of March 31, 2006, the carrying amount of the note payable was $63.3 million. The note payable is collateralized by the Pride South America. The note payable bears interest at 9.35% and requires quarterly interest payments. We have the right to prepay the semisubmersible loan in August 2007.

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
      In 2005, we entered into five-year contracts for each of the Pride Portland and the Pride Rio de Janeiro to operate in Brazil. In order to obtain use of these semisubmersible drilling rigs, we entered into lease agreements with the joint venture company that require all revenues from the operations of the rigs, less operating costs and a management fee, to be paid to the joint venture companies in the form of lease payments. In addition, the agreements require the joint venture to provide us with working capital necessary to operate the rigs, to fund capital improvements to the rigs and to fund any cash deficits incurred. During the three months ended March 31, 2006, we incurred lease expense of $11.1 million for the two rigs.
      Additionally, we recognized revenues from the joint venture of $5.1 million during the three months ended March 31, 2005 for managing the rigs prior to the commencement of the drilling contracts, which approximated the costs we incurred to provide such management.
      In the event that the joint venture company does not generate sufficient funds from operations to finance its costs and its debt service obligations, the joint venture partners would, if they choose to maintain the joint venture, need to advance further funds to the joint venture company since the joint venture company would have no alternative source of funds to allow it to make such payments. Principal and interest payments totaling $43.7 million are due in 2006. We advanced the joint venture company $0.9 million during the three months ended March 31, 2006 for our share of operating costs and debt service payments.
      If the joint venture company failed to cover its debt service requirements or otherwise breached the MARAD financing documents in certain respects, a default would occur under the fixed rate notes guaranteed by MARAD. MARAD would then be entitled to foreclose on the mortgages related to the Pride Portland and the Pride Rio de Janeiro and take possession of the two rigs. In this event, the rigs may not be available for us to perform our obligations under the five-year contracts described above. As of March 31, 2006, our investment in the joint venture was approximately $67.3 million, including capitalized interest of $9.0 million.

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
      We expect our purchases of property and equipment for 2006 to be approximately $310 million, of which we spent $46 million during the first quarter of 2006. These purchases are expected to be used primarily for various rig upgrades in connection with new contracts as contracts expire during the year and other sustaining capital projects.
      We anticipate making income tax payments of approximately $100 million to $115 million in 2006, of which we paid $15.1 million during the first quarter of 2006.
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

Contractual Obligations
      As of March 31, 2006, we had $1,208.7 million of long-term debt outstanding. Although we do not expect that our level of total indebtedness will have a material adverse impact on our financial position, results of operations or liquidity in future periods, it may limit our flexibility in certain areas. Please read “Risk Factors — Our significant debt levels and debt agreement restrictions may limit our liquidity and flexibility in obtaining additional financing and in pursuing other business opportunities” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2005.
      For additional information about our contractual obligations as of December 31, 2005, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations” in Item 7 of our annual report on Form 10-K for the year ended December 31, 2005. There have been no material changes to such disclosure regarding our contractual obligations made in the annual report.
New Accounting Pronouncements
      In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, Accounting for Certain Hybrid Instruments, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that would otherwise require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 also amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We will adopt SFAS No. 155 on January 1, 2007. We do not expect the adoption to have a material impact on our consolidated financial statements.
Forward-Looking Statements
      This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included in this quarterly report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

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
      We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including those described in “Risk Factors” in Item 1A of our annual report on Form 10-K for year ended December 31, 2005 and the following:

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
      For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our annual report on Form 10-K for the year ended December 31, 2005. There have been no material changes to the disclosure regarding our exposure to certain market risks made in the annual report. For additional information regarding our long-term debt, see Note 6 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this quarterly report.

Item 4.	Controls and Procedures
      We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. In the course of the evaluation, management considered the material weakness in our internal control over financial reporting and other internal control matters described below. Based upon that evaluation, and due to the material weakness identified in our internal control over financial reporting that existed as of March 31, 2006, as described below, and our resulting inability to timely file this quarterly report, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as of March 31, 2006, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
      In connection with the preparation of our annual report on Form 10-K for the year ended December 31, 2005, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005 as more fully described in Item 9A of our annual report. Based on that assessment, management identified a material weakness in our internal controls and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005 based on criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. The material weakness identified was that we did not maintain a control environment in which our operations management effectively set a proper ethical tone within our operations organization to instill an attitude of compliance and control awareness. More specifically, these conditions resulted in an environment in which it is likely that certain members of our senior operations management either were aware, or should have been aware, that improper payments to foreign government officials were made or proposed to be made through collusion by company personnel and outside vendors to circumvent controls designed to prevent the misappropriation of assets. This material weakness results in more than a remote likelihood that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected.
      As more fully described in Item 9A of our annual report, in 2006 we have continued to implement certain measures to improve our internal control over financial reporting and to remediate the material weakness described above, including the following:

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
      Although we believe the actions described above have improved the control environment within our operations organization, many of these actions either were recently implemented as of March 31, 2006 or were implemented in the second quarter of 2006. As a result, they were not considered effective in remediating the material weakness as of March 31, 2006.
      During the three months ended March 31, 2006, we also standardized our general ledger chart of accounts across all locations in order to improve the consistency and accuracy of the underlying financial data, thus strengthening our reporting and analysis control function.
      There were no other changes in our internal control over financial reporting that occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      The information set forth in Note 12 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this quarterly report is incorporated by reference in response to this item.

Item 1A.	Risk Factors
      For additional information about our risk factors, see Item 1A of our annual report on Form 10-K for the year ended December 31, 2005. There have been no material changes to such disclosure regarding our risk factors made in the annual report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      The following table presents information regarding our purchases of shares of our common stock on a monthly basis during the first quarter of 2006:

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares That
			Part of a	May Yet Be
			Publicly	Purchased
	Total Number of	Average Price Paid	Announced	Under the
Period	Shares Purchased(1)	per Share	Plan(2)	Plan(2)

January 1-31, 2006	20,001	$32.20	N/A	N/A
February 1-28, 2006	490	30.97	N/A	N/A
March 1-31, 2006	—	—	N/A	N/A

Total	20,491	32.17	N/A	N/A

(1)	Represents the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our stockholder-approved long-term incentive plan.

(2)	We did not have at any time during the quarter, and currently do not have, a share repurchase program in place.

Item 6.	Exhibits*

12	Computation of Ratio of Earnings to Fixed Charges.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive and Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Pride and its subsidiaries are parties to several debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIDE INTERNATIONAL, INC.

By:	/s/ BRIAN C. VOEGELE

Brian C. Voegele
Senior Vice President and Chief Financial Officer
Date: June 29, 2006

By:	/s/ DOUGLAS G. SMITH

Douglas G. Smith
Vice President and Chief Accounting Officer
Date: June 29, 2006

INDEX TO EXHIBITS

12	Computation of Ratio of Earnings to Fixed Charges.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive and Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.