Form 10-Q
period 2006-06-30
PRIDE INTERNATIONAL INC
filed 2006-08-03
CIK 833081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
(713) 789-1400 or (800) 645-2067
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date.
Outstanding as of July 28, 2006

Common Stock, par value $.01 per share	163,092,581

PRIDE INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Pride International, Inc.
Consolidated Balance Sheets
(In millions)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$100.9	$45.1
Restricted cash	1.8	1.8
Trade receivables, net	466.9	435.5
Parts and supplies, net	71.0	70.2
Prepaid expenses and other current assets	144.9	135.7

Total current assets	785.5	688.3

Property and equipment	4,886.0	4,762.0
Less accumulated depreciation	1,693.4	1,580.3

Property and equipment, net	3,192.6	3,181.7

Investments in and advances to affiliates	73.1	68.0
Goodwill	68.5	68.5
Other assets	73.7	80.0

Total assets	$4,193.4	$4,086.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$55.9	$57.5
Short-term borrowings	2.2	2.2
Accounts payable	164.9	159.8
Accrued expenses	304.9	255.0

Total current liabilities	527.9	474.5

Other long-term liabilities	64.5	69.3
Long-term debt, net of current portion	1,021.2	1,187.3
Deferred income taxes	117.2	71.7
Minority interest	27.1	24.3
Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	1.6	1.6
Paid-in capital	1,775.8	1,743.6
Treasury stock, at cost	(6.3)	(5.5)
Retained earnings	660.7	522.5
Accumulated other comprehensive income	3.7	2.3
Unearned compensation	—	(5.1)

Total stockholders’ equity	2,435.5	2,259.4

Total liabilities and stockholders’ equity	$4,193.4	$4,086.5

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2006	2005
Revenues	$616.5	$477.3

Operating costs, excluding depreciation and amortization	391.8	330.5
Depreciation and amortization	64.4	64.6
General and administrative, excluding depreciation and amortization	36.8	30.3
Loss (gain) on sales of assets, net	(1.7)	2.6

Earnings from operations	125.2	49.3
Interest expense	(18.5)	(22.1)
Interest income	1.7	0.3
Other expense, net	(2.0)	(0.1)

Income from continuing operations before income taxes and minority interest	106.4	27.4
Income taxes	(37.2)	(23.6)
Minority interest	(1.4)	(3.0)

Income from continuing operations	67.8	0.8
Income from discontinued operations	—	—

Net income	$67.8	$0.8

Basic earnings per share:
Income from continuing operations	$0.41	$0.01
Income from discontinued operations	—	—

Net income	$0.41	$0.01

Diluted earnings per share:
Income from continuing operations	$0.39	$0.01
Income from discontinued operations	—	—

Net income	$0.39	$0.01

Shares used in per share calculations:
Basic	162.7	154.0
Diluted	176.5	156.6
The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Revenues	$1,183.4	$943.5

Operating costs, excluding depreciation and amortization	764.1	653.8
Depreciation and amortization	129.9	129.7
General and administrative, excluding depreciation and amortization	62.8	49.9
Gain on sales of assets, net	(28.4)	(9.1)

Earnings from operations	255.0	119.2
Interest expense	(38.2)	(46.6)
Interest income	2.5	0.7
Other income (expense), net	0.4	1.9

Income from continuing operations before income taxes and minority interest	219.7	75.2
Income taxes	(79.4)	(46.8)
Minority interest	(2.8)	(9.3)

Income from continuing operations	137.5	19.1
Income from discontinued operations	0.8	—

Net income	$138.3	$19.1

Basic earnings per share:
Income from continuing operations	$0.84	$0.13
Income from discontinued operations	0.01	—

Net income	$0.85	$0.13

Diluted earnings per share:
Income from continuing operations	$0.79	$0.13
Income from discontinued operations	0.01	—

Net income	$0.80	$0.13

Shares used in per share calculations:
Basic	162.4	146.1
Diluted	176.5	148.8
The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$138.3	$19.1
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	129.9	129.7
Gain on sale of assets	(28.4)	(9.1)
Tax benefit on non-qualified stock options	—	9.1
Deferred income taxes	44.8	14.7
Minority interest	2.8	9.3
Stock-based compensation	8.3	3.1
Gain on mark-to-market of derivatives	(1.8)	(1.6)
Other non-cash items	3.9	4.2
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	(31.4)	(68.1)
Parts and supplies	(3.7)	(5.3)
Prepaid expenses and other current assets	(7.4)	5.1
Other assets	4.9	(14.0)
Accounts payable	(8.5)	14.1
Accrued expenses	0.4	20.0
Other liabilities	(3.2)	14.2

Net cash flows from operating activities	248.9	144.5

Cash flows from investing activities:
Purchases of property and equipment	(105.0)	(69.0)
Proceeds from dispositions of property and equipment	54.6	61.5
Investments in and advances to affiliates	(3.8)	(11.4)

Net cash flows from investing activities	(54.2)	(18.9)

Cash flows from financing activities:
Repayments of borrowings	(353.8)	(353.6)
Proceeds from debt borrowings	186.0	179.8
Decrease (increase) in restricted cash	—	0.1
Proceeds from exercise of stock options	27.5	43.6
Proceeds from issuance of common stock	1.4	124.9
Repurchase of common stock	—	(123.6)

Net cash flows from financing activities	(138.9)	(128.8)

Increase (decrease) in cash and cash equivalents	55.8	(3.2)
Cash and cash equivalents, beginning of period	45.1	37.1

Cash and cash equivalents, end of period	$100.9	$33.9

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
     Prior to January 1, 2006, we accounted for stock-based compensation under APB No. 25 and provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair value method defined by SFAS No. 123 had been applied to our stock-based compensation. Under APB No. 25, no compensation expense was recognized for stock options or for our employee stock purchase plan (“ESPP”). Compensation expense was, however, recognized for our restricted stock awards.

Pride International, Inc.
Notes to Unaudited Consolidated Financial Statements
     In 2006, we reevaluated our assumptions used in estimating the fair value of stock options granted. As part of this assessment, we determined that implied volatility calculated based on actively traded options on our common stock is a better indicator of expected volatility and future stock price trends than historical volatility. As a result, expected volatility for the six months ended June 30, 2006 was based on a market-based implied volatility. We used the Black-Scholes option pricing model to value the stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior over the past 12 years. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life. Expected dividend yield is based on historical dividend payments.
     The fair value of stock-based awards is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Options		ESPP
	Three Months		Three Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006
Dividend yield	0%	0%	0%
Expected volatility	33.3%	28.2%	32.1%
Risk-free interest rate	4.6%	3.9%	4.5%
Expected life	6.3 years	5.0 years	1.0 year
Weighted average grant-date fair value of stock options granted	$14.20	$7.22	$10.08

	Stock Options		ESPP
	Six Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006
Dividend yield	0%	0%	0%
Expected volatility	33.3%	30.9%	32.1%
Risk-free interest rate	4.6%	3.7%	4.5%
Expected life	6.3 years	5.0 years	1.0 year
Weighted average grant-date fair value of stock options granted	$14.20	$6.88	$10.08
     Under the modified prospective method, stock-based compensation expense for the first and second quarters of 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with SFAS No. 123(R). We recognize these compensation costs net of a forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.
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

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2006
Operating costs, excluding depreciation and amortization	$2.4	$3.7
General and administrative, excluding depreciation and amortization	2.5	4.1

Stock-based compensation expense before income taxes	4.9	7.8
Income tax benefit	(1.7)	(2.7)

Total stock-based compensation expense after income taxes	$3.2	$5.1

     The following table shows the effect of adopting SFAS No. 123(R) on selected reported items (“As Reported”) and what those items would have been under previous guidance under APB No. 25:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006		2006
		Under		Under
	As	APB No	As	APB No.
	Reported	25	Reported	25
Income from continuing operations before income taxes and minority interest	$106.4	$109.3	$219.7	$224.5
Net income	67.8	69.7	138.3	141.5
Cash flows from operating activities	142.9	140.0	248.9	243.9
Cash flows from investing activities	(38.2)	(38.2)	(54.2)	(54.2)
Basic earnings per share	0.41	0.43	0.85	0.87
Diluted earnings per share	0.39	0.40	0.80	0.82
     Had compensation expense for stock options been determined based on fair value at the grant date consistent with SFAS No. 123, our net income and earnings per share for the three and six months ended June 30, 2005 would have been reduced to the pro forma amounts indicated below:

	Three	Six Months
	Months	Ended
	Ended June	June 30,
	30, 2005	2005
Net income, as reported	$0.8	$19.1
Add: Stock-based compensation included in reported net income, net of tax	1.7	2.0
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(5.2)	(9.3)

Pro forma net income	$(2.7)	$11.8

Basic EPS:
As reported	$0.01	$0.13
Pro forma	$(0.02)	$0.08
Diluted EPS:
As reported	$0.01	$0.13
Pro forma	$(0.02)	$0.08
Employee Stock Plans
Our employee stock option plans provide for the granting or awarding of stock options, restricted stock, stock appreciation rights, other stock-based awards and cash awards to directors, officers and other key employees. As of June 30, 2006, only two of our stock option plans had shares available for future option grants or other awards. The number of shares authorized and reserved for future issuance under the 1998 Long-Term Incentive Plan is limited to 10% of total issued and outstanding shares, subject to adjustment in the event of certain changes in our corporate structure or capital stock. No new awards may be made under the plan after May 12, 2008. As of June 30, 2006, a total of approximately 200,000 shares had been reserved for issuance pursuant to awards granted under the 2004 Directors’ Stock Incentive Plan.

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
     We also have an ESPP whereby eligible employees may purchase shares of our common stock at a price equal to 85% of the lower of the closing price of our common stock on the first or last trading day of the calendar year. As of June 30, 2006, a total of approximately 500,000 shares remained available for issuance under the plan.
     The following table summarizes activity in our stock options:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Shares	Exercise	Contractual	Aggregate
	(in	Price Per	Term (in	Intrinsic
	thousands)	Share	years)	Value
Outstanding as of December 31, 2005	6,953	$17.78
Granted	475	33.56
Exercised	(1,540)	17.76
Forfeited	74	20.22

Outstanding as of June 30, 2006	5,814	$19.09	6.2	$71.7

Exercisable as of June 30, 2006	4,644	$17.46	5.5	$63.9
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the stock option holders had all the holders exercised their stock options on June 30, 2006. This amount changes based on the fair market value of our stock.
     Other information pertaining to option activity was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Total fair value of stock options vested	$1.7	$5.4	$4.8	$12.8
Total intrinsic value of stock options exercised	$7.8	$1.6	$25.7	$31.1
     For the three months and six months ended June 30, 2006, cash received from the exercise of stock options was $8.6 million and $27.5 million, respectively, and no income tax benefit was realized from the exercise of stock options. As of June 30, 2006, there was $9.1 million of total stock option compensation expense related to nonvested stock options not yet recognized, which is expected to be recognized over a weighted average period of 1.6 years.
     The following table summarizes activity in our nonvested restricted stock awards:

		Weighted
	Number of	Average
	Shares	Grant-Date
	(in	Fair Value
	thousands)	Per Share
Nonvested at December 31, 2005	331	$20.31
Granted	758	32.35
Vested	(81)	19.82

Nonvested at June 30, 2006	1,008	$29.40

     As of June 30, 2006, there was $26.6 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 3.4 years. Prior to the January 1, 2006 adoption of SFAS 123 (R), we accounted for restricted stock awards under APB No. 25. APB No. 25 required the full value of restricted stock awards to be recorded in stockholders equity with a deferred compensation balance recorded within equity for the unrecognized compensation cost. SFAS 123 (R) does not consider the equity to be issued until the stock award vests. Accordingly, the deferred compensation balance of $5.1 million at December 31, 2005 was reclassified to additional paid in capital on January 1, 2006.
     We deliver newly issued shares under our stock options plans and ESPP.
     NOTE 3. DISCONTINUED OPERATIONS
     In 2001 and 2002, our Technical Services group entered into fixed-fee contracts to design, engineer, manage construction of and commission four deepwater platform drilling rigs for installation on spars and tension leg platforms. In 2004, we discontinued this business and do not currently intend to enter into additional business of this nature. Accordingly, we have reported our fixed-fee rig construction business as discontinued operations on our consolidated statements of operations. Income from discontinued operations for the six months ended June 30, 2006 and 2005 was approximately $800,000 and $0, respectively. Activity on discontinued operations consisted primarily of resolving commercial disputes and warranty items.
NOTE 4. PROPERTY AND EQUIPMENT
     Property and equipment consisted of the following:

		December
	June 30,	31,
	2006	2005
Rigs and rig equipment	$4,544.7	$4,556.8
Transportation equipment	36.9	36.1
Buildings	46.0	43.2
Construction-in-progress	197.4	63.3
Land	8.8	8.7
Other	52.2	53.9

Total property and equipment	4,886.0	4,762.0
Accumulated depreciation and amortization	(1,693.4)	(1,580.3)

Property and equipment, net	$3,192.6	$3,181.7

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
     We have entered into five year contracts for each of the Pride Portland and the Pride Rio de Janeiro to operate in Brazil. In order to obtain use of these semisubmersible drilling rigs, we entered into lease agreements with the joint venture company that require all revenues from the operations of the rigs, less operating costs and a management fee of $5,000 per day for each rig, to be paid to the joint venture company in the form of lease payments. The lease agreements also require the joint venture company to provide us with working capital necessary to operate the rigs, to fund capital improvements to the rigs and to fund any cash deficits incurred. During the six months ended June 30, 2006, we incurred lease expense of $23.7 million for the two rigs.
     Additionally, we recognized revenues from the joint venture company of $9.4 million during the six months ended June 30, 2005 for managing the rigs prior to the commencement of the drilling contracts, which approximated the costs we incurred to provide such management.
     In the event that the joint venture company does not generate sufficient funds from operations to finance its costs and its debt service obligations, the joint venture partners would, if they chose to maintain the joint venture, need to advance additional funds to the joint venture company since the joint venture company would have no alternative source of funds to allow it to make such payments.
     Principal and interest payments totaling $43.7 million are due in 2006. We advanced the joint venture company $3.0 million and $3.8 million during the three and six months ended June 30, 2006, respectively, for our share of operating costs and debt service payments. As of June 30, 2006, our investment in the joint venture company was approximately $71.1 million, including capitalized interest of $9.0 million.
NOTE 6. INDEBTEDNESS
Short-Term Borrowings
     As of June 30, 2006, we had agreements with several banks for uncollateralized short-term lines of credit totaling approximately $28.9 million (substantially all of which are uncommitted), primarily denominated in U.S. dollars. These facilities renew periodically and bear interest at variable rates based on LIBOR. As of June 30, 2006, approximately $2.2 million was outstanding under these facilities and approximately $26.7 million was available for borrowings.
Long-Term Debt
     Long-term debt consisted of the following:

		December
	June 30,	31,
	2006	2005
Senior secured revolving credit facility	$—	$135.0
7 3/8% Senior Notes due 2014	497.7	497.6
3 1/4% Convertible Senior Notes due 2033	300.0	300.0
Drillship loan facility due 2010	215.8	239.9
Semisubmersible loan due 2012	63.6	72.3

Total debt	1,077.1	1,244.8
Less current portion of long-term debt	55.9	57.5

Long-term debt	$1,021.2	$1,187.3

     Amounts drawn under the senior secured revolving credit facility bear interest at variable rates based on LIBOR plus a margin or prime rate plus a margin. The interest rate margin varies based on our leverage ratio. As of June 30, 2006, the weighted average interest rate on the senior secured revolving credit facility was 5.8%. As of June 30, 2006, there were $18.4 million of letters of credit outstanding under the facility, and availability was $481.6 million.
NOTE 7. FINANCIAL INSTRUMENTS
     We are subject to the risk of variability in interest payments on our floating rate debt, which includes the senior secured revolving credit facility and the drillship loan facility at June 30, 2006. The drillship loan facility requires the joint venture company that owns the Pride Africa and Pride Angola to maintain interest rate swap and cap agreements.
     As of June 30, 2006, we had not designated any of the interest rate swap and cap agreements as hedging instruments as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the changes in fair value of the interest rate swap and cap agreements are recorded currently in earnings. The total aggregate fair value of the interest rate swap and cap agreements as of June 30, 2006 and December 31, 2005 was an asset of $7.1 million and $5.3 million, respectively.
NOTE 8. INCOME TAXES
     Our consolidated effective income tax rate for continuing operations for the three months ended June 30, 2006 was 34.9% compared with 86.1% for the three months ended June 30, 2005. The higher rate in 2005 was partially the result of additional U.S. tax on certain foreign earnings, including the taxable gain on the sale of the Piranha. In addition, the 2006 rate decreased as net taxable income increased in most jurisdictions around the world.
     Our consolidated effective income tax rate for continuing operations for the six months ended June 30, 2006 was 36.1% compared with 62.2% for the six months ended June 30, 2005. The higher rate in 2005 was partially the result of additional U.S. tax on certain foreign earnings, including the taxable gain on the sales of the Piranha and the Pride Ohio by one of our foreign subsidiaries. In addition, the 2006 rate decreased as net taxable income increased in most jurisdictions around the world.
     From time to time, our periodic tax returns are subject to review and examination by various tax authorities within the jurisdictions in which we operate. We are currently contesting several tax assessments and may contest future assessments where we believe the assessments are in error. We cannot predict or provide assurance as to the ultimate outcome of existing or future tax assessments; however, we believe the ultimate resolution of outstanding tax assessments will not have a material adverse effect on our consolidated financial statements.
     In July 2006, we received tax assessments from the Mexican government related to our operations for the tax years 2002 and 2003. These assessments contest our right to claim certain deductions in our tax returns for those years. We anticipate that the Mexican government will make additional assessments contesting similar deductions for other tax years. While we intend to contest these assessments vigorously, we cannot predict or provide assurance as to the ultimate outcome. However, we do not believe that the ultimate outcome of these assessments will have a material impact on our consolidated financial statements. The Company will be required to provide security during the period that the assessments are being contested, which may take several years.
NOTE 9. COMPREHENSIVE INCOME
     Comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. The components of our comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$67.8	$0.8	$138.3	$19.1
Foreign currency translation adjustments	0.1	0.5	1.4	(0.6)

Total comprehensive income	$67.9	$1.3	$139.7	$18.5

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
     The following table presents information necessary to calculate basic and diluted earnings per share from continuing operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Income from continuing operations	$67.8	$0.8	$138.3	$19.1
Interest expense on convertible notes	2.7	—	5.3	—
Income taxes	(1.0)	—	(1.9)	—

Income from continuing operations, as adjusted	$69.5	$0.8	$141.7	$19.1

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted average shares of common stock outstanding	162.7	154.0	162.4	146.1
Convertible notes	11.7	—	11.7	—
Stock options	2.1	2.6	2.4	2.7

Weighted average shares of common stock outstanding, as adjusted	176.5	156.6	176.5	148.8

Earnings from continuing operations per share
Basic	$0.41	$0.01	$0.85	$0.13
Diluted	$0.39	$0.01	$0.80	$0.13
     The calculation of diluted weighted average shares outstanding, as adjusted, for the three months ended June 30, 2006 and 2005 excludes none and 15.8 million common shares, respectively, issuable pursuant to convertible debt, and approximately 500,000 and 300,000 common shares, respectively, issuable pursuant to outstanding stock options. The calculation of diluted weighted average shares outstanding, as adjusted, for the six months ended June 30, 2006 and 2005 excludes none and 22.8 million common shares, respectively, issuable pursuant to convertible debt, and approximately 500,000 and 300,000 common shares, respectively, issuable pursuant to outstanding stock options. These shares were excluded from the calculation because their effect was antidilutive or the exercise price of stock options exceeded the average price of our common stock for the applicable period.
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
     Summarized financial information is shown in the following table. The “Corporate and Other” column includes corporate-related items and revenues and costs for engineering and management consulting services provided to our customers.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Eastern Hemisphere	$164.4	$141.1	$329.0	$284.9
Western Hemisphere	122.0	104.8	241.5	214.0
U.S. Gulf of Mexico	128.1	59.1	235.4	109.4
Latin America Land	151.1	121.9	286.9	233.7
E&P Services	50.9	50.4	90.6	101.1
Corporate and Other	—	—	—	0.4

Total	616.5	477.3	1,183.4	943.5

Earnings (loss) from operations:
Eastern Hemisphere	$37.4	$31.9	$102.4	$71.9
Western Hemisphere	14.0	7.9	26.6	25.2
U.S. Gulf of Mexico	69.4	14.6	120.1	22.1
Latin America Land	28.4	13.2	50.9	26.8
E&P Services	7.6	7.1	11.8	12.9
Corporate and Other	(31.6)	(25.4)	(56.8)	(39.7)

Total	$125.2	$49.3	$255.0	$119.2

     For the three-month and six-month periods ended June 30, 2006, one customer accounted for 17% of consolidated revenues and is included in the Western Hemisphere and Latin America Land segments. For the three-month and six-month periods ended June 30, 2005, one customer accounted for 14% and 15% of consolidated revenues, respectively, and is included in the Western Hemisphere, Latin America Land and E&P Services segments, and an additional customer accounted for 10% of consolidated revenues and is included in the Western Hemisphere segment.

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
     We cannot currently predict what, if any, actions may be taken by the DOJ, the SEC, the applicable government or other authorities or our customers or the effect the actions may have on our results of operations, financial condition or cash flows, on our consolidated financial statements or on our business in Venezuela and other jurisdictions. Our operations in Venezuela provided revenues of approximately $77.5 million, or approximately 6.6% of our total consolidated revenues for the six months ended June 30, 2006, and earnings from operations of approximately $3.3 million, or approximately 1.3% of our total consolidated earnings from operations for the six months ended June 30, 2006. As of June 30, 2006, we had accounts receivable from Petróleos de Venezuela, S.A. totaling

$32.3 million.
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
NOTE 13. OTHER SUPPLEMENTAL INFORMATION
     Supplemental cash flows and non-cash transactions were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Non-cash transactions:
Common stock issued upon conversion of debt	$—	$298.5	$—	$300.0

Cash paid during the year for:
Interest	$12.2	$13.2	$37.8	$45.5
Income taxes	26.5	20.0	41.6	31.9
Change in capital expenditures in accounts payable	13.9	14.8	13.6	15.3

NOTE 14. NEW ACCOUNTING PRONOUNCEMENTS
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Instruments, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133 to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that would otherwise require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 also amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption to have a material impact on our consolidated financial statements.
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 will require companies to determine whether it is more-likely-than-not that a tax position taken or expected to be taken in a tax return will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If a tax position meets the more-likely-than-not recognition threshold, it is measured to determine the amount of benefit to recognize in the financial statements based on guidance provided in the interpretation. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the potential impact, if any, to our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2005. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.
Overview
     We provide contract drilling and related services to oil and natural gas companies worldwide, operating both offshore and on land. As of August 1, 2006, we operated a global fleet of 278 rigs, including two deepwater drillships, 12 semisubmersible rigs, 28 jackup rigs, 18 tender-assisted, barge and platform rigs and 218 land-based drilling and workover rigs.
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
     We cannot currently predict what, if any, actions may be taken by the DOJ, the SEC, the applicable government or other authorities or our customers or the effect the actions may have on our results of operations, financial condition or cash flows, on our consolidated financial statements or on our business in Venezuela and other jurisdictions. Our operations in Venezuela provided revenues of approximately $77.5 million, or approximately 6.6% of our total consolidated revenues for the six months ended June 30, 2006, and earnings from operations of approximately $3.3 million, or approximately 1.3% of our total consolidated earnings from operations for the six months ended June 30, 2006. As of June 30, 2006, we had accounts receivable from Petróleos de Venezuela, S.A. totaling $32.3 million.
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
     During the first half of 2006, we experienced high levels of activity for our land rigs and E&P services, particularly in Latin America, which resulted in higher pricing and utilization. The results of higher pricing and utilization were partially offset by lost revenue due to labor disruptions in Argentina. We expect these trends to continue with further improvements for the remainder of 2006. At the same time, however, we are actively pursuing options for maximizing the value of our Latin America land and E&P services operations. All options are being considered, including sales to strategic buyers and capital market alternatives. We may ultimately decide to pursue a course of action other than a disposition of these operations; however, if we do pursue a disposition, we may be unable to complete a transaction, including through capital market alternatives, on terms we find acceptable or at all.
     Increased activity in the oilfield services industry is increasing competition for experienced oilfield workers resulting in higher labor costs and training costs. The increased activity has also increased demand for oilfield equipment and spare parts, resulting in longer order lead times to obtain critical spares and higher repair and maintenance costs. A number of our rigs will be in the shipyard during the third and fourth quarters of 2006 undergoing life enhancements, which may result in increased downtime and delays associated with rig upgrade, refurbishment and repair projects. In addition, as a result of the significant insurance losses incurred to offshore oilfield equipment, including drilling rigs, during the 2004 and 2005 hurricane season, our insurance costs increased significantly after the end of our policy period in June 2006. Underwriters have also imposed an aggregate limit of approximately $85.0 million for damage due to named wind storms in the U. S. Gulf of Mexico, with a $10.0 million deductible per named wind storm. However, due to higher dayrates, we expect our growth in revenues to continue to outpace our cost increases for the remainder of 2006.
Segment Review
     The following table summarizes our average daily revenues and percentage utilization by type of offshore rig in our fleet:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Average		Average		Average		Average
	Daily		Daily		Daily		Daily
	Revenues	Utilization	Revenues	Utilization	Revenues	Utilization	Revenues	Utilization
	(1)	(2)	(1)	(2)	(1)	(2)	(1)	(2)
Eastern Hemisphere:
Drillships/ Semisubmersibles	$164,600	83%	$136,600	68%	$163,700	84%	$137,100	74%
Jackups	57,100	98	53,500	80	55,600	88	51,700	73
Tender and Barges	59,700	75	57,100	96	56,100	85	51,100	70
Western Hemisphere:
Semisubmersibles	121,700	88	117,000	65	118,800	91	113,900	74
Jackups	52,300	83	36,400	95	46,700	89	36,400	97
Platforms	25,400	100	25,400	47	24,700	100	31,600	51
Barges	30,000	96	25,200	94	27,500	98	22,000	97
U.S. Gulf of Mexico:
Jackups	108,700	88	43,400	88	98,700	88	41,100	78
Platforms	29,400	47	21,700	58	27,400	43	23,000	60

(1)	Average daily revenues are based on total revenues for each type of rig divided by actual days worked by all rigs of that type. Average daily revenues will differ from average contract dayrate due to billing adjustments for any non-productive time, mobilization fees, demobilization fees, performance bonuses and charges to the customer for ancillary services.

(2)	Utilization is calculated as the total days worked divided by the total days in the period of determination.
Eastern Hemisphere
     As of August 1, 2006, our Eastern Hemisphere segment comprised two deepwater drillships, five semisubmersible rigs, five jackup rigs, three tender-assisted rigs, one swamp barge rig and 10 land rigs and two deepwater rigs managed for other parties.
     Drillships. We have a 91% ownership interest in the joint venture that owns two deepwater drillships, the Pride Africa and the Pride Angola. The Pride Africa and Pride Angola are both working under long-term contracts that expire in January 2010 and June 2010, respectively. As a result, we are not able to take advantage of increased dayrates for deepwater drillships in the current market.
     Semisubmersibles. The Pride South Seas is operating offshore South Africa under a contract that expires in February 2007. After completion of that contract, it is to be mobilized to West Africa for work under a contract with an initial term expiring in July 2007 at substantially increased dayrates. After completion of repairs to the subsea control system, the Pride North America began operating offshore Egypt in late April 2006 under a contract that expires in January 2008. The Pride North Sea, following its special periodic survey, began working in April 2006 on a series of contracts, with options, in the Mediterranean Sea at increased dayrates. These contracts are expected to be completed by July 2007. The Pride South Pacific is working offshore West Africa on a series of contracts through March 2007. The Pride Venezuela completed its contract in May 2006 and entered the shipyard to complete its special periodic survey and upgrades. The Pride Venezuela, following its shipyard work, will mobilize to West Africa for an 18-month contract, with a six month option, at substantially higher dayrates.
     Jackups. The Pride Montana and the Pride North Dakota are operating offshore Saudi Arabia under three year contracts expiring in June 2007 and May 2008, respectively. The customer for the Pride Montana and Pride North Dakota holds one year and two years of options, respectively, for these rigs at moderate dayrate increases. The Pride Pennsylvania is working offshore India under a contract expiring in September 2006, after which it is to begin a three-year contract at substantially higher dayrates. The Pride Cabinda is working offshore Angola under a contract through October 2007. The Pride Hawaii is operating offshore Southeast Asia under a series of contracts that expire in January 2007, after which it is to be mobilized to offshore India to operate under a contract that expires in April 2010.
     Tenders and Barges. The Alligator, Pride Ivory Coast and Barracuda are working in West Africa under contracts that expire in June 2007, August 2007 and December 2007, respectively. The Bintang Kalimantan completed its contract in March 2006 and is now available.

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
Western Hemisphere
     As of August 1, 2006, our Western Hemisphere segment comprised seven semisubmersible rigs, 11 jackup rigs, three platform rigs, two lake barge rigs and two managed rigs.
     Semisubmersibles. The Pride Portland and Pride Rio de Janeiro, of which we own 30% through a joint venture, are operating under contracts in Brazil that expire in October 2010 and November 2010, respectively. The Pride Carlos Walter and the Pride Brazil are operating under contracts that expire in July 2008. The Pride Carlos Walter is expected to be in the shipyard for its special periodic survey in the third quarter of 2006. The Pride South Atlantic is under contract for work through May 2007 on well-to-well contracts with various customers at increasing dayrates, following a planned life enhancement project. The Pride South America and the Pride Mexico are contracted through February 2007 and April 2007, respectively.
     Jackups. The Pride California completed its current contract in June 2006 and is scheduled to begin a one-year contract in September 2006 at substantially higher rates following a planned life enhancement project. The Pride Tennessee is expected to be in the shipyard for repairs and life enhancement upgrades through November 2006. The Pride Nevada and Pride Arkansas are scheduled for special periodic surveys, repairs and life enhancement projects during the third and fourth quarters of 2006, respectively. The remaining jackups operating in the Western Hemisphere segment are operating under contracts that expire in late-2006 or later.
     Platforms. Platform rigs 1002E, 1003E and 1005E are operating in Mexico under contracts that expire in mid-2007.
     Barges. The Pride I and Pride II lake barges in Venezuela are operating under interim agreements on a well-to-well basis.
     Managed Rigs. The wells being drilled by the GP19 and GP20 jackup rigs have been completed, and the rigs are being prepared for final delivery to the owner of the rigs.
U.S. Gulf of Mexico
     As of August 1, 2006, our U.S. Gulf of Mexico segment comprised 12 jackup rigs and nine platform rigs. We also manage the drilling operations for two high specification deepwater platform rigs, the Holstein and the Mad Dog, under contracts that expire in April 2009 and September 2009, respectively, and one semisubmersible rig, Thunderhorse, under a contract that expires in April 2010.
     Jackups. The Pride Oklahoma is currently in the shipyard undergoing repairs and life enhancement upgrades, which are expected to be completed in August 2006. The remaining jackups operating in the U.S. Gulf of Mexico are operating under contracts that expire in the fourth quarter of 2006 or later.
     Platforms. Despite the strong market performance of jackups in the U.S. Gulf of Mexico, the platform rig segment did not show significant improvement in utilization during the first half of 2006, and we do not expect significant improvement in utilization for the remainder of 2006. We currently have four of our platform rigs working under short-term or well-to-well contracts.
Latin America Land
     As of August 1, 2006, our Latin America Land segment comprised 208 land drilling and workover rigs operating in Argentina, Bolivia, Colombia, Mexico and Venezuela. During the second quarter of 2006, we experienced increased utilization of our rigs in Argentina as compared with the first quarter of 2006, as we did not experience labor disruption in the second quarter which reduced revenues in the first quarter. We experienced increased dayrates in Argentina, Venezuela and Colombia. The favorable Latin American results were partially offset by disruption in our Bolivian operations. In May 2006, the Bolivian government nationalized the country’s oil and gas reserves resulting in a reduction in demand for our four drilling rigs operating in Bolivia. In the first quarter of 2006, we exited the land market in Brazil through the sale of the three rigs operating in that country.

E&P Services
     We provide a variety of services to exploration and production companies currently operating in Argentina, Bolivia, Brazil, Colombia, Ecuador, Mexico, Peru and Venezuela through our E&P Services segment, including cementing, stimulation, fracturing, coil tubing, directional drilling, under-balanced drilling, nitrogen injection, carbon dioxide, production services and fishing services. We also manage integrated services projects in Argentina and other South American countries. During 2006, we plan to concentrate on higher margin businesses and are in the process of exiting the market in Colombia by transferring equipment to Venezuela and Argentina, where the market is more favorable. This resulted in decreased revenue during the first quarter of 2006; however, we achieved a moderate increase in the second quarter. We expect moderate increases to continue through the remainder of the year.
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
     The following table presents selected consolidated financial information by reporting segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Revenues:
Eastern Hemisphere	$164.4	$141.1	$329.0	$284.9
Western Hemisphere	122.0	104.8	241.5	214.0
U.S. Gulf of Mexico	128.1	59.1	235.4	109.4
Latin America Land	151.1	121.9	286.9	233.7
E&P Services	50.9	50.4	90.6	101.1
Corporate and other	—	—	—	0.4

Total	616.5	477.3	1,183.4	943.5

Operating costs, excluding depreciation and amortization:
Eastern Hemisphere	101.3	81.9	199.4	171.1
Western Hemisphere	92.5	78.1	184.0	151.2
U.S. Gulf of Mexico	51.6	37.9	100.1	74.0
Latin America Land	106.3	93.3	205.2	177.6
E&P Services	39.7	39.0	71.7	79.3
Corporate and other	0.4	0.3	3.7	0.6

Total	391.8	330.5	764.1	653.8

Depreciation and amortization	64.4	64.6	129.9	129.7
General and administrative, excluding depreciation and amortization	36.8	30.3	62.8	49.9
Loss (gain) on sales of assets	(1.7)	2.6	(28.4)	(9.1)

Earnings from operations	125.2	49.3	255.0	119.2
Interest expense	(18.5)	(22.1)	(38.2)	(46.6)
Interest income	1.7	0.3	2.5	0.7
Other income (expense), net	(2.0)	(0.1)	0.4	1.9

Income from continuing operations before income taxes and minority interest	106.4	27.4	219.7	75.2
Income taxes	(37.2)	(23.6)	(79.4)	(46.8)
Minority interest	(1.4)	(3.0)	(2.8)	(9.3)

Income from continuing operations	$67.8	$0.8	$137.5	$19.1

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

     Revenues. Revenues for the three months ended June 30, 2006 increased $139.2 million, or 29.2%, compared with the three months ended June 30, 2005. Revenues increased primarily due to higher dayrates for semisubmersibles and jackups in the Eastern Hemisphere and Western Hemisphere, and additional revenues from the Pride Portland and the Pride Rio de Janeiro, which commenced operations during the third and second quarter of 2005, respectively. Our U.S. Gulf of Mexico segment continued to improve its revenues due to improved dayrates and utilization in the jackup market. Our Latin America Land segment revenues increased primarily due to price increases and increased utilization for drilling and workover services.
     Operating Costs. Operating costs for the three months ended June 30, 2006 increased $61.3 million, or 18.5%, compared with the three months ended June 30, 2005 primarily due to the operations of the Pride Portland and the Pride Rio de Janeiro and increased labor, repair and maintenance costs. Operating costs as a percentage of revenues were 63.6% and 69.2% for the three months ended June 30, 2006 and 2005, respectively. The decrease as a percentage of revenue was primarily driven by the substantial increase in dayrates.
     Depreciation and Amortization. Depreciation expense for the three months ended June 30, 2006 was consistent with depreciation expense for the three months ended June 30, 2005.
     General and Administrative. General and administrative expenses for the three months ended June 30, 2006 increased $6.5 million, or 21.5%, compared with the three months ended June 30, 2005 primarily due to approximately $8.7 million of expenses related to the ongoing audit committee investigation described above and higher compensation costs due to increased corporate staffing and stock compensation. The three months ended June 30, 2005 included approximately $10.8 million of severance in connection with the termination of the employment of various key employees and the retirement of a director.
     Interest Expense. Interest expense for the three months ended June 30, 2006 decreased by $3.6 million, or 16.3%, compared with the three months ended June 30, 2005 primarily due to lower total debt levels resulting from the repayment of our senior secured term loan and the conversion and retirement of our 2 1/2% convertible senior notes during 2005.
     Other Expense, Net. Other expense, net for the three months ended June 30, 2006 increased by $1.9 million compared with the three months ended June 30, 2005 primarily due to a $5.6 million decrease in net foreign exchange gains partially offset by a $3.5 million increase in mark-to-market gains and cash settlements on interest rate swap and cap agreements.
     Income Taxes. Our consolidated effective income tax rate for continuing operations for the three months ended June 30, 2006 was 34.9% compared with 86.1% for the three months ended June 30, 2005. The higher rate in 2005 was partially the result of additional U.S. tax on certain foreign earnings, including the taxable gain on the sale of the Piranha. In addition, the 2006 rate decreased as net taxable income increased in most jurisdictions around the world.
     Minority Interest. Minority interest for the three months ended June 30, 2006 decreased $1.6 million, or 53.3%, compared with the three months ended June 30, 2005 primarily due to the purchase of an additional 40% interest in our drillship joint venture in December 2005.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
     Revenues. Revenues for the six months ended June 30, 2006 increased $239.9 million, or 25.4%, compared with the six months ended June 30, 2005. Revenues increased primarily due to higher dayrates for semisubmersibles and jackups in the Eastern Hemisphere and Western Hemisphere, and additional revenues from the Pride Portland and the Pride Rio de Janeiro, which commenced operations during the third and second quarter of 2005, respectively. Our U.S. Gulf of Mexico segment continued to improve its revenues due to improved dayrates and utilization in the jackup market. Our Latin America Land segment revenues increased primarily due to price increases for drilling and workover services. The revenues for E&P Services declined as we exited the market in Colombia during the first quarter of 2006 and redeployed the assets to concentrate on higher margin work.
     Operating Costs. Operating costs for the six months ended June 30, 2006 increased $110.3 million, or 16.9%, compared with the six months ended June 30, 2005 primarily due to the operations of the Pride Portland and the Pride Rio de Janeiro and increased labor, repair and maintenance costs. Operating costs as a percentage of revenues were 64.6% and 69.3% for the six months ended June 30, 2006 and 2005, respectively. The decrease as a percentage of revenue was primarily driven by the substantial increase in dayrates.
     Depreciation and Amortization. Depreciation expense for the six months ended June 30, 2006 increased approximately $200,000, or 0.2%, compared with the six months ended June 30, 2005 primarily due to a slight increase in fixed assets.

     General and Administrative. General and administrative expenses for the six months ended June 30, 2006 increased $12.9 million, or 25.9%, compared with the six months ended June 30, 2005 primarily due to $9.6 million of expenses related to the ongoing audit committee investigation and higher compensation costs due to increased corporate staffing and stock compensation. The three months ended June 30, 2005 included approximately $10.8 million of severance in connection with the termination of the employment of various key employees and the retirement of a director.
     Gain on Sales of Assets, Net. We had net gains on sales of assets of $28.4 million for the six months ended June 30, 2006 primarily due to the sale of the Pride Rotterdam and four land rigs. We had net gains on sales of assets of $9.1 million for the six months ended June 30, 2005 primarily due to the sale of the Pride Ohio by one of our foreign subsidiaries, partially offset by the loss from the sale of the Piranha.
     Interest Expense. Interest expense for the six months ended June 30, 2006 decreased by $8.4 million, or 18.0%, compared with the six months ended June 30, 2005 primarily due to lower total debt levels resulting from the repayment of our senior secured term loan and the conversion and retirement of our 2 1/2% convertible senior notes during 2005.
     Other Income, Net. Other income, net for the six months ended June 30, 2006 decreased by $1.5 million, or 78.9%, compared with the six months ended June 30, 2005 primarily due to a $3.0 million decrease in net foreign exchange gains in the six months ended June 30, 2006 compared with the six months ended June 30, 2005, partially offset by a $1.2 million increase in mark-to-market gains and cash settlements on interest rate swap and cap agreements.
     Income Taxes. Our consolidated effective income tax rate for continuing operations for the six months ended June 30, 2006 was 36.1% compared with 62.2% for the six months ended June 30, 2005. The higher rate in 2005 was partially the result of additional U.S. tax on certain foreign earnings, including the taxable gain on the sales of the Piranha and the Pride Ohio by one of our foreign subsidiaries. In addition, the 2006 rate decreased as net taxable income increased in most jurisdictions around the world.
     Minority Interest. Minority interest for the six months ended June 30, 2006 decreased $6.5 million, or 69.9%, compared with the six months ended June 30, 2005 primarily due to the purchase of an additional 40% interest in our drillship joint venture in December 2005.
Liquidity and Capital Resources
     Our objective in financing our business is to maintain adequate financial resources and access to additional liquidity. During the six months ended June 30, 2006, cash flows from operations, borrowings under our senior secured revolving credit facility and proceeds from asset sales and stock option exercises were the principal sources of funding. We anticipate that cash on hand, cash flows from operations and borrowings under our senior secured revolving credit facility will be adequate to fund normal ongoing capital expenditures, working capital needs and debt service requirements through the remainder of 2006. Our $500.0 million senior secured revolving credit facility provides back-up liquidity in the event of an unanticipated significant demand on cash that would not be funded by operations.
     Our capital allocation process is focused on utilizing cash flows generated from operations in ways that enhance the value of our company. In the six months ended June 30, 2006, we used cash for a variety of activities including working capital needs, repayment of indebtedness and purchases of property and equipment.
Sources and Uses of Cash – Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
     Cash and cash equivalents, including restricted cash, totaled $102.7 million at June 30, 2006 compared with $46.9 million at December 31, 2005. For the six months ended June 30, 2006, net cash provided by operating activities was $248.9 million compared with $144.5 million for the six months ended June 30, 2005. The increase in net cash provided from operations was primarily due to an increase in net income.
     Purchases of property and equipment totaled $105.0 million and $69.0 million for the six months ended June 30, 2006 and 2005, respectively. The majority of these expenditures related to capital expenditures incurred in connection with new contracts and other sustaining capital projects.
     Proceeds from dispositions of property and equipment were $54.6 million and $61.5 million for the six months ended June 30, 2006 and 2005, respectively. Included in the proceeds for the six months ended June 30, 2006 was $51.3 million related to the sale of the Pride Rotterdam and four land rigs. Included in the proceeds for the six months ended June 30, 2005 was $40.0 million related to the sale of the Pride Ohio by one of our foreign subsidiaries.
     We received proceeds of $1.4 million and $124.9 million from the issuance of common stock in the six months ended June 30, 2006 and 2005, respectively. The proceeds for the six months ended June 30, 2005 included $123.6 million (before offering costs) related to the public offering of 6.0 million shares of common stock. We used the net proceeds from the offering to purchase an equal number of shares of our common stock from three affiliated investment funds at a price per share equal to the proceeds per share that we received from the offering. The shares repurchased from the funds were subsequently retired. We also received proceeds of $27.5 million and $43.6 million from the exercise of stock options in the six months ended June 30, 2006 and 2005, respectively.
     Debt, including current maturities, totaled $1,077.1 million at June 30, 2006 compared with $1,244.8 million at December 31, 2005.
Working Capital
     As of June 30, 2006, we had working capital of $257.6 million compared with $213.8 million as of December 31, 2005. These amounts included an aggregate of short-term borrowings and current portion of long-term debt of $58.1 million and $59.7 million, an aggregate of cash and cash equivalents and restricted cash of $102.7 million and $46.9 million, accounts receivable, net of $466.9 million and $435.5 million and accounts payable of $164.9 million and $159.8 million. The increase in working capital was attributable primarily to the effect of an increase in cash and cash equivalents and trade receivables, net.
Available Credit Facilities
     We currently have a $500.0 million senior secured revolving credit facility with a group of banks maturing in July 2009. Borrowings under the facility are available for general corporate purposes. We may obtain up to $100.0 million of letters of credit under the revolving credit facility. As of June 30, 2006, there were no borrowings and $18.4 million of letters of credit outstanding under the facility. Amounts drawn under the facility bear interest at variable rates based on LIBOR plus a margin or prime rate plus a margin. The interest rate margin varies based on our leverage ratio. As of June 30, 2006, the interest rate on the revolving credit facility was approximately 5.8%, and availability was approximately $481.6 million.
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
Other Outstanding Debt
     As of June 30, 2006, we had $500.0 million principal amount of 7 3/8% Senior Notes due 2014 outstanding. The notes provide for semiannual interest payments and contain provisions that limit our ability and the ability of our subsidiaries to enter into transactions with affiliates; pay dividends or make other restricted payments; incur debt or issue preferred stock; incur dividend or other payment restrictions affecting our subsidiaries; sell assets; engage in sale and leaseback transactions; create liens; and consolidate, merge or transfer all or substantially all of our assets. Many of these restrictions will terminate if the notes are rated investment grade by either Standard & Poor’s Rating Services or Moody’s Investor Service, Inc. and, in either case, the notes have a specified minimum rating by the other rating agency. We are required to offer to repurchase the notes in connection with specified change in control events that result in a ratings decline.
     As of June 30, 2006, we had $300.0 million principal amount of 3 1/4% Convertible Senior Notes due 2033 outstanding. The notes provide for semiannual interest payments and for the payment of contingent interest during any six-month interest period commencing on or after May 1, 2008 for which the trading price of the notes for each of the five trading days immediately preceding such period equals or exceeds 120% of the principal amount of the notes. Beginning May 5, 2008, we may redeem any of the notes at a redemption price of 100% of the principal amount redeemed plus accrued and unpaid interest. In addition, noteholders may require us to repurchase the notes on May 1 of 2008, 2010, 2013, 2018, 2023 and 2028 at a repurchase price of 100% of the principal amount redeemed plus accrued and unpaid interest. We may elect to pay all or a portion of the repurchase price in common stock instead of cash, subject to certain conditions. The notes are convertible under specified circumstances into shares of our common stock at a conversion rate of 38.9045 shares per $1,000 principal amount of notes (which is equal to a conversion price of $25.704), subject to adjustment. Upon conversion, we will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and common stock.
     Our drillship loan facility is collateralized by the two drillships, the Pride Africa and the Pride Angola, and the proceeds from the related drilling contracts. The drillship loan facility matures in September 2010 and amortizes quarterly. The drillship loan facility is non-recourse to us and the joint owner. The drillship loan bears interest at LIBOR plus 1.50%. As a condition of the loan, we maintain interest rate swap and cap agreements with the lenders. In accordance with the debt agreements, certain cash balances are held in trust to assure that timely interest and principal payments are made. As of June 30, 2006, $1.8 million of such cash balances, which amount is included in restricted cash, was held in trust and is not available for our use.
     In February 1999, we completed the sale and leaseback of the Pride South America semisubmersible drilling rig with an unaffiliated leasing trust pursuant to which we received $97.0 million. We consolidate the leasing trust’s assets and liabilities, which comprise the Pride South America and the associated note payable. As of June 30, 2006, the carrying amount of the note payable was $63.6 million. The note payable is collateralized by the Pride South America. The note payable bears interest at 9.35% and requires quarterly interest payments. We have the right to prepay the semisubmersible loan in August 2007.
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
     In 2005, we entered into five-year contracts for each of the Pride Portland and the Pride Rio de Janeiro to operate in Brazil. In order to obtain use of these semisubmersible drilling rigs, we entered into lease agreements with the joint venture company that require all revenues from the operations of the rigs, less operating costs and a management fee of $5,000 per day for each rig, to be paid to the joint venture companies in the form of lease payments. In addition, the agreements require the joint venture to provide us with working capital necessary to operate the rigs, to fund capital improvements to the rigs and to fund any cash deficits incurred. During the three months and six months ended June 30, 2006, we incurred lease expense of $12.6 million and $23.7 million for the two rigs.
     Additionally, we recognized revenues from the joint venture of approximately $9.4 million during the six months ended June 30, 2005 for managing the rigs prior to the commencement of the drilling contracts, which approximated the costs we incurred to provide such management.
     In the event that the joint venture company does not generate sufficient funds from operations to finance its costs and its debt service obligations, the joint venture partners would, if they chose to maintain the joint venture, need to advance additional funds to the joint venture company since the joint venture company would have no alternative source of funds to allow it to make such payments. Principal and interest payments totaling $43.7 million are due in 2006. We advanced the joint venture company $3.0 million and $3.8 million during the three and six months ended June 30, 2006 for our share of operating costs and debt service payments.
     If the joint venture company failed to cover its debt service requirements or otherwise breached the MARAD financing documents in certain respects, a default would occur under the fixed rate notes guaranteed by MARAD. MARAD would then be entitled to foreclose on the mortgages related to the Pride Portland and the Pride Rio de Janeiro and take possession of the two rigs. In this event, the rigs may not be available for us to perform our obligations under the five-year contracts described above. As of June 30, 2006, our investment in the joint venture was approximately $71.1 million, including capitalized interest of $9.0 million.
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
     We expect our purchases of property and equipment for 2006 to be approximately $310 million, of which we spent $105.0 million during the six months ended June 30, 2006. These purchases are expected to be used primarily for various rig upgrades in connection with new contracts as contracts expire during the year and other sustaining capital projects.
     We anticipate making income tax payments of approximately $100 million to $115 million in 2006, of which we paid $41.6 million during the six months ended June 30, 2006.
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
     In addition to the matters described in this “– Liquidity and Capital Resources” section, please read “– Segment Review” for additional matters that may have a material impact on our liquidity.
Contractual Obligations
     As of June 30, 2006, we had $1,077.1 million of long-term debt outstanding. Although we do not expect that our level of total indebtedness will have a material adverse impact on our financial position, results of operations or liquidity in future periods, it may limit our flexibility in certain areas. Please read “Risk Factors — Our significant debt levels and debt agreement restrictions may limit our liquidity and flexibility in obtaining additional financing and in pursuing other business opportunities” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2005.
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
New Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Instruments, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that would otherwise require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 also amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption to have a material impact on our consolidated financial statements.
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 will require companies to determine whether it is more-likely-than-not that a tax position taken or expected to be taken in a tax return will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If a tax position meets the more-likely-than-not recognition threshold, it is measured to determine the amount of benefit to recognize in the financial statements based on guidance provided in the interpretation. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the potential impact, if any, to our consolidated financial statements.
Forward-Looking Statements
     This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included in this quarterly report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:
•	market conditions, expansion and other development trends in the contract drilling industry;

•	our ability to enter into new contracts for our rigs and future utilization rates and contract rates for rigs;

•	future capital expenditures and investments in the construction, acquisition and refurbishment of rigs (including the amount and nature thereof and the timing of completion thereof);

•	future asset sales and repayment of debt;

•	potential sales of, or other capital market alternatives regarding, our Latin America land and E&P services businesses;

•	adequacy of funds for capital expenditures, working capital and debt service requirements;

•	future income tax payments and the utilization of net operating loss carryforwards;

•	business strategies;

•	expansion and growth of operations;

•	future exposure to currency devaluations or exchange rate fluctuations;

•	expected outcomes of legal and administrative proceedings, including our ongoing audit committee investigation into improper payments to foreign government officials, and their expected effects on our financial position, results of operations and cash flows;

•	future operating results and financial condition; and

•	the effectiveness of our disclosure controls and procedures and internal control over financial reporting.
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
Item 4. Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. In the course of the evaluation, management considered the material weakness in our internal control over financial reporting and other internal control matters described below. Based upon that evaluation, and due to the material weakness identified in our internal control over financial reporting that existed as of June 30, 2006, as described below, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as of June 30, 2006, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
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

     As more fully described in Item 9A of our annual report, in 2006 we have continued to implement certain measures to improve our internal control over financial reporting and to remediate the material weakness described above, including the following:
•	we have placed certain members of our senior operations management on administrative leave pending the outcome of the ongoing audit committee investigation;

•	our Chief Operating Officer resigned as Chief Operating Officer effective on May 31, 2006 and has elected to retire from the company, although he will remain an employee, but not an officer, during the pendency of the ongoing audit committee investigation to assist us with the investigation and to be available for consultation and to answer questions relating to our business; his retirement benefits will be subject to the determination by our Audit Committee or our Board of Directors that it does not have cause (as defined in his retirement agreement with us) to terminate his employment;

•	while we evaluate the structure of our operations organization, our President and Chief Executive Officer has assumed the direct supervision of our Vice President – Western Hemisphere, our Vice President – Eastern Hemisphere and our Vice President – Engineering and Technical Support, each of whom previously reported to our Chief Operating Officer;

•	we have continued to enhance our training of management, including our operations managers, to emphasize further the importance of setting the proper tone within their organization to instill an attitude of integrity and control awareness and the use of a thorough and proper analysis of proposed transactions;

•	we have determined that all of our bonus-eligible employees complete in-person and online training on the Foreign Corrupt Practices Act and our Code of Business Conduct and Ethical Practices as a prerequisite to receiving their bonuses for 2006;

•	we have required our management, including our operations managers, to reconfirm that they are not aware of any violations of law and confirm with greater specificity that they are not aware of any improper payments to foreign government officials made by us or on our behalf or any other violation of our Code of Business Conduct and Ethical Practices and to recertify their commitment to the Code;

•	we have established an executive compliance committee, consisting of our executive officers and other management-level employees who are responsible for supervising our antibribery compliance committee, our internal controls steering committee and our compliance efforts in general; and

•	we have established a separate position of, and appointed, a chief compliance officer, effective June 28, 2006.
     Although we believe the actions described above have improved the control environment within our operations organization, many of these actions were implemented during the second quarter of 2006. As a result, they were not considered effective in remediating the material weakness as of June 30, 2006.
     There were no other changes in our internal control over financial reporting that occurred during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The information set forth in Note 12 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this quarterly report is incorporated by reference in response to this item.
Item 1A. Risk Factors
     For additional information about our risk factors, see Item 1A of our annual report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table presents information regarding our purchases of shares of our common stock on a monthly basis during the second quarter of 2006:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares That
			Part of a	May Yet Be
	Total Number		Publicly	Purchased
	of Shares	Average Price	Announced	Under the
Period	Purchased(1)	Paid per Share	Plan(2)	Plan(2)
April 1 – 30, 2006	—	—	N/A	N/A
May 1 – 31, 2006	5,294	$35.61	N/A	N/A
June 1 – 30, 2006	—	—	N/A	N/A

Total	5,294	$35.61	N/A	N/A

(1)	Represents the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our stockholder-approved long-term incentive plan.

(2)	We did not have at any time during the quarter, and currently do not have, a share repurchase program in place.
Item 6. Exhibits*

10.1	Retirement Agreement, dated as of May 31, 2006, between Pride and John R. Blocker, Jr. (incorporated by reference to Exhibit 10.1 Pride’s Current Report on Form 8-K filed with the SEC on May 31, 2006, File No. 1-13289).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive and Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Pride and its subsidiaries are parties to several debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIDE INTERNATIONAL, INC.
Date: August 2, 2006	By:	/s/ BRIAN C. VOEGELE
Brian C. Voegele
Senior Vice President and Chief Financial Officer

Date: August 2, 2006	By:	/s/ DOUGLAS G. SMITH
Douglas G. Smith
Vice President and Chief Accounting Officer

INDEX TO EXHIBITS
10.1	Retirement Agreement, dated as of May 31, 2006, between Pride and John R. Blocker, Jr. (incorporated by reference to Exhibit 10.1 Pride’s Current Report on Form 8-K filed with the SEC on May 31, 2006, File No. 1-13289).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive and Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.