Form 10-Q
period 2006-09-30
PRIDE INTERNATIONAL INC
filed 2006-11-02
CIK 833081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date.

Outstanding as of
October 27, 2006

Common Stock, par value $.01 per share	164,063,408

PRIDE INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Pride International, Inc.

Consolidated Balance Sheets
(In millions)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$93.3	$45.1
Restricted cash	1.5	1.8
Trade receivables, net	529.5	435.5
Parts and supplies, net	72.7	70.2
Prepaid expenses and other current assets	176.3	135.7

Total current assets	873.3	688.3
Property and equipment	4,973.5	4,762.0
Less accumulated depreciation	1,736.9	1,580.3

Property and equipment, net	3,236.6	3,181.7

Investments in and advances to affiliates	75.2	68.0
Goodwill	68.5	68.5
Other assets	72.1	80.0

Total assets	$4,325.7	$4,086.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$60.9	$57.5
Short-term borrowings	2.2	2.2
Accounts payable	186.1	159.8
Accrued expenses	308.8	255.0

Total current liabilities	558.0	474.5
Other long-term liabilities	66.0	69.3
Long-term debt, net of current portion	1,004.0	1,187.3
Deferred income taxes	138.8	71.7
Minority interest	27.5	24.3
Commitments and contingencies Stockholders’ equity:
Preferred stock	—	—
Common stock	1.6	1.6
Paid-in capital	1,782.7	1,743.6
Treasury stock, at cost	(6.7)	(5.5)
Retained earnings	750.1	522.5
Accumulated other comprehensive income	3.7	2.3
Unearned compensation	—	(5.1)

Total stockholders’ equity	2,531.4	2,259.4

Total liabilities and stockholders’ equity	$4,325.7	$4,086.5

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.

Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005

Revenues	$642.8	$538.8
Costs and expenses:
Operating costs, excluding depreciation and amortization	392.8	355.9
Depreciation and amortization	65.7	64.0
General and administrative, excluding depreciation and amortization	31.8	20.2
Impairment charges	—	1.0
Gain on sales of assets, net	(3.1)	(22.1)

Earnings from operations	155.6	119.8
Interest expense	(17.6)	(21.7)
Interest income	1.3	0.6
Other income, net	0.7	2.8

Income from continuing operations before income taxes and minority interest	140.0	101.5
Income taxes	50.2	25.6
Minority interest	0.5	7.0

Income from continuing operations	89.3	68.9
Income from discontinued operations, net of tax	—	—

Net income	$89.3	$68.9

Basic earnings per share:
Income from continuing operations	$0.55	$0.44
Income from discontinued operations	—	—

Net income	$0.55	$0.44

Diluted earnings per share:
Income from continuing operations	$0.52	$0.41
Income from discontinued operations	—	—

Net income	$0.52	$0.41

Shares used in per share calculations:
Basic	162.9	158.4
Diluted	176.4	172.8

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.

Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Revenues	$1,826.2	$1,482.3
Costs and expenses:
Operating costs, excluding depreciation and amortization	1,156.9	1,009.7
Depreciation and amortization	195.6	193.7
General and administrative, excluding depreciation and amortization	94.6	70.1
Impairment charges	—	1.0
Gain on sales of assets, net	(31.5)	(31.2)

Earnings from operations	410.6	239.0
Interest expense	(55.8)	(68.3)
Interest income	3.8	1.3
Other income, net	1.1	4.7

Income from continuing operations before income taxes and minority interest	359.7	176.7
Income taxes	129.6	72.3
Minority interest	3.3	16.4

Income from continuing operations	226.8	88.0
Income from discontinued operations, net of tax	0.8	—

Net income	$227.6	$88.0

Basic earnings per share:
Income from continuing operations	$1.39	$0.59
Income from discontinued operations, net of tax	0.01	—

Net income	$1.40	$0.59

Diluted earnings per share:
Income from continuing operations	$1.31	$0.55
Income from discontinued operations	0.01	—

Net income	$1.32	$0.55

Shares used in per share calculations:
Basic	162.6	150.0
Diluted	176.5	171.7

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.

Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Cash flows from operating activities:
Net income	$227.6	$88.0
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	195.6	193.7
Gain on sale of assets	(31.5)	(31.2)
Tax benefit on non-qualified stock options	—	13.8
Deferred income taxes	63.8	15.7
Minority interest	3.3	16.4
Stock-based compensation	12.2	3.5
Loss (gain) on mark-to-market of derivatives	0.6	(4.1)
Other non-cash items	3.7	6.9
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	(94.0)	(95.6)
Parts and supplies	(5.4)	(4.9)
Prepaid expenses and other current assets	(38.2)	11.8
Other assets	4.4	(8.1)
Accounts payable	6.8	11.8
Accrued expenses	20.1	(12.8)
Other liabilities	(1.5)	9.6

Net cash flows from operating activities	367.5	214.5

Cash flows from investing activities:
Purchases of property and equipment	(226.5)	(112.4)
Proceeds from dispositions of property and equipment	60.1	113.4
Investments in and advances to affiliates	(4.7)	(15.2)

Net cash flows used in investing activities	(171.1)	(14.2)

Cash flows from financing activities:
Repayments of borrowings	(403.0)	(647.6)
Proceeds from debt borrowings	223.0	396.8
Decrease in restricted cash	0.3	—
Proceeds from exercise of stock options	30.1	59.2
Proceeds from issuance of common stock	1.4	124.9
Repurchase of common stock	—	(123.6)

Net cash flows used in financing activities	(148.2)	(190.3)

Increase in cash and cash equivalents	48.2	10.0
Cash and cash equivalents, beginning of period	45.1	37.1

Cash and cash equivalents, end of period	$93.3	$47.1

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 1.	GENERAL

Nature of Operations

Pride International, Inc. (“Pride,” “we,” “our” or “us”) is a leading international provider of contract drilling and related services, operating both offshore and on land. We provide contract drilling services to oil and natural gas exploration and production companies through the use of a mobile rig fleet consisting, as of October 27, 2006, of two deepwater drillships, 12 semisubmersible rigs, 28 jackup rigs, 18 tender-assisted, barge and platform rigs and 217 land-based drilling and workover rigs.

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

Segment Information

In September 2006, we reorganized our operations into three principal reportable segments: Offshore, Latin America Land, and E&P Services. The realignment of our reportable segments was attributable to recent organizational changes, including the hiring of a Chief Operating Officer responsible for all of our offshore drilling fleet. Our Offshore segment includes all of our offshore drilling fleet and operations. Our Latin America Land segment includes our all of our land-based drilling and workover services in Latin America. Our E&P Services segment includes our exploration and production services business in Latin America. All prior period information has been reclassified to conform to the current period presentation. See Note 11.

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

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

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

In 2006, we reevaluated our assumptions used in estimating the fair value of stock options granted. As part of this assessment, we determined that implied volatility calculated based on actively traded options on our common stock is a better indicator of expected volatility and future stock price trends than one year historical volatility we used in 2005. As a result, expected volatility for the nine months ended September 30, 2006 was based on a market-based implied volatility. We used the Black-Scholes option pricing model to value the stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior over the past 12 years. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life. Expected dividend yield is based on historical dividend payments.

The fair value of stock-based awards is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Options		ESPP
	Three Months		Three Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006

Dividend yield	0%	0%	0%
Expected volatility	38.52%	28.6%	32.1%
Risk-free interest rate	4.8%	4.0%	4.5%
Expected life	6.3 years	5.0 years	1.0 year
Weighted average grant-date fair value of stock options granted	$13.08	$8.37	$10.08

	Stock Options		ESPP
	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006

Dividend yield	0%	0%	0%
Expected volatility	33.2%	30.7%	32.1%
Risk-free interest rate	4.6%	3.7%	4.5%
Expected life	6.3 years	5.0 years	1.0 year
Weighted average grant-date fair value of stock options granted	$13.63	$6.97	$10.08

Under the modified prospective method, stock-based compensation expense for 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

the grant date fair value estimated in accordance with the original provision of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with SFAS No. 123(R). We recognize these compensation costs net of a forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.

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

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006

Operating costs, excluding depreciation and amortization	$2.1	$5.8
General and administrative, excluding depreciation and amortization	2.3	6.4

Stock-based compensation expense before income taxes	4.4	12.2
Income tax benefit	(1.6)	(4.3)

Total stock-based compensation expense after income taxes	$2.8	$7.9

The following table shows the effect of adopting SFAS No. 123(R) on selected reported items (“As Reported”) and what those items would have been under previous guidance under APB No. 25:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006		2006
	As	Under	As	Under
	Reported	APB No. 25	Reported	APB No. 25

Income from continuing operations before income taxes and minority interest	$140.0	$141.8	$359.7	$366.3
Net income	89.3	90.5	227.6	231.9
Basic earnings per share	0.55	0.56	1.40	1.43
Diluted earnings per share	0.52	0.52	1.32	1.34
Cash flows from operating activities	118.7	117.0	367.5	360.9
Cash flows from investing activities	(116.9)	(117.0)	(171.1)	(171.2)

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

Had compensation expense for stock options been determined based on fair value at the grant date consistent with SFAS No. 123, our net income and earnings per share for the three and nine months ended September 30, 2005 would have been reduced to the pro forma amounts indicated below:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005

Net income, as reported	$68.9	$88.0
Add: Stock-based compensation included in reported net income, net of tax	0.2	2.3
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(2.5)	(11.8)

Pro forma net income	$66.6	$78.5

Basic EPS:
As reported	$0.44	$0.59
Pro forma	$0.42	$0.51
Diluted EPS:
As reported	$0.41	$0.55
Pro forma	$0.40	$0.48

Employee Stock Plans

Our employee stock-based compensation plans provide for the granting or awarding of stock options, restricted stock, stock appreciation rights, other stock-based awards and cash awards to directors, officers and other key employees. As of September 30, 2006, only two of our plans had shares available for future option grants or other awards. The number of shares authorized and reserved for future issuance under the 1998 Long-Term Incentive Plan is limited to 10% of total issued and outstanding shares, subject to adjustment in the event of certain changes in our corporate structure or capital stock. No new awards may be made under the plan after May 12, 2008. As of September 30, 2006, a total of approximately 200,000 shares had been reserved for issuance pursuant to awards granted under the 2004 Directors’ Stock Incentive Plan.

The exercise price of stock options is equal to the fair market value of our common stock on the option grant date. The stock options generally vest over periods ranging from two years to four years and have a contractual term of 10 years. Vested options may be exercised in whole or in part at any time prior to the expiration date of the grant.

Awards of restricted stock and of restricted stock units consist of awards of our common stock, or awards denominated in common stock, that are subject to restrictions on transferability. Such awards are subject to forfeiture if employment terminates in certain circumstances prior to the release of the restrictions and vest two to four years from the date of grant. We expense the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.

We also have an ESPP whereby eligible employees may purchase shares of our common stock at a price equal to 85% of the lower of the closing price of our common stock on the first or last trading day of the calendar year. As of September 30, 2006, a total of approximately 500,000 shares remained available for issuance under the plan.

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

The following table summarizes activity in our stock options:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	per Share	Term	Value
	(In thousands)		(In years)

Outstanding as of December 31, 2005	6,953	$17.78
Granted	601	32.40
Exercised	(1,696)	17.70
Forfeited	(83)	15.70

Outstanding as of September 30, 2006	5,775	$19.33	6.1	$50.1
Exercisable as of September 30, 2006	4,697	$17.59	5.4	$46.7

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the stock option holders had all the holders exercised their stock options on September 30, 2006. This amount changes based on the fair market value of our stock.

Other information pertaining to option activity was as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Total fair value of stock options vested	$2.5	$3.9	$7.3	$16.7
Total intrinsic value of stock options exercised	$1.6	$18.3	$27.3	$49.4

For the three months and nine months ended September 30, 2006, cash received from the exercise of stock options was $2.6 million and $30.1 million, respectively, and no income tax benefit was realized from the exercise of stock options. As of September 30, 2006, there was $9.2 million of total stock option compensation expense related to nonvested stock options not yet recognized, which is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes activity in our nonvested restricted stock awards:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
	(In thousands)

Nonvested at December 31, 2005	331	$20.31
Granted	829	32.01
Vested	(111)	20.40
Forfeited	(16)	31.60

Nonvested at September 30, 2006	1,033	$29.52

As of September 30, 2006, there was $25.4 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 3.2 years. Prior to the January 1, 2006 adoption of SFAS 123(R), we accounted for restricted stock awards under APB No. 25. APB No. 25 required the full value of restricted stock awards to be recorded in stockholders’ equity with a deferred compensation balance recorded within equity for the unrecognized compensation cost. SFAS 123(R)

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

does not consider the equity to be issued until the stock award vests. Accordingly, the deferred compensation balance of $5.1 million at December 31, 2005 was reclassified to additional paid in capital on January 1, 2006.

We deliver newly issued shares under our stock-based compensation plans and ESPP.

NOTE 3.	DISCONTINUED OPERATIONS

In 2001 and 2002, our Technical Services group entered into fixed-fee contracts to design, engineer, manage construction of and commission four deepwater platform drilling rigs for installation on spars and tension leg platforms. In 2004, we discontinued this business and do not currently intend to enter into additional business of this nature. Accordingly, we have reported our fixed-fee rig construction business as discontinued operations on our consolidated statements of operations. Income from discontinued operations for the nine months ended September 30, 2006 and 2005 was approximately $800,000 and $0, respectively. Activity on discontinued operations consisted primarily of resolving commercial disputes and warranty items.

NOTE 4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2006	2005

Rigs and rig equipment	$4,626.1	$4,556.8
Transportation equipment	37.6	36.1
Buildings	45.4	43.2
Construction-in-progress	197.7	63.3
Land	8.8	8.7
Other	57.9	53.9

Total property and equipment	4,973.5	4,762.0
Accumulated depreciation and amortization	(1,736.9)	(1,580.3)

Property and equipment, net	$3,236.6	$3,181.7

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

We have entered into five year contracts for each of the Pride Portland and the Pride Rio de Janeiro to operate in Brazil. In order to obtain use of these semisubmersible drilling rigs, we entered into lease agreements with the joint venture company that require all revenues from the operations of the rigs, less operating costs and a management fee of $5,000 per day for each rig, to be paid to the joint venture company in the form of lease payments. The lease agreements also require the joint venture company to provide us with working capital necessary to operate the rigs, to fund capital improvements to the rigs and to fund any cash deficits incurred. During the nine months ended September 30, 2006 and 2005, we incurred lease expenses payable to the joint venture company of $35.0 million and $9.8 million, respectively, for the two rigs.

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

Additionally during the nine months ended September 30, 2005, we recognized revenues from the joint venture company of $14.7 million for managing the rigs prior to the commencement of the drilling contracts. The amount of this revenue approximated the costs we incurred to provide such management.

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

Principal and interest payments totaling $43.7 million are due in 2006. We advanced the joint venture company $0.9 million and $4.7 million during the three and nine months ended September 30, 2006, respectively, for our share of operating costs and debt service payments. As of September 30, 2006, our investment in the joint venture company was approximately $73.1 million, including capitalized interest of $9.0 million.

We have entered into negotiations with our joint venture partner with respect to our acquiring the partner’s 70% interest in the joint venture and have executed a memorandum of agreement with the partner with respect to the transaction. The agreement and completion of the transaction are subject to a number of conditions and the negotiation of definitive documentation, which would include numerous terms that have not been agreed to by the parties. Accordingly, we may be unable to complete any such acquisition on terms we find acceptable or at all.

NOTE 6.	INDEBTEDNESS

Short-Term Borrowings

As of September 30, 2006, we had agreements with several banks for uncollateralized short-term lines of credit (substantially all of which are uncommitted) totaling approximately $29.7 million, primarily denominated in U.S. dollars. These facilities renew periodically and bear interest at variable rates based on LIBOR. As of September 30, 2006, approximately $2.2 million was outstanding under these facilities and approximately $27.5 million was available for borrowings.

Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2006	2005

Senior secured revolving credit facility	$—	$135.0
7 3/8% Senior Notes due 2014	497.8	497.6
3 1/4% Convertible Senior Notes due 2033	300.0	300.0
Drillship loan facility due 2010	203.2	239.9
Semisubmersible loan due 2012	63.9	72.3

Total debt	1,064.9	1,244.8
Less current portion of long-term debt	60.9	57.5

Long-term debt	$1,004.0	$1,187.3

Amounts drawn under the senior secured revolving credit facility bear interest at variable rates based on LIBOR plus a margin or prime rate plus a margin. The interest rate margin varies based on our leverage ratio. As of September 30, 2006, there were no borrowings and $20.1 million of letters of credit outstanding under the facility, and availability was $479.9 million.

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

NOTE 7.	FINANCIAL INSTRUMENTS

We are subject to the risk of variability in interest payments on our floating rate debt, which includes the senior secured revolving credit facility and the drillship loan facility at September 30, 2006. In addition, the drillship loan facility requires the joint venture company that owns the Pride Africa and Pride Angola to maintain interest rate swap and cap agreements.

As of September 30, 2006, we had not designated any of the interest rate swap and cap agreements as hedging instruments as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  Accordingly, the changes in fair value of the interest rate swap and cap agreements are recorded currently in earnings. The total aggregate fair value of the interest rate swap and cap agreements as of September 30, 2006 and December 31, 2005 was an asset of $4.8 million and $5.3 million, respectively.

NOTE 8.	INCOME TAXES

Our consolidated effective income tax rate for continuing operations for the three months ended September 30, 2006 was 35.9% compared with 25.2% for the three months ended September 30, 2005. The lower rate in 2005 was due to one-time benefits recognized in the third quarter of 2005 related to the sale of various assets.

Our consolidated effective income tax rate for continuing operations for the nine months ended September 30, 2006 was 36.0% compared with 40.9% for the nine months ended September 30, 2005. The lower rate in 2006 was due to higher profitability in tax jurisdictions with statutory rates lower than the U.S.

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

In July 2006, we received tax assessments from the Mexican government related to our operations for the tax years 2002 and 2003. These assessments contest our right to claim certain deductions in our tax returns for those years. We anticipate that the Mexican government will make additional assessments contesting similar deductions for other tax years. While we intend to contest these assessments vigorously, we cannot predict or provide assurance as to the ultimate outcome, which may take several years. However, we do not believe that the ultimate outcome of these assessments will have a material impact on our consolidated financial statements. As required by local statutory requirements, in September 2006, we provided standby letters of credit of $41.4 million to contest these assessments.

NOTE 9.	COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. The components of our comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$89.3	$68.9	$227.6	$88.0
Foreign currency translation adjustments	—	0.5	1.4	—

Total comprehensive income	$89.3	$69.4	$229.0	$88.0

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

NOTE 10.	EARNINGS PER SHARE

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

The following table presents information necessary to calculate basic and diluted earnings per share from continuing operations:

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Income from continuing operations	$89.3	$68.9	$226.8	$88.0
Interest expense on convertible notes	2.7	2.6	8.0	10.8
Income taxes	(0.9)	(0.9)	(2.8)	(3.8)

Income from continuing operations, as adjusted	$91.1	$70.6	$232.0	$95.0
Weighted average shares of common stock outstanding	162.9	158.4	162.6	150.0
Convertible notes	11.7	11.7	11.7	19.0
Stock options	1.8	2.7	2.2	2.7

Weighted average shares of common stock outstanding, as adjusted	176.4	172.8	176.5	171.7
Earnings from continuing operations per share
Basic	$0.55	$0.44	$1.40	$0.59
Diluted	$0.52	$0.41	$1.32	$0.55

Certain shares are excluded from the calculation of diluted weighted average shares outstanding because their effect was antidilutive or the exercise price of the stock options exceeded the average price of our common stock for the applicable period. For the three months ended September 30, 2006 and 2005, the calculation excludes no common shares issuable pursuant to convertible debt, and approximately 700,000 and 200,000 common shares, respectively, issuable pursuant to outstanding stock options. The calculation of diluted weighted average shares outstanding, as adjusted, for the nine months ended September 30, 2006 and 2005, excludes no common shares issuable pursuant to convertible debt, and approximately 500,000 and 300,000 common shares, respectively, issuable pursuant to outstanding stock options.

NOTE 11.	SEGMENT AND RELATED INFORMATION

We operate through three principal reporting segments: Offshore, which includes all of our offshore drilling fleet and operations; Latin America Land, which includes all our land-based drilling and workover services in Latin America; and E&P Services, which includes our exploration and production services business in Latin America.

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

Summarized financial information is shown in the following tables. “Other” includes revenues and costs for land-based drilling operations outside of Latin America (currently Chad, Kazakhstan and Pakistan), labor contracts and engineering and management consulting services.

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues:
Offshore	$398.4	$341.3	$1,156.8	$902.5
Latin America Land	161.8	127.1	448.7	360.9
E&P Services	55.2	48.1	144.4	146.9
Other	27.4	22.3	76.3	72.0
Corporate	—	—	—	—

Total	$642.8	$538.8	$1,826.2	$1,482.3

Earnings from operations:
Offshore	$135.1	$100.3	$376.2	$216.1
Latin America Land	33.0	16.5	83.9	43.2
E&P Services	8.3	5.6	19.6	17.0
Other	7.4	15.5	17.3	21.9
Corporate	(28.2)	(18.1)	(86.4)	(59.2)

Total	$155.6	$119.8	$410.6	$239.0

		Latin
		America	E&P
	Offshore	Land	Services	Other	Corporate	Total

As of September 30, 2006
Total assets	$3,294.6	$563.8	$197.1	$87.1	$183.1	$4,325.7
Capital expenditures	179.7	25.3	9.3	1.8	10.4	226.5
Depreciation and amortization	138.4	37.3	7.4	10.1	2.4	195.6
As of December 31, 2005
Total assets	3,161.6	483.1	173.2	95.4	173.2	4,086.5
Capital expenditures	117.4	28.6	5.9	1.4	3.9	157.2
Depreciation and amortization	178.5	49.2	10.5	16.5	2.5	257.2

For the three-month and nine-month periods ended September 30, 2006, one customer accounted for 17% of consolidated revenues and is included in the Offshore, Latin America Land and E&P Services segments. For the three-month and nine-month periods ended September 30, 2005, one customer accounted for 14% of consolidated revenues and is included in the Offshore, Latin America Land and E&P Services segments, and an additional customer accounted for approximately 10% of consolidated revenues and is included in the Offshore segment.

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

The investigation, which is continuing, has found evidence suggesting that payments, which may violate the U.S. Foreign Corrupt Practices Act (“FCPA”), were made beginning in early 2003 through 2005 to government officials in Latin America aggregating less than $1 million over the period. The evidence to date suggests that these payments primarily were made (a) to vendors with the intent that they would be transferred to government officials for the purpose of extending drilling contracts for two jackup rigs and one semisubmersible rig operating offshore Venezuela; (b) to one or more government officials, or to vendors with the intent that they would be transferred to government officials, for the purpose of collecting receivables for work completed under offshore drilling contracts in Venezuela; and (c) to one or more government officials in Mexico in connection with the clearing of a jackup rig and equipment through customs.

Our management and the Audit Committee of our Board of Directors believe it likely that members of our senior operations management either were aware, or should have been aware, that improper payments to foreign government officials were made or proposed to be made. We have placed certain members of our senior operations management on administrative leave pending the outcome of the investigation. Our former Chief Operating Officer resigned as Chief Operating Officer effective on May 31, 2006 and has elected to retire from the Company, although he will remain an employee, but not an officer, during the pendency of the investigation to assist us with the investigation and to be available for consultation and to answer questions relating to our business. His retirement benefits will be subject to the determination by our Audit Committee or our Board of Directors that it does not have cause (as defined in his retirement agreement with us) to terminate his employment.

We voluntarily disclosed information relating to the initial allegations and other information found in the investigation to the U.S. Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) and are cooperating with these authorities as the investigation continues and as they review the matter. If violations of the FCPA occurred, we could be subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement, and injunctive relief. Civil penalties under the antibribery provisions of the FCPA could range up to $10,000 per violation, with a criminal fine up to the greater of $2 million per violation or twice the gross pecuniary gain to us or twice the gross pecuniary loss to others, if larger. Civil penalties under the accounting provisions of the FCPA can range up to $500,000 and a company that knowingly commits a violation can be fined up to $25 million. In addition, both the SEC and the DOJ could assert that conduct extending over a period of time may constitute multiple violations for purposes of assessing the penalty amounts. Often, dispositions for these types of matters result in modifications to business practices and compliance programs and possibly a monitor being appointed to review future business and practices with the goal of ensuring compliance with the FCPA.

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

We cannot currently predict what, if any, actions may be taken by the DOJ, the SEC, the applicable government or other authorities or our customers or the effect the actions may have on our results of operations, financial condition or cash flows, on our consolidated financial statements or on our business in Venezuela and other jurisdictions. Our operations in Venezuela provided revenues of approximately $116.2 million, or approximately 6.4% of our total consolidated revenues for the nine months ended September 30, 2006, and earnings from operations of approximately $4.9 million, or approximately 1.2% of our total consolidated earnings from operations

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

for the nine months ended September 30, 2006. As of September 30, 2006, we had accounts receivable from Petróleos de Venezuela, S.A. totaling $28.7 million.

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

Paul A. Bragg, our former President and Chief Executive Officer, filed suit against us in State District Court of Harris County, Texas in early October 2005 seeking a declaratory judgment that the non-competition provisions of his employment agreement are unlawful and unenforceable. Shortly thereafter, Mr. Bragg filed a second lawsuit against us alleging that we breached written and oral employment agreements with him and seeking damages aggregating more than $17.0 million. The suits were consolidated. We have filed counterclaims against Mr. Bragg seeking, among other things, a declaratory judgment that the non-competition provisions of his employment agreement are enforceable, restitution of certain amounts paid to Mr. Bragg should there be a finding that the non-competition provisions of his employment agreement are unenforceable, and disgorgement of certain amounts previously paid to Mr. Bragg stemming from actions that may have been taken by Mr. Bragg relating to his employment compensation claims. On November 1, 2006, the trial court granted summary judgment in our favor dismissing Mr. Bragg’s damages claims. In light of this recent order, the only claims that will be considered at trial, which is currently scheduled for January 29, 2007, are those related to the non-competition provisions of Mr. Bragg’s employment agreement and disgorgement. In the event Mr. Bragg chooses to appeal the Court’s summary judgment ruling, we intend to defend ourselves vigorously and, based on the information available to us at this time, we do not expect the outcome of these lawsuits to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of this lawsuit.

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

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

NOTE 13.	OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and non-cash transactions were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Non-cash transactions:
Common stock issued upon conversion of debt	$—	$—	$—	$300.0
Cash paid during the year for:
Interest	$23.8	$26.6	$61.6	$72.1
Income taxes	26.3	11.7	67.9	43.6
Change in capital expenditures in accounts payable	5.9	(9.4)	19.5	5.9

NOTE 14.	NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 will require companies to determine whether it is more-likely-than-not that a tax position taken or expected to be taken in a tax return will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If a tax position meets the more-likely-than-not recognition threshold, measurement of the amount of benefit to recognize in the financial statements is based on guidance provided in the interpretation. FIN 48 also provides guidance on derecognition, classification, recognition of related interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the potential impact, if any, to our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires employers to recognize on their balance sheets the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans. SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits, and will require employers to recognize on their balance sheets the funded status of pension and postretirement benefit plans and will require fiscal year end measurements of plan assets and benefit obligations. SFAS No. 158 will not impact most of the measurement and disclosure guidance nor will it change the amounts recognized in the income statement as net periodic benefit cost. The recognition of the funded status of plans subject to SFAS No. 158 is effective as of December 31, 2006. The requirement to measure plan assets and benefit as of fiscal year end is effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact to our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2005. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.

Overview

We provide contract drilling and related services to oil and natural gas companies worldwide, operating both offshore and on land. As of October 27, 2006, we operated a global fleet of 277 rigs, consisting of two deepwater drillships, 12 semisubmersible rigs, 28 jackup rigs, 18 tender-assisted, barge and platform rigs and 217 land-based drilling and workover rigs.

In the third quarter of 2006, we reorganized our operations into three principal reportable segments: Offshore, which includes all of our offshore drilling fleet and operations; Latin America Land, which includes our land-based drilling and workover services in Latin America; and E&P Services, which includes our exploration and production services business in Latin America.

The markets for our drilling, workover and related E&P services are highly cyclical. Our operating results are significantly impacted by the level of energy industry spending for the exploration and development of oil and natural gas reserves. Oil and natural gas companies’ exploration and development drilling programs drive the demand for drilling and related services. These drilling programs are affected by oil and natural gas companies’ expectations about oil and natural gas prices, anticipated production levels, demand for crude oil and natural gas products, government regulations and many other factors, including the desire of governments in certain countries to sustain economic and social development. Oil and natural gas prices are volatile, which has historically led to significant fluctuations in expenditures by our customers for oil and natural gas drilling and related services. Variations in market conditions during the cycle impact us in different ways depending primarily on the length of drilling contracts in different regions. Contracts in the U.S. Gulf of Mexico, for example, tend to be short-term, so a deterioration or improvement in market conditions tends to impact our operations quickly. Contracts for offshore rigs in international markets tend to be longer term. Accordingly, short-term changes in market conditions in these markets may have little or no short-term impact on our revenues and cash flows from those operations unless the market changes occur during a period when we are attempting to renew a number of those contracts.

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

Our management and the Audit Committee of our Board of Directors believe it likely that members of our senior operations management either were aware, or should have been aware, that improper payments to foreign government officials were made or proposed to be made. We have placed certain members of our senior operations management on administrative leave pending the outcome of the investigation. Our former Chief Operating Officer resigned as Chief Operating Officer effective on May 31, 2006 and has elected to retire from the company, although he will remain an employee, but not an officer, during the pendency of the investigation to assist us with the investigation and to be available for consultation and to answer questions relating to our business. His retirement benefits will be subject to the determination by our Audit Committee or our Board of Directors that it does not have cause (as defined in his retirement agreement with us) to terminate his employment.

We voluntarily disclosed information relating to the initial allegations and other information found in the investigation to the U.S. Department of Justice and the Securities and Exchange Commission and are cooperating with these authorities as the investigation continues and as they review the matter. If violations of the FCPA occurred, we could be subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement, and injunctive relief. Civil penalties under the antibribery provisions of the FCPA could range up to $10,000 per violation, with a criminal fine up to the greater of $2 million per violation or twice the gross pecuniary gain to us or twice the gross pecuniary loss to others, if larger. Civil penalties under the accounting provisions of the FCPA can range up to $500,000 and a company that knowingly commits a violation can be fined up to $25 million. In addition, both the SEC and the DOJ could assert that conduct extending over a period of time may constitute multiple violations for purposes of assessing the penalty amounts. Often, dispositions for these types of matters result in modifications to business practices and compliance programs and possibly a monitor being appointed to review future business and practices with the goal of ensuring compliance with the FCPA.

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

We cannot currently predict what, if any, actions may be taken by the DOJ, the SEC, the applicable government or other authorities or our customers or the effect the actions may have on our results of operations, financial condition or cash flows, on our consolidated financial statements or on our business in Venezuela and other jurisdictions. Our operations in Venezuela provided revenues of approximately $116.2 million, or approximately 6.4% of our total consolidated revenues for the nine months ended September 30, 2006, and earnings from operations of approximately $4.9 million, or approximately 1.2% of our total consolidated earnings from operations for the nine months ended September 30, 2006. As of September 30, 2006, we had accounts receivable from Petróleos de Venezuela, S.A. totaling $28.7 million.

While our investigation to date of these matters and related internal control systems and processes has been ongoing for some time, at this time there can be no assurances that the investigation will not uncover other violations within our global operations, including in countries outside Latin America.

Business Outlook

Our operations are geographically dispersed in oil and natural gas exploration and development areas throughout the world. Rigs can be moved from one region to another. While the cost of moving a rig and the availability of rig-moving vessels may cause the supply and demand balance to vary somewhat between regions, significant variations between regions do not tend to persist long-term because of rig mobility. Consequently, we operate in a single, worldwide offshore drilling market.

Expectations about future oil prices have historically been a key driver for drilling demand; however, the availability of quality drilling prospects, exploration success, relative production costs, the stage of reservoir development and political and regulatory environments also affect our customers’ drilling programs. We expect global demand for contract drilling services to continue to increase, driven by increasing worldwide energy demand and demand for oil and natural gas and an increased focus by oil and natural gas companies on offshore prospects.

Prospects for our deepwater and midwater fleets, which currently operate in West Africa, Brazil, the Mediterranean Sea and Mexico, continue to be robust. At present, increasing demand and limited availability of rigs continues to drive dayrates higher. We believe that improving market conditions will continue into 2007 as development drilling commences on a number of major oil discoveries, particularly in the deepwater markets. We believe increasing demand coupled with a limited ability to increase rig supply in the short term will result in increasing dayrates. We continue to monitor the potential effect on the market of increases in rig supply resulting from prospective newbuild semisubmersible rigs and drillships. Increases in rig count could have an adverse impact on our utilization and dayrates if corresponding growth in demand does not absorb new supply. We have recently contracted the Pride South Pacific at a dayrate in the mid-$420,000s beginning in March 2007. The balance of our deepwater fleet is contracted beyond 2007 and our average dayrate for our deepwater fleet is not expected to materially change, other than as a result of cost escalation protection, until contract rollovers occur. We expect our average dayrates for our midwater fleet to continue to improve due to repricing of our fleet in 2007 and 2008.

We expect the outlook for the worldwide jackup market to continue to remain strong due to the current rig supply shortage. However, we do anticipate some weakening of demand and, consequently, the dayrate environment in the U.S. Gulf of Mexico due to high natural gas storage volumes and a forecast for a mild winter. We anticipate that this market may strengthen in 2007 as several rigs owned by our competitors are expected to leave the U.S. Gulf of Mexico for international markets, particularly the Middle East and India. In addition, we expect demand for jackups, including mat supported jackups, to increase during 2007. As a result, we expect strong demand for jackups in international markets to continue and average dayrates to remain strong. However, we continue to monitor the potential effect of approximately 60 newbuild jackups for the global market, which have scheduled delivery dates from 2007 through 2009. The addition of rig capacity to the market could have an adverse impact on our utilization and dayrates.

We experienced high levels of activity for our Latin America Land and E&P Services operations, which resulted in higher pricing and utilization. The market outlook for Argentina and Colombia remains favorable as economic growth has stimulated demand for oil and natural gas. The outlook for Venezuela remains stable as the country continues to implement the provisions of the hydrocarbons law enacted in 2005. We currently believe that market conditions in Venezuela will permit us to recover the additional cost associated with recently enacted social programs and do not believe our operations will be materially impacted.

The favorable outlook for Argentina may be disrupted by planned national labor union strikes in the fourth quarter 2006. In October 2006, we experienced a two-day strike against our Latin America Land operation in northern Argentina, which temporarily idled approximately 70 of our rigs. The labor unions that represent our personnel have coordinated with several other major unions across several industry groups and have scheduled national strikes beginning in November 2006 if their demands for additional wages and tax relief are not met. The union negotiations are now between the unions and the government. Historically, we have recovered the costs of lost time due to strikes from our customers and have been able to transfer additional cost increases agreed with the unions to our customers in the form of dayrate increases or fixed amounts re-billed. We continue to believe that we will ultimately be able to recover the costs associated with any agreed-to terms with unions from our customers; however, we may not be able to achieve this cost recovery under our current contracts. Consequently, the results of our Argentina operations may be negatively impacted during the next several quarters as we negotiate new contracts. The outcome of the union negotiations and the potential impact on our business cannot be determined at this time.

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

Increased activity in the oilfield services industry is increasing competition for experienced oilfield workers resulting in higher labor costs and training costs. The increased activity has also increased demand for oilfield equipment and spare parts, resulting in longer order lead times to obtain critical spares and higher repair and maintenance costs and increased out-of-service time for repair and upgrade projects. A number of our rigs will be in the shipyard or undergoing repairs during the fourth quarter of 2006 and throughout 2007 and may be subject to repair delays. In addition, as a result of the significant insurance losses incurred by the drilling industry during the 2004 and 2005 hurricane seasons, our insurance costs increased significantly as our policies renewed in July 2006. Underwriters have also imposed an aggregate limit of approximately $85.0 million for damage due to named wind storms in the U.S. Gulf of Mexico, with a $10.0 million deductible per named wind storm. However, due to higher dayrates, we expect our growth in revenues to continue to outpace our cost increases for the remainder of 2006 and throughout 2007.

Results of Operations

The following table presents selected consolidated financial information by reporting segment:

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)		(In millions)

Revenues:
Offshore	$398.4	$341.3	$1,156.8	$902.5
Latin America Land	161.8	127.1	448.7	360.9
E&P Services	55.2	48.1	144.4	146.9
Other	27.4	22.3	76.3	72.0
Corporate	—	—	—

Total	642.8	538.8	1,826.2	1,482.3

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)		(In millions)

Operating costs, excluding depreciation and amortization:
Offshore	216.5	201.8	667.7	566.3
Latin America Land	113.6	97.7	318.8	275.4
E&P Services	43.4	39.1	114.5	118.0
Other	19.3	17.3	52.9	50.0
Corporate	—	—	3.0	—

Total	392.8	355.9	1,156.9	1,009.7

Depreciation and amortization	65.7	64.0	195.6	193.7
General and administrative, excluding depreciation and amortization	31.8	20.2	94.6	70.1
Impairment charges	—	1.0	—	1.0
Gain on sales of assets, net	(3.1)	(22.1)	(31.5)	(31.2)

Earnings from operations	155.6	119.8	410.6	239.0
Interest expense	(17.6)	(21.7)	(55.8)	(68.3)
Interest income	1.3	0.6	3.8	1.3
Other income (expense), net	0.7	2.8	1.1	4.7

Income from continuing operations before income taxes and minority interest	140.0	101.5	359.7	176.7
Income taxes	(50.2)	(25.6)	(129.6)	(72.3)
Minority interest	(0.5)	(7.0)	(3.3)	(16.4)

Income from continuing operations	$89.3	$68.9	$226.8	$88.0

“Other” includes revenues and costs for land-based drilling operations outside of Latin America (currently Chad, Kazakhstan and Pakistan), labor contracts and engineering and management consulting services.

Segment Review

In September 2006, based upon changes within our management organization, we changed the composition of our segments to three principal reportable segments: Offshore, which comprises our offshore drilling activity, currently in Africa, the Mediterranean Sea, the Middle East, Southeast Asia, South America and the Gulf of Mexico; Latin America Land, which comprises our land-based drilling and workover services in Latin America, currently in Argentina, Venezuela, Colombia, Bolivia, Ecuador, and Mexico; and E&P Services, which includes exploration and production services in Latin America.

Offshore

We have provided below additional information based on the service capabilities of our offshore fleet. We consider our drillships and our semisubmersible rigs operating in water depths greater than 4,500 feet as deepwater and our semisubmersibles operating in water depths from 1,000 feet to 4,500 feet as midwater. Our jackups operate in water depths up to 300 feet. As of October 27, 2006, our Offshore segment comprised two deepwater drillships, 12 semisubmersible rigs, 28 jackup rigs, 12 platform rigs, three tender-assisted rigs, three barge rigs, and five deepwater rigs managed for other parties. The following table summarizes our revenue and earnings from operations by type of offshore rig in our fleet:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues:
Deepwater	$124.3	$100.4	$354.3	$258.7
Midwater	36.0	40.0	116.4	107.6
Jackups	175.2	123.2	495.3	316.2
Other	62.9	77.7	190.8	220.0

Total	$398.4	$341.3	$1,156.8	$902.5

Earnings (loss) from operations:
Deepwater	$39.2	$31.6	$101.6	$80.2
Midwater	6.8	6.3	15.4	3.8
Jackups	84.5	48.5	248.6	109.0
Other	4.6	13.9	10.6	23.1

Total	$135.1	$100.3	$376.2	$216.1

The following table summarizes our average daily revenues and percentage utilization by type of offshore rig in our fleet:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Average Daily		Average Daily		Average Daily		Average Daily
	Revenues(1)	Utilization(2)	Revenues(1)	Utilization(2)	Revenues(1)	Utilization(2)	Revenues(1)	Utilization(2)

Deepwater	$177,300	95%	$164,200	95%	$176,300	92%	$164,900	86%
Midwater	$97,500	80%	$87,000	83%	$91,700	82%	$83,300	79%
Jackups	$85,700	79%	$47,800	97%	$75,700	87%	$43,700	92%
Other(3)	$46,800	61%	$44,100	87%	$44,000	65%	$42,000	80%

(1)	Average daily revenues are based on total revenues for each type of rig divided by actual days worked by all rigs of that type. Average daily revenues will differ from average contract dayrate due to billing adjustments for any non-productive time, mobilization fees, demobilization fees, performance bonuses and charges to the customer for ancillary services.

(2)	Utilization is calculated as the total days worked divided by the total days in the period.

(3)	Excludes rigs managed by us but owned by others.

Deepwater.  Average daily revenues for the nine months ended September 30, 2006 increased 6.9% over the comparable period in 2005 due to contracted dayrate increases for the Pride North America and moderate dayrate increases in 2006 for several of our deepwater rigs operating in Brazil. The Pride South Pacific, working offshore West Africa, is to begin a new contract at substantially higher rates following the completion of its current contract currently scheduled for March 2007. After completion of repairs to the subsea control system, the Pride North America began operating offshore Egypt in late April 2006 under a contract that expires in January 2008. In October 2006, the Pride North America sustained crane damage as a result of new equipment failure and is expected to be in the shipyard during a portion of the fourth quarter of 2006. The Pride Carlos Walter is expected to be in the shipyard for its special periodic survey in the fourth quarter of 2006. Utilization remains high, as our deepwater fleet is fully contracted until 2008. In addition, our drillships are contracted until the first half of 2010; as a result, we are not able to take advantage of increased dayrates for deepwater drillships in the current market.

Midwater.  Average daily revenue for the nine months ended September 30, 2006 increased 10.1% over the comparable period in 2005 as a result of contract escalations and performance bonuses earned. The Pride South Seas is operating offshore South Africa under a contract that expires in February 2007. After completion of that contract, it is to be mobilized to West Africa for work under a contract with an initial term expiring in July 2007 at substantially increased dayrates. After completion of its special periodic survey, the Pride North Sea began working in April 2006 on a series of contracts, with options, in the Mediterranean Sea, which are expected to be completed by mid-to-late 2007. The Pride Venezuela completed its special periodic survey and upgrades in September 2006 and was mobilized to West Africa for an 18-month contract, with a six month option, at substantially higher dayrates. The Pride South Atlantic completed its life enhancement project and is working through February 2008 on well-to-well contracts with various customers at substantially higher dayrates than in 2005.

Jackups.  Average daily revenue for our jackup fleet for the nine months ended September 30, 2006 increased 73.2% over the comparable period in 2005. Our jackup fleet has benefited from escalating dayrates due to strong worldwide drilling demand. Contracts for our U.S. Gulf of Mexico fleet tend to be for shorter periods as compared to international jackup contracts and, in certain cases, are indexed to market. The Pride Hawaii is contracted at significantly higher dayrates beginning in November 2006. After completing contracts in Southeast Asia that expire in January 2007 and its special periodic survey, the rig is to be mobilized to India to operate under a contract that expires in April 2010. The Pride California and Pride Nevada completed their life enhancement projects and began working under contracts in September 2006 and October 2006, respectively, at substantially higher rates. Four of our jackups are scheduled for special periodic surveys, repairs and life enhancement projects during the fourth quarter of 2006. The life enhancement projects for the Pride Tennessee and the Pride Oklahoma are expected to be completed in December and October 2006, respectively. Upon completion of its life enhancement project, we expect the Pride Oklahoma to commence a two well contract with an option for an additional well at a substantially increased dayrate. The Pride Arkansas will also be in the shipyard during the fourth quarter of 2006 for survey and assessment. The Pride New Mexico entered the shipyard near the end of the third quarter, is currently undergoing survey and assessment and is expected to remain in the shipyard until the first quarter of 2007. The Pride Wyoming received minor damage from a tugboat while under tow and is expected to be in the shipyard for repairs for approximately one month during the fourth quarter of 2006.

Other.  Average daily revenue for our tender-assisted barges and other assets for the nine months ended September 30, 2006 increased 4.8% over the comparable period in 2005. The increase in average daily revenue is primarily due to the contracting of the Barracuda. The Alligator, Pride Ivory Coast and Barracuda are currently working in West Africa under contracts that expire in June 2007, August 2007, and December 2007, respectively. The Bintang Kalimantan completed its contract in March 2006 and is currently stacked. The Pride I and Pride II lake barges in Venezuela are operating under interim agreements on a well-to-well basis. Platform rigs 1002E, 1003E and 1005E are operating in Mexico under contracts that expire in mid-2007. We currently have two of our platform rigs working in the U.S. Gulf of Mexico under short-term or well-to-well contracts.

We also provide drilling management services for five deepwater platform drilling rigs, consisting of two tension leg platforms, two spar units and a semisubmersible rig, under management contracts that expire from 2008 to 2010.

Latin America Land

As of October 27, 2006, our Latin America Land segment comprised 209 land drilling and workover rigs, of which 93% were contracted. The following table summarizes our average daily revenues and the number of days worked by type rig in our Latin America Land fleet:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Average Daily	Days	Average Daily	Days	Average Daily	Days	Average Daily	Days
	Revenues(1)	Worked(2)	Revenues(1)	Worked(2)	Revenues(1)	Worked(2)	Revenues(1)	Worked(2)

Drilling	$15,700	5,751	$12,600	5,831	$15,100	16,828	$12,000	16,897
Workover	$6,200	11,580	$4,800	11,105	$5,800	33,251	$4,800	32,868

(1)	Average daily revenues are based on total revenues for each type of rig divided by actual days worked by all rigs of that type.

(2)	Days worked is calculated as the total days worked by all rigs of each type during the period.

Average daily revenue for our Latin America Land drilling fleet for the nine months ended September 30, 2006 increased by approximately 25.8% over the comparable period in 2005. The increase is due to strong daily rate increases in Argentina, Colombia and Veneuzuela and the disposition of the drilling rigs in Brazil in March 2006, which operated at substantially lower daily rates. The average daily revenue for the 2006 period was negatively impacted by three of our drilling rigs in Bolivia being idled following the government’s decision to nationalize the country’s oil and natural gas reserves. We currently anticipate that these rigs will return to work in the fourth quarter 2006 or early 2007. In September 2006, we completed the mobilization of the idle land rig in Kazakhstan to Colombia to begin a three-year contract in the fourth quarter 2006. The contract is at a rate substantially above our current average daily rate in Latin America, and we recovered the costs of mobilizing the rig in a lump-sum payment from our customer.

Average daily revenue for our Latin America Land workover fleet for the nine months ended September 30, 2006 increased by approximately 20.8% over the comparable period in 2005. The increase is due to strong daily rate increases in Argentina and Colombia with moderate daily rate increases in Venezuela. The number of days worked and the average daily revenue fluctuate for the workover rigs from period to period based on the location and nature of the wells being worked.

E&P Services

We currently provide E&P services in Argentina, Bolivia, Brazil, Ecuador, Peru and Venezuela, consisting primarily of pressure pumping services, integrated services and other exploration and production services. Revenue of our E&P Services segment for the nine months ended September 30, 2006 decreased approximately 1.7% compared with the comparable period in 2005 primarily due to mobilizing equipment between markets. In the first quarter 2006, we moved our E&P Services equipment located in Colombia to Venezuela and Argentina to concentrate on higher margin business. This movement of equipment had a favorable impact on our operations as reflected in the revenue increase for the three month period ended September 30, 2006 of 14.8% compared to the comparable period in 2005. The increase was primarily driven by pressure pumping and integrated services in Argentina and directional drilling in Brazil.

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

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues.  Revenues for the three months ended September 30, 2006 increased $104.0 million, or 19.3%, compared with the three months ended September 30, 2005. Offshore revenues increased $57.1 million primarily due to higher dayrates for jackups and a full quarter of revenues from the Pride Portland, which commenced operations during the third quarter of 2005. Latin America Land segment revenues increased primarily due to price increases and increased utilization for drilling and workover services.

Operating Costs.  Operating costs for the three months ended September 30, 2006 increased $36.9 million, or 10.4%, compared with the three months ended September 30, 2005, of which $9.7 million is due to a full quarter of operations in 2006 of the Pride Portland. Increases in labor costs and the overall increase in operating activities were the other key factors contributing to the increase in costs. Operating costs as a percentage of revenues were 61.1% and 66.1% for the three months ended September 30, 2006 and 2005, respectively. The decrease as a percentage of revenue was primarily driven by the substantial increase in dayrates.

Depreciation and Amortization.  Depreciation expense for the three months ended September 30, 2006 increased $1.7 million, or 2.7%, compared with the three months ended September 30, 2005, primarily due to a slight increase in fixed assets.

General and Administrative.  General and administrative expenses for the three months ended September 30, 2006 increased $11.6 million, or 57.4%, compared with the three months ended September 30, 2005 primarily due to approximately $5.1 million of expenses related to the ongoing audit committee investigation described above and an increase of $4.1 million in higher compensation costs due to increased corporate staffing and stock compensation.

Gain on Sales of Assets, Net.  We had net gains on sales of assets of $3.1 million for the three months ended September 30, 2006 as compared to $22.1 million for the three months ended September 30, 2005. We completed the sale of the Ile de Sein in July 2005, resulting in a pretax gain of $6.1 million. Also during the third quarter of 2005, we completed the sale of four land rigs, resulting in pretax gain of $15.5 million.

Interest Expense.  Interest expense for the three months ended September 30, 2006 decreased by $4.1 million, or 18.9%, compared with the three months ended September 30, 2005 primarily due to lower total debt levels resulting from the repayment of our senior secured term loan during 2005.

Other Income, Net.  Other income, net for the three months ended September 30, 2006 decreased by $2.1 million compared with the three months ended September 30, 2005 primarily due to a $4.8 million decrease in mark-to-market gains and cash settlements on interest rate swap and cap agreements, partially offset by a $1.8 million increase in net foreign exchange gains and a $0.3 million increase in equity earnings.

Income Taxes.  Our consolidated effective income tax rate for continuing operations for the three months ended September 30, 2006 was 35.9% compared with 25.2% for the three months ended September 30, 2005. The lower rate in 2005 was due to one-time benefits recognized in the third quarter of 2005 related to the sale of various assets.

Minority Interest.  Minority interest for the three months ended September 30, 2006 decreased $6.5 million, or 92.9%, compared with the three months ended September 30, 2005 primarily due to the purchase of an additional 40% interest in our drillship joint venture in December 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues.  Revenues for the nine months ended September 30, 2006 increased $343.9 million, or 23.2%, compared with the nine months ended September 30, 2005. Revenues increased primarily due to higher average daily revenues for our deepwater fleet and jackups, and $42.8 million of additional revenues from the Pride Portland and the Pride Rio de Janeiro, which commenced operations during the third and second quarter of 2005, respectively. Latin America Land revenues increased $87.8 million primarily due to price increases for drilling and workover services.

Operating Costs.  Operating costs for the nine months ended September 30, 2006 increased $147.2 million, or 14.6%, compared with the nine months ended September 30, 2005, of which $42.7 million is due to the operations of the Pride Portland and the Pride Rio de Janeiro. Labor costs, rental expenses and amortization of deferred mobilization costs were the other primary reasons for the increases in operating costs. Operating costs as a percentage of revenues were 63.4% and 68.1% for the nine months ended September 30, 2006 and 2005, respectively. The decrease as a percentage of revenue was primarily driven by the substantial increase in dayrates.

Depreciation and Amortization.  Depreciation expense for the nine months ended September 30, 2006 increased approximately $1.9 million, or 1.0%, compared with the nine months ended September 30, 2005 primarily due to a slight increase in fixed assets.

General and Administrative.  General and administrative expenses for the nine months ended September 30, 2006 increased $24.5 million, or 35.0%, compared with the nine months ended September 30, 2005 primarily due to $15.1 million of expenses related to the ongoing audit committee investigation, an increase of $14.2 million in compensation costs due to increased corporate staffing and stock compensation, and approximately $2.3 million of corporate restructuring expenses. General and administrative expense for the nine months ended September 30, 2005 includes approximately $10.8 million of severance in connection with the termination of the employment of various key employees and the retirement of a director.

Gain on Sales of Assets, Net.  We had net gains on sales of assets of $31.5 million for the nine months ended September 30, 2006 primarily due to the sale of the Pride Rotterdam resulting in a pretax gain of $25.3 and the sale of four land rigs. We had net gains on sales of assets of $31.2 million for the nine months ended September 30, 2005 primarily due to the sale of the Pride Ohio by one of our foreign subsidiaries resulting in pretax gain of $11.3 million, the Ile de Sein resulting in a pretax gain of $6.1 million and four land rigs resulting in a pretax gain of $15.5 million, partially offset by the pre-tax loss from the sale of the Piranha of $2.3 million.

Interest Expense.  Interest expense for the nine months ended September 30, 2006 decreased by $12.5 million, or 18.3%, compared with the nine months ended September 30, 2005 primarily due to lower total debt levels resulting from the repayment of our senior secured term loan and the conversion and retirement of our 2 1/2% convertible senior notes during 2005.

Other Income, Net.  Other income, net for the nine months ended September 30, 2006 decreased by $3.6 million, or 76.6%, compared with the nine months ended September 30, 2005 primarily due to a $3.6 million decrease in mark-to-market gains and cash settlements on interest rate swap and cap agreements.

Income Taxes.  Our consolidated effective income tax rate for continuing operations for the nine months ended September 30, 2006 was 36.0% compared with 40.9% for the nine months ended September 30, 2005. The lower rate in 2006 was due to higher profitability in jurisdictions with statutory rates lower than the U.S.

Minority Interest.  Minority interest for the nine months ended September 30, 2006 decreased $13.1 million, or 79.9%, compared with the nine months ended September 30, 2005 primarily due to the purchase of an additional 40% interest in our drillship joint venture in December 2005.

Liquidity and Capital Resources

Our objective in financing our business is to maintain adequate financial resources and access to additional liquidity. During the nine months ended September 30, 2006, cash flows from operations, borrowings under our senior secured revolving credit facility and proceeds from asset sales and stock option exercises were the principal sources of funding. We anticipate that cash on hand, cash flows from operations and borrowings under our senior secured revolving credit facility will be adequate to fund normal ongoing capital expenditures, working capital needs and debt service requirements through the remainder of 2006. Our $500.0 million senior secured revolving credit facility provides back-up liquidity in the event of an unanticipated significant demand on cash that would not be funded by operations.

Our capital allocation process is focused on utilizing cash flows generated from operations in ways that enhance the value of our company. In the nine months ended September 30, 2006, we used cash for a variety of activities including working capital needs, repayment of indebtedness and purchases of property and equipment.

Sources and Uses of Cash — Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Cash and cash equivalents, including restricted cash, totaled $94.8 million at September 30, 2006 compared with $46.9 million at December 31, 2005. For the nine months ended September 30, 2006, net cash provided by operating activities was $367.5 million compared with $214.5 million for the nine months ended September 30, 2005. The increase in net cash provided from operations was primarily due to an increase in net income.

Purchases of property and equipment totaled $226.5 million and $112.4 million for the nine months ended September 30, 2006 and 2005, respectively. The majority of these expenditures related to capital expenditures incurred in connection with new contracts and other sustaining capital projects.

Proceeds from dispositions of property and equipment were $60.1 million and $113.4 million for the nine months ended September 30, 2006 and 2005, respectively. Included in the proceeds for the nine months ended September 30, 2006 was $51.3 million related to the sale of the Pride Rotterdam and four land rigs. Included in the proceeds for the nine months ended September 30, 2005 was $40.0 million related to the sale of the Pride Ohio by one of our foreign subsidiaries, $49.5 million related to the sale of the Piranha and the Ile de Sein and $23.0 million related to three land rigs.

We received proceeds of $1.4 million and $124.9 million from the issuance of common stock in the nine months ended September 30, 2006 and 2005, respectively. The proceeds for the nine months ended September 30, 2005 included $123.6 million (before offering costs) related to the public offering of 6.0 million shares of common stock. We used the net proceeds from the offering to purchase an equal number of shares of our common stock from three affiliated investment funds at a price per share equal to the proceeds per share that we received from the offering. The shares repurchased from the funds were subsequently retired. We also received proceeds of $30.1 million and $59.2 million from the exercise of stock options in the nine months ended September 30, 2006 and 2005, respectively.

Debt, including current maturities, totaled $1,064.9 million at September 30, 2006 compared with $1,244.8 million at December 31, 2005.

Working Capital

As of September 30, 2006, we had working capital of $315.3 million compared with $213.8 million as of December 31, 2005. These amounts included an aggregate of short-term borrowings and current portion of long-term debt of $63.1 million and $59.7 million, respectively; an aggregate of cash and cash equivalents and restricted cash of $94.8 million and $46.9 million, respectively; accounts receivable, net of $529.5 million and $435.5 million, respectively; and accounts payable of $186.1 million and $159.8 million, respectively. The increase in working capital was attributable primarily to the effect of an increase in cash and cash equivalents and trade receivables, net.

Available Credit Facilities

We currently have a $500.0 million senior secured revolving credit facility with a group of banks maturing in July 2009. Borrowings under the facility are available for general corporate purposes. We may obtain up to $100.0 million of letters of credit under the revolving credit facility. As of September 30, 2006, there were no borrowings and $20.1 million of letters of credit outstanding under the facility. Amounts drawn under the facility bear interest at variable rates based on LIBOR plus a margin or prime rate plus a margin. The interest rate margin varies based on our leverage ratio. As of September 30, 2006, availability was approximately $479.9 million.

The facility is secured by first priority liens on certain of the existing and future rigs, accounts receivable, inventory and related insurance of our subsidiary Pride Offshore, Inc. (the borrower under the facility) and its subsidiaries, all of the equity of Pride Offshore and its domestic subsidiaries and 65% of the equity of certain of our foreign subsidiaries. We and certain of our domestic subsidiaries have guaranteed the obligations of Pride Offshore under the facility. We generally are required to repay the revolving loans, with a permanent reduction in availability under the revolving credit facility, with proceeds from a sale of or a casualty event with respect to collateral. The facility contains a number of covenants restricting, among other things, redemption and repurchase of our indebtedness; distributions, dividends and repurchases of capital stock and other equity interests; acquisitions and investments; asset sales; capital expenditures; indebtedness; liens; and affiliate transactions. The facility also contains customary events of default, including with respect to a change of control.

Other Outstanding Debt

As of September 30, 2006, we had $500.0 million principal amount of 7 3/8% Senior Notes due 2014 outstanding. The notes provide for semiannual interest payments and contain provisions that limit our ability and the ability of our subsidiaries to enter into transactions with affiliates; pay dividends or make other restricted payments; incur debt or issue preferred stock; incur dividend or other payment restrictions affecting our subsidiaries; sell assets; engage in sale and leaseback transactions; create liens; and consolidate, merge or transfer all or substantially all of our assets. Many of these restrictions will terminate if the notes are rated investment grade by either Standard & Poor’s Rating Services or Moody’s Investor Service, Inc. and, in either case, the notes have a specified minimum rating by the other rating agency. We are required to offer to repurchase the notes in connection with specified change in control events that result in a ratings decline.

As of September 30, 2006, we had $300.0 million principal amount of 3 1/4% Convertible Senior Notes due 2033 outstanding. The notes provide for semiannual interest payments and for the payment of contingent interest during any six-month interest period commencing on or after May 1, 2008 for which the trading price of the notes for each of the five trading days immediately preceding such period equals or exceeds 120% of the principal amount of the notes. Beginning May 5, 2008, we may redeem any of the notes at a redemption price of 100% of the principal amount redeemed plus accrued and unpaid interest. In addition, noteholders may require us to repurchase the notes on May 1 of 2008, 2010, 2013, 2018, 2023 and 2028 at a repurchase price of 100% of the principal amount redeemed plus accrued and unpaid interest. We may elect to pay all or a portion of the repurchase price in common stock instead of cash, subject to certain conditions. The notes are convertible under specified circumstances into shares of our common stock at a conversion rate of 38.9045 shares per $1,000 principal amount of notes (which is equal to a conversion price of $25.704), subject to adjustment. Upon conversion, we will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and common stock.

Our drillship loan facility is collateralized by the two drillships, the Pride Africa and the Pride Angola, and the proceeds from the related drilling contracts. The drillship loan facility matures in September 2010 and amortizes quarterly. The drillship loan facility is non-recourse to us and the joint owner. The drillship loan bears interest at LIBOR plus 1.50%. As a condition of the loan, we maintain interest rate swap and cap agreements with the lenders. In accordance with the debt agreements, certain cash balances are held in trust to assure that timely interest and principal payments are made. As of September 30, 2006, $1.5 million of such cash balances, which amount is included in restricted cash, was held in trust and is not available for our use.

In February 1999, we completed the sale and leaseback of the Pride South America semisubmersible drilling rig with an unaffiliated leasing trust pursuant to which we received $97.0 million. We consolidate the leasing trust’s assets and liabilities, which comprise the Pride South America and the associated note payable. As of September 30, 2006, the carrying amount of the note payable was $63.9 million. The note payable is collateralized by the Pride South America. The note payable bears interest at 9.35% and requires quarterly interest payments. We have the right to prepay the semisubmersible loan in August 2007.

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

In 2005, we entered into five-year contracts for each of the Pride Portland and the Pride Rio de Janeiro to operate in Brazil. In order to obtain use of these semisubmersible drilling rigs, we entered into lease agreements with the joint venture company that require all revenues from the operations of the rigs, less operating costs and a management fee of $5,000 per day for each rig, to be paid to the joint venture companies in the form of lease payments. In addition, the agreements require the joint venture to provide us with working capital necessary to operate the rigs, to fund capital improvements to the rigs and to fund any cash deficits incurred. During the three months and nine months ended September 30, 2006, we incurred lease expenses payable to the joint venture company of $11.3 million and $35.0 million for the two rigs.

Additionally, during the nine months ended September 30, 2005, we recognized revenues from the joint venture company of $14.7 million for managing the rigs prior to the commencement of the drilling contracts. The amount of this revenue approximated the costs we incurred to provide such management.

In the event that the joint venture company does not generate sufficient funds from operations to finance its costs and its debt service obligations, the joint venture partners would, if they chose to maintain the joint venture, need to advance additional funds to the joint venture company since the joint venture company would have no alternative source of funds to allow it to make such payments. Principal and interest payments totaling $43.7 million are due in 2006. We advanced the joint venture company $0.9 million and $4.7 million during the three and nine months ended September 30, 2006 for our share of operating costs and debt service payments.

If the joint venture company failed to cover its debt service requirements or otherwise breached the MARAD financing documents in certain respects, a default would occur under the fixed rate notes guaranteed by MARAD. MARAD would then be entitled to foreclose on the mortgages related to the Pride Portland and the Pride Rio de Janeiro and take possession of the two rigs. In this event, the rigs may not be available for us to perform our obligations under the five-year contracts described above. As of September 30, 2006, our investment in the joint venture was approximately $73.1 million, including capitalized interest of $9.0 million.

We have entered into negotiations with our joint venture partner with respect to our acquiring the partner’s 70% interest in the joint venture and have executed a memorandum of agreement with the partner with respect to the transaction. The agreement and completion of the transaction are subject to a number of conditions and the negotiation of definitive documentation, which would include numerous terms that have not been agreed to by the parties. Accordingly, we may be unable to complete any such acquisition on terms we find acceptable or at all.

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

We expect our purchases of property and equipment for 2006 to be approximately $343 million, of which we spent $226.5 million during the nine months ended September 30, 2006. These purchases are expected to be used primarily for various rig upgrades in connection with new contracts as contracts expire during the year and other sustaining capital projects.

We anticipate making income tax payments of approximately $95 million to $105 million in 2006, of which we paid $67.9 million during the nine months ended September 30, 2006.

In addition, we may redeploy additional assets to more active regions if we have the opportunity to do so on attractive terms. We frequently bid for or negotiate with customers regarding multi-year contracts that could require significant capital expenditures and mobilization costs. We expect to fund project opportunities primarily through a combination of working capital, cash flow from operations and borrowings under our senior secured revolving credit facility.

We may review from time to time possible expansion and acquisition opportunities relating to our business segments, which may include the construction of rigs for our fleet and acquisitions of rigs, businesses and additional interests in our joint ventures. While we have no definitive agreements to acquire or construct additional rigs or to acquire any businesses or additional interests, suitable opportunities may arise in the future. Any determination to construct additional rigs for our fleet will be based on market conditions and opportunities existing at the time, including the availability of long-term contracts with sufficient dayrates and the relative costs of building new rigs with advanced capabilities compared with the costs of retrofitting or converting existing rigs to provide similar capabilities. The timing, size or success of any acquisition or construction effort and the associated potential capital commitments are unpredictable. We may fund all or part of any such efforts with proceeds from debt and/or equity issuances.

We consider from time to time opportunities to dispose of certain assets or groups of assets when we believe the capital could be more effectively deployed. During 2006, we received a total of $60.1 million from the sale of assets primarily from the sale of the Pride Rotterdam and four land rigs.

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

In addition to the matters described in this “— Liquidity and Capital Resources” section, please read “— Results of Operations — Segment Review” for additional matters that may have a material impact on our liquidity.

Contractual Obligations

As of September 30, 2006, we had $1,064.9 million of long-term debt outstanding. Although we do not expect that our level of total indebtedness will have a material adverse impact on our financial position, results of operations or liquidity in future periods, it may limit our flexibility in certain areas. Please read “Risk Factors — Our significant debt levels and debt agreement restrictions may limit our liquidity and flexibility in obtaining additional financing and in pursuing other business opportunities” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2005.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes.  FIN 48 will require companies to determine whether it is more-likely-than-not that a tax position taken or expected to be taken in a tax return will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If a tax position meets the more-likely-than-not recognition threshold, it is measured to determine the amount of benefit to recognize in the financial statements based on guidance provided in the interpretation. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the potential impact, if any, to our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires employers to recognize on their balance sheets the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans. SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits, and will require employers to recognize on their balance sheets the funded status of pension and postretirement benefit plans and will require fiscal year end measurements of plan assets and benefit obligations. SFAS No. 158 will not impact most of the measurement and disclosure guidance nor will it change the amounts recognized in the income statement as net periodic benefit cost. The recognition of the funded status of plans subject to SFAS No. 158 is effective as of December 31, 2006. The requirement to measure plan assets and benefit as of fiscal year end is effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact to our consolidated financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. In the course of the evaluation, management considered the material weakness in our internal control over financial reporting and other internal control matters described below. Based upon that evaluation, and due to the material weakness identified in our internal control over financial reporting that existed as of September 30, 2006, as described below, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as of September 30, 2006, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

In connection with the preparation of our annual report on Form 10-K for the year ended December 31, 2005, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005 as more fully described in Item 9A of our annual report. Based on that assessment, management identified a material weakness in our internal controls and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005 based on criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The material weakness identified was that we did not maintain a control environment in which our operations management effectively set a proper ethical tone within our operations organization to instill an attitude of compliance and control awareness. More specifically, these conditions resulted in an environment in which it is likely that certain members of our senior operations management either were aware, or should have been aware, that improper payments to foreign government officials were made or proposed to be made through collusion by company personnel and outside vendors to circumvent controls designed to prevent the misappropriation of assets. This material weakness results in more than a remote likelihood that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected.

As more fully described in Item 9A of our annual report, in 2006 we have continued to implement certain measures to improve our internal control over financial reporting and to remediate the material weakness described above, including the following:

•	we have placed certain members of our senior operations management on administrative leave pending the outcome of the ongoing audit committee investigation;

•	our former Chief Operating Officer resigned as Chief Operating Officer effective on May 31, 2006 and has elected to retire from the company, although he will remain an employee, but not an officer, during the pendency of the ongoing audit committee investigation to assist us with the investigation and to be available for consultation and to answer questions relating to our business; his retirement benefits will be subject to the determination by our Audit Committee or our Board of Directors that it does not have cause (as defined in his retirement agreement with us) to terminate his employment;

•	in September 2006, we hired a new Executive Vice President and Chief Operating Officer responsible for our worldwide offshore operations and Eastern Hemisphere land assets;

•	we have continued to enhance our training of management, including our operations managers, to emphasize further the importance of setting the proper tone within their organization to instill an attitude of integrity and control awareness and the use of a thorough and proper analysis of proposed transactions;

•	we now require that all of our bonus-eligible employees complete in-person and online training on the Foreign Corrupt Practices Act and our Code of Business Conduct and Ethical Practices as a prerequisite to receiving their bonuses for 2006;

•	we have required our management, including our operations managers, to reconfirm that they are not aware of any violations of law and confirm with greater specificity that they are not aware of any improper payments to foreign government officials made by us or on our behalf or any other violation of our Code of Business Conduct and Ethical Practices and to recertify their commitment to the Code;

•	we have established an executive compliance committee, consisting of our executive officers and other management-level employees who are responsible for supervising our antibribery compliance committee, our internal controls steering committee and our compliance efforts in general; and

•	we have established a separate position of, and appointed, a chief compliance officer, effective June 28, 2006.

Although we believe the actions described above have improved the control environment within our operations organization, many of these actions were implemented during the second and third quarters of 2006. As a result, they were not considered effective in remediating the material weakness as of September 30, 2006.

There were no other changes in our internal control over financial reporting that occurred during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in Note 12 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this quarterly report is incorporated by reference in response to this item.

Item 1A.  Risk Factors

For additional information about our risk factors, see Item 1A of our annual report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding our purchases of shares of our common stock on a monthly basis during the third quarter of 2006:

			Total Number of	Maximum
			Shares Purchased as	Number of
	Total Number of		Part of a Publicly	Shares That May Yet
	Shares	Average Price	Announced	Be Purchased
Period	Purchased(1)	Paid per Share	Plan(2)	Under the Plan(2)

July 1 - 31, 2006	1,823	$30.19	N/A	N/A
August 1 - 31, 2006	265	$26.11	N/A	N/A
September 1 - 30, 2006	—	—	N/A	N/A

Total	2,088	$29.67	N/A	N/A

(1)	Represents the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our stockholder-approved long-term incentive plan.

(2)	We did not have at any time during the quarter, and currently do not have, a share repurchase program in place.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held in Houston, Texas on August 10, 2006 for the purpose of voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation.

Stockholders approved the election of seven directors, each to serve for a one-year term, by the following votes:

Name	For	Withheld

David A.B. Brown	122,375,890	8,225,790
J.C. Burton	122,712,203	7,889,477
Archie W. Dunham	123,564,910	7,036,770
Francis S. Kalman	124,194,308	6,407,372
Ralph D. McBride	92,492,956	38,108,724
Louis A. Raspino	124,539,165	6,062,515
David B. Robson	122,712,375	7,889,305

Stockholders ratified the appointment of KPMG LLP as our independent registered public accounting firm for 2006 by the following vote:

For	130,345,240
Against	208,240
Abstain	48,199
Broker Non-Vote	—

Item 6.	Exhibits*

10.1	Form of Employee Restricted Stock Unit Award Agreement under the Pride International, Inc. 1998 Long-Term Incentive Plan.
10.2	Employment/Non-competition/Confidentiality Agreement between Pride and Rodney W. Eads effective as of September 18, 2006 (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on September 21, 2006, File No. 1-13289).
12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive and Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Pride and its subsidiaries are parties to several debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIDE INTERNATIONAL, INC.

By:	/s/ BRIAN C. VOEGELE
Brian C. Voegele
Senior Vice President and Chief Financial Officer

Date: November 2, 2006

By:	/s/ DOUGLAS G. SMITH
Douglas G. Smith
Vice President and Chief Accounting Officer

Date: November 2, 2006

INDEX TO EXHIBITS

10.1	Form of Employee Restricted Stock Unit Award Agreement under the Pride International, Inc. 1998 Long-Term Incentive Plan.
10.2	Employment/Non-competition/Confidentiality Agreement between Pride and Rodney W. Eads effective as of September 18, 2006 (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on September 21, 2006, File No. 1-13289).
12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive and Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.