Form 10-Q
period 2007-03-31
PRIDE INTERNATIONAL INC
filed 2007-05-08
CIK 833081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date.

Outstanding as of
April 30, 2007
Common Stock, par value $.01 per share	165,854,353

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Pride International, Inc.

Consolidated Balance Sheets
(In millions)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$69.7	$64.1
Trade receivables, net	569.6	505.0
Parts and supplies, net	75.2	75.3
Deferred income taxes	166.0	154.5
Prepaid expenses and other current assets	151.2	164.3

Total current assets	1,031.7	963.2
Property and equipment	5,907.7	5,808.4
Less: accumulated depreciation	1,885.3	1,808.3

Property and equipment, net	4,022.4	4,000.1

Goodwill	68.5	68.5
Other assets	69.9	65.7

Total assets	$5,192.5	$5,097.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$140.5	$91.9
Accounts payable	178.7	189.9
Accrued expenses and other current liabilities	410.9	388.3

Total current liabilities	730.1	670.1
Other long-term liabilities	172.4	196.9
Long-term debt, net of current portion	1,213.3	1,294.7
Deferred income taxes	306.9	273.6
Minority interest	29.3	28.3
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	1.7	1.7
Paid-in capital	1,841.8	1,817.9
Treasury stock, at cost	(9.2)	(8.0)
Retained earnings	902.3	819.0
Accumulated other comprehensive income	3.9	3.3

Total stockholders’ equity	2,740.5	2,633.9

Total liabilities and stockholders’ equity	$5,192.5	$5,097.5

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.

Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenues	$712.0	$566.9
Costs and expenses:
Operating costs, excluding depreciation and amortization	419.2	372.3
Depreciation and amortization	77.6	65.5
General and administrative, excluding depreciation and amortization	39.0	26.0
Gain on sales of assets, net	(0.5)	(26.7)

Earnings from operations	176.7	129.8
Interest expense	(20.7)	(19.7)
Interest income	0.7	0.8
Other income (expense), net	(3.0)	2.4

Income from continuing operations before income taxes and minority interest	153.7	113.3
Income taxes	(51.0)	(42.2)
Minority interest	(1.0)	(1.4)

Income from continuing operations	101.7	69.7
Income from discontinued operations, net of tax	—	0.8

Net income	$101.7	$70.5

Basic earnings per share:
Income from continuing operations	$0.62	$0.43
Income from discontinued operations	—	0.01

Net income	$0.62	$0.44

Diluted earnings per share:
Income from continuing operations	$0.58	$0.40
Income from discontinued operations	—	0.01

Net income	$0.58	$0.41

Shares used in per share calculations:
Basic	164.6	162.1
Diluted	177.8	176.4

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.

Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net income	$101.7	$70.5
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	77.6	65.5
Discount amortization on long-term debt	0.2	0.1
Amortization and write-offs of deferred financing costs	1.0	1.0
Amortization of deferred contract liabilities	(12.8)	(1.1)
Gain on sale of assets	(0.5)	(26.7)
Equity in earnings of affiliates	0.3	(0.2)
Deferred income taxes	20.0	25.5
Excess tax benefits from stock-based compensation	(1.9)	—
Minority interest	1.0	1.4
Stock-based compensation	6.0	2.9
Loss (gain) on mark-to-market of derivatives	1.0	(1.2)
Other non-cash items	—	3.0
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	(64.6)	(15.8)
Parts and supplies	0.1	(0.3)
Prepaid expenses and other current assets	8.3	3.4
Other assets	(5.0)	(1.2)
Accounts payable	(17.1)	(10.4)
Accrued expenses	(11.8)	(18.5)
Other liabilities	(3.1)	1.9
Increase (decrease) in deferred revenue	(15.3)	(6.4)
Decrease (increase) in deferred expense	7.2	12.4

Net cash flows from operating activities	92.3	105.8

Cash flows from investing activities:
Purchases of property and equipment	(67.6)	(46.0)
Proceeds from dispositions of property and equipment	0.5	51.9
Investments in and advances to affiliates	—	(0.9)

Net cash flows used in investing activities	(67.1)	5.0

Cash flows from financing activities:
Repayments of borrowings	(96.1)	(202.2)
Proceeds from debt borrowings	63.0	166.0
Debt finance costs	—	(0.1)
Decrease in restricted cash	0.8	—
Proceeds from exercise of stock options	8.7	18.9
Excess tax benefits from stock-based compensation	1.9	—
Proceeds from issuance of common stock	2.1	1.4

Net cash flows used in financing activities	(19.6)	(16.0)

Increase (decrease) in cash and cash equivalents	5.6	94.8
Cash and cash equivalents, beginning of year	64.1	45.1

Cash and cash equivalents, end of year	$69.7	$139.9

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 1.	GENERAL

Nature of Operations

Pride International, Inc. (“Pride,” “we,” “our,” or “us”) is a leading international provider of contract drilling and related services, operating both offshore and on land. We provide contract drilling services to oil and natural gas exploration and production companies through the operation and management of 63 offshore rigs and 213 land-based drilling and workover rigs.

Basis of Presentation

Our unaudited consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the presentation and disclosures herein are adequate to make the information not misleading. In the opinion of management, the unaudited consolidated financial information included herein reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for a full year or any other interim period.

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

Revenue Recognition

We adopted the provisions of Emerging Issues Task Force (“EITF”) on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). EITF Issue No. 06-3 requires disclosure of the accounting policy applied for any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. We record all taxes imposed directly on revenue-producing transactions on a net basis. The adoption of the EITF had no impact on our financial statements for any period.

Uncertain Tax Positions

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, we recognized approximately a $18.4 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. As of March 31, 2007, we have approximately $38.5 million of unrecognized tax benefits that if recognized would affect the effective tax rate.

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, we have approximately $7.0 million of accrued interest and penalties related to uncertain tax positions.

For jurisdictions other than the United States, tax years 1995 through 2006 remain open to examination by the major taxing jurisdictions. With regard to the United States, tax years 1999 through 2006 remain open to examination.

Pending Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the potential impact, if any, to our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure, on an instrument-by-instrument basis, financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We are currently evaluating whether to elect the option provided for by this standard. If elected, SFAS No. 159 would be effective for us as of January 1, 2008. We are currently evaluating the potential impact, if any, to our consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform with the current period presentation.

NOTE 2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2007	2006

Rigs and rig equipment	$5,641.4	$5,529.1
Transportation equipment	38.7	38.5
Buildings	46.5	46.3
Construction-in-progress	114.1	127.3
Land	8.9	8.8
Other	58.1	58.4

Property and equipment, cost	5,907.7	5,808.4
Accumulated depreciation and amortization	(1,885.3)	(1,808.3)

Property and equipment, net	$4,022.4	$4,000.1

During the first quarter of 2006, we sold the Pride Rotterdam for $53.2 million, resulting in a pre-tax gain on the sale of $25.3 million.

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

NOTE 3.	INDEBTEDNESS

Short-Term Borrowings

As of March 31, 2007, we had agreements with several banks for uncollateralized short-term lines of credit totaling $27.0 million (substantially all of which are uncommitted), primarily denominated in U.S. dollars. These facilities renew periodically and bear interest at variable rates based on LIBOR. As of March 31, 2007, $2.3 million was outstanding under these facilities and $24.7 million was available for borrowings.

Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2007	2006

Senior secured revolving credit facility	$43.0	$50.0
7 3/8% Senior Notes due 2014, net of unamortized discount of $2.1 million and $2.2 million, respectively	497.9	497.8
3 1/4% Convertible Senior Notes due 2033	300.0	300.0
Drillship loan facility due 2010, interest at LIBOR plus 1.5%	177.5	190.5
9.35% Semisubmersible loan	58.3	64.2
MARAD notes, net of unamortized fair value discount of $3.6 million and $3.8 million, respectively	277.1	284.1

Total debt	1,353.8	1,386.6
Less current portion of long-term debt	140.5	91.9

Long-term debt	$1,213.3	$1,294.7

Amounts drawn under the senior secured revolving credit facility bear interest at variable rates based on LIBOR plus a margin or prime rate plus a margin. The interest rate margin varies based on our leverage ratio. As of March 31, 2007, the weighted average interest rate on the senior secured revolving credit facility was 6.1%. As of March 31, 2007, there were also $19.2 million of letters of credit outstanding under the facility, and availability was $437.8 million.

In February 2007, we provided the lenders under the semisubmersible loan with irrevocable notice that we would prepay the loan in full in August 2007. As of March 31, 2007, the amount outstanding under the loan is classified as current portion of long-term debt.

NOTE 4.	FINANCIAL INSTRUMENTS

We are subject to the risk of variability in interest payments on our floating rate debt, which includes the senior secured revolving credit facility and the drillship loan facility at March 31, 2007. The drillship loan facility requires us to maintain interest rate swap and cap agreements.

As of March 31, 2007, we had not designated any of the interest rate swap and cap agreements as hedging instruments as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  Accordingly, the changes in fair value of the interest rate swap and cap agreements are recorded currently in earnings. The total aggregate fair value of the interest rate swap and cap agreements as of March 31, 2007 and December 31, 2006 was an asset of $3.0 million and $4.0 million, respectively.

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

NOTE 5.	INCOME TAXES

Our consolidated effective income tax rate for continuing operations for the three months ended March 31, 2007 was 33.2% compared with 37.3% for the three months ended March 31, 2006. The lower rate in 2007 was principally the result of higher profitability in lower tax jurisdictions.

NOTE 6.	EARNINGS PER SHARE

Basic earnings per share from continuing operations has been computed based on the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share from continuing operations have been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the applicable period, as if stock options, restricted stock awards and convertible notes were converted into common stock, after giving retroactive effect to the elimination of interest expense, net of income taxes.

The following table presents information necessary to calculate basic and diluted earnings per share from continuing operations:

	Three Months Ended
	March 31,
	2007	2006

Income from continuing operations	$101.7	$69.7
Interest expense on convertible notes	2.7	2.6
Income tax effect	(0.9)	(0.9)

Income from continuing operations, as adjusted	$103.5	$71.4

Weighted average shares of common stock outstanding	164.6	162.1
Convertible notes	11.7	11.7
Stock options	0.9	2.5
Restricted stock awards	0.6	0.1

Weighted average shares of common stock outstanding, as adjusted	177.8	176.4

Income from continuing operations per share
Basic	$0.62	$0.43
Diluted	$0.58	$0.40

The calculation of diluted weighted average shares outstanding, as adjusted, for the three months ended March 31, 2007 and 2006 excludes 1.2 million and less than 0.1 million shares of common stock, respectively, issuable pursuant to convertible debt, and 0.2 million and 0.5 million shares of common stock, respectively, issuable pursuant to outstanding stock options. These shares were excluded from the calculation because their effect was antidilutive or the exercise price of the stock options exceeded the average market price of our common stock for the applicable period.

NOTE 7.	EMPLOYEE STOCK PLANS

Our employee stock-based compensation plans provide for the granting or awarding of stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards and cash awards to directors, officers and other key employees.

For the three months ended March 31, 2007, we granted approximately 588,000 stock options at a weighted average exercise price of $28.64. The weighted average fair value per share of these stock-based awards estimated on the date of grant using the Black-Scholes option pricing model was $11.73. During the three months ended

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

March 31, 2007, we also granted approximately 887,000 restricted stock awards with a weighted average grant-date fair value per share of $28.64. There were no significant changes in the weighted average assumptions used to calculate the Black-Scholes fair value of stock-based awards granted during the three months ended March 31, 2007 from those used in 2006 as reported in Note 10 of our Annual Report on Form 10-K for the year ended December 31, 2006.

For the three months ended March 31, 2007, we received cash from the exercise of stock options of $8.7 million. As of March 31, 2007, there was $12.9 million of total stock option compensation expense related to nonvested stock options not yet recognized, which is expected to be recognized over a weighted average period of 2.7 years.

As a result of a change in our procedures in the fourth quarter 2006 that permitted officers to withhold amounts above the statutory minimum with respect to federal income tax withholding, a number of restricted stock awards were reclassified from equity to liability awards under SFAS No. 123(R), Share-Based Payment. We reclassified $4.0 million from stockholders’ equity and accrued a total of $5.2 million for the fair value of the share-based payment liabilities at December 31, 2006. On February 15, 2007, we further amended our procedures, which resulted in the reclassification of the affected restricted stock awards back to equity classified awards. This modification did not result in any material incremental compensation cost and resulted in the reclassification of the full amount of the recorded liability to equity in the first quarter of 2007.

NOTE 8.	DISCONTINUED OPERATIONS

In 2001 and 2002, our Technical Services group entered into fixed-fee contracts to design, engineer, manage construction of and commission four deepwater platform drilling rigs for installation on spars and tension leg platforms. In 2004, we discontinued this business and do not currently intend to enter into additional business of this nature. Accordingly, we have reported our fixed-fee rig construction business as discontinued operations on our consolidated statements of operations. Income from discontinued operations for the three months ended March 31, 2006 was approximately $800,000. There was no income or loss from discontinued operations for the three months ended March 31, 2007. Activity on discontinued operations consisted primarily of resolving commercial disputes and warranty items.

NOTE 9.	COMMITMENTS AND CONTINGENCIES

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

The investigation, which is continuing, has found evidence suggesting that payments, which may violate the U.S. Foreign Corrupt Practices Act, were made to government officials in Venezuela and Mexico aggregating less than $1 million. The evidence to date regarding these payments suggests that payments were made beginning in early 2003 through 2005 (a) to vendors with the intent that they would be transferred to government officials for the purpose of extending drilling contracts for two jackup rigs and one semisubmersible rig operating offshore Venezuela; and (b) to one or more government officials, or to vendors with the intent that they would be transferred to government officials, for the purpose of collecting payment for work completed in connection with offshore drilling contracts in Venezuela. In addition, the evidence suggests that other payments were made beginning in 2002 through early 2006 (a) to one or more government officials in Mexico in connection with the clearing of a jackup rig and equipment through customs, the movement of personnel through immigration or the acceptance of a jackup rig

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

under a drilling contract; and (b) with respect to the potentially improper entertainment of government officials in Mexico.

The Audit Committee, through independent outside counsel, has undertaken a review of our compliance with the FCPA in certain of our other international operations. This review has found evidence suggesting that during the period from 2002 through 2005 payments were made to government officials in Saudi Arabia, Kazakhstan and Brazil in connection with clearing rigs or equipment through customs or resolving outstanding customs issues in those countries. In addition, this review has recently found evidence suggesting that in 2003 payments were made to one or more third parties with the intent that they would be transferred to a government official in India for the purpose of resolving a customs dispute related to the importation of one of our jackup rigs. The evidence suggests that the aggregate amount of payments referred to in this paragraph is approximately $1 million.

The investigation of the matters related to Saudi Arabia, Kazakhstan, Brazil and India and the Audit Committee’s compliance review are ongoing. Accordingly, there can be no assurances that evidence of additional potential FCPA violations may not be uncovered in those or other countries.

Our management and the Audit Committee of our Board of Directors believe it likely that members of our senior operations management either were aware, or should have been aware, that improper payments to foreign government officials were made or proposed to be made. Our former Chief Operating Officer resigned as Chief Operating Officer effective on May 31, 2006 and has elected to retire from the company, although he will remain an employee, but not an officer, during the pendency of the investigation to assist us with the investigation and to be available for consultation and to answer questions relating to our business. His retirement benefits will be subject to the determination by our Audit Committee or our Board of Directors that it does not have cause (as defined in his retirement agreement with us) to terminate his employment. On December 1, 2006, our Vice President — Western Hemisphere Operations resigned. On December 2, 2006, our former Country Manager in Venezuela and Mexico was terminated. We have taken and will continue to take disciplinary actions where appropriate and various other corrective action to reinforce our commitment to conducting our business ethically and legally and to instill in our employees our expectation that they uphold the highest levels of honesty, integrity, ethical standards and compliance with the law. For additional information, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — FCPA Investigation” in Item 7 of our annual report on Form 10-K for the year ended December 31, 2006.

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

We could also face fines, sanctions and other penalties from authorities in the relevant foreign jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of rigs or other assets. Our customers in those jurisdictions could seek to impose penalties or take other actions adverse to our interests. In addition, disclosure of the subject matter of the investigation could adversely affect our reputation and our ability to obtain new business or retain existing business from our current clients and

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

potential clients, to attract and retain employees and to access the capital markets. No amounts have been accrued related to any potential fines, sanctions or other penalties, which could be material individually or in the aggregate.

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

We filed counterclaims against Mr. Bragg related to his non-competition claim seeking a declaratory judgment that the non-competition provisions of his employment agreement are enforceable and restitution of certain amounts paid to Mr. Bragg should there be a finding that the non-competition provisions of his employment agreement are unenforceable. We also filed counterclaims against Mr. Bragg related to his claims for breach of contract claiming, among other things, (i) breach of fiduciary duty seeking disgorgement of certain amounts previously paid to Mr. Bragg stemming from actions that may have been taken by Mr. Bragg relating to his employment compensation claims, (ii) declaratory judgment that we did not breach his contract and (iii) breach of contract.

On October 25, 2006, the trial court granted summary judgment in our favor dismissing Mr. Bragg’s breach of contract claims for damages related to an alleged breach of written and oral employment agreements. On December 20, 2006, the trial court granted summary judgment against us on our counterclaim for breach of fiduciary duty. On January 23, 2007, Mr. Bragg dismissed, without prejudice, his declaratory judgment claim related to his covenant not to compete. We, in turn, dismissed, without prejudice, our related covenant not to compete declaratory judgment counterclaims. We also dismissed our remaining counterclaims, without prejudice, and obtained a tolling agreement allowing us to resuscitate these counterclaims at a later date if we so choose.

The trial court issued a final judgment on February 28, 2007 rendering the court’s prior rulings final and appealable. We have filed an appeal contesting the trial court’s dismissal of our breach of fiduciary duty

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

counterclaim. Mr. Bragg likewise has filed an appeal contesting the trial court’s dismissal of his breach of contract claims. We intend on appeal to defend ourselves vigorously against Mr. Bragg’s claims and to pursue diligently our counterclaims. Based on the information available to us at this time, we do not expect the outcome of this lawsuit to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of this lawsuit.

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

NOTE 10.	SEGMENT AND RELATED INFORMATION

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

	Three Months Ended
	March 31,
	2007	2006

Revenues:
Offshore	$461.1	$368.9
Latin America Land	172.7	135.9
E&P Services	48.3	38.9
Other	29.9	23.2
Corporate	—	—

Total	$712.0	$566.9

Earnings from operations:
Offshore	$171.6	$126.2
Latin America Land	30.7	22.5
E&P Services	6.5	3.9
Other	2.3	2.9
Corporate	(34.4)	(25.7)

Total	$176.7	$129.8

For the three months ended March 31, 2007, Petroleo Brasileiro S.A. (“Petrobras”), a customer of our Offshore, Latin America Land and E&P Services segments, accounted for approximately 16% of consolidated revenues and Petroleos Mexicanos S.A., a customer of our Offshore and Latin America Land segments, accounted for approximately 12% of consolidated revenues. For the three months ended March 31, 2006, Petrobras accounted for approximately 17% of consolidated revenues.

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

For the three months ended March 31, 2007, we derived 85% of our revenues from countries outside of the United States. As a result, we are exposed to the risk of changes in social, political and economic conditions inherent in foreign operations.

NOTE 11.	COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. The components of our comprehensive income are as follows:

	Three Months Ended
	March 31,
	2007	2006

Net Income	$101.7	$70.5
Foreign currency translation adjustments	0.6	1.3

Total Comprehensive Income	$102.3	$71.8

NOTE 12.	OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and non-cash transactions were as follows:

	Three Months Ended
	March 31,
	2007	2006

Cash paid for:
Interest	$27.0	$25.6
Income taxes	24.5	15.1
Change in capital expenditures in accounts payable	5.9	(0.3)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2006. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.

Overview

We provide contract drilling and related services to oil and natural gas companies worldwide, operating both offshore and on land. As of April 30, 2007, we operated a global fleet of 276 rigs, consisting of two deepwater drillships, 12 semisubmersible rigs, 28 jackup rigs, 16 tender-assisted, barge and platform rigs, five managed rigs, and 213 land-based drilling and workover rigs. Our customers include the major integrated oil and natural gas companies, independent oil and natural gas companies and state-owned national oil companies. Our competitors range from large international companies offering a wide range of drilling and other oilfield services to smaller, locally owned companies.

We operate through three principal reportable segments: Offshore, Latin America Land, and E&P Services. Our Offshore segment includes all of our offshore drilling fleet and operations. Our Latin America Land segment includes all of our land-based drilling and workover services in Latin America. Our E&P Services segment includes our exploration and production services business in Latin America.

The markets for our drilling, workover and related E&P services are highly cyclical. Our operating results are significantly affected by the level of energy industry spending for the exploration and development of oil and natural gas reserves. Oil and natural gas companies’ exploration and development drilling programs drive the demand for drilling and related services. These drilling programs are affected by oil and natural gas companies’ expectations about oil and natural gas prices, anticipated production levels, demand for crude oil and natural gas products, government regulations and many other factors. Oil and natural gas prices are volatile, which has historically led to significant fluctuations in expenditures by our customers for oil and natural gas drilling and related services. Variations in market conditions during the cycle impact us in different ways depending primarily on the length of drilling contracts in different regions. Contracts in the U.S. Gulf of Mexico, for example, tend to be short-term, so a deterioration or improvement in market conditions tends to impact our operations quickly. Contracts in international offshore markets tend to be longer term due to rig availability, mobilization costs and technical requirements. Accordingly, short-term changes in market conditions in these markets may have little or no short-term impact on our revenues and cash flows from those operations unless the market changes occur during a period when we are attempting to renew a number of those contracts.

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

The investigation, which is continuing, has found evidence suggesting that payments, which may violate the U.S. Foreign Corrupt Practices Act, were made to government officials in Venezuela and Mexico aggregating less than $1 million. The evidence to date regarding these payments suggests that payments were made beginning in early 2003 through 2005 (a) to vendors with the intent that they would be transferred to government officials for the purpose of extending drilling contracts for two jackup rigs and one semisubmersible rig operating offshore Venezuela; and (b) to one or more government officials, or to vendors with the intent that they would be transferred to government officials, for the purpose of collecting payment for work completed in connection with offshore drilling contracts in Venezuela. In addition, the evidence suggests that other payments were made beginning in 2002 through early 2006 (a) to one or more government officials in Mexico in connection with the clearing of a jackup rig and equipment through customs, the movement of personnel through immigration or the acceptance of a jackup rig under a drilling contract; and (b) with respect to the potentially improper entertainment of government officials in Mexico.

The Audit Committee, through independent outside counsel, has undertaken a review of our compliance with the FCPA in certain of our other international operations. This review has found evidence suggesting that during the period from 2002 through 2005 payments were made to government officials in Saudi Arabia, Kazakhstan and Brazil in connection with clearing rigs or equipment through customs or resolving outstanding customs issues in those countries. In addition, this review has recently found evidence suggesting that in 2003 payments were made to one or more third parties with the intent that they would be transferred to a government official in India for the purpose of resolving a customs dispute related to the importation of one of our jackup rigs. The evidence suggests that the aggregate amount of payments referred to in this paragraph is approximately $1 million.

The investigation of the matters related to Saudi Arabia, Kazakhstan, Brazil and India and the Audit Committee’s compliance review are ongoing. Accordingly, there can be no assurances that evidence of additional potential FCPA violations may not be uncovered in those or other countries.

Our management and the Audit Committee of our Board of Directors believe it likely that members of our senior operations management either were aware, or should have been aware, that improper payments to foreign government officials were made or proposed to be made. Our former Chief Operating Officer resigned as Chief Operating Officer effective on May 31, 2006 and has elected to retire from the company, although he will remain an employee, but not an officer, during the pendency of the investigation to assist us with the investigation and to be available for consultation and to answer questions relating to our business. His retirement benefits will be subject to the determination by our Audit Committee or our Board of Directors that it does not have cause (as defined in his retirement agreement with us) to terminate his employment. On December 1, 2006, our Vice President — Western Hemisphere Operations resigned. On December 2, 2006, our former Country Manager in Venezuela and Mexico was terminated. We have taken and will continue to take disciplinary actions where appropriate and various other corrective action to reinforce our commitment to conducting our business ethically and legally and to instill in our employees our expectation that they uphold the highest levels of honesty, integrity, ethical standards and compliance with the law. For additional information, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — FCPA Investigation” in Item 7 of our annual report on Form 10-K for the year ended December 31, 2006.

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

We could also face fines, sanctions and other penalties from authorities in the relevant foreign jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of rigs or other assets. Our customers in those jurisdictions could seek to impose penalties or take other actions adverse to our interests. In addition, disclosure of the subject matter of the investigation could adversely affect our reputation and our ability to obtain new business or retain existing business from our current clients and potential clients, to attract and retain employees and to access the capital markets. No amounts have been accrued related to any potential fines, sanctions or other penalties, which could be material individually or in the aggregate.

We cannot currently predict what, if any, actions may be taken by the DOJ, the SEC, the applicable government or other authorities or our customers or the effect the actions may have on our results of operations, financial condition or cash flows, on our consolidated financial statements or on our business in the countries at issue and other jurisdictions.

Business Outlook

Expectations about future oil prices have historically been a key driver for drilling demand; however, the availability of quality drilling prospects, exploration success, relative production costs, the stage of reservoir development and political and regulatory environments also affect our customers’ drilling programs. We expect global demand for contract drilling services to remain strong, driven by increasing worldwide energy demand and demand for oil and natural gas, an increased focus by oil and natural gas companies on offshore prospects and increased global participation by national oil companies.

Our deepwater fleet, which consists of our drillships and our semisubmersibles operating in water depths greater than 4,500 feet, currently operates in West Africa, Brazil and Egypt, and is fully contracted through mid-2008, with most of our fleet contracted into 2010. In November 2006, we were awarded five-year contract extensions beginning in 2008 for the Pride Brazil and the Pride Carlos Walter and a three-year contract extension for the Pride North America, each at substantially higher dayrates. The Pride South Pacific commenced a two-year contract at a dayrate three times the prior contract rate at the end of March 2007. Our average dayrate for our deepwater fleet is not expected to change materially, other than as a result of cost escalation protection, until we begin operating under new contracts. We believe that long-term market conditions for deepwater drilling services are favorable and that demand for deepwater rigs will continue to exceed supply for the next several years. We believe that favorable commodity prices for oil, geological successes in exploratory markets and, in general, more favorable political conditions will continue to encourage the development of new projects by exploration and production companies on a number of major discoveries. In addition, we believe that the need for deepwater rigs will continue to grow for existing offshore development projects in West Africa, the Gulf of Mexico and Brazil.

Prospects for our midwater fleet, which consists of our semisubmersibles operating in water depths from 1,000 feet to 4,500 feet and which currently operates in Africa, Brazil, the Mediterranean Sea and Mexico, continue to be robust with most of our fleet contracted through the end of 2007. At present, increasing demand and limited availability of rigs continues to drive dayrates higher. Contracts for midwater rigs tend to be shorter in duration than contracts for deepwater rigs with one to three years as the typical length. We believe increasing demand, a limited ability to increase rig supply in the short term and excess demand for rigs will result in favorable market conditions through 2008. The Pride South America, Pride South Seas and Pride South Atlantic commenced new contracts at higher dayrates in 2007, and we expect our average dayrates for our midwater fleet to continue to improve during 2007. We expect that the higher revenues in 2007 will be partially offset in the midwater fleet’s operating results as three of our rigs are scheduled to be out-of-service for planned regulatory inspection and maintenance.

We expect the outlook for the international jackup market to continue to remain strong due to the current jackup rig supply shortage. Demand for jackup rigs in international markets continues to be strong and average dayrates remain high with longer term contracts. However, we continue to monitor the potential effect of the addition of approximately 65 newbuild jackups to the global market, which have scheduled delivery dates from 2007 through 2010. The addition of rig capacity to the market could have an adverse impact on our utilization and dayrates, particularly in international markets. The dayrate environment in the U.S. Gulf of Mexico has been under pressure from lower demand for rigs and high natural gas storage levels. Contracts for our U.S. Gulf of Mexico jackup fleet tend to be for shorter periods as compared to international jackup contracts and, in certain cases, are indexed to market rates for similar rigs. We anticipate that the market could strengthen in late 2007 or early 2008 as several rigs owned by our competitors are expected to leave the Gulf of Mexico for international markets and the demand for additional offshore rigs in Mexico is expected to increase. Improvement in dayrates will largely depend upon natural gas prices, increased activity levels, the impact of the 2007 hurricane season on our customers’ drilling programs, and the number and timing of rigs moving from the U.S. Gulf of Mexico to Mexico and other international markets. The Pride Tennessee completed its shipyard upgrade in February 2007 and is contracted through July 2009 in Mexico. In April 2007, we announced one-year contracts for the Pride Alabama, the Pride Colorado and the Pride Mississippi mat-supported rigs for work in the Mexican waters of the Gulf of Mexico. The Pride Mississippi is scheduled to leave the U.S. Gulf of Mexico in August 2007 and the Pride Alabama and the Pride Colorado contracts will begin in May 2007 and July 2007, respectively, in direct continuation of existing contract commitments. We plan to initiate scheduled maintenance and upgrade projects in 2007 for 14 rigs, as compared to 13 rigs that were initiated for maintenance and upgrade projects in 2006. Following the completion of these projects, we expect the number of projects to decline significantly in 2008. The ability to complete the projects on a timely basis could have a significant impact on 2007 results.

In the first quarter of 2007, we experienced high levels of activity for our Latin America Land and E&P Services operations, which resulted in higher pricing and an increase in total days worked. The market outlook for Argentina and Colombia remains favorable as economic growth continues to stimulate increased demand for oil and natural gas. We currently believe that market conditions in Venezuela will permit us to recover the additional cost associated with recently enacted social programs and do not believe our operations will be materially impacted.

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

Increased activity in the oilfield services industry is increasing competition for experienced oilfield workers resulting in higher labor costs and training costs. The increased activity has also increased demand for oilfield equipment and spare parts and, coupled with the consolidation of equipment suppliers, has resulted in longer order lead times to obtain critical spares and higher repair and maintenance costs and increased out-of-service time for repair and upgrade projects. A number of our rigs will be in the shipyard or undergoing repairs during 2007 and may be subject to repair delays. In addition, as a result of significant insurance losses incurred by the drilling industry during the 2004 and 2005 hurricane seasons, our insurance costs increased significantly when our policies renewed in July 2006. However, due to higher dayrates, we expect our growth in revenues to continue to outpace our cost increases throughout 2007.

Segment Review

We operate our business in three principal reportable segments: Offshore, which comprises our offshore drilling activity, currently in Africa, Brazil, the Mediterranean Sea, the Middle East, Southeast Asia, and the Gulf of Mexico; Latin America Land, which comprises our land-based drilling and workover services in Latin America, currently in Argentina, Venezuela, Colombia, Bolivia, and Mexico; and E&P Services, which includes exploration and production services in Latin America. “Other” includes revenues and cost for land-based drilling and workover operations outside of Latin America (currently Chad, Kazakhstan and Pakistan), labor contracts and engineering and management consulting services.

The following table presents selected consolidated financial information by reporting segment:

	Three Months Ended
	March 31,
	2007	2006

Revenues:
Offshore	$461.1	$368.9
Latin America Land	172.7	135.9
E&P Services	48.3	38.9
Other	29.9	23.2
Corporate	—	—

Total	712.0	566.9

Earnings from operations:
Offshore	171.6	126.2
Latin America Land	30.7	22.5
E&P Services	6.5	3.9
Other	2.3	2.9
Corporate	(34.4)	(25.7)

Total	176.7	129.8

Offshore

We have provided below additional information based on the service capabilities of our offshore fleet. We consider our drillships and our semisubmersible rigs operating in water depths greater than 4,500 feet as deepwater and our semisubmersible rigs operating in water depths from 1,000 feet to 4,500 feet as midwater. Our jackups operate in water depths up to 300 feet. As of April 30, 2007, our Offshore segment comprised two deepwater drillships, 12 semisubmersible rigs, 28 jackup rigs, 10 platform rigs, three tender-assisted rigs, three barge rigs, and five deepwater rigs managed for other parties. The following table summarizes our revenue and earnings from operations by type of offshore rig in our fleet:

	For the Three Months Ended
	March 31,
	2007	2006

Revenues:
Deepwater	$138.1	$113.0
Midwater	80.2	41.1
Jackups	182.6	150.1
Other	60.2	64.7

Total	$461.1	$368.9

Earnings from operations:
Deepwater	$53.0	$32.5
Midwater	32.7	4.7
Jackups	78.8	84.7
Other	7.1	4.3

Total	$171.6	$126.2

The following table summarizes our average daily revenues and percentage utilization by type of offshore rig in our fleet:

	For the Three Months Ended March 31,
	2007		2006
	Average Daily		Average Daily
	Revenues(1)	Utilization(2)	Revenues(1)	Utilization(2)

Deepwater	$195,400	98%	$178,000	88%
Midwater	$150,000	99%	$85,700	89%
Jackups	$90,700	80%	$65,100	95%
Other	$45,500	71%	$42,900	80%

(1)	Average daily revenues are based on total revenues for each type of rig divided by actual days worked by all rigs of that type. Average daily revenues will differ from average contract dayrate due to billing adjustments for any non-productive time, mobilization fees, demobilization fees, performance bonuses and charges to the customer for ancillary services.

(2)	Utilization is calculated as the total days worked divided by the total days in the period.

Deepwater

Revenues increased $25.1 million, or 22%, for the three months ended March 31, 2007 over the comparable period in 2006. This improvement is due to an increase in actual days worked in 2007 as compared to the same period in 2006 primarily due higher utilization from the Pride North America and the Pride Brazil, which had non-revenue maintenance and repair downtime in 2006, and an increase in revenue from the non-cash amortization of deferred revenue related to the Pride Portland and the Pride Rio de Janeiro. Average daily revenues for the three months ended March 31, 2007 increased 10% over the comparable period in 2006 due to the amortization of deferred contract revenues. Earnings from operations increased $20.5 million, or 63%, for the three months ended March 31, 2007 over the comparable period in 2006 due to amortization of deferred revenues and higher utilization primarily from the Pride North America. In March 2007, the Pride South Pacific, working offshore West Africa, began its new contract at dayrates three times higher than its previous contract. In November 2006, the Pride Brazil and the Pride Carlos Walter were awarded contract extensions beginning in mid-2008 through 2013 at dayrates approximately 80% higher than current rates. Utilization remains high, as our deepwater fleet is fully contracted through mid-2008; as a result, we would benefit from increasing dayrates for deepwater rigs only when our deepwater fleet can operate under new contracts.

Midwater

Revenues increased $39.1 million, or 95%, for the three months ended March 31, 2007 over the comparable period in 2006. The increase is due to higher dayrates for several rigs, in addition to an 11% increase in actual days worked for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Average daily revenue for the three months ended March 31, 2007 increased 75% over the comparable period in 2006 as a result of the Pride Venezuela, Pride South Atlantic and Pride South Seas commencing new contracts with substantially higher dayrates. Earnings from operations increased $28.0 million, or 596%, for the three months ended March 31, 2007 over the comparable period in 2006 due to these higher dayrates. The Pride South America began working under a new contract in February 2007 at substantially higher dayrates. The Pride Mexico, the Pride South America and the Pride South Seas are scheduled for maintenance and inspection projects in May 2007, August 2007 and October 2007, respectively, and are expected to be out of service for 150 days, 75 days and 100 days, respectively.

Jackups

Revenues increased $32.5 million, or 22%, for the three months ended March 31, 2007 over the comparable period in 2006. The increase is due to higher dayrates partially offset by a decline in utilization, particularly in the U.S. Gulf of Mexico. Average daily revenue for our jackup fleet for three months ended March 31, 2007 increased

39% over the same period in 2006. Earnings from operations decreased $5.9 million, or 7%, for the three months ended March 31, 2007 over the comparable period in 2006 due to a decrease in days worked, as well as a $25.3 million gain on the sale of the Pride Rotterdam in 2006, partially offset by higher dayrates in 2007. Our jackup fleet has benefited from higher dayrates due to strong worldwide drilling demand. The Pride Hawaii completed shipyard maintenance and inspection during the quarter and is mobilizing to India to operate under a contract that expires in April 2010. The Pride Tennessee completed its life enhancement project in February 2007 and began a contract in March 2007 that runs through August 2009. The Pride Wisconsin completed its scheduled maintenance project and began a two-year contract with a dayrate substantially higher than its previous contract. The Pride New Mexico is expected to remain in the shipyard until July 2007. We have two other jackups currently in the shipyard for maintenance and regulatory inspection projects. We have another four jackups scheduled for maintenance and regulatory inspection projects for the remainder of 2007.

Other Offshore

Revenues decreased $4.5 million, or 7%, for the three months ended March 31, 2007 over the comparable period in 2006. Lower revenues for the current quarter compared with the prior-year quarter is primarily a result of the completion of management contracts for the GP19 and the GP20 during 2006 and decreased utilization of the Bintang Kalimantan, partially offset by higher platform rig revenues. Average daily revenue for our tender-assisted barges and other offshore assets for the three months ended March 31, 2007 increased 6% over the comparable period in 2006. The increase in average daily revenue is primarily due primarily to higher dayrates for platform rigs in the U.S. Gulf of Mexico. Earnings from operations for this segment also increased $2.8 million, or 65%, due to higher dayrates for platform rigs. The Alligator, Pride Ivory Coast and Barracuda are currently working in West Africa under contracts that expire in June 2007, April 2008, and December 2007, respectively. We also provide drilling management services for five deepwater platform drilling rigs, consisting of two tension leg platforms, two spar units and a semisubmersible rig, under management contracts that expire between 2008 and 2010.

Latin America Land

As of April 30, 2007, our Latin America Land segment comprised 206 land drilling and workover rigs, of which 97% were contracted. The following table summarizes our average daily revenues and the number of days worked by rig-type in our Latin America Land fleet:

	For the Three Months Ended March 31,
	2007		2006
	Average Daily	Days	Average Daily	Days
	Revenues(1)	Worked(2)	Revenues(1)	Worked(2)

Drilling	$16,500	5,775	$14,300	5,502
Workover	$7,000	11,107	$5,500	10,440

(1)	Average daily revenues are based on total revenues for each type of rig divided by actual days worked by all rigs of that type.

(2)	Days worked is calculated as the total days worked by all rigs of each type during the period.

Revenues increased $36.8 million, or 27%, for the three months ended March 31, 2007 over the comparable period in 2006. Average daily revenues for our Latin America Land drilling fleet for the three months ended March 31, 2007 increased by approximately 15% over the comparable period in 2006. The increase in revenues and average daily revenues is due to dayrate increases in Argentina and the additional revenues from the drilling rig mobilized from Kazakhstan to Colombia in September 2006. The contract is at a rate substantially above our average daily rate in Latin America in 2006. Average daily revenue for our Latin America Land workover fleet for the three months ended March 31, 2007 increased by approximately 27% over the comparable period in 2006 due in part to the disposition of the drilling rigs in Brazil in March 2006, which had operated at substantially lower daily rates and the strong daily rate increases in Argentina and Colombia with moderate daily rate increases in Venezuela. The number of days worked and average daily revenue fluctuate for workover rigs from period to period based on the location and nature of the wells being worked.

Earnings from operations for our Latin America Land segment increased $8.2 million, or 36%, for the three months ended March 31, 2007 over the comparable period in 2006 primarily due to higher dayrates earned in Argentina and Colombia partially offset by decreased activity in Bolivia and higher operating costs in Venezuela.

E&P Services

We currently provide E&P services in Argentina, Bolivia, Brazil, Ecuador, Peru and Venezuela, consisting primarily of pressure pumping services, integrated services and other exploration and production services.

Revenues of our E&P Services segment for the three months ended March 31, 2007 increased $9.4 million, or 24%, over the comparable period in 2006 primarily due to increased revenue from pressure pumping and integrated services in the South and West regions of Argentina partially offset by downtime resulting from the mobilization of equipment located in Colombia to Venezuela and Argentina, which provide higher margin business, during the three months ended March 31, 2006. Earnings from operations increased $2.6 million, or 67%, for the three months ended March 31, 2007 over the comparable period in 2006 primarily due to increased revenues in Argentina.

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

The following table presents selected consolidated financial information:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)

Revenues	$712.0	$566.9
Operating costs, excluding depreciation and amortization	419.2	372.3
Depreciation and amortization	77.6	65.5
General and administrative, excluding depreciation and amortization	39.0	26.0
Gain on sales of assets, net	(0.5)	(26.7)

Earnings from operations	176.7	129.8
Interest expense	(20.7)	(19.7)
Interest income	0.7	0.8
Other income (expense), net	(3.0)	2.4

Income from continuing operations before income taxes and minority Interest	153.7	113.3
Income taxes	(51.0)	(42.2)
Minority interest	(1.0)	(1.4)

Income from continuing operations	$101.7	$69.7

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues.  Revenues for the three months ended March 31, 2007 increased $145.1 million, or 26%, compared with the three months ended March 31, 2006. All segments experienced increased revenues as demand for drilling and related services continued to increase. Offshore revenues increased $92.2 million due to overall higher average daily revenues, particularly with respect to our Gulf of Mexico jackup fleet, higher utilization for the Pride North America, the Pride Brazil and Pride North Seas, higher dayrates for the Pride Venezuela and Pride South Atlantic, and $11.8 million of additional revenues from the Pride Portland and the Pride Rio de Janeiro due to the non-cash amortization of deferred revenue related to unfavorable market rate contracts assumed from our purchase of the remaining interests in those drilling rigs in November 2006. Latin America Land revenues increased $36.9 million primarily due to price increases for drilling and workover services in Argentina and Colombia.

Operating Costs.  Operating costs for the three months ended March 31, 2007 increased $46.9 million, or 13%, compared with the three months ended March 31, 2006 primarily due to higher labor costs and higher repair and maintenance costs. Operating costs as a percentage of revenues were 59% and 66% for the three months ended March 31, 2007 and 2006, respectively. The decrease as a percentage of revenue was primarily driven by the increase in dayrates.

Depreciation and Amortization.  Depreciation expense for the three months ended March 31, 2007 increased $12.1 million, or 18%, compared with the three months ended March 31, 2006. This increase relates primarily to the addition of the Pride Portland and Pride Rio de Janeiro in November 2006 and the completion of a number of capitalized shipyard projects during 2006.

General and Administrative.  General and administrative expenses for the three months ended March 31, 2007 increased $13.0 million, or 50%, compared with the three months ended March 31, 2006 primarily due to an increase of $5.0 million of expenses related to the ongoing investigation described under “— FCPA Investigation” above, a $2.0 million increase in compensation costs due to stock-based compensation and executive severance, and approximately $1.6 million of reorganization costs relating to possible divestiture of the Latin America Land and E&P Services segments.

Gain on Sales of Assets, Net.  We had net gains on sales of assets, primarily scrap equipment, of $0.5 million for the three months ended March 31, 2007. We had net gains on sales of assets of $26.7 million for the three months ended March 31, 2006 primarily due to the sale of the Pride Rotterdam and four land rigs.

Interest Expense.  Interest expense for the three months ended March 31, 2007 increased by $1.0 million, or 5%, compared with the three months ended March 31, 2006 primarily due to the $284 million of debt that was acquired as part of our acquisition of the remaining 70% interest in the former joint venture entity that owns the Pride Portland and Pride Rio de Janeiro in November 2006.

Other Income (Expense), Net.  Other income (expense), net for the three months ended March 31, 2007 was an expense of $3.0 million compared with income of $2.4 million for the three months ended March 31, 2006 primarily due to a $1.7 million foreign exchange loss for the three months ended March 31, 2007 as compared to a $1.0 million gain for the same period in 2006, a $1.0 million loss for the three months ended March 31, 2007 for mark-to-market adjustments and cash settlements on interest rate swap and cap agreements as compared to a $1.2 million gain for same period in 2006, and a $0.5 million decrease from 2007 to 2006 in equity earnings from unconsolidated subsidiaries.

Income Taxes.  Our consolidated effective income tax rate for continuing operations for the three months ended March 31, 2007 was 33.2% compared with 37.3% for the three months ended March 31, 2006. The lower rate in 2007 was principally the result of higher profitability in low tax jurisdictions.

Liquidity and Capital Resources

Our objective in financing our business is to maintain adequate financial resources and access to additional liquidity. Our $500.0 million senior secured revolving credit facility provides back-up liquidity in the event of an unanticipated significant demand on cash that would not be funded by operations. At March 31, 2007, we had $437.8 million of availability under this facility.

During the three months ended March 31, 2007, we used cash flows generated from operations as our primary source of liquidity, including for working capital needs, repayment of debt and capital expenditures. We believe that our cash on hand and cash flows from operations will be sufficient for the remainder of 2007 to fund our working capital needs, scheduled debt repayments and anticipated capital expenditures. In addition, we will continue to pursue opportunities to expand or upgrade our fleet, which could result in additional capital investment. We may in the future elect to return capital to our stockholders by share repurchases or the payment of dividends, subject to the limitations imposed by our existing debt arrangements.

Sources and Uses of Cash — Three Months Ended March 31, 2007 versus Three Months Ended March 31, 2006

Cash and cash equivalents, including restricted cash, totaled $70.7 million at March 31, 2007 compared with $65.9 million at December 31, 2006. For the three months ended March 31, 2007, net cash provided by operating activities was $92.3 million compared with $105.8 million for the three months ended March 31, 2006. The decrease in net cash provided from operations was primarily due to an increase in accounts receivable, partially offset by an increase in net income.

Purchases of property and equipment totaled $67.6 million and $46.0 million for the three months ended March 31, 2007 and 2006, respectively. The majority of these expenditures related to capital expenditures incurred in connection with life enhancements and other sustaining capital projects.

Proceeds from dispositions of property and equipment were $0.5 million and $51.9 million for the three months ended March 31, 2007 and 2006, respectively. Included in the proceeds for the three months ended March 31, 2006 was $51.3 million related to the sale of the Pride Rotterdam and four land rigs.

We received proceeds of $2.1 million and $1.4 million from the issuance of common stock under our employee stock purchase plan in the three months ended March 31, 2007 and 2006, respectively. We also received proceeds of $8.7 million and $18.9 million from the exercise of stock options in the three months ended March 31, 2007 and 2006, respectively.

Debt, including current maturities, totaled $1,353.8 million at March 31, 2007 compared with $1,386.6 million at December 31, 2006.

Working Capital

As of March 31, 2007, we had working capital of $301.6 million compared with $293.1 million as of December 31, 2006. The increase in working capital was attributable primarily to the effect of an increase in trade receivables largely offset by an increase in current portion of long-term debt due to the classification of the entire balance of the semisubmersible loan as current upon our giving irrevocable notice of our intent to exercise our right to prepay this loan.

Available Credit Facilities

We currently have a $500.0 million senior secured revolving credit facility with a group of banks maturing in July 2009. Borrowings under the facility are available for general corporate purposes. We may obtain up to $100.0 million of letters of credit under the revolving credit facility. As of March 31, 2007, there were $43.0 million of borrowings and $19.2 million of letters of credit outstanding under the facility. Amounts drawn under the facility bear interest at variable rates based on LIBOR plus a margin or prime rate plus a margin. The interest rate margin varies based on our leverage ratio. As of March 31, 2007, the interest rate on the facility was approximately 6.1% and availability was approximately $437.8 million.

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

Other Outstanding Debt

As of March 31, 2007, we had $500.0 million principal amount of 7 3/8% Senior Notes due 2014 outstanding. The notes provide for semiannual interest payments and contain provisions that limit our ability and the ability of our subsidiaries to enter into transactions with affiliates; pay dividends or make other restricted payments; incur debt or issue preferred stock; incur dividend or other payment restrictions affecting our subsidiaries; sell assets; engage in sale and leaseback transactions; create liens; and consolidate, merge or transfer all or substantially all of our assets. Many of these restrictions will terminate if the notes are rated investment grade by either S&P or Moody’s and, in either case, the notes have a specified minimum rating by the other rating agency. We are required to offer to repurchase the notes in connection with specified change in control events that result in a ratings decline.

As of March 31, 2007, we had $300.0 million principal amount of 3 1/4% Convertible Senior Notes due 2033 outstanding. The notes provide for semiannual interest payments and for the payment of contingent interest during any six-month interest period commencing on or after May 1, 2008 for which the trading price of the notes for each of the five trading days immediately preceding such period equals or exceeds 120% of the principal amount of the notes. Beginning May 5, 2008, we may redeem any of the notes at a redemption price of 100% of the principal amount redeemed plus accrued and unpaid interest. In addition, note holders may require us to repurchase the notes on May 1 of 2008, 2010, 2013, 2018, 2023 and 2028 at a repurchase price of 100% of the principal amount redeemed plus accrued and unpaid interest. We may elect to pay all or a portion of the repurchase price in common stock instead of cash, subject to certain conditions. The notes are convertible under specified circumstances into shares of our common stock at a conversion rate of 38.9045 shares per $1,000 principal amount of notes (which is equal to a conversion price of $25.704), subject to adjustment. Upon conversion, we will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and common stock.

As of March 31, 2007, we had $177.5 million principal amount outstanding under our drillship loan facility due in 2010. Our drillship loan facility is collateralized by the two drillships, the Pride Africa and the Pride Angola, and the proceeds from the related drilling contracts. The drillship loan facility matures in September 2010 and amortizes quarterly. The drillship loan facility is non-recourse to us and the joint owner. The drillship loan bears interest at LIBOR plus 1.50%. As a condition of the loan, we maintain interest rate swap and cap agreements with the lenders. In accordance with the debt agreements, certain cash balances are held in trust to assure that timely interest and principal payments are made. As of March 31, 2007 and December 31, 2006, $1.0 and $1.8 million, respectively, of such cash balances, which amount is included in restricted cash, was held in trust and not available for our use.

In February 1999, we completed the sale and leaseback of the Pride South America semisubmersible drilling rig with an unaffiliated leasing trust pursuant to which we received $97.0 million. We consolidate the leasing trust’s assets and liabilities, which comprise the Pride South America rig and the associated note payable. As of March 31, 2007 and December 31, 2006, the carrying amount of the note payable was approximately $58.3 million and $64.2 million, respectively. The note payable is collateralized by the Pride South America. The note payable bears interest at 9.35% and requires quarterly interest payments. In February 2007, we gave an irrevocable notice of our intent to exercise our right to prepay the semisubmersible loan in August 2007.

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

In addition, we have provided standby letters of credit valued at $40.7 million as of March 31, 2007 to contest certain tax assessments in Mexico.

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

We expect our purchases of property and equipment for 2007 to be approximately $400 million, of which we spent $67.6 million during the first quarter of 2007. These purchases are expected to be used primarily for various rig upgrades in connection with new contracts as contracts expire during the year and other sustaining capital projects.

We anticipate making income tax payments of approximately $135 million to $150 million in 2007, of which we paid $24.5 million during the first quarter of 2007.

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

We consider from time to time opportunities to dispose of certain assets or groups of assets when we believe the capital could be more effectively deployed. Early in the second quarter of 2007, we completed the sale of an Eastern Hemisphere rig that had been idle for some time. Proceeds from the sale were approximately $17.0 million. We are actively pursuing options for maximizing the value of our Latin America Land and E&P Services operations. All options are being considered, including sales to strategic buyers and capital market alternatives. We may ultimately decide to pursue a course of action other than a disposition of these operations; however, if we do pursue a disposition, we may be unable to complete a transaction on terms we find acceptable or at all.

In addition to the matters described in this “— Liquidity and Capital Resources” section, please read “— Business Outlook” and “— Segment Review” for additional matters that may have a material impact on our liquidity.

Contractual Obligations

As of March 31, 2007, we had $1,353.8 million of long-term debt, including current maturities, outstanding. Although we do not expect that our level of total indebtedness will have a material adverse impact on our financial position, results of operations or liquidity in future periods, it may limit our flexibility in certain areas. Please read “Risk Factors — Our significant debt levels and debt agreement restrictions may limit our liquidity and flexibility in obtaining additional financing and in pursuing other business opportunities” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2006.

For additional information about our contractual obligations as of December 31, 2006, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations” in Item 7 of our annual report on Form 10-K for the year ended December 31, 2006. There have been no material changes to this disclosure regarding our contractual obligations made in the annual report.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the potential impact, if any, to our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure, on an instrument-by-instrument basis, financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We are currently evaluating whether to elect the option provided for in this standard. If elected, SFAS No. 159 would be effective for Pride International as of January 1, 2008. We are currently evaluating the potential impact, if any, to our consolidated financial statements.

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

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including those described under “— FCPA Investigation” above and in “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2006 and the following:

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

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our annual report on Form 10-K for the year ended December 31, 2006. There have been no material changes to the disclosure regarding our exposure to certain market risks made in the annual report. For additional information regarding our long-term debt, see Note 3 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this quarterly report.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2007 were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in Note 11 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this quarterly report is incorporated by reference in response to this item.

Item 1A.  Risk Factors

For additional information about our risk factors, see Item 1A of our annual report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding our repurchases of shares of our common stock on a monthly basis during the first quarter of 2007:

			Total Number of	Maximum
			Shares Purchased as	Number of
	Total Number of		Part of a Publicly	Shares That May Yet
	Shares	Average Price	Announced	Be Purchased
Period	Purchased(1)	Paid per Share	Plan(2)	Under the Plan(2)

January 1 - 31, 2007	10,260	$28.67	N/A	N/A
February 1 - 28, 2007	9,472	$28.02	N/A	N/A
March 1 - 31, 2007	2,116	$28.27	N/A	N/A

Total	21,848	$28.35	N/A	N/A

(1)	Represents the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our stockholder-approved long-term incentive plan.

(2)	We did not have at any time during the quarter, and currently do not have, a share repurchase program in place.

Item 6.	Exhibits*

12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive and Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Pride and its subsidiaries are parties to several debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii) (A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIDE INTERNATIONAL, INC.

By:	/s/ BRIAN C. VOEGELE
Brian C. Voegele
Senior Vice President and Chief Financial Officer

Date: May 7, 2007

By:	/s/ LEONARD E. TRAVIS
Leonard E. Travis
Vice President and Chief Accounting Officer

Date: May 7, 2007

INDEX TO EXHIBITS

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