Form 10-Q
period 2007-06-30
PRIDE INTERNATIONAL INC
filed 2007-08-02
CIK 833081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date.

Outstanding as of
July 31, 2007
Common Stock, par value $.01 per share	166,772,530

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Pride International, Inc.

Consolidated Balance Sheets
(In millions)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$124.8	$64.1
Trade receivables, net	605.9	505.0
Parts and supplies, net	77.7	75.3
Deferred income taxes	166.1	154.5
Prepaid expenses and other current assets	139.7	164.3

Total current assets	1,114.2	963.2
PROPERTY AND EQUIPMENT	6,000.4	5,808.4
Less: accumulated depreciation	1,953.9	1,808.3

Property and equipment, net	4,046.5	4,000.1

Goodwill	68.5	68.5
Other assets	70.7	65.7

Total assets	$5,299.9	$5,097.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$141.4	$91.9
Accounts payable	168.2	189.9
Accrued expenses and other current liabilities	385.3	388.3

Total current liabilities	694.9	670.1
OTHER LONG-TERM LIABILITIES	184.1	196.9
LONG-TERM DEBT, NET OF CURRENT PORTION	1,149.3	1,294.7
DEFERRED INCOME TAXES	333.2	273.6
MINORITY INTEREST	30.7	28.3
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	1.7	1.7
Paid-in capital	1,862.7	1,817.9
Treasury stock, at cost	(9.8)	(8.0)
Retained earnings	1,048.4	819.0
Accumulated other comprehensive income	4.7	3.3

Total stockholders’ equity	2,907.7	2,633.9

Total liabilities and stockholders’ equity	$5,299.9	$5,097.5

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.

Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2007	2006

REVENUES	$791.2	$616.5
COSTS AND EXPENSES
Operating costs, excluding depreciation and amortization	444.1	391.8
Depreciation and amortization	77.9	64.4
General and administrative, excluding depreciation and amortization	40.8	36.8
Gain on sales of assets, net	(8.8)	(1.7)

	554.0	491.3

EARNINGS FROM OPERATIONS	237.2	125.2
OTHER INCOME (EXPENSE), NET
Interest expense	(20.3)	(18.5)
Interest income	0.8	1.7
Other income (expense), net	(0.9)	(2.0)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	216.8	106.4
INCOME TAXES	(69.2)	(37.2)
MINORITY INTEREST	(1.5)	(1.4)

INCOME FROM CONTINUING OPERATIONS	146.1	67.8

NET INCOME	$146.1	$67.8

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.88	$0.41
Income from discontinued operations	—	—

Net income	$0.88	$0.41

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.83	$0.39
Income from discontinued operations	—	—

Net income	$0.83	$0.39

SHARES USED IN PER SHARE CALCULATIONS
Basic	165.4	162.7
Diluted	178.3	176.5

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.

Consolidated Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006

REVENUES	$1,503.2	$1,183.4
COSTS AND EXPENSES
Operating costs, excluding depreciation and amortization	863.4	764.1
Depreciation and amortization	155.5	129.9
General and administrative, excluding depreciation and amortization	79.8	62.8
Gain on sales of assets, net	(9.3)	(28.4)

	1,089.4	928.4

EARNINGS FROM OPERATIONS	413.8	255.0
OTHER INCOME (EXPENSE), NET
Interest expense	(40.9)	(38.2)
Interest income	1.5	2.5
Other income (expense), net	(3.9)	0.4

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	370.5	219.7
INCOME TAXES	(120.2)	(79.4)
MINORITY INTEREST	(2.5)	(2.8)

INCOME FROM CONTINUING OPERATIONS	247.8	137.5
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	0.8

NET INCOME	$247.8	$138.3

BASIC EARNINGS PER SHARE:	$1.50	$0.84
Income from continuing operations	—	0.01

Income from discontinued operations
Net income	$1.50	$0.85

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$1.41	$0.79
Income from discontinued operations	—	0.01

Net income	$1.41	$0.80

SHARES USED IN PER SHARE CALCULATIONS
Basic	165.0	162.4
Diluted	178.1	176.5

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.

Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$247.8	$138.3
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	155.5	129.9
Discount amortization on long-term debt	0.4	0.1
Amortization and write-offs of deferred financing costs	2.0	2.0
Amortization of deferred contract liabilities	(25.9)	(2.2)
Gain on sale of assets	(9.3)	(28.4)
Equity in earnings of affiliates	0.1	(1.3)
Deferred income taxes	46.1	44.8
Excess tax benefits from stock-based compensation	(4.4)	—
Minority interest	2.5	2.8
Stock-based compensation	11.4	8.3
Loss (gain) on mark-to-market of derivatives	0.8	(1.8)
Other non-cash items	—	3.0
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	(100.9)	(31.4)
Parts and supplies	(2.4)	(3.7)
Prepaid expenses and other current assets	17.0	(16.9)
Other assets	(6.1)	(0.9)
Accounts payable	(26.3)	(8.5)
Accrued expenses	38.5	8.3
Other liabilities	(48.9)	5.5
Increase (decrease) in deferred revenue	(25.7)	(14.4)
Decrease (increase) in deferred expense	9.5	15.4

NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	281.7	248.9

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(170.6)	(105.0)
Proceeds from dispositions of property and equipment	17.1	54.6
Investments in and advances to affiliates	—	(3.8)

NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	(153.5)	(54.2)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Repayments of borrowings	(216.6)	(353.8)
Proceeds from debt borrowings	120.0	186.0
Decrease in restricted cash	0.4	—
Proceeds from exercise of stock options	22.2	27.5
Excess tax benefits from stock-based compensation	4.4	—
Proceeds from issuance of common stock	2.1	1.4

NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	(67.5)	(138.9)

Increase (decrease) in cash and cash equivalents	60.7	55.8
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64.1	45.1

CASH AND CASH EQUIVALENTS, END OF PERIOD	$124.8	$100.9

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 1.	GENERAL

Nature of Operations

Pride International, Inc. (“Pride,” “we,” “our,” or “us”) is a leading international provider of contract drilling and related services, operating offshore and on land. We provide contract drilling services to oil and natural gas exploration and production companies through the operation and management of 63 offshore rigs and 214 land-based drilling and workover rigs. We also have two ultra-deepwater drillships under construction.

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

Revenue Recognition

Effective January 1, 2007, we adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). EITF Issue No. 06-3 requires disclosure of the accounting policy applied for any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and some excise taxes. We record all taxes imposed directly on revenue-producing transactions on a net basis. The adoption of the EITF had no impact on our financial statements for any period.

Uncertain Tax Positions

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, we recognized an increase of approximately $18.4 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. As of June 30, 2007, we have approximately $38.5 million of unrecognized tax benefits that if recognized would affect the effective tax rate.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, we have approximately $8.5 million of accrued interest and penalties related to uncertain tax positions.

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure, on an instrument-by-instrument basis, financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We are currently evaluating whether to elect the option provided for by this standard and, if elected, the potential impact, if any, to our consolidated financial statements. If elected, SFAS No. 159 would be effective for us as of January 1, 2008.

Reclassifications

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform with the current period presentation.

NOTE 2.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2007	2006

Rigs and rig equipment	$5,661.4	$5,529.1
Transportation equipment	39.0	38.5
Buildings	47.0	46.3
Construction-in-progress	185.9	127.3
Land	8.9	8.8
Other	58.2	58.4

Property and equipment, cost	6,000.4	5,808.4
Accumulated depreciation and amortization	(1,953.9)	(1,808.3)

Property and equipment, net	$4,046.5	$4,000.1

During the second quarter of 2007, we sold one land rig from our Eastern Hemisphere fleet for $17.3 million, resulting in a pre-tax gain on the sale of $8.5 million. During the first quarter of 2006, we sold the Pride Rotterdam for $53.2 million, resulting in a pre-tax gain on the sale of $25.3 million.

In June 2007, we entered into an agreement with Samsung Heavy Industries Co., Ltd. to construct an advanced-capability drillship for ultra-deepwater drilling use. The agreement provides that, following shipyard

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

construction, commissioning and associated testing, the rig is to be delivered to us on or before June 30, 2010. The agreement provides for an aggregate purchase price of $612 million, subject to adjustment for delayed delivery, payable in installments during the construction process. We expect the total project cost, including system integration, commissioning and equipment testing, to be approximately $680 million, excluding capitalized interest. In connection with the construction contract, we entered into a license agreement with a patent holder with respect to certain patents related to the drillship’s dual-activity capabilities. Under the license agreement, we will pay the holder a fee of $10 million for the initial drillship and an additional $15 million for any additional drilling units that use the patented technology, plus five percent of the revenue earned by the drillship and any additional units (reduced by a $5 million credit per unit for any of the additional units) in jurisdictions where the license is applicable.

NOTE 3.	INDEBTEDNESS

Short-Term Borrowings

As of June 30, 2007, we had agreements with several banks for uncollateralized short-term lines of credit totaling $34.8 million (substantially all of which are uncommitted), primarily denominated in U.S. dollars. These facilities renew periodically and bear interest at variable rates based on LIBOR. As of June 30, 2007, there was no outstanding balance under these facilities and $34.8 million was available for borrowings.

Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2007	2006

Senior secured revolving credit facility	$—	$50.0
7 3/8% Senior Notes due 2014, net of unamortized discount of $2.1 million and $2.2 million, respectively	497.9	497.8
3 1/4% Convertible Senior Notes due 2033	300.0	300.0
Drillship loan facility due 2010, interest at LIBOR plus 1.5%	165.1	190.5
9.35% Semisubmersible loan	58.4	64.2
MARAD notes, net of unamortized fair value discount of $3.5 million and $3.8 million, respectively	269.3	284.1

Total debt	1,290.7	1,386.6
Less current portion of long-term debt	141.4	91.9

Long-term debt	$1,149.3	$1,294.7

Amounts drawn under the senior secured revolving credit facility bear interest at variable rates based on LIBOR plus a margin or prime rate plus a margin. The interest rate margin varies based on our leverage ratio. As of June 30, 2007, there were $19.2 million of letters of credit outstanding under the facility, and availability was $480.8 million.

In February 2007, we provided the lenders under the semisubmersible loan with irrevocable notice that we would prepay the loan in full in August 2007. As of June 30, 2007, the amount outstanding under the loan is classified as current portion of long-term debt.

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

NOTE 4.	FINANCIAL INSTRUMENTS

We are subject to the risk of variability in interest payments on our floating rate debt, which includes the senior secured revolving credit facility and the drillship loan facility at June 30, 2007. The drillship loan facility requires us to maintain interest rate swap and cap agreements.

As of June 30, 2007, we had not designated any of the interest rate swap and cap agreements as hedging instruments as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the changes in fair value of the interest rate swap and cap agreements are recorded currently in earnings. The total aggregate fair value of the interest rate swap and cap agreements as of June 30, 2007 and December 31, 2006 was an asset of $3.3 million and $4.0 million, respectively.

NOTE 5.	INCOME TAXES

Our consolidated effective income tax rate for continuing operations for the three months ended June 30, 2007 was 31.9% compared with 34.9% for the three months ended June 30, 2006.

Our consolidated effective income tax rate for continuing operations for the six months ended June 30, 2007 was 32.4% compared with 36.1% for the six months ended June 30, 2006. The lower rate in 2007 was principally the result of higher profitability in tax jurisdictions with lower statutory tax rates.

NOTE 6.	EARNINGS PER SHARE

Basic earnings per share from continuing operations has been computed based on the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share from continuing operations have been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the applicable period, as if stock options, restricted stock units and convertible debt were converted into common stock, after giving retroactive effect to the elimination of interest expense, net of income taxes.

The following table presents information necessary to calculate basic and diluted earnings per share from continuing operations:

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Income from continuing operations	$146.1	$67.8	$247.8	$138.3
Interest expense on convertible notes	2.7	2.7	5.4	5.3
Income tax effect	(1.0)	(1.0)	(1.9)	(1.9)

Income from continuing operations, as adjusted	$147.8	$69.5	$251.3	$141.7

Weighted average shares of common stock outstanding	165.4	162.7	165.0	162.4
Convertible notes	11.7	11.7	11.7	11.7
Stock options	0.9	2.0	1.0	2.3
Restricted stock awards	0.3	0.1	0.4	0.1

Weighted average shares of common stock outstanding, as adjusted	178.3	176.5	178.1	176.5

Income from continuing operations per share
Basic	$0.88	$0.41	$1.50	$0.85
Diluted	$0.83	$0.39	$1.41	$0.80

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

The calculation of diluted weighted average shares outstanding, as adjusted, for the three months ended June 30, 2007 and 2006 excludes no shares of common stock issuable pursuant to convertible debt, and 1.1 million and 0.5 million shares of common stock, respectively, issuable pursuant to outstanding stock options and restricted stock awards because they were antidilutive. The calculation of diluted weighted average shares outstanding, as adjusted, for the six months ended June 30, 2007 and 2006 excludes no shares of common stock issuable pursuant to convertible debt, and 1.3 million and 0.5 million shares of common stock, respectively, issuable pursuant to outstanding stock options and restricted stock awards because they were antidilutive.

NOTE 7.	EMPLOYEE STOCK PLANS

Our employee stock-based compensation plans provide for the granting or awarding of stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards and cash awards to directors, officers and other key employees.

For the six months ended June 30, 2007, we granted approximately 588,000 stock options at a weighted average exercise price of $28.64. The weighted average fair value per share of these stock-based awards estimated on the date of grant using the Black-Scholes option pricing model was $11.73. During the six months ended June 30, 2007, we also granted approximately 887,000 restricted stock awards with a weighted average grant-date fair value per share of $28.64. There were no significant changes in the weighted average assumptions used to calculate the Black-Scholes fair value of stock-based awards granted during the six months ended June 30, 2007 from those used in 2006 as reported in Note 10 of our Annual Report on Form 10-K for the year ended December 31, 2006.

For the six months ended June 30, 2007, we received cash from the exercise of stock options of $22.2 million. As of June 30, 2007, there was $11.2 million of total stock option compensation expense related to nonvested stock options not yet recognized, which is expected to be recognized over a weighted average period of 2.8 years.

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

In 2001 and 2002, our Technical Services group entered into fixed-fee contracts to design, engineer, manage construction of and commission four deepwater platform drilling rigs for installation on spars and tension leg platforms. In 2004, we discontinued this business and do not currently intend to enter into additional business of this nature. Accordingly, we have reported our fixed-fee rig construction business as discontinued operations on our consolidated statements of operations. Income from discontinued operations for the six months ended June 30, 2006 was approximately $800,000. There was no income or loss from discontinued operations for the six months ended June 30, 2007. Activity on discontinued operations consisted primarily of resolving commercial disputes and warranty items.

NOTE 9.	COMMITMENTS AND CONTINGENCIES

FCPA Investigation

During the course of an internal audit and investigation relating to certain of our Latin American operations, our management and internal audit department received allegations of improper payments to foreign government officials. In February 2006, the Audit Committee of our Board of Directors assumed direct responsibility over the

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

investigation and retained independent outside counsel to investigate the allegations, as well as corresponding accounting entries and internal control issues, and to advise the Audit Committee.

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

The Audit Committee, through independent outside counsel, has undertaken a review of our compliance with the FCPA in certain of our other international operations. This review has found evidence suggesting that during the period from 2002 through 2005 payments were made directly or indirectly to government officials in Saudi Arabia, Kazakhstan, Brazil, and the Republic of the Congo in connection with clearing rigs or equipment through customs or resolving outstanding issues with customs or merchant marine authorities in those countries. In addition, this review has found evidence suggesting that in 2003 payments were made to one or more third parties with the intent that they would be transferred to a government official in India for the purpose of resolving a customs dispute related to the importation of one of our jackup rigs. The evidence suggests that the aggregate amount of payments referred to in this paragraph is approximately $1 million. In addition, the U.S. Department of Justice has asked us to provide information with respect to (a) our relationships with a freight and customs agent and (b) our importation of vessels into Nigeria. The Audit Committee is reviewing the issues raised by the request, and we are cooperating with the DOJ in connection with its request.

The investigation of the matters described in the prior paragraph and the Audit Committee’s compliance review are ongoing. Accordingly, there can be no assurances that evidence of additional potential FCPA violations may not be uncovered in those or other countries.

Our management and the Audit Committee of our Board of Directors believe it likely that members of our senior operations management either were aware, or should have been aware, that improper payments to foreign government officials were made or proposed to be made. Our former Chief Operating Officer resigned as Chief Operating Officer effective on May 31, 2006 and has elected to retire from the company, although he will remain an employee, but not an officer, during the pendency of the investigation to assist us with the investigation and to be available for consultation and to answer questions relating to our business. His retirement benefits will be subject to the determination by our Audit Committee or our Board of Directors that it does not have cause (as defined in his retirement agreement with us) to terminate his employment. On December 1, 2006, our Vice President — Western Hemisphere Operations resigned. On December 2, 2006, our former Country Manager in Venezuela and Mexico was terminated. Other personnel have been terminated or have resigned in connection with the investigation. We have taken and will continue to take other disciplinary actions where appropriate and various other corrective action to reinforce our commitment to conducting our business ethically and legally and to instill in our employees our expectation that they uphold the highest levels of honesty, integrity, ethical standards and compliance with the law. For additional information, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — FCPA Investigation” in Item 7 of our annual report on Form 10-K for the year ended December 31, 2006.

We voluntarily disclosed information relating to the initial allegations and other information found in the investigation and compliance review to the DOJ and the Securities and Exchange Commission and are cooperating with these authorities as the investigation and compliance reviews continue and as they review the matter. If

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

violations of the FCPA occurred, we could be subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement, and injunctive relief. Civil penalties under the antibribery provisions of the FCPA could range up to $10,000 per violation, with a criminal fine up to the greater of $2 million per violation or twice the gross pecuniary gain to us or twice the gross pecuniary loss to others, if larger. Civil penalties under the accounting provisions of the FCPA can range up to $500,000 and a company that knowingly commits a violation can be fined up to $25 million. In addition, both the SEC and the DOJ could assert that conduct extending over a period of time may constitute multiple violations for purposes of assessing the penalty amounts. Often, dispositions for these types of matters result in modifications to business practices and compliance programs and possibly a monitor being appointed to review future business and practices with the goal of ensuring compliance with the FCPA.

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

Paul Bragg, our former President and Chief Executive Officer, filed suit against us in the State District Court of Harris County, Texas in early October 2005 seeking declaratory relief to set aside his non-competition agreement and damages for breach of contract in excess of $17 million. Over the next 16 months, we and Mr. Bragg litigated his claims as well as a number of counterclaims filed against Mr. Bragg by Pride, including a claim for breach of fiduciary duty. In late 2006 and early 2007, the trial court granted summary judgment in our favor against Mr. Bragg with respect to his breach of contract claims and in Mr. Bragg’s favor against our breach of fiduciary duty counterclaim. Mr. Bragg’s two-year contractual commitment to not compete with Pride ended in June 2007, according to the terms of his employment agreement. Both Mr. Bragg and Pride have appealed the summary dismissal of their claims, and the appeals are currently pending. We intend to continue our vigorous defense against

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

Mr. Bragg’s breach of contract claims on appeal. Similarly, we intend to pursue diligently on appeal our breach of fiduciary duty counterclaim against Mr. Bragg. We do not expect the outcome of this lawsuit to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of this lawsuit.

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

We operate through three principal reporting segments: Offshore, which includes our offshore drilling fleet and operations; Latin America Land, which includes our land-based drilling and workover services in Latin America; and E&P Services, which includes our exploration and production services business in Latin America. We evaluate the performance of our segments based on earnings from operations. We have transferred the management of our Pride I and Pride II lake barges operating in Venezuela from the Offshore segment to the Latin America Land segment. All periods presented have been reclassified to reflect this change in management.

Summarized financial information is shown in the following tables. “Other” includes revenues and costs for land-based drilling operations outside of Latin America (currently Chad, Kazakhstan and Pakistan), labor contracts and engineering and management consulting services.

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
Offshore	$517.1	$384.3	$972.8	$748.7
Latin America Land	192.2	156.2	370.3	296.6
E&P Services	54.2	50.3	102.5	89.2
Other	27.7	25.7	57.6	48.9
Corporate	—	—	—	—

Total	$791.2	$616.5	$1,503.2	$1,183.4

Earnings from operations:
Offshore	$213.6	$114.5	$384.1	$240.7
Latin America Land	27.6	28.8	59.3	51.3
E&P Services	7.8	7.4	14.3	11.3
Other	19.7	7.0	22.9	9.9
Corporate	(31.5)	(32.5)	(66.8)	(58.2)

Total	$237.2	$125.2	$413.8	$255.0

For the three-month and six-month periods ended June 30, 2007, Petroleo Brasileiro S.A. (“Petrobras”) accounted for approximately 15% and 16%, respectively, of consolidated revenues. An additional customer, Petroleos Mexicanos S.A. (“PEMEX”), accounted for approximately 13% of consolidated revenues earned for the three-month and six-month periods ended June 30, 2007. For the three month and six month periods ended June 30, 2006, Petrobras accounted for approximately 17% of consolidated revenues. Petrobras is a customer of our Offshore, Latin America Land and E&P Services segments and PEMEX is a customer of our Offshore segment.

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

For the three-month and six-month periods ended June 30, 2007, we derived 88% and 87% of our revenues, respectively, from countries outside of the United States. As a result, we are exposed to the risk of changes in social, political and economic conditions inherent in foreign operations.

For the three month period ended June 30, 2007, we recorded $5.6 million in additional operating expenses in our Latin America Land and E&P Services segments resulting from wage and benefit increases with our Argentine union workers due to government-mediated union negotiations with the energy industry. We expect labor costs in Argentina to significantly increase in the near term. As in prior years, we are seeking to recover the additional costs through retroactive dayrate increases; however, we can give no assurances as to the amount or timing of any recoveries.

NOTE 11.	COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. The components of our comprehensive income are as follows:

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net Income	$146.1	$67.8	$247.8	$138.3
Foreign currency translation adjustments	0.8	0.1	1.4	1.4

Total Comprehensive Income	$146.9	$67.9	$249.2	$139.7

NOTE 12.	OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and non-cash transactions were as follows:

	Six Months Ended
	June 30,
	2007	2006

Cash paid for:
Interest	$39.2	$37.8
Income taxes	83.2	41.6
Change in capital expenditures in accounts payable	4.6	13.6

NOTE 13.	SUBSEQUENT EVENT

In July 2007, we entered into a novation agreement pursuant to which, for consideration of $108.5 million, we acquired the rights and obligations of Lexton Shipping Ltd. under a contract for the construction and sale of an ultra-deepwater drillship by Samsung Heavy Industries Co., Ltd. The drillship contract provides for the delivery of the drillship on or before February 28, 2010, and for our right to rescind the contract for delays exceeding certain periods. The drillship contract novated to us provides for remaining payments by us of approximately $540 million (which takes into account amounts previously paid by Lexton under the contract), subject to adjustment for change orders and payable in installments during the construction process. We expect the total construction cost of this drillship to be an estimated $675 million, excluding capitalized interest, which includes amounts already paid, commissioning and system integrated testing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2006. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.

Overview and Recent Developments

We provide contract drilling and related services to oil and natural gas companies worldwide, operating both offshore and on land. As of August 1, 2007, we operated a global fleet of 277 rigs, consisting of two deepwater drillships, 12 semisubmersible rigs, 28 jackup rigs, 16 tender-assisted, barge and platform rigs, five managed rigs, and 214 land-based drilling and workover rigs. We also have two ultra-deepwater drillships under construction. Our customers include major integrated oil and natural gas companies, independent oil and natural gas companies and state-owned national oil companies. Our competitors range from large international companies offering a wide range of drilling and other oilfield services to smaller companies focused on more specific geographic or technological areas. Our competitors are both publicly and privately owned.

We operate through three principal reportable segments: Offshore, Latin America Land, and E&P Services. Our Offshore segment includes all of our offshore drilling fleet and operations. Our Latin America Land segment includes all of our land-based drilling and workover services in Latin America. Our E&P Services segment includes our exploration and production services business in Latin America. We have transferred the management of our Pride I and Pride II lake barges operating in Venezuela from the Offshore segment to the Latin America Land segment. Our segment financial information for all periods presented has been reclassified to reflect this change in management.

The markets for our drilling, workover and related E&P services are highly cyclical. Our operating results are significantly affected by the level of energy industry spending for the exploration and development of oil and natural gas reserves. Oil and natural gas companies’ exploration and development drilling programs drive the demand for drilling and related services. These drilling programs are affected by oil and natural gas companies’ expectations about oil and natural gas prices, anticipated production levels, demand for crude oil and natural gas products, government regulations and many other factors. Oil and natural gas prices are volatile, which has historically led to significant fluctuations in expenditures by our customers for oil and natural gas drilling and related services. Variations in market conditions during the cycle impact us in different ways depending primarily on the length of drilling contracts in different regions. Contracts in the U.S. Gulf of Mexico, for example, tend to be short-term, so a deterioration or improvement in market conditions tends to impact our operations quickly. Contracts in international offshore markets tend to be longer term, so a change in market conditions tends to have a delayed impact. Accordingly, short-term changes in market conditions in these markets may have little or no short-term impact on our revenues and cash flows from those operations unless the timing of our contract renewals takes place during short-term changes in the market.

In June 2007, we entered into an agreement with Samsung Heavy Industries Co., Ltd. under which Samsung agreed to construct for us an advanced-capability drillship for ultra-deepwater drilling use. The agreement provides that, following shipyard construction, commissioning and associated testing, the rig is to be delivered to us on or before June 30, 2010. The agreement provides for an aggregate purchase price of $612 million, subject to adjustment for delayed delivery, payable in installments during the construction process. We expect the total project cost, including system integration, commissioning and equipment testing, to be approximately $680 million, excluding capitalized interest. In connection with the construction contract, we entered into a license agreement with a patent holder with respect to certain patents related to the drillship’s dual-activity capabilities. Under the license agreement, we will pay the holder a fee of $10 million for the initial drillship and an additional $15 million for any additional drilling units that use the patented technology, plus five percent of the revenue earned by the drillship and any additional units (reduced by a $5 million credit per unit for any of the additional units) in jurisdictions where the license is applicable.

In July 2007, we entered into a novation agreement pursuant to which, for consideration of $108.5 million, we acquired the rights and obligations of Lexton Shipping Ltd. under a contract for the construction and sale of an ultra-deepwater drillship by Samsung. The drillship contract provides for the delivery of the drillship on or before February 28, 2010, and for our right to rescind the contract for delays exceeding certain periods. The drillship contract novated to us provides for remaining payments by us of approximately $540 million (which takes into account amounts previously paid by Lexton under the contract), subject to adjustment for change orders and payable in installments during the construction process. We expect the total construction cost of this drillship to be an estimated $675 million, excluding capitalized interest, which includes amounts already paid, commissioning and system integrated testing.

These two projects are consistent with our stated strategy to invest in premium, offshore drilling assets, with a particular focus on deepwater. Although we currently do not have a contract for either of these drillships, we expect that the anticipated demand resulting from the continuing expansion of customer requirements for deepwater drilling capacity should provide us with a number of opportunities to contract the rigs prior to their delivery dates.

FCPA Investigation

During the course of an internal audit and investigation relating to certain of our Latin American operations, our management and internal audit department received allegations of improper payments to foreign government officials. In February 2006, the Audit Committee of our Board of Directors assumed direct responsibility over the investigation and retained independent outside counsel to investigate the allegations, as well as corresponding accounting entries and internal control issues, and to advise the Audit Committee.

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

The Audit Committee, through independent outside counsel, has undertaken a review of our compliance with the FCPA in certain of our other international operations. This review has found evidence suggesting that during the period from 2002 through 2005 payments were made directly or indirectly to government officials in Saudi Arabia, Kazakhstan, Brazil, and the Republic of the Congo in connection with clearing rigs or equipment through customs or resolving outstanding issues with customs or merchant marine authorities in those countries. In addition, this review has found evidence suggesting that in 2003 payments were made to one or more third parties with the intent that they would be transferred to a government official in India for the purpose of resolving a customs dispute related to the importation of one of our jackup rigs. The evidence suggests that the aggregate amount of payments referred to in this paragraph is approximately $1 million. In addition, the U.S. Department of Justice has asked us to provide information with respect to (a) our relationships with a freight and customs agent and (b) our importation of vessels into Nigeria. The Audit Committee is reviewing the issues raised by the request, and we are cooperating with the DOJ in connection with its request.

The investigation of the matters described in the prior paragraph and the Audit Committee’s compliance review are ongoing. Accordingly, there can be no assurances that evidence of additional potential FCPA violations may not be uncovered in those or other countries.

Our management and the Audit Committee of our Board of Directors believe it likely that members of our senior operations management either were aware, or should have been aware, that improper payments to foreign government officials were made or proposed to be made. Our former Chief Operating Officer resigned as Chief Operating Officer effective on May 31, 2006 and has elected to retire from the company, although he will remain an employee, but not an officer, during the pendency of the investigation to assist us with the investigation and to be available for consultation and to answer questions relating to our business. His retirement benefits will be subject to the determination by our Audit Committee or our Board of Directors that it does not have cause (as defined in his retirement agreement with us) to terminate his employment. On December 1, 2006, our Vice President — Western Hemisphere Operations resigned. On December 2, 2006, our former Country Manager in Venezuela and Mexico was terminated. Other personnel have been terminated or have resigned in connection with the investigation. We have taken and will continue to take other disciplinary actions where appropriate and various other corrective action to reinforce our commitment to conducting our business ethically and legally and to instill in our employees our expectation that they uphold the highest levels of honesty, integrity, ethical standards and compliance with the law. For additional information, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — FCPA Investigation” in Item 7 of our annual report on Form 10-K for the year ended December 31, 2006.

We voluntarily disclosed information relating to the initial allegations and other information found in the investigation and compliance review to the DOJ and the Securities and Exchange Commission and are cooperating with these authorities as the investigation and compliance reviews continue and as they review the matter. If violations of the FCPA occurred, we could be subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement, and injunctive relief. Civil penalties under the antibribery provisions of the FCPA could range up to $10,000 per violation, with a criminal fine up to the greater of $2 million per violation or twice the gross pecuniary gain to us or twice the gross pecuniary loss to others, if larger. Civil penalties under the accounting provisions of the FCPA can range up to $500,000 and a company that knowingly commits a violation can be fined up to $25 million. In addition, both the SEC and the DOJ could assert that conduct extending over a period of time may constitute multiple violations for purposes of assessing the penalty amounts. Often, dispositions for these types of matters result in modifications to business practices and compliance programs and possibly a monitor being appointed to review future business and practices with the goal of ensuring compliance with the FCPA.

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

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver for drilling demand; however, the availability of quality drilling prospects, exploration success, rig availability, relative production costs, the stage of reservoir development and political and regulatory environments also affect our customers’ drilling programs. We expect global demand for contract drilling services to remain strong, driven by increasing worldwide energy demand and demand for oil and natural gas, an increased focus by oil and natural gas companies on offshore prospects and increased global participation by national oil companies. Customer requirements for deepwater drilling capacity continue to expand, as successful results in exploration drilling have led to prolonged field development programs around the world, placing deepwater assets in limited supply beyond the end of the decade. In June 2007, we committed to build a deepwater drillship. Our commitment was initially driven by the need to protect the delivery date necessary to meet a specific customer requirement. While we ultimately did not reach an agreement with that customer, we determined that it was important to proceed with the construction of the drillship given the long-term market outlook and attractive delivery date. In July 2007, we acquired an additional deepwater drillship currently under construction with delivery expected in early 2010. We believe that these two deepwater drillships currently under construction will be valuable in meeting future client needs. These drillships further our progress toward our strategic direction of expansion of our drilling services in the deepwater sector.

Our deepwater fleet, which consists of our drillships and our semisubmersibles operating in water depths greater than 4,500 feet, currently operates in West Africa, Brazil and Egypt, and is fully contracted through mid-2008, with most of our fleet contracted into 2010. In November 2006, we were awarded five-year contract extensions beginning in 2008 for the Pride Brazil and Pride Carlos Walter and a three-year contract extension for the Pride North America, each at substantially higher dayrates from their previous contract dayrates. The Pride South Pacific commenced a two-year contract at a dayrate three times the prior contract rate at the end of March 2007. In June 2007, our customer for both the Pride Africa and Pride Angola exercised two one-year options to extend the existing contract for the Pride Africa through December 2011. The current commitment for the Pride Angola ends in June 2008 and is expected to recontract at significantly higher dayrates. Strong global demand for energy and attractive commodity prices are fueling continued growth in exploration and development spending by oil and natural gas producing companies. We believe that long-term market conditions for deepwater drilling services are favorable and that demand for deepwater rigs will continue to exceed supply for the next several years, producing attractive opportunities for deepwater drilling rigs, especially ultra-deepwater rigs like ours under construction. We believe that favorable commodity prices for oil, geological successes in exploratory markets and, in general, more favorable political conditions will continue to encourage the development of new projects by exploration and production companies on a number of major discoveries. In addition, we believe that the need for deepwater rigs will continue to grow for existing offshore development projects in West Africa, the Gulf of Mexico and Brazil.

Our midwater fleet, which consists of our semisubmersibles operating in water depths from 1,000 feet to 4,500 feet, currently operates in Africa, Brazil, and the Mediterranean Sea. At present, strong demand and limited availability of rigs continues to sustain dayrates at historically high levels. Contracts for midwater rigs tend to be shorter in duration than contracts for deepwater rigs, with one to three years as the typical length. We believe strong demand and a limited ability to increase rig supply in the short term will result in favorable market conditions through 2008. In May 2007, the Pride Mexico was awarded a five-year contract at dayrates substantially higher than previously contracted, for drilling operations in Brazil. The contract is expected to commence during the second quarter of 2008 following upgrades and maintenance and subsequent mobilization from the U.S. Gulf of Mexico to Brazil. The Pride South America, Pride South Seas and Pride South Atlantic commenced new contracts at higher dayrates in 2007. We expect that revenues will be higher for the remainder of 2007, as compared to 2006, due to higher dayrates, but will be partially offset by decreased utilization as the Pride Mexico is in the shipyard for the remainder of the year and two other rigs are scheduled to be out-of-service for planned regulatory inspection and maintenance.

We continue to benefit from the strength in the international jackup market; however, we continue to monitor the potential effect of the expected addition of approximately 24 newbuild jackups to the global market with scheduled delivery in the next twelve months and 48 additional newbuild jackups with scheduled delivery dates from mid-2008 through 2010. The addition of this rig capacity to the market could have an adverse impact on our utilization and dayrates, particularly in international markets. The dayrate environment in the U.S. Gulf of Mexico has been under pressure from lower demand for rigs and high natural gas storage levels. Contracts for our U.S. Gulf of Mexico jackup fleet tend to be for shorter periods as compared to international jackup contracts and, in certain cases, are indexed to market rates for similar rigs. Several rigs owned by our competitors are expected to leave the U.S. Gulf of Mexico for international markets and the demand for additional offshore rigs in Mexico is expected to increase. Any improvement in dayrates will largely depend upon changes in natural gas storage levels affecting natural gas prices that drive increased activity levels, the impact of the 2007 hurricane season on our customers’ drilling programs, and the number and timing of rigs moving from the U.S. Gulf of Mexico to Mexico and other international markets. The Pride New Mexico completed its scheduled shipyard maintenance in July 2007 and is contracted through March 2008 in the U.S. Gulf of Mexico. The Pride Tennessee completed its shipyard upgrade in February 2007 and is contracted through August 2009 in Mexico. In April 2007, we announced one-year contracts for the Pride Alabama, Pride Colorado and Pride Mississippi mat-supported rigs for work in the Mexican waters of the Gulf of Mexico. The Pride Mississippi is scheduled to leave the U.S. Gulf of Mexico in August 2007 and the Pride Oklahoma departed from the U.S. Gulf of Mexico to Mexico in July 2007. The Pride Alabama and Pride Colorado contracts commenced in May 2007 and July 2007, respectively, in direct continuation of existing contract commitments.

We have initiated or plan to initiate maintenance and upgrade projects in 2007 for 15 rigs, as compared to maintenance and upgrade projects for 13 rigs in 2006. Following the completion of these projects, we expect the number of out-of-service days to decline in 2008. Increased demand for contract drilling operations has increased demand for oilfield equipment and spare parts, which when coupled with the consolidation of equipment suppliers, has resulted in longer order lead times to obtain critical spares, higher repair and maintenance costs and longer out-of-service time for major repair and upgrade projects. Our maintenance and upgrade projects may be subject to such repair delays.

In the first six months of 2007, demand for contract drilling services and related well services remained high for our Latin America Land and E&P Services operations, which resulted in higher pricing and an increase in total days worked. The market outlook for Latin America remains favorable as economic growth continues to stimulate increased demand for oil and natural gas. Argentina is currently experiencing an unusually cold winter, which is increasing the demand for oil and natural gas in excess of the current supply. In the second quarter of 2007, we recorded $5.6 million in additional operating expenses resulting from wage and benefit increases with our Argentine union workers due to government-mediated union negotiations with the energy industry. We expect labor costs in Argentina to significantly increase in the near term. As in prior years, we are seeking to recover the additional costs through retroactive dayrate increases; however, we can give no assurances as to the amount or timing of any recoveries.

We are actively pursuing options for maximizing the value of our Latin America Land and E&P Services operations. We are currently involved in discussions with potential buyers with respect to the disposition of these operations. However, we can provide no assurance that those discussions will result in an agreement on terms we find acceptable. In addition, we continue to pursue capital market alternatives. We can give no assurance as to the timing of any disposition of these operations.

Backlog

Our backlog at June 30, 2007, totaled approximately $5.7 billion for our executed contracts. Approximately $2.4 billion of this $5.7 billion backlog is expected to be realized over the next 12 months. Our backlog at December 31, 2006, was $5.7 billion. Backlog, or future contracted revenue for our offshore fleet, is calculated by us as the contract dayrate multiplied by the number of days remaining on the contract. Backlog excludes revenues for mobilization, demobilization, contract preparation, customer reimbursables and performance bonuses. The amount of actual revenues earned and the actual periods during which revenues are earned will be different than the amount disclosed or expected due to various factors. Downtime due to various operating factors, including unscheduled repairs, maintenance, weather and other factors, may result in lower applicable dayrates than the full contractual operating dayrate, as well as the ability of our customers to terminate contracts under certain circumstances. Our land rigs operate primarily on short-term or well-to-well contracts, and we therefore believe backlog is not meaningful for those rigs.

Segment Review

We operate our business in three principal reportable segments: Offshore, which comprises our offshore drilling activity, currently in Africa, Brazil, the Mediterranean Sea, the Middle East, Southeast Asia and the Gulf of Mexico; Latin America Land, which comprises our land-based drilling and workover rigs and two lake barge rigs in Latin America, currently in Argentina, Venezuela, Colombia, Bolivia, and Mexico; and E&P Services, which includes exploration and production services in Latin America. “Other” includes land-based drilling and workover operations outside of Latin America (currently Chad, Kazakhstan and Pakistan), labor contracts, engineering and management consulting services.

The following table presents selected consolidated financial information by reporting segment:

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
Offshore	$517.1	$384.3	$972.8	$748.7
Latin America Land	192.2	156.2	370.3	296.6
E&P Services	54.2	50.3	102.5	89.2
Other	27.7	25.7	57.6	48.9
Corporate	—	—	—	—

Total	$791.2	$616.5	$1,503.2	$1,183.4

Earnings from operations:
Offshore	$213.6	$114.5	$384.1	$240.7
Latin America Land	27.6	28.8	59.3	51.3
E&P Services	7.8	7.4	14.3	11.3
Other	19.7	7.0	22.9	9.9
Corporate	(31.5)	(32.5)	(66.8)	(58.2)

Total	$237.2	$125.2	$413.8	$255.0

Offshore

We have provided below additional information based on the service capabilities of our offshore fleet. We consider our drillships and our semisubmersible rigs operating in water depths greater than 4,500 feet as deepwater and our semisubmersible rigs operating in water depths from 1,000 feet to 4,500 feet as midwater. Our jackups operate in water depths up to 300 feet. As of August 1, 2007, our Offshore segment was comprised of two deepwater drillships, 12 semisubmersible rigs, 28 jackup rigs, 10 platform rigs, three tender-assisted rigs, one barge rig, and five deepwater rigs managed for other parties. The following table summarizes our revenue and earnings from operations by type of offshore rig in our fleet:

			For the Six
	For the Three Months		Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
Deepwater	$167.2	$117.0	$305.3	$230.0
Midwater	95.7	39.3	175.9	80.4
Jackups	192.2	170.0	374.8	320.1
Other	62.0	58.0	116.8	118.2

Total	$517.1	$384.3	$972.8	$748.7

Earnings from operations:
Deepwater	$76.7	$29.9	$129.7	$62.4
Midwater	45.7	3.9	78.4	8.6
Jackups	82.4	79.3	161.3	164.0
Other	8.8	1.4	14.7	5.7

Total	$213.6	$114.5	$384.1	$240.7

The following table summarizes our average daily revenues and percentage utilization by type of offshore rig in our fleet:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007		2006		2007		2006
	Average		Average		Average		Average
	Daily		Daily		Daily		Daily
	Revenues(1)	Utilization(2)	Revenues(1)	Utilization(2)	Revenues(1)	Utilization(2)	Revenues(1)	Utilization(2)

Deepwater	$236,200	97%	$173,700	93%	$215,800	98%	$175,800	90%
Midwater	$203,500	86%	$93,500	77%	$175,000	93%	$89,300	83%
Jackups	$94,100	80%	$79,500	84%	$92,400	80%	$72,000	86%
Other	$49,400	73%	$48,400	69%	$48,700	70%	$46,800	68%

(1)	Average daily revenues are based on total revenues for each type of rig divided by actual days worked by all rigs of that type. Average daily revenues will differ from average contract dayrate due to billing adjustments for any non-productive time, mobilization fees, demobilization fees, performance bonuses and charges to the customer for ancillary services.

(2)	Utilization is calculated as the total days worked divided by the total days in the period.

Deepwater

Revenues increased $50.2 million, or 43%, for the three months ended June 30, 2007, over the comparable period in 2006. This increase is primarily due to additional revenue of $25.3 million from the Pride South Pacific, working offshore West Africa, which began a new contract in March 2007 with a dayrate three times higher than its previous contract. The Pride Portland and Pride Rio de Janeiro added $12.0 million due to the non-cash amortization of deferred revenue related to unfavorable market rate contracts assumed from our purchase of the remaining interests in those drilling rigs in November 2006. Earnings from operations increased $46.8 million, or 157%, for the three months ended June 30, 2007, over the comparable period in 2006 primarily due to the increases in revenue. Utilization remains high, as our deepwater fleet is fully contracted through mid-2008; as a result, we would benefit from increasing dayrates for deepwater rigs only when our deepwater fleet can operate under new contracts or as our new deepwater assets become available.

Revenues increased $75.3 million, or 33%, for the six months ended June 30, 2007 over the comparable period in 2006. This improvement is primarily due to increased utilization from the Pride North America, which had non-revenue maintenance and repair downtime in 2006, and an increase in revenue from the non-cash amortization of deferred revenue related to the Pride Portland and Pride Rio de Janeiro. Additionally, in March 2007, the Pride South Pacific began its new contract at a substantially higher dayrate. This new contract, combined with the amortization of deferred contract revenues, contributed to the improvement in our average daily revenues for the six months ended June 30, 2007, which increased 23% over the comparable period in 2006. Earnings from operations increased $67.3 million, or 108%, for the six months ended June 30, 2007 over the comparable period in 2006 due to the increases in revenue noted above.

Midwater

Revenues increased $56.4 million, or 144%, for the three months ended June 30, 2007 over the comparable period in 2006. Average daily revenue for the three months ended June 30, 2007 increased 118% over the comparable period in 2006 due to higher dayrates for several rigs in our fleet. In addition, the Pride South Atlantic increased its utilization in the second quarter of 2007 when compared to the three months ended June 30, 2006 due to a maintenance project in 2006. Earnings from operations increased $41.8 million, or 1,072%, for the three months ended June 30, 2007 over the comparable period in 2006 due to the higher dayrates and increased utilization. The Pride South America and Pride South Seas are scheduled for maintenance and inspection projects in September 2007 and November 2007, respectively, and will be out of service for approximately 75 days and 100 days, respectively. The Pride Mexico entered the shipyard in May 2007 for an estimated 270 day upgrade and maintenance program, which is necessary to meet operator requirements for its new five-year contract in Brazil scheduled to begin mid-2008 after a planned 90 day mobilization period.

Revenues increased $95.5 million, or 119%, for the six months ended June 30, 2007 over the comparable period in 2006. The increase is due to higher dayrates and utilization for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. Average daily revenue for the six months ended June 30, 2007 increased 96% over the comparable period in 2006 as a result of the Pride Venezuela, Pride South Atlantic and Pride South Seas commencing new contracts with substantially higher dayrates. Earnings from operations increased $69.8 million, or 812%, for the six months ended June 30, 2007 over the comparable period in 2006 due to these higher dayrates. The Pride South America and Pride South Atlantic began working under new contracts in February 2007 and April 2007, respectively, at substantially higher dayrates.

Jackups

Revenues increased $22.2 million, or 13%, for the three months ended June 30, 2007 over the comparable period in 2006. This increase is primarily due to higher dayrates for our international jackups partially offset by lower utilization rates in the U.S. Gulf of Mexico. Average daily revenue for our jackup fleet for the three months ended June 30, 2007 increased 18% over the same period in 2006 due to higher dayrates in international markets. Earnings from operations for the three months ended June 30, 2007 increased by $3.1 million, or 4%, over the comparable period in 2006 primarily due to the higher dayrates. The Pride Louisiana completed shipyard maintenance and began a contract in July 2007 that runs through April 2009. The Pride Hawaii returned to service early to begin its new three year contract in May 2007. The Pride New Mexico left the shipyard in July 2007 and is mobilizing to the U.S. Gulf of Mexico to begin its contract, which extends through 2008. We have one other jackup currently in the shipyard for maintenance and regulatory inspection projects. We have three additional jackups scheduled for maintenance and regulatory inspection projects for the remainder of 2007.

Revenues increased $54.7 million, or 17%, for the six months ended June 30, 2007 over the comparable period in 2006. The increase is primarily due to higher dayrates received from our international jackups, partially offset by a decline in utilization in the U.S. Gulf of Mexico. Average daily revenue for our jackup fleet for the six months ended June 30, 2007 increased 28% over the same period in 2006. Earnings from operations decreased $2.7 million, or 2%, for the six months ended June 30, 2007 over the comparable period in 2006 due to a $25.3 million gain on the sale of the Pride Rotterdam in 2006, substantially offset by higher earnings from our international fleet as a result of higher dayrates. The Pride Tennessee completed its life enhancement project in February 2007 and began a contract in March 2007 that runs through August 2009. The Pride Wisconsin completed its scheduled maintenance project and began a two-year contract with a dayrate substantially higher than its previous contract.

Other Offshore

Revenues increased $4.0 million, or 7%, for the three months ended June 30, 2007 over the comparable period in 2006 primarily due to increased utilization for our platform rigs in the U.S. Gulf of Mexico and our managed rigs. Average daily revenue for our tender-assisted barges and other offshore assets for the three months ended June 30, 2007 increased 2% over the comparable period in 2006. Earnings from operations increased $7.4 million, or 529%, for the three months ended June 30, 2007 over the comparable period in 2006. The Alligator, Al Baraka I and Barracuda are currently working in West Africa under contracts that expire in December 2008, December 2007, and September 2007, respectively. We also provide drilling management services for five deepwater platform drilling rigs, consisting of two tension leg platforms, two spar units and a semisubmersible rig, under management contracts that expire between 2008 and 2010.

Revenues decreased $1.4 million, or 1%, for the six months ended June 30, 2007 over the comparable period in 2006. Lower revenues for the current six months compared with the prior year is primarily a result of the completion of management contracts for the GP19 and the GP20 and decreased utilization of the Bintang Kalimantan during 2006, partially offset by higher platform rig revenues. Average daily revenue for our tender-assisted barges and other offshore assets for the six months ended June 30, 2007 increased 4% over the comparable period in 2006. The increase in average daily revenue is primarily due to higher dayrates for platform rigs in the U.S. Gulf of Mexico. Earnings from operations for this segment also increased $9.0 million, or 158%, for the six months ended June 30, 2007 over the comparable period in 2006 due to higher dayrates for platform rigs.

Latin America Land

As of August 1, 2007, our Latin America Land segment comprised 209 drilling, workover and lake barge rigs, of which 98% were contracted. The following table summarizes our average daily revenues and the number of days worked by rig-type in our Latin America Land fleet (excluding the Pride I and Pride II lake barge rigs):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007		2006		2007		2006
	Average		Average		Average		Average
	Daily	Days	Daily	Days	Daily	Days	Daily	Days
	Revenues(1)	Worked(2)	Revenues(1)	Worked(2)	Revenues(1)	Worked(2)	Revenues(1)	Worked(2)

Drilling	$17,800	5,796	$14,900	5,754	$17,100	11,571	$14,600	11,256
Workover	$7,200	11,613	$5,800	11,231	$7,100	22,720	$5,600	21,671

(1)	Average daily revenues are based on total revenues for each type of rig divided by actual days worked by all rigs of that type.

(2)	Days worked is calculated as the total days worked by all rigs of each type during the period.

Revenues increased $36.0 million, or 23%, for the three months ended June 30, 2007 over the comparable period in 2006 due to increased revenues in Argentina and Colombia. Argentina had increased dayrates and utilization for the second quarter of 2007 over the comparable period in 2006, which added $20.9 million to revenues over the comparable period in 2006. Colombia had increased revenues of $14.3 million over the comparable period in 2006 due to the transfers of a drilling rig from Kazakhstan and a previously idle workover rig in Venezuela. Earnings from operations decreased $1.2 million, or 4%, over the comparable period in 2006 primarily due to the recording of $4.5 million in wage and benefit increases resulting from government-mediated union negotiations with the energy industry in Argentina.

Revenues increased $73.7 million, or 25%, for the six months ended June 30, 2007 over the comparable period in 2006. Average daily revenues for our Latin America Land drilling fleet for the six months ended June 30, 2007 increased by approximately 17% over the comparable period in 2006. The increase in both revenues and average daily revenues is due to dayrate increases in Argentina and additional revenues in Colombia from the mobilization of two rigs from Kazakhstan and Venezuela. Average daily revenue for our Latin America Land workover fleet for the six months ended June 30, 2007 increased by approximately 27% over the comparable period in 2006 due in part to the disposition of the drilling rigs in Brazil in March 2006, which had operated at substantially lower dayrates. The increase is also due to strong dayrate increases in Argentina and Colombia with moderate dayrate increases in Venezuela. The number of days worked and average daily revenue fluctuate for workover rigs from period to period based on the location and nature of the wells being worked. Earnings from operations for our Latin America Land segment increased $8.0 million, or 16%, for the six months ended June 30, 2007 over the comparable period in 2006 primarily due to higher dayrates earned in Argentina and Colombia partially offset by decreased activity in Bolivia and higher operating costs in Argentina and Venezuela.

E&P Services

We currently provide E&P services in Argentina, Bolivia, Brazil, Ecuador, Peru and Venezuela, consisting primarily of pressure pumping services, integrated services and other exploration and production services.

Revenue for the E&P Services segment increased $3.9 million, or 8%, for the three months ended June 30, 2007 as compared to the same period in 2006. Earnings from operations increased $0.4 million, or 5%, for the three months ended June 30, 2007 over the comparable period in 2006. The increase in revenues was offset by the adverse impact of $1.1 million related to accruals for wage and benefit increases for Argentine union employees.

Revenues of our E&P Services segment for the six months ended June 30, 2007 increased $13.3 million, or 15%, over the comparable period in 2006 primarily due to increased revenue from pressure pumping and integrated services in the south and west regions of Argentina partially offset by downtime resulting from the mobilization of equipment located in Colombia to Venezuela and Argentina, which provide higher margin business, during the six months ended June 30, 2006. Earnings from operations increased $3.0 million, or 27%, for the six months ended

June 30, 2007 over the comparable period in 2006 primarily due to increased revenues in Argentina partially offset by increased operating costs for the negotiated wage and benefits increases with our Argentine union workers.

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

The following table presents selected consolidated financial information:

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)		(In millions)

Revenues	$791.2	$616.5	$1,503.2	$1,183.4
Costs and expenses
Operating costs, excluding depreciation and amortization	444.1	391.8	863.4	764.1
Depreciation and amortization	77.9	64.4	155.5	129.9
General and administrative, excluding depreciation and amortization	40.8	36.8	79.8	62.8
Gain on sales of assets, net	(8.8)	(1.7)	(9.3)	(28.4)

	554.0	491.3	1,089.4	928.4

Earnings from operations	237.2	125.2	413.8	255.0
Other income (expense), net
Interest expense	(20.3)	(18.5)	(40.9)	(38.2)
Interest income	0.8	1.7	1.5	2.5
Other income (expense), net	(0.9)	(2.0)	(3.9)	0.4

Income from continuing operations before Income tax and minority interest	216.8	106.4	370.5	219.7
Income taxes	(69.2)	(37.2)	(120.2)	(79.4)
Minority interest	(1.5)	(1.4)	(2.5)	(2.8)

Income from continuing operations	$146.1	$67.8	$247.8	$137.5

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues.  Revenues for the three months ended June 30, 2007 increased $174.7 million, or 28%, compared with the three months ended June 30, 2006. All segments experienced increased revenues as demand for drilling and related services continued to increase. Offshore revenues increased $132.8 million due to overall higher average daily revenues, higher utilization for the Pride South Atlantic, and $12.0 million of additional revenues from the Pride Portland and Pride Rio de Janeiro due to the non-cash amortization of deferred revenue related to unfavorable market rate contracts assumed from our purchase of the remaining interests in those drilling rigs in November 2006. Latin America Land revenues increased $36.0 million, or 23%, primarily due to price increases for drilling and workover services in Argentina.

Operating Costs.  Operating costs for the three months ended June 30, 2007 increased $52.3 million, or 13%, compared with the three months ended June 30, 2006 primarily due to incremental costs due to higher fleet utilization, higher labor costs and higher repair and maintenance costs. Included in the increase in operating costs are $5.6 million for union wage and benefit increases in Argentina that affected our Latin America Land and E&P Services segments. Operating costs as a percentage of revenues were 56% and 64% for the three months ended

June 30, 2007 and 2006, respectively. The decrease as a percentage of revenue was primarily driven by the significant increase in dayrates.

Depreciation and Amortization.  Depreciation expense for the three months ended June 30, 2007 increased $13.5 million, or 21%, compared with the three months ended June 30, 2006. This increase relates primarily to the addition of the Pride Portland and Pride Rio de Janeiro in November 2006 and the completion of a number of capitalized shipyard projects during 2006 and early 2007.

General and Administrative.  General and administrative expenses for the three months ended June 30, 2007 increased $4.0 million, or 11%, compared with the three months ended June 30, 2006 primarily due to approximately $1.8 million of severance costs, $1.2 million expensed for upgrades to our accounting and financial reporting systems, and increased staffing and related wages and benefits, partially offset by a decrease of $1.7 million related to the ongoing investigation described under “— FCPA Investigation” above.

Gain on Sales of Assets, Net.  We had net gains on sales of assets of $8.8 million for the three months ended June 30, 2007 primarily due to the sale of a land drilling rig. We had net gains on sales of assets, primarily scrap equipment, of $1.7 million for the three months ended June 30, 2006.

Interest Expense.  Interest expense for the three months ended June 30, 2007 increased by $1.8 million, or 10%, compared with the three months ended June 30, 2006 primarily due to the $284 million of debt that was acquired as part of our acquisition of the remaining 70% interest in the former joint venture entity that owns the Pride Portland and Pride Rio de Janeiro in November 2006.

Other Income (Expense), Net.  Other income (expense), net for the three months ended June 30, 2007 increased by $1.1 million compared with the three months ended June 30, 2006 primarily due to a $1.4 million foreign exchange loss for the three months ended June 30, 2007 as compared to a $3.6 million loss for the same period in 2006, a $0.2 million gain for the three months ended June 30, 2007 for mark-to-market adjustments and cash settlements on interest rate swap and cap agreements as compared to a $0.6 million gain for the same period in 2006, and a $0.9 million decrease from 2007 to 2006 in equity earnings from unconsolidated subsidiaries.

Income Taxes.  Our consolidated effective income tax rate for continuing operations for the three months ended June 30, 2007 was 31.9% compared with 34.9% for the three months ended June 30, 2006. The lower rate in 2007 was principally the result of higher profitability in tax jurisdictions with low statutory rates.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues.  Revenues for the six months ended June 30, 2007 increased $319.8 million, or 27%, compared with the six months ended June 30, 2006. Offshore revenues increased $224.1 million due to overall higher average daily revenues, particularly with respect to our deepwater and midwater fleets, higher utilization for our deepwater and midwater fleets, and $23.7 million of additional revenues from the Pride Portland and Pride Rio de Janeiro due to the non-cash amortization of deferred revenue. Latin America Land revenues increased $73.7 million, or 25%, primarily due to price increases for drilling and workover services in Argentina and Colombia.

Operating Costs.  Operating costs for the six months ended June 30, 2007 increased $99.3 million, or 13%, compared with the six months ended June 30, 2006 primarily due to higher labor costs and higher repair and maintenance costs primarily in the Latin America Land segment. Included in this increase was $5.6 million expensed in June 2007 for union wage and benefit increases in Argentina. Operating costs as a percentage of revenues were 57% and 65% for the six months ended June 30, 2007 and 2006, respectively. The decrease as a percentage of revenue was primarily driven by the increase in dayrates.

Depreciation and Amortization.  Depreciation expense for the six months ended June 30, 2007 increased $25.6 million, or 20%, compared with the six months ended June 30, 2006. This increase relates primarily to the addition of the Pride Portland and Pride Rio de Janeiro in November 2006 and the completion of a number of capitalized shipyard projects during 2006 and early 2007.

General and Administrative.  General and administrative expenses for the six months ended June 30, 2007 increased $17.0 million, or 27%, compared with the six months ended June 30, 2006 primarily due to $2.8 million of severance costs, $1.7 million for Latin America Land senior management team and related expenses towards a possible divestiture transaction of the Latin America Land and E&P Services segment, and $1.4 million expensed for upgrades to our accounting and financial reporting systems. Additionally in the 2007 period, there was an increase of $3.5 million of expenses related to the ongoing investigation described under “— FCPA Investigation” above and a $0.7 million increase in compensation costs due to stock-based compensation. The remainder of the increase is due to increased staffing and related wages and benefits.

Gain on Sales of Assets, Net.  We had net gains on sales of assets of $9.3 million for the six months ended June 30, 2007 primarily due to the sale of one land rig. We had net gains on sales of assets of $28.4 million for the six months ended June 30, 2006 primarily due to the sale of the Pride Rotterdam and four land rigs.

Interest Expense.  Interest expense for the six months ended June 30, 2007 increased by $2.7 million, or 7%, compared with the six months ended June 30, 2006 primarily due to the $284 million of debt that was acquired as part of our acquisition of the remaining 70% interest in the former joint venture entity that owns the Pride Portland and Pride Rio de Janeiro in November 2006.

Other Income (Expense), Net.  Other income (expense), net for the six months ended June 30, 2007 decreased by $4.3 million compared with the six months ended June 30, 2006 primarily due to a $3.1 million foreign exchange loss for the six months ended June 30, 2007 as compared to a $2.6 million loss for the same period in 2006, a $0.8 million loss for the six months ended June 30, 2007 for mark-to-market adjustments and cash settlements on interest rate swap and cap agreements as compared to a $1.8 million gain for same period in 2006, and a $1.4 million decrease from 2007 to 2006 in equity earnings from unconsolidated subsidiaries.

Income Taxes.  Our consolidated effective income tax rate for continuing operations for the six months ended June 30, 2007 was 32.4% compared with 36.1% for the six months ended June 30, 2006. The lower rate in 2007 was principally the result of higher profitability in low tax jurisdictions.

Liquidity and Capital Resources

Our objective in financing our business is to maintain adequate financial resources and access to additional liquidity. Our $500.0 million senior secured revolving credit facility provides back-up liquidity in the event of an unanticipated significant demand on cash that would not be funded by operations. At June 30, 2007, we had $480.8 million of availability under this facility.

During the six months ended June 30, 2007, we used cash flows generated from operations as our primary source of liquidity, including for working capital needs, repayment of debt and capital expenditures. We believe that our cash on hand, cash flows from operations and availability under our revolving credit facility will be sufficient for the remainder of 2007 to fund our working capital needs, scheduled debt repayments and anticipated capital expenditures. In addition, we will continue to pursue opportunities to expand or upgrade our fleet, which could result in additional capital investment. Subject to the limitations imposed by our existing debt arrangements, we may in the future elect to return capital to our stockholders by share repurchases or the payment of dividends.

Sources and Uses of Cash — Six Months Ended June 30, 2007 versus Six Months Ended June 30, 2006

Cash and cash equivalents, including restricted cash, totaled $126.2 million at June 30, 2007 compared with $65.9 million at December 31, 2006. For the six months ended June 30, 2007, net cash provided by operating activities was $281.7 million compared with $248.9 million for the six months ended June 30, 2006. The increase in net cash provided from operations was primarily due to an increase in net income, partially offset by an increase in prepaid expenses and accounts receivable and a decrease in other liabilities.

Purchases of property and equipment totaled $170.6 million and $105.0 million for the six months ended June 30, 2007 and 2006, respectively. The majority of these expenditures related to capital expenditures incurred in connection with life enhancements and other sustaining capital projects. With respect to our recent drillship construction contracts, we spent approximately $210 million in July 2007 to secure the construction of the rigs, with approximately $110 million of additional payments due in 2007, approximately $350 million in 2008, approximately $285 million in 2009, and approximately $465 million in 2010. We expect to fund construction of both rigs through available cash, cash flow from operations and borrowing under our revolving credit facility.

Proceeds from dispositions of property and equipment were $17.1 million and $54.6 million for the six months ended June 30, 2007 and 2006, respectively. Included in the proceeds for the six months ended June 30, 2007 was $17.3 million related to the sale of one land rig in the Eastern Hemisphere. Included in the proceeds for the six months ended June 30, 2006 was $51.3 million related to the sale of the Pride Rotterdam and four land rigs.

We received proceeds of $2.1 million and $1.4 million from the issuance of common stock under our employee stock purchase plan in the six months ended June 30, 2007 and 2006, respectively. We also received proceeds of $22.2 million and $27.5 million from the exercise of stock options in the six months ended June 30, 2007 and 2006, respectively.

Debt, including current maturities, totaled $1,290.7 million at June 30, 2007 compared with $1,386.6 million at December 31, 2006. The decrease in debt is due to scheduled principal payments and a $50 million net reduction of the outstanding balance on our revolving credit facility.

Working Capital

As of June 30, 2007, we had working capital of $419.3 million compared with $293.1 million as of December 31, 2006. The increase in working capital was attributable primarily to the effect of an increase in trade receivables and cash, partially offset by an increase in the current portion of long-term debt.

Available Credit Facilities

We currently have a $500.0 million senior secured revolving credit facility with a group of banks maturing in July 2009. Borrowings under the facility are available for general corporate purposes. We may obtain up to $100.0 million of letters of credit under the revolving credit facility. As of June 30, 2007, there were no outstanding borrowings and $19.2 million of letters of credit outstanding under the facility. Amounts drawn under the facility bear interest at variable rates based on LIBOR plus a margin or prime rate plus a margin. The interest rate margin varies based on our leverage ratio. As of June 30, 2007, the interest rate on the facility was approximately 5.9% and availability was approximately $480.8 million.

Other Outstanding Debt

As of June 30, 2007, we had outstanding $500.0 million principal amount of 7 3/8% Senior Notes due 2014. The notes provide for semiannual interest payments and contain provisions that limit our ability and the ability of our subsidiaries to enter into transactions with affiliates; pay dividends or make other restricted payments; incur debt or issue preferred stock; incur dividend or other payment restrictions affecting our subsidiaries; sell assets; engage in sale and leaseback transactions; create liens; and consolidate, merge or transfer all or substantially all of our assets. Many of these restrictions will terminate if the notes are rated investment grade by either S&P or Moody’s and, in either case, the notes have a specified minimum rating by the other rating agency. We are required to offer to repurchase the notes in connection with specified change in control events that result in a ratings decline.

As of June 30, 2007, we had outstanding $300.0 million principal amount of 3 1/4% Convertible Senior Notes due 2033. The notes provide for semiannual interest payments and for the payment of contingent interest during any six-month interest period commencing on or after May 1, 2008 for which the trading price of the notes for each of the five trading days immediately preceding such period equals or exceeds 120% of the principal amount of the notes. Beginning May 5, 2008, we may redeem any of the notes at a redemption price of 100% of the principal amount redeemed plus accrued and unpaid interest. In addition, note holders may require us to repurchase the notes on May 1 of 2008, 2010, 2013, 2018, 2023 and 2028 at a repurchase price of 100% of the principal amount redeemed plus accrued and unpaid interest. We may elect to pay all or a portion of the repurchase price in common stock instead of cash, subject to certain conditions. The notes are convertible under specified circumstances into shares of our common stock at a conversion rate of 38.9045 shares per $1,000 principal amount of notes (which is equal to a conversion price of $25.704), subject to adjustment. Upon conversion, we will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and common stock.

As of June 30, 2007, we had $165.1 million principal amount outstanding under our drillship loan facility due in 2010. Our drillship loan facility is collateralized by the two drillships, the Pride Africa and the Pride Angola, and the proceeds from the related drilling contracts. The drillship loan facility matures in September 2010 and amortizes quarterly. The drillship loan facility is non-recourse to us and the joint owner. The drillship loan bears interest at LIBOR plus 1.50%. As a condition of the loan, we maintain interest rate swap and cap agreements with the lenders. In accordance with the debt agreements, certain cash balances are held in trust to assure that timely interest and principal payments are made. As of June 30, 2007 and December 31, 2006, $1.4 and $1.8 million, respectively, of such cash balances, which amount is included in restricted cash, was held in trust and not available for our use.

In February 1999, we completed the sale and leaseback of the Pride South America semisubmersible drilling rig with an unaffiliated leasing trust pursuant to which we received $97.0 million. We consolidate the leasing trust’s assets and liabilities, which comprise the Pride South America rig and the associated note payable. As of June 30, 2007 and December 31, 2006, the carrying amount of the note payable was approximately $58.4 million and $64.2 million, respectively. The note payable is collateralized by the Pride South America. The note payable bears interest at 9.35% and requires quarterly interest payments. In February 2007, we gave an irrevocable notice of our intent to exercise our right to prepay the semisubmersible loan in August 2007.

In November 2006, we completed the purchase of the remaining 70% interest in the joint venture entity that owns the Pride Portland and Pride Rio de Janeiro. This transaction resulted in the addition of approximately $284 million of debt, net of fair value discount, (representing 100% of the joint venture entity’s debt) to our consolidated balance sheet. The notes representing the debt were used by the joint venture entity to finance a portion of the cost of construction of these rigs. Repayment of the notes is guaranteed by the United States Maritime Administration (“MARAD”). The notes bear interest at a weighted average fixed rate of 4.33%, mature in 2016 and are prepayable, in whole or in part, at any time, subject to a make-whole premium. As of June 30, 2007 and December 31, 2006, the carrying amount of the notes was approximately $269.3 million and $284.1 million, respectively. The notes are collateralized by the two rigs and the net proceeds received by subsidiary project companies chartering the rigs.

In addition, we have provided standby letters of credit valued at $41.6 million as of June 30, 2007 to contest certain tax assessments in Mexico.

Other Sources and Uses of Cash

We expect our purchases of property and equipment for 2007, excluding our new drillship commitments, to be approximately $470 million, of which we spent $170.6 million during the first two quarters of 2007. These purchases are expected to be used primarily for various rig upgrades in connection with new contracts as contracts expire during the year along with other sustaining capital projects. With respect to our new drillships currently under construction for which the total estimated costs are approximately $1.4 billion, we expect to make payments of approximately $320 million in 2007, excluding capitalized interest. We expect to fund both of the rigs through available cash, cash flow from operations and borrowings against our revolving credit facility.

We anticipate making income tax payments of approximately $135 million to $150 million in 2007, of which we paid $83.2 million during the first two quarters of 2007.

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

We may review from time to time possible expansion and acquisition opportunities relating to our business segments, which may include the construction of rigs for our fleet and acquisitions of rigs and other business in addition to those described in this quarterly report. Any determination to construct additional rigs for our fleet will be based on market conditions and opportunities existing at the time, including the availability of long-term contracts with sufficient dayrates for the rigs and the relative costs of building new rigs with advanced capabilities compared with the costs of retrofitting or converting existing rigs to provide similar capabilities. The timing, size or success of any additional acquisition or construction effort and the associated potential capital commitments are unpredictable. We may fund all or part of any such efforts with proceeds from debt and/or equity issuances.

We consider from time to time opportunities to dispose of certain assets or groups of assets when we believe the capital could be more effectively deployed. Early in the second quarter of 2007, we completed the sale of an Eastern Hemisphere rig. Proceeds from the sale were approximately $17.3 million. We are actively pursuing options for maximizing the value of our Latin America Land and E&P Services operations. We are currently involved in discussions with potential buyers with respect to the disposition of these operations. However, we can provide no assurance that those discussions will result in an agreement on terms we find acceptable. In addition, we continue to pursue capital market alternatives. We can give no assurance as to the timing of any disposition of these operations.

In addition to the matters described in this “— Liquidity and Capital Resources” section, please read “— Business Outlook” and “— Segment Review” for additional matters that may have a material impact on our liquidity.

Contractual Obligations

As of June 30, 2007, we had $1,290.7 million of long-term debt, including current maturities, outstanding. Although we do not expect that our level of total indebtedness will have a material adverse impact on our financial position, results of operations or liquidity in future periods, it may limit our flexibility in certain areas. Please read “Risk Factors — Our significant debt levels and debt agreement restrictions may limit our liquidity and flexibility in obtaining additional financing and in pursuing other business opportunities” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2006.

The contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2006, did not include unrecognized tax benefits. On January 1, 2007, we adopted the recognition and disclosure provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. As of June 30, 2007, we have approximately $47.0 million of unrecognized tax benefits, including penalties and interest. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

For additional information about our contractual obligations as of December 31, 2006, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations” in Item 7 of our annual report on Form 10-K for the year ended December 31, 2006. Except with respect to the drillship construction projects described above, there have been no material changes to this disclosure regarding our contractual obligations made in the annual report.

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

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included in this quarterly report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

•	market conditions, expansion and other development trends in the contract drilling industry;

•	our ability to enter into new contracts for our rigs and future utilization rates and contract rates for rigs;

•	customer requirements for deepwater drilling capacity and customer drilling plans;

•	contract backlog and the amounts expected to be realized within one year;

•	future capital expenditures and investments in the construction, acquisition and refurbishment of rigs (including the amount and nature thereof and the timing of completion thereof);

•	future asset sales and repayment of debt;

•	potential sales of, or other capital market alternatives regarding, our Latin America Land and E&P Services segments;

•	adequacy of funds for capital expenditures, working capital and debt service requirements;

•	future income tax payments and the utilization of net operating loss carryforwards;

•	business strategies;

•	expansion and growth of operations;

•	future exposure to currency devaluations or exchange rate fluctuations;

•	future labor costs with respect to our Argentina operations and our ability to recover these costs from our customers;

•	expected outcomes of legal and administrative proceedings, including our ongoing investigation into improper payments to foreign government officials, and their expected effects on our financial position, results of operations and cash flows;

•	future operating results and financial condition; and

•	the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including those described under “— FCPA Investigation” above and in “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2006 and in Item 1A of Part II of this quarterly report and the following:

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

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2007 were effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in Note 9 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this quarterly report is incorporated by reference in response to this item.

Item 1A.	Risk Factors

For additional information about our risk factors, see Item 1A of our annual report on Form 10-K for the year ended December 31, 2006. In addition:

Many of our contracts with our customers for our offshore rigs are long-term fixed dayrate contracts. Increases in our costs, which are unpredictable and fluctuate based on events outside our control, could adversely impact our profitability on those contracts.

A number of our contracts with our customers for our offshore rigs are on a long-term fixed dayrate basis. Generally, costs increase as the business environment for drilling services improves and demand for oilfield equipment and skilled labor increases. Long-term fixed dayrate contracts limit our ability to adjust dayrates in response to increased costs. In 2006 and the first six months of 2007, a majority of our revenue was derived from long-term fixed dayrate contracts, and substantially all of our backlog as of December 31, 2006 and June 30, 2007 was attributable to long-term fixed dayrate contracts. As a result, our inability to fully benefit from increasing dayrates in an improving market may limit our profitability.

We can provide no assurance that our current backlog of contract drilling revenue will be ultimately realized.

As of June 30, 2007, our contract drilling backlog was $5.7 billion for future revenues under firm commitments. We may not be able to perform under these contracts due to events beyond our control, and our customers may seek to cancel or renegotiate our contracts for various reasons, including those described elsewhere in the risk factors contained in our annual report on Form 10-K. Our inability to perform under our contractual obligations may have a material adverse effect on our financial position, results of operations and cash flows.

Unionization efforts and labor regulations in certain countries in which we operate could materially increase our costs or limit our flexibility.

Certain of our employees in international markets are represented by labor unions and work under collective bargaining or similar agreements, which are subject to periodic renegotiation. Efforts have been made from time to time to unionize other portions of our workforce. In addition, we have been subjected to strikes, work stoppages and other labor disruptions in certain countries. During 2006 and 2007, we have experienced various work stoppages and other labor disruptions with respect to our Argentina operations, which have significantly increased our costs with respect to those operations. Recently, wages and benefits for our Argentine union workers increased due to government-mediated union negotiations with the energy industry. Although we are seeking to have these increases reimbursed by our customers, we may not be successful in those efforts, which would significantly decrease our earnings from operations in our Latin America Land and E&P Services segments.

Additional unionization efforts, new collective bargaining agreements or work stoppages could further materially increase our costs or limit our flexibility.

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

The following table presents information regarding our issuer repurchases of shares of our common stock on a monthly basis during the second quarter of 2007:

			Total Number of	Maximum
			Shares Purchased as	Number of
	Total Number of		Part of a Publicly	Shares That May Yet
	Shares	Average Price	Announced	Be Purchased
Period	Purchased(1)	Paid per Share	Plan(2)	Under the Plan(2)

April 1-30, 2007	14,570	$31.68	N/A	N/A
May 1-31, 2007	—	$—	N/A	N/A
June 1-30, 2007	4,184	$37.46	N/A	N/A

Total	18,754	$32.97	N/A	N/A

(1)	Represents the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our stockholder-approved long-term incentive plan.

(2)	We did not have at any time during the quarter, and currently do not have, a share repurchase program in place.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held in Houston, Texas on May 17, 2007 for the purpose of voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation.

Stockholders approved the election of seven directors, each to serve for a one-year term, by the following votes:

Name	For	Withheld

David A.B. Brown	95,257,592	28,068,051
Kenneth M. Burke	95,630,607	27,695,036
Archie W. Dunham	95,039,154	28,286,489
Francis S. Kalman	95,614,815	27,710,828
Ralph D. McBride	66,008,799	57,316,844
Louis A. Raspino	95,632,216	27,693,427
David B. Robson	90,036,234	33,289,409

Stockholders approved our 2007 Long-Term Incentive Plan by the following vote:

For	75,227,788
Against	19,078,850
Abstain	6,188,624
Broker Non-Vote	22,830,382

Stockholders ratified the appointment of KPMG LLP as our independent registered public accounting firm for 2007 by the following vote:

For	116,344,422
Against	869,492
Abstain	6,111,729
Broker Non-Vote	—

Item 6.	Exhibits**

10.1	Summary of Certain Executive Officer Compensation Arrangements (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 6, 2007, File No. 1-13289).
12*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of the Chief Executive and Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Pride and its subsidiaries are parties to several debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii) (A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIDE INTERNATIONAL, INC.

By:	/s/ BRIAN C. VOEGELE
Brian C. Voegele
Senior Vice President and Chief Financial Officer

Date: August 2, 2007

By:	/s/ LEONARD E. TRAVIS
Leonard E. Travis
Vice President and Chief Accounting Officer

Date: August 2, 2007

INDEX TO EXHIBITS

10.1	Summary of Certain Executive Officer Compensation Arrangements (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 6, 2007, File No. 1-13289).
12*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of the Chief Executive and Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.