Form 10-Q
period 2007-09-30
PRIDE INTERNATIONAL INC
filed 2007-11-02
CIK 833081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date.

Outstanding as of
October 30, 2007

Common Stock, par value $.01 per share	166,910,816

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Pride International, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
	(In millions)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$880.6	$64.1
Trade receivables, net	390.3	505.0
Parts and supplies, net	7.2	75.3
Deferred income taxes	93.3	154.5
Prepaid expenses and other current assets	154.7	164.3
Assets held for sale	79.5	—

Total current assets	1,605.6	963.2
PROPERTY AND EQUIPMENT	5,220.8	5,808.4
Less: accumulated depreciation	1,378.2	1,808.3

Property and equipment, net	3,842.6	4,000.1

Goodwill	1.5	68.5
Other assets	64.6	65.7

Total assets	$5,514.3	$5,097.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$83.6	$91.9
Accounts payable	137.7	189.9
Accrued expenses and other current liabilities	401.0	388.3
Liabilities held for sale	7.4	—

Total current liabilities	629.7	670.1
OTHER LONG-TERM LIABILITIES	190.1	196.9
LONG-TERM DEBT, NET OF CURRENT PORTION	1,128.8	1,294.7
DEFERRED INCOME TAXES	238.6	273.6
MINORITY INTEREST	0.1	28.3
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	1.7	1.7
Paid-in capital	1,880.0	1,817.9
Treasury stock, at cost	(9.9)	(8.0)
Retained earnings	1,449.9	819.0
Accumulated other comprehensive income	5.3	3.3

Total stockholders’ equity	3,327.0	2,633.9

Total liabilities and stockholders’ equity	$5,514.3	$5,097.5

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.

Consolidated Statements of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended
	September 30,
	2007	2006

REVENUES	$540.4	$406.0
COSTS AND EXPENSES
Operating costs, excluding depreciation and amortization	269.3	223.1
Depreciation and amortization	50.2	48.2
General and administrative, excluding depreciation and amortization	35.5	26.8
Gain on sales of assets, net	(0.1)	(2.5)

	354.9	295.6

EARNINGS FROM OPERATIONS	185.5	110.4
OTHER INCOME (EXPENSE), NET
Interest expense	(18.0)	(17.2)
Interest income	3.8	1.0
Other income (expense), net	(4.8)	(0.9)

INCOME FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES AND MINORITY INTEREST	166.5	93.3
INCOME TAXES	(45.1)	(26.9)
MINORITY INTEREST	(1.1)	(0.4)

INCOME FROM CONTINUING OPERATIONS, NET OF TAX	120.3	66.0
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	281.2	23.3

NET INCOME	$401.5	$89.3

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.73	$0.41
Income from discontinued operations	1.69	0.14

Net income	$2.42	$0.55

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.68	$0.39
Income from discontinued operations	1.57	0.13

Net income	$2.25	$0.52

SHARES USED IN PER SHARE CALCULATIONS
Basic	166.1	162.9
Diluted	178.8	176.4

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.

Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Nine Months Ended
	September 30,
	2007	2006

REVENUES	$1,541.5	$1,172.5
COSTS AND EXPENSES
Operating costs, excluding depreciation and amortization	763.5	685.7
Depreciation and amortization	171.0	142.3
General and administrative, excluding depreciation and amortization	100.1	78.8
Gain on sales of assets, net	(9.0)	(30.1)

	1,025.6	876.7

EARNINGS FROM OPERATIONS	515.9	295.8
OTHER INCOME (EXPENSE), NET
Interest expense	(58.0)	(55.5)
Interest income	4.7	3.3
Other income (expense), net	(7.7)	(2.4)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	454.9	241.2
INCOME TAXES	(137.3)	(81.3)
MINORITY INTEREST	(3.5)	(3.3)

INCOME FROM CONTINUING OPERATIONS, NET OF TAX	314.1	156.6
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	335.2	71.0

NET INCOME	$649.3	$227.6

BASIC EARNINGS PER SHARE:
Income from continuing operations	$1.90	$0.96
Income from discontinued operations	2.03	0.44

Net income	$3.93	$1.40

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$1.79	$0.92
Income from discontinued operations	1.88	0.40

Net income	$3.67	$1.32

SHARES USED IN PER SHARE CALCULATIONS
Basic	165.4	162.6
Diluted	178.4	176.5

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.

Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended
	September 30,
	2007	2006

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$649.3	$227.6
Adjustments to reconcile net income to net cash from operating activities:
Gain on sale of Latin America Land and E&P Services segments	(265.0)	—
Depreciation and amortization	216.3	195.6
Discount amortization on long-term debt	0.7	0.2
Amortization and write-offs of deferred financing costs	3.0	3.0
Amortization of deferred contract liabilities	(40.7)	(3.9)
Gain on sale of assets	(10.2)	(31.5)
Equity in earnings of affiliates	0.2	(2.4)
Deferred income taxes	52.6	63.8
Excess tax benefits from stock-based compensation	(7.1)	—
Minority interest	3.5	3.3
Stock-based compensation	17.2	12.2
Loss (gain) on mark-to-market of derivatives	2.4	0.6
Other non-cash items	—	3.0
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	(129.0)	(94.0)
Parts and supplies	(5.3)	(5.4)
Prepaid expenses and other current assets	3.2	(44.7)
Other assets	(14.3)	0.2
Accounts payable	34.6	6.8
Accrued expenses	(15.6)	26.1
Other liabilities	16.2	(6.5)
Increase (decrease) in deferred revenue	0.6	2.8
Decrease (increase) in deferred expense	14.3	10.7

NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	526.9	367.5
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(501.7)	(226.5)
Purchase of net assets of acquired entities, including acquisition costs, less cash acquired	(45.0)	—
Proceeds from dispositions of property and equipment	17.9	60.1
Net proceeds from disposition of Latin America Land and E&P Services segments, net of cash disposed	955.5	—
Investments in and advances to affiliates	—	(4.7)

NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	426.7	(171.1)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Repayments of borrowings	(578.1)	(403.0)
Proceeds from debt borrowings	403.0	223.0
Decrease in restricted cash	1.8	0.3
Proceeds from exercise of stock options	27.0	30.1
Excess tax benefits from stock-based compensation	7.1	—
Proceeds from issuance of common stock	2.1	1.4

NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	(137.1)	(148.2)
Increase (decrease) in cash and cash equivalents	816.5	48.2
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64.1	45.1

CASH AND CASH EQUIVALENTS, END OF PERIOD	$880.6	$93.3

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 1.	GENERAL

Nature of Operations

Pride International, Inc. (“Pride,” “we,” “our,” or “us”) is a leading international provider of contract drilling services. We provide contract drilling services to oil and natural gas exploration and production companies through the operation and management of 61 offshore rigs and seven land drilling rigs. We also have two ultra-deepwater drillships under construction.

Basis of Presentation

In August 2007, we completed the sale of our Latin America Land and E&P Services segments (See Note 2 for further discussion). Effective August 9, 2007, we also agreed to sell our three tender-assist rigs, which are classified as assets held for sale as of September 30, 2007. The results of operations for all periods presented of the assets disposed or to be disposed of in both of these transactions have been reclassified to income from discontinued operations. Except where noted, the discussions in the following notes relate to our continuing operations only.

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

Revenue Recognition

Effective January 1, 2007, we adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). EITF Issue No. 06-3 requires disclosure of the accounting policy applied for any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value-added and some excise taxes. We record all taxes imposed directly on revenue-producing transactions on a net basis. The adoption of EITF Issue No. 06-3 had no impact on our financial statements for any period.

Property and Equipment

We evaluate our estimates of remaining useful lives and salvage value for our rigs when changes in market or economic conditions occur that may impact our estimates of the carrying value of these assets. During the three

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

months ended September 30, 2007, we completed a technical evaluation of our offshore fleet. As a result of this evaluation, remaining useful lives and estimated salvage values were adjusted on certain rigs in the fleet. These changes were primarily a result of changing market conditions, the significant capital investment in certain rigs and revisions to, and standardization of, maintenance practices. As a result of our evaluation, effective July 1, 2007, we increased our estimates of the remaining lives on certain semisubmersible and jackup rigs in our fleet between four and eight years, increased the expected useful lives of our drillships from 25 years to 35 years and our semisubmersibles from 25 years to 30 years, and updated our estimated salvage value for all of our offshore drilling rig fleet to 10% of the historical cost of the rig. The effect of these changes in estimates was a reduction to depreciation expense of approximately $14.5 million and an after-tax increase to diluted earnings per share of $0.07 for the three-month period ended September 30, 2007.

Uncertain Tax Positions

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, we recognized an increase of approximately $18.4 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. As of September 30, 2007, we have approximately $34.6 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The decrease in unrecognized tax benefits, as compared to our $38.5 million unrecognized tax benefit at June 30, 2007, is primarily due to the disposition of our Latin America Land and E&P Services segments.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, we have approximately $9.4 million of accrued interest and penalties related to uncertain tax positions.

For jurisdictions other than the United States, tax years 1995 through 2006 remain open to examination by the major taxing jurisdictions. With regard to the United States, tax years 2001 through 2006 remain open to examination.

Pending Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS No. 157 will apply whenever another statement requires (or permits) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the potential impact, if any, to our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure, on an instrument-by-instrument basis, financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We are currently evaluating whether to elect the option provided for by this statement and, if elected, the potential impact, if any, to our consolidated financial statements. If elected, SFAS No. 159 would be effective for us as of January 1, 2008.

Reclassifications

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform with the current period presentation.

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

NOTE 2.	DISCONTINUED OPERATIONS

We report discontinued operations in accordance with the guidance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For the disposition of any asset group accounted for as discontinued operations under SFAS No. 144, we have reclassified the results of operations as discontinued operations for all periods presented. Such reclassifications had no effect on our net income or stockholders’ equity.

Sale of Latin America Land and E&P Services Segments

During the third quarter of 2007, we completed the disposition of our Latin America Land and E&P Services segments for $1.0 billion in cash. The purchase price is subject to certain post-closing adjustments for working capital and other indemnities. The following table presents selected information regarding the results of operations of our Latin America Land and E&P Services segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007(1)	2006	2007(1)	2006

Revenues	$167.8	$222.3	$640.7	$607.6
Operating costs, excluding depreciation and amortization	135.7	159.3	484.4	438.6
Depreciation and amortization	9.6	15.0	39.6	46.1
General and administrative, excluding depreciation and amortization	2.2	5.1	17.5	15.8
Gain on sales of assets, net	(0.7)	(0.6)	(1.2)	(1.4)

Earnings from operations	21.0	43.5	100.4	108.5
Other income (expense), net	2.0	1.3	1.0	4.7

Income before taxes	23.0	44.8	101.4	113.2
Income taxes	(13.0)	(22.7)	(39.7)	(46.3)
Gain on disposal of assets, net of tax	265.0	—	265.0	—

Income from discontinued operations	$275.0	$22.1	$326.7	$66.9

(1)	Includes results of operations through August 31, 2007 (the effective date of the disposal)

The gain on disposal of assets includes certain estimates for the settlement of closing date working capital, valuation adjustments for tax and other indemnities provided to the buyer, and selling costs incurred by us. We have indemnified the purchaser for certain obligations that may arise or be incurred in the future by the purchaser with respect to the business. We believe it is probable that some of these liabilities will be settled with the purchaser in cash. Included within the estimated gain on disposal of assets is a $86.5 million liability based on our fair value estimates for the indemnities. The expected settlement dates for these indemnities varies from within one year to several years for pre-closing tax matters. The final gain may differ from the amount recorded as of September 30, 2007.

Sale of Tender-Assist Rigs

In August 2007, we entered into an agreement to sell our three tender-assist rigs, the Barracuda, Alligator and Al Baraka I, for $213 million in cash. The sale of the three tender-assist rigs is expected to close in early 2008,

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

subject to the novation of drilling contracts by the customers for each rig and other closing conditions. The following table presents selected information regarding the results of operations of this asset group:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$23.6	$14.5	$53.0	$46.1
Income before taxes	11.0	1.9	14.7	5.3
Income taxes	(4.8)	(0.7)	(6.2)	(2.1)
Income from discontinued operations	6.2	1.2	8.5	3.3

We have reclassified the net book value of property and equipment and a deferred mobilization contract payment for the tender-assist rigs to assets held for sale as of September 30, 2007. There are no other significant assets to be sold or liabilities to be assumed as part of the agreement.

Disposition of Fixed-fee Rig Construction Business

In 2001 and 2002, our Technical Services group entered into fixed-fee contracts to design, engineer, manage construction of and commission four deepwater platform drilling rigs for installation on spars and tension leg platforms. In 2004, we discontinued this business and do not currently intend to enter into additional business of this nature. Accordingly, we have reported our fixed-fee rig construction business as discontinued operations on our consolidated statements of operations. Income from these discontinued operations for the nine months ended September 30, 2006 was approximately $800,000. There was no income or loss from our discontinued fixed-fee rig construction business for the nine months ended September 30, 2007. Our 2006 activity on these discontinued operations consisted primarily of resolving commercial disputes and warranty items.

NOTE 3.	ACQUISITION

In August 2007, we acquired the remaining nine percent interest in the joint venture company that manages our Angolan operations from our partner Sonangol, the national oil company of Angola, for $45.0 million in cash, bringing our total ownership interest to 100%. Prior to this acquisition, we owned a 91% interest in the joint venture company and fully consolidated the balance sheet and results of operations of the joint venture company. The principal assets of the joint venture company include the two ultra-deepwater drillships Pride Africa and Pride Angola, the jackup rig Pride Cabinda and management agreements for the deepwater platform rigs Kizomba A and Kizomba B.

As the current operating contracts for the Pride Africa and the Pride Angola were unfavorable compared with current market rates, we recorded a non-cash deferred contract liability of $23.4 million to record the difference between stated values of the non-cancelable contracts and the current fair value of contracts with similar terms. The deferred contract liability will be amortized to revenues over the remaining lives of the contracts of approximately one to four years. We increased the carrying values of the drillships and the jackup rig by $36.7 million, and we eliminated the remaining minority interest in the joint venture company of $31.7 million.

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

NOTE 4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2007	2006

Rigs and rig equipment	$4,763.8	$5,529.1
Transportation equipment	8.8	38.5
Buildings	18.8	46.3
Construction-in-progress	376.9	127.3
Land	2.5	8.8
Other	50.0	58.4

Property and equipment, cost	5,220.8	5,808.4
Accumulated depreciation and amortization	(1,378.2)	(1,808.3)

Property and equipment, net	$3,842.6	$4,000.1

During the second quarter of 2007, we completed the sale of one land rig from our Eastern Hemisphere fleet for $17.3 million, resulting in a pre-tax gain on the sale of $8.5 million. During the first quarter of 2006, we sold the Pride Rotterdam for $53.2 million, resulting in a pre-tax gain on the sale of $25.3 million.

In June 2007, we entered into an agreement with Samsung Heavy Industries Co., Ltd. to construct an advanced-capability ultra-deepwater drillship. The agreement provides for an aggregate purchase price of approximately $612 million. The agreement provides that, following shipyard construction, commissioning and testing, the drillship is to be delivered to us on or before June 30, 2010. We have the right to rescind the contract for delays exceeding certain periods. We expect the total project cost, including commissioning and testing, to be approximately $680 million, excluding capitalized interest. In connection with the construction contract, we entered into a license agreement with the holder of certain patents, which are expected to expire in 2016, related to the drillship’s dual-activity capabilities.

In July 2007, we acquired from Lexton Shipping Ltd. an ultra-deepwater drillship being constructed by Samsung. As consideration for our acquisition of Lexton’s rights under the drillship construction contract with Samsung, we paid Lexton $108.5 million in cash and assumed its obligations under the construction contract, including remaining scheduled payments of approximately $540 million. The construction contract provides that, following shipyard construction, commissioning and testing, the drillship is to be delivered to us on or before February 28, 2010. We have the right to rescind the contract for delays exceeding certain periods. We expect the total project cost, including amounts already paid, commissioning and testing, to be approximately $675 million, excluding capitalized interest.

As of September 30, 2007, construction-in-progress related to these two drillships was $205.3 million, excluding $2.9 million of capitalized interest.

NOTE 5.	INDEBTEDNESS

Short-Term Borrowings

As of September 30, 2007, we had available borrowing agreements with several banks for uncollateralized short-term lines of credit totaling $14.0 million (substantially all of which are uncommitted), primarily denominated in U.S. dollars. These facilities renew periodically and bear interest at variable rates based on LIBOR. As of September 30, 2007, there was no outstanding balance under any of these facilities.

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2007	2006

Senior secured revolving credit facility	$—	$50.0
7 3/8% Senior Notes due 2014, net of unamortized discount of $2.0 million and $2.2 million, respectively	498.0	497.8
3 1/4% Convertible Senior Notes due 2033	300.0	300.0
MARAD notes, net of unamortized fair value discount of $3.3 million and $3.8 million, respectively	262.3	284.1
Drillship loan facility due 2010, interest at LIBOR plus 1.5%	152.1	190.5
9.35% Semisubmersible loan	—	64.2

Total debt	1,212.4	1,386.6
Less: current portion of long-term debt	83.6	91.9

Long-term debt	$1,128.8	$1,294.7

Amounts drawn under the senior secured revolving credit facility bear interest at variable rates based on LIBOR plus a margin or prime rate plus a margin. The interest rate margin varies based on our leverage ratio. As of September 30, 2007, there were $13.4 million of letters of credit outstanding under the facility, and availability was $486.6 million.

NOTE 6.	FINANCIAL INSTRUMENTS

We are subject to the risk of variability in interest payments on our floating rate debt, which includes the senior secured revolving credit facility and the drillship loan facility at September 30, 2007. The drillship loan facility requires us to maintain interest rate swap and cap agreements.

As of September 30, 2007, we had not designated any of the interest rate swap and cap agreements as hedging instruments as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the changes in fair value of the interest rate swap and cap agreements are recorded currently in earnings. The total aggregate fair value of the interest rate swap and cap agreements as of September 30, 2007 and December 31, 2006 was an asset of $1.6 million and $4.0 million, respectively.

NOTE 7.	INCOME TAXES

Our consolidated effective income tax rate for continuing operations for the three months ended September 30, 2007 was 27.1% compared with 28.8% for the three months ended September 30, 2006.

Our consolidated effective income tax rate for continuing operations for the nine months ended September 30, 2007 was 30.2% compared with 33.7% for the nine months ended September 30, 2006. The lower rate in 2007 was principally the result of the ability to recognize the benefit of foreign tax credits for U.S. tax purposes.

NOTE 8.	EARNINGS PER SHARE

Basic earnings per share from continuing operations has been computed based on the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share from continuing operations have been computed based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the applicable period, as if stock options, restricted stock awards and convertible debt were converted into common stock, after giving retroactive effect to the elimination of interest expense, net of income taxes.

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

The following table presents information necessary to calculate basic and diluted earnings per share from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Income from continuing operations	$120.3	$66.0	$314.1	$156.6
Interest expense on convertible notes	2.7	2.7	8.0	8.0
Income tax effect	(0.9)	(0.9)	(2.8)	(2.8)

Income from continuing operations, as adjusted	$122.1	$67.8	$319.3	$161.8

Weighted average shares of common stock outstanding	166.1	162.9	165.4	162.6
Convertible notes	11.7	11.7	11.7	11.7
Stock options	0.7	1.7	0.9	2.1
Restricted stock awards	0.3	0.1	0.4	0.1

Weighted average shares of common stock outstanding, as adjusted	178.8	176.4	178.4	176.5

Income from continuing operations per share:
Basic	$0.73	$0.41	$1.90	$0.96
Diluted	$0.68	$0.39	$1.79	$0.92

The calculation of diluted weighted average shares outstanding, as adjusted, for the three months ended September 30, 2007 and 2006 excludes 1.0 million and 0.7 million shares of common stock, respectively, issuable pursuant to outstanding stock options and restricted stock awards because they were antidilutive. The calculation of diluted weighted average shares outstanding, as adjusted, for the nine months ended September 30, 2007 and 2006 excludes 1.1 million and 0.5 million shares of common stock, respectively, issuable pursuant to outstanding stock options and restricted stock awards because they were antidilutive.

NOTE 9.	EMPLOYEE STOCK PLANS

Our employee stock-based compensation plans provide for the granting or awarding of stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards and cash awards to directors, officers and other key employees.

For the nine months ended September 30, 2007, we granted approximately 588,000 stock options at a weighted average exercise price of $28.64. The weighted average fair value per share of these stock-based awards estimated on the date of grant using the Black-Scholes option pricing model was $11.73. During the nine months ended September 30, 2007, we also granted approximately 918,000 restricted stock awards with a weighted average grant-date fair value per share of $28.96. There were no significant changes in the weighted average assumptions used to calculate the Black-Scholes fair value of stock-based awards granted during the nine months ended September 30, 2007 from those used in 2006 as reported in Note 10 of our Annual Report on Form 10-K for the year ended December 31, 2006.

For the nine months ended September 30, 2007, we received cash from the exercise of stock options of $27.0 million. As of September 30, 2007, there was $9.5 million of total stock option compensation expense related to nonvested stock options not yet recognized, which is expected to be recognized over a weighted average period of 2.7 years.

As a result of a change in our procedures in the fourth quarter of 2006 that permitted officers to withhold amounts above the statutory minimum with respect to federal income tax withholding, a number of restricted stock awards were reclassified from equity to liability awards under SFAS No. 123(R), Share-Based Payment. We

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

reclassified $4.0 million from stockholders’ equity and accrued a total of $5.2 million for the fair value of the share-based payment liabilities at December 31, 2006. On February 15, 2007, we further amended our procedures, which resulted in the reclassification of the affected restricted stock awards back to equity classified awards. This modification did not result in any material incremental compensation cost and resulted in the reclassification of the full amount of the recorded liability to equity in the first quarter of 2007.

NOTE 10.	COMMITMENTS AND CONTINGENCIES

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

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

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

Other Legal Proceedings

In August 2004, we were notified that certain of our subsidiaries have been named, along with other defendants, in several complaints that have been filed in the Circuit Courts of the State of Mississippi by several hundred individuals that allege that they were employed by some of the named defendants between approximately 1965 and 1986. Additional suits have been filed since August 2004. The complaints allege that certain drilling contractors used products containing asbestos in offshore drilling operations, land-based drilling operations and in drilling structures, drilling rigs, vessels and other equipment. The plaintiffs assert claims based on, among other things, negligence and strict liability and claims under the Jones Act. The complaints name as defendants numerous other companies that are not affiliated with us, including companies that allegedly manufactured drilling related products containing asbestos that are the subject of the complaints. The plaintiffs seek, among other things, an award of unspecified compensatory and punitive damages. Eight individuals of the many plaintiffs in these suits have been identified as allegedly having worked for us or one of our affiliates or predecessors. In August 2007, the special master overseeing the various suits identified 60 plaintiffs whose cases could proceed to formal discovery

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

and possible trial. One of the 60 plaintiffs identified us or one of our affiliates or predecessors as a former employer. As of this time, we do not know when or if the claim by this plaintiff will proceed to trial. Currently, none of the other eight individuals identified as allegedly having worked for us or one of our affiliates or predecessors have been selected for discovery and possible trial. Discovery and investigation are ongoing to determine whether these individuals were employed in our offshore operations during the alleged period of exposure. We intend to defend ourselves vigorously and, based on the information available to us at this time, we do not expect the outcome of these lawsuits to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these lawsuits.

Paul Bragg, our former President and Chief Executive Officer, filed suit against us in the State District Court of Harris County, Texas in early October 2005 seeking declaratory relief to set aside his non-competition agreement and damages for breach of contract in excess of $17 million. We and Mr. Bragg litigated his claims as well as a number of counterclaims filed against Mr. Bragg by Pride, including a claim for breach of fiduciary duty. In late 2006 and early 2007, the trial court granted summary judgment in our favor against Mr. Bragg with respect to his breach of contract claims and in Mr. Bragg’s favor against our breach of fiduciary duty counterclaim. Mr. Bragg’s two-year contractual commitment to not compete with Pride ended in June 2007, according to the terms of his employment agreement. Both Mr. Bragg and Pride have appealed the summary dismissal of their claims, and the appeals are currently pending. We intend to continue our vigorous defense against Mr. Bragg’s breach of contract claims on appeal. Similarly, we intend to pursue diligently on appeal our breach of fiduciary duty counterclaim against Mr. Bragg. We do not expect the outcome of this lawsuit to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of this lawsuit.

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

NOTE 11.	SEGMENT AND RELATED INFORMATION

Subsequent to the disposition of our Latin America Land and E&P Services segments in August 2007, our operations consist of one reportable segment, Offshore Drilling Services. All periods presented have been revised to reflect our Latin America Land and E&P Services segments and our three tender-assist rigs as discontinued operations (See Note 2). As a result of our reportable segment changes, certain operating and administrative costs were reallocated for all periods presented to our continuing operating segments.

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

Revenues and earnings from operations for Offshore Drilling Services by asset class are listed below. We consider our drillships and our semisubmersible rigs operating in water depths greater than 4,500 feet as deepwater and our semisubmersible rigs operating in water depths from 1,000 feet to 4,500 feet as midwater. Our jackups operate in water depths up to 300 feet. We have included our seven land rigs and other operations in Land Drilling and Other.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Offshore Drilling Services
Deepwater	$176.1	$124.3	$480.8	$354.2
Midwater	88.0	36.0	263.9	116.5
Jackups	205.5	175.3	580.4	495.3
Other	40.1	42.7	127.6	129.3

Total Offshore Drilling Services	509.7	378.3	1,452.7	1,095.3
Land Drilling & Other	30.4	27.7	88.5	77.2
Corporate	0.3	—	0.3	—

Total	$540.4	$406.0	$1,541.5	$1,172.5

Earnings from operations:
Offshore Drilling Services
Deepwater	$80.4	$38.0	$206.9	$98.2
Midwater	43.1	6.4	119.9	14.2
Jackups	88.8	83.5	247.2	245.7
Other	(0.1)	3.4	12.0	5.3

Total Offshore Drilling Services	212.2	131.3	586.0	363.4
Land Drilling & Other	9.4	7.9	31.5	18.4
Corporate	(36.1)	(28.8)	(101.6)	(86.0)

Total	$185.5	$110.4	$515.9	$295.8

For the three-month and nine-month periods ended September 30, 2007, we derived 86% and 82%, respectively, of our revenues from countries outside of the United States. As a result, we are exposed to the risk of changes in social, political and economic conditions and other factors inherent in foreign operations.

Significant Customers

Our significant customers for each reporting period were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Petroleos Mexicanos S.A.	28%	14%	22%	13%
Petroleo Brasileiro S.A.	8%	16%	12%	16%
Exxon Mobil Corporation	12%	11%	11%	10%
Total S.A.	8%	12%	8%	11%

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements — (Continued)

NOTE 12.	COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. The components of our comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net Income	$401.5	$89.3	$649.3	$227.6
Foreign currency translation adjustments	0.6	—	1.9	1.4

Total comprehensive income	$402.1	$89.3	$651.2	$229.0

NOTE 13.	OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and non-cash transactions were as follows:

	Nine Months Ended
	September 30,
	2007	2006

Cash paid for:
Interest	$66.7	$61.6
Income taxes	111.4	67.9
Change in capital expenditures in accounts payable	$32.9	$19.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2006. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and 1A of Part II of our quarterly report on Form 10-Q for the quarter ended June 30, 2007 and elsewhere in this quarterly report. See “Forward-Looking Statements” below.

Overview and Recent Developments

We provide offshore contract drilling services to oil and natural gas companies worldwide. As of October 31, 2007, we operated a global fleet of 68 rigs, consisting of two deepwater drillships, 12 semisubmersible rigs, 28 jackup rigs, 14 tender-assist, barge and platform rigs, five managed rigs, and seven land drilling rigs. We also have two ultra-deepwater drillships under construction. Our customers include major integrated oil and natural gas companies, independent oil and natural gas companies and state-owned national oil companies. Our competitors range from large international companies offering a wide range of drilling services to smaller companies focused on more specific geographic or technological areas. Our competitors are both publicly and privately owned.

The markets for our drilling services are highly cyclical. Our operating results are significantly affected by the level of energy industry spending for the exploration and development of oil and natural gas reserves. Oil and natural gas companies’ exploration and development drilling programs drive the demand for drilling services. These drilling programs are affected by oil and natural gas companies’ expectations about oil and natural gas prices, anticipated production levels, demand for crude oil and natural gas products, government regulations and many other factors. Oil and natural gas prices are volatile, which has historically led to significant fluctuations in expenditures by our customers for oil and natural gas drilling services. Variations in market conditions during the cycle impact us in different ways depending primarily on the length of drilling contracts in different regions. For example, contracts in the U.S. Gulf of Mexico tend to be shorter term, so a deterioration or improvement in market conditions tends to quickly impact revenues and cash flows from those operations. Contracts in international offshore markets tend to be longer term, so a change in market conditions tends to have a delayed impact. Accordingly, short-term changes in market conditions may have minimal short-term impact on revenues and cash flows from those operations unless the timing of contract renewals takes place during short-term changes in the market.

Divestitures

In August 2007, we completed the sale to GP Investments Ltd., a private equity firm based in Brazil, of all of the issued and outstanding capital stock of our subsidiaries through which we conducted the business of our Latin America Land and E&P Services segments. The purchase price paid at closing of $1.0 billion in cash is subject to adjustment based on the working capital of the business at the closing date. We have agreed not to compete with the business in Mexico, Central America and South America or solicit employees of the business for a period of three years following the closing. We and the buyer have agreed, subject to certain limitations, to indemnify each other against various matters.

In August 2007, we also entered into an agreement to sell our fleet of three self-erecting, tender-assist rigs to Ferncliff TIH AS of Norway for $213 million in cash. The sale of three tender-assist rigs is expected to close in early 2008, subject to the novation of drilling contracts by the customers for each rig and other closing conditions. We may not be able to complete the sale on existing terms at that time or at all.

We have reclassified all of our historical operations of the Latin America Land and E&P Services segments and our three tender-assist rigs to discontinued operations. Unless noted otherwise, our discussion and analysis that follows relates to our continuing operations only. Subsequent to the disposition of our Latin America Land and E&P Services segments, our operations consist of one reportable segment, Offshore Drilling Services.

Investments in Deepwater Assets

Since late 2005 we have invested or committed to invest approximately $2 billion in high specification, deepwater drilling rigs, including construction of two ultra-deepwater drillships. Our two construction projects are consistent with our stated strategy to invest in premium, offshore drilling assets, with a particular focus on deepwater. Although we currently do not have a drilling contract for either of these drillships, we expect that the anticipated demand resulting from the continuing expansion of customer requirements for deepwater drilling capacity should provide us with a number of opportunities to contract the rigs prior to their delivery dates.

In June 2007, we entered into an agreement with Samsung Heavy Industries Co., Ltd. to construct an advanced-capability ultra-deepwater drillship. The agreement provides for an aggregate purchase price of approximately $612 million. The agreement provides that, following shipyard construction, commissioning and testing, the drillship is to be delivered to us on or before June 30, 2010. We have the right to rescind the contract for delays exceeding certain periods. We expect the total project cost, including commissioning and testing, to be approximately $680 million, excluding capitalized interest. In connection with the construction contract, we entered into a license agreement with the holder of certain patents, which are expected to expire in 2016, related to the drillship’s dual-activity capabilities. Under the license agreement, we will pay the holder a fee of $10 million for the initial drillship and an additional $15 million for any additional drilling units that use the patented technology, plus five percent of the revenue earned by the drillship and any additional units (reduced by a $5 million credit per unit for any of the additional units) in jurisdictions where the license is applicable.

In July 2007, we acquired from Lexton Shipping Ltd. an ultra-deepwater drillship being constructed by Samsung. As consideration for our acquisition of Lexton’s rights under the drillship construction contract with Samsung, we paid Lexton $108.5 million in cash and assumed its obligations under the construction contract, including remaining scheduled payments of approximately $540 million. The construction contract provides that, following shipyard construction, commissioning and testing, the drillship is to be delivered to us on or before February 28, 2010. We have the right to rescind the contract for delays exceeding certain periods. We expect the total project cost, including amounts already paid, commissioning and testing, to be approximately $675 million, excluding capitalized interest.

In August 2007, we acquired the remaining nine percent interest in our Angolan joint venture company for $45 million in cash from a subsidiary of Sonangol, the national oil company of Angola. The joint venture owned the two deepwater drillships Pride Africa and Pride Angola and the 300 foot independent-leg jackup rig Pride Cabinda, and held management agreements for the deepwater platform rigs Kizomba A and Kizomba B.

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

Business Outlook

Expectations about future oil and natural gas prices have historically been a key driver for drilling demand; however, the availability of quality drilling prospects, exploration success, availability of qualified rigs and operating personnel, relative production costs, availability and lead time requirements for drilling and production equipment, the stage of reservoir development and political and regulatory environments also affect our customers’ drilling programs. We expect global demand for offshore contract drilling services to remain strong, driven by increasing worldwide demand for oil and natural gas, an increased focus by oil and natural gas companies on offshore prospects and increased global participation by national oil companies.

Customer requirements for deepwater drilling capacity continue to expand, as successful results in exploration drilling have led to prolonged field development programs around the world, placing deepwater assets in limited supply beyond the end of the decade. We believe that long-term market conditions for deepwater drilling services are favorable and that demand for deepwater rigs will continue to exceed supply for the next several years, producing attractive opportunities for deepwater drilling rigs, including ultra-deepwater rigs like ours under construction. We believe that higher prices for oil, geological successes in exploratory markets and, in general, more favorable political conditions will continue to encourage the development of new projects by exploration and production companies on a number of major deepwater discoveries. In addition, we believe that the need for deepwater rigs will continue to grow for existing offshore development projects.

Personnel costs continue to trend higher due to the level of activity in the drilling industry creating increased competition for skilled labor. We also continue to see lead times that are historically longer for certain critical equipment components essential to our business. We anticipate maintaining higher levels of critical spares to minimize unplanned downtime. With the current level of business activity, we do not expect these trends to moderate in the near term.

Our deepwater fleet, which consists of our drillships and our semisubmersibles operating in water depths greater than 4,500 feet, currently operates in West Africa, Brazil and Egypt, and is fully contracted through mid-2008, with most of our fleet contracted into 2010. Based on inquiries received from our clients, we believe our customer needs for deepwater drilling rig commitments are extending five to seven years into the future. In June 2007, we committed to build a deepwater drillship with delivery expected in mid-2010. In July 2007, we acquired an additional deepwater drillship currently under construction with delivery expected in early 2010. We believe that these two deepwater drillships currently under construction will be valuable in meeting future client needs given the strengthening long-term market outlook and attractive delivery dates. These drillships further our progress toward our strategic direction of expansion of our drilling services in the deepwater sector. In November 2006, we were awarded five-year contract extensions beginning in 2008 for the Pride Brazil and the Pride Carlos Walter and a three-year contract extension for the Pride North America, each at substantially higher dayrates from their previous contract dayrates. The Pride South Pacific commenced a two-year contract at a dayrate three times the prior contract rate at the end of March 2007. In June 2007, our customer for both the Pride Africa and the Pride Angola exercised two one-year options to extend the existing contract for the Pride Africa through December 2011. In late October 2007, the Pride Rio de Janeiro experienced a water ingress, which required us to suspend rig operations. Pending completion of our evaluation, we estimate possible rig out-of-service time to be approximately 45 days to complete the necessary repairs. We are in the process of finalizing a multi-year contract for our deepwater drillship the Pride Angola.

Our midwater fleet, which consists of our semisubmersibles operating in water depths from 1,000 feet to 4,500 feet, currently operates in Africa, Brazil and the Mediterranean Sea. At present, strong demand and limited availability of rigs continues to sustain dayrates at historically high levels. Contracts for midwater rigs tend to be shorter in duration than contracts for deepwater rigs, with one to three years as the typical length. We believe strong demand and a limited ability to increase semisubmersible rig supply in the short term will result in favorable market conditions through 2008 and potentially 2009. In May 2007, the Pride Mexico was awarded a five-year contract for drilling operations in Brazil at dayrates substantially higher than previously contracted. The contract is expected to commence during the second quarter of 2008 following upgrades and maintenance and subsequent mobilization from the U.S. Gulf of Mexico to Brazil. The Pride South America, the Pride South Seas and the Pride South Atlantic commenced new contracts at higher dayrates in 2007. We expect midwater revenues for the fourth quarter of 2007 to be adversely impacted by decreased utilization as the Pride Mexico and the Pride South Seas are in the shipyard for the remainder of the year. In 2008, we expect revenues from our midwater fleet to increase as a result of the commencement of higher dayrate contracts across our fleet.

We continue to benefit from the current contract dayrates and high utilization in the international jackup market; however, we are beginning to observe early indications of the potential negative effect on our dayrates due to worldwide newbuild rig fleet additions over the next two years. Currently, approximately 32 newbuild jackups are expected to be added to the global market with scheduled delivery by the end of 2008 and approximately 40 additional newbuild jackups have scheduled delivery dates from 2009 through 2011. The addition of this rig capacity to the market could have an adverse impact on our dayrates and utilization. The dayrate environment in the U.S. Gulf of Mexico has been under pressure from lower demand for rigs and changes in natural gas storage levels and prices. Contracts for our U.S. Gulf of Mexico jackup fleet tend to be for shorter periods as compared to international jackup contracts. Also, contracts for our Mexico jackup fleet are impacted by dayrate levels in the U.S. Gulf of Mexico. Several rigs owned by our competitors are expected to leave the U.S. Gulf of Mexico for international markets and the demand for additional offshore rigs in Mexico is expected to increase. Any improvement in dayrates in the U.S. Gulf of Mexico will largely depend upon changes in natural gas storage levels and prices affecting natural gas prices that drive increased activity levels, seasonality in the market driven by recurring hurricane seasons, and the number and timing of rigs moving from the U.S. Gulf of Mexico to Mexico and other international markets. The Pride New Mexico completed its scheduled shipyard maintenance in July 2007 and is contracted through March 2008 in the U.S. Gulf of Mexico. The Pride Tennessee completed its shipyard upgrade in February 2007 and is contracted through August 2009 in Mexico. During the third quarter of 2007, the Pride Oklahoma and the Pride Mississippi departed from the U.S. Gulf of Mexico to Mexico for one-year contracts. We had two additional rigs commence new contracts in Mexico during the third quarter of 2007 at lower dayrates, reflecting the decline in dayrates in the U.S. Gulf of Mexico. In October 2007, the Pride Montana was awarded a three-year contract beginning in June 2008 in continuation of its current contract at a dayrate approximately three times higher than its current dayrate. In October 2007, the Pride Alabama experienced a lightening strike, which will require approximately 21 days to repair.

We initiated 14 rig maintenance and upgrade projects in 2007 and expect to complete 12 by year end and two in early 2008 as compared to 13 projects initiated in 2006. For 2008, we expect the number of shipyard days and upgrade projects to decline. Increased demand for contract drilling operations has increased demand for oilfield equipment and spare parts, which, when coupled with the consolidation of equipment suppliers, has resulted in longer order lead times to obtain critical spares, higher repair and maintenance costs and longer out-of-service time for major repair and upgrade projects. Our maintenance and upgrade projects may be subject to such repair delays.

Backlog

Our backlog at September 30, 2007, totaled approximately $5.3 billion for our executed contracts. Approximately $1.9 billion of this backlog is expected to be realized over the next 12 months. Our backlog at December 31, 2006, was $5.7 billion. We calculate our backlog, or future contracted revenue for our offshore fleet, as the contract dayrate multiplied by the number of days remaining on the contract, assuming full utilization. Backlog excludes revenues for mobilization, demobilization, contract preparation, customer reimbursables and performance bonuses. The amount of actual revenues earned and the actual periods during which revenues are earned will be different than the amount disclosed or expected due to various factors. Downtime due to various operating factors, including unscheduled repairs, maintenance, weather and other factors, may result in lower applicable dayrates than the full contractual operating dayrate, as well as the ability of our customers to terminate contracts under certain circumstances.

Business Review

We primarily provide offshore drilling services through our fleet of 61 owned and managed rigs. As of October 31, 2007, our offshore fleet consisted of two deepwater drillships, 12 semisubmersible rigs, 28 jackup rigs, 10 platform rigs, three tender-assist rigs, one barge rig, and five deepwater rigs managed for other parties. These rigs were operating in Africa, Brazil, the Mediterranean Sea, the Middle East, Southeast Asia and the Gulf of Mexico. We also had two drillships under construction. We consider our drillships and our semisubmersible rigs operating in water depths greater than 4,500 feet as deepwater and our semisubmersible rigs operating in water depths from 1,000 feet to 4,500 feet as midwater. Our jackups operate in water depths up to 300 feet. “Land Drilling & Other” includes our seven rig land drilling operations (currently Chad, Kazakhstan and Pakistan) and other operations.

The following table summarizes our revenue and earnings from continuing operations by asset class of Offshore Drilling Services and our other operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Offshore Drilling Services
Deepwater	$176.1	$124.3	$480.8	$354.2
Midwater	88.0	36.0	263.9	116.5
Jackups	205.5	175.3	580.4	495.3
Other	40.1	42.7	127.6	129.3

Total Offshore Drilling Services	509.7	378.3	1,452.7	1,095.3
Land Drilling & Other	30.4	27.7	88.5	77.2
Corporate	0.3	—	0.3	—

Total	$540.4	$406.0	$1,541.5	$1,172.5

Earnings from operations:
Offshore Drilling Services
Deepwater	$80.4	$38.0	$206.9	$98.2
Midwater	43.1	6.4	119.9	14.2
Jackups	88.8	83.5	247.2	245.7
Other	(0.1)	3.4	12.0	5.3

Total Offshore Drilling Services	212.2	131.3	586.0	363.4
Land Drilling & Other	9.4	7.9	31.5	18.4
Corporate	(36.1)	(28.8)	(101.6)	(86.0)

Total	$185.5	$110.4	$515.9	$295.8

The following table summarizes our average daily revenues and percentage utilization by type of offshore rig in our fleet:

1

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2007		2006		2007		2006
	Average		Average		Average		Average
	Daily		Daily		Daily		Daily
	Revenues	Utilization	Revenues	Utilization	Revenues	Utilization	Revenues	Utilization
	(1)	(2)	(1)	(2)	(1)	(2)	(1)	(2)

Deepwater	$242,500	99%	$177,300	95%	$224,600	98%	$176,300	92%
Midwater	$215,900	74%	$97,500	67%	$186,800	86%	$91,700	78%
Jackups	$98,800	81%	$85,700	79%	$94,600	80%	$76,300	84%
Other	$52,300	52%	$48,500	50%	$48,500	61%	$45,100	53%

(1)	Average daily revenues are based on total revenues for each type of rig divided by actual days worked by all rigs of that type. Average daily revenues will differ from average contract dayrate due to billing adjustments for any non-productive time, mobilization fees, demobilization fees, performance bonuses and charges to the customer for ancillary services.

(2)	Utilization is calculated as the total days worked divided by the total days in the period.

Deepwater

Revenues increased $51.8 million, or 42%, for the three months ended September 30, 2007 over the comparable period in 2006. The increase was primarily due to the Pride South Pacific, working offshore West Africa, which contributed $25.0 million of incremental revenue as a result of the commencement of a new contract in March 2007 with a dayrate approximately three times higher than its previous contract. We also realized $12.0 million of incremental revenue from the non-cash amortization of deferred revenue related to unfavorable market rate contracts assumed from our purchase of the remaining interest in the Pride Portland and the Pride Rio De Janeiro in November 2006. These factors combined to produce a 37% increase in our average daily revenue over the comparable period in 2006. Earnings from operations increased $42.4 million, or 112%, for the three months ended September 30, 2007, over the comparable period in 2006 primarily due to the increases in revenue. Utilization remained high for the three months ended September 30, 2007, increasing to 99% from 95% in the comparable period in 2006. Our deepwater fleet is fully contracted through mid-2008, and as a result, we would benefit from increasing dayrates for deepwater rigs only when our deepwater fleet can operate under new contracts or as our new deepwater assets become available.

Revenues increased $126.6 million, or 36%, for the nine months ended September 30, 2007 over the comparable period in 2006. The increase was primarily due to higher dayrates experienced by several of our rigs, in particular the Pride South Pacific which contributed $45.6 million of incremental revenue as a result of the commencement of a new contract in March 2007 with a dayrate approximately three times higher than its previous contract. The improvement is also due to increased utilization from the Pride North America, which had non-revenue maintenance and repair downtime in 2006, and an increase in revenue from the non-cash amortization of deferred revenue related to the Pride Portland and the Pride Rio de Janeiro. These factors combined to increase average daily revenue 27% over the comparable period in 2006. Earnings from operations for the nine months ended September 30, 2007 increased $108.7 million, or 111%, over the comparable period in 2006 due to the increases in revenue noted above.

Midwater

Revenues increased $52.0 million, or 144%, for the three months ended September 30, 2007 over the comparable period in 2006. Average daily revenue for the three months ended September 30, 2007 increased 121% over the comparable period in 2006 due to higher dayrates for the Pride South America, the Pride South Atlantic, the Pride South Seas and the Pride Venezuela. In addition, the Pride South Atlantic and the Pride Venezuela experienced increased utilization in the third quarter of 2007 when compared to the three months ended September 30, 2006 due to the completion of maintenance projects in 2006. Earnings from operations increased $36.7 million for the three months ended September 30, 2007 over the comparable period in 2006 due primarily to higher dayrates. The Pride South America was in the shipyard for an estimated 75 days of scheduled maintenance and inspection in mid-September 2007, resulting in a 20% decrease in utilization when compared to the same quarter in 2006. The Pride South Seas began its scheduled maintenance and inspection projects in late September 2007 and is expected to be out of service for approximately 120 days. The Pride Mexico entered the shipyard in May 2007 for an estimated 270 day upgrade and maintenance program, which is necessary to meet operator requirements for its new five-year contract in Brazil. The contract for the Pride Mexico is scheduled to begin mid-2008 after a planned 90-day mobilization period.

Revenues increased $147.4 million, or 127%, for the nine months ended September 30, 2007 over the comparable period in 2006. This increase is due primarily to higher dayrates for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. Average daily revenue for the nine months ended September 30, 2007 increased 104% over the comparable period in 2006 as a result of the Pride South America, the Pride South Atlantic, the Pride South Seas and the Pride Venezuela commencing new contracts with substantially higher dayrates. Earnings from operations increased $105.7 million for the nine months ended

September 30, 2007 over the comparable period in 2006 due to higher dayrates for most of our midwater fleet. The Pride South America, the Pride South Atlantic, the Pride South Seas and the Pride Venezuela began working under new contracts in February 2007, April 2007, May 2007 and October 2006, respectively, at substantially higher dayrates. Due to the Pride Mexico entering the shipyard in May 2007 for upgrade and maintenance in preparation for its new contract beginning in mid-2008, utilization for this rig decreased 57% when compared to the nine months ended September 30, 2006. Overall, utilization of our midwater fleet increased from 78% for nine months ended September 30, 2006 to 86% for the nine months ended September 30, 2007.

Jackups

Revenues increased $30.2 million, or 17%, for the three months ended September 30, 2007 over the comparable period in 2006. This increase is primarily due to higher dayrates for our international jackups partially offset by lower utilization rates in the U.S. Gulf of Mexico. Average daily revenue for our jackup fleet for the three months ended September 30, 2007 increased 15% over the same period in 2006 due to higher dayrates in international markets. Earnings from operations for the three months ended September 30, 2007 increased by $5.3 million, or 6%, over the comparable period in 2006 primarily due to the higher dayrates. The Pride Louisiana completed shipyard maintenance and began a contract in July 2007 that runs through April 2009. The Pride Hawaii returned to service early to begin its new three year contract in May 2007. The Pride New Mexico left the shipyard in July 2007 and commenced its contract, which extends through 2008. We have two other jackups currently in the shipyard for maintenance and regulatory inspection projects. At the end of September 2007, we elected to cold stack the Pride Utah, and we do not expect to operate the rig before 2009.

Revenues increased $85.1 million, or 17%, for the nine months ended September 30, 2007 over the comparable period in 2006. The increase is primarily due to higher dayrates received from our international jackups, partially offset by a decline in utilization in the U.S. Gulf of Mexico. Average daily revenue for our jackup fleet for the nine months ended September 30, 2007 increased 24% over the same period in 2006. Earnings from operations increased $1.5 million, or 1%, for the nine months ended September 30, 2007 over the comparable period in 2006 due to higher earnings from our international fleet as a result of higher dayrates, substantially offset by a $25.3 million gain on the sale of the Pride Rotterdam in 2006. The Pride Tennessee completed its life enhancement project in February 2007 and began a contract in March 2007 that runs through August 2009. The Pride Wisconsin completed its scheduled maintenance project and began a two-year contract with a dayrate substantially higher than its previous contract. Overall, utilization of our jackup fleet decreased from 84% for nine months ended September 30, 2006 to 80% for the nine months ended September 30, 2007.

Other Offshore

Other offshore includes our 11 platform and barge rigs, as well as the drilling management services we provide for five deepwater platform drilling rigs, consisting of two tension leg platforms, two spar units and a semisubmersible rig, under management contracts that expire between 2008 and 2010.

Revenues decreased $2.6 million, or 6%, for the three months ended September 30, 2007 over the comparable period in 2006 primarily due to decreased utilization for our platform rigs in the U.S. Gulf of Mexico and our managed rigs. Average daily revenue for our other offshore assets for the three months ended September 30, 2007 increased 8% over the comparable period in 2006. Earnings from operations decreased $3.5 million, or 103%, for the three months ended September 30, 2007 over the comparable period in 2006, primarily due to a $2.9 million reserve for a specific customer receivable.

Revenues decreased $1.7 million, or 1%, for the nine months ended September 30, 2007 over the comparable period in 2006. Lower revenues for the current nine months compared with the prior year period is primarily a result of the completion of management contracts for the GP19 and the GP20 and decreased utilization of the Bintang Kalimantan during 2006, partially offset by higher dayrates for platform rigs. Average daily revenue for our other offshore assets for the nine months ended September 30, 2007 increased 8% over the comparable period in 2006. The increase in average daily revenue is primarily due to higher dayrates for platform rigs in the U.S. Gulf of Mexico. Earnings from operations for this segment also increased $6.7 million, or 126%, for the nine months ended September 30, 2007 over the comparable period in 2006 due to higher dayrates for platform rigs.

Results of Operations

The discussion below relating to significant line items represents our analysis of significant changes or events that impact the comparability of reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

The following table presents selected consolidated financial information for continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)		(In millions)

REVENUES	$540.4	$406.0	$1,541.5	$1,172.5
COSTS AND EXPENSES
Operating costs, excluding depreciation and amortization	269.3	223.1	763.5	685.7
Depreciation and amortization	50.2	48.2	171.0	142.3
General and administrative, excluding depreciation and amortization	35.5	26.8	100.1	78.8
Gain on sales of assets, net	(0.1)	(2.5)	(9.0)	(30.1)

	354.9	295.6	1,025.6	876.7

EARNINGS FROM OPERATIONS	185.5	110.4	515.9	295.8
OTHER INCOME (EXPENSE), NET
Interest expense	(18.0)	(17.2)	(58.0)	(55.5)
Interest income	3.8	1.0	4.7	3.3
Other income (expense), net	(4.8)	(0.9)	(7.7)	(2.4)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	166.5	93.3	454.9	241.2
INCOME TAXES	(45.1)	(26.9)	(137.3)	(81.3)
MINORITY INTEREST	(1.1)	(0.4)	(3.5)	(3.3)

INCOME FROM CONTINUING OPERATIONS	$120.3	$66.0	$314.1	$156.6

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues.  Revenues for the three months ended September 30, 2007 increased $134.4 million, or 33%, compared with the three months ended September 30, 2006, as demand for drilling services continued to increase. For additional information about our revenues, please read “-Business Review” above.

Operating Costs.  Operating costs for the three months ended September 30, 2007 increased $46.2 million, or 21%, compared with the three months ended September 30, 2006, primarily due to incremental costs resulting from higher fleet utilization, higher labor costs and higher repair and maintenance costs. In addition, we incurred $2.0 million in September 2007 due to a currency adjustment program to address the negative impact of currency fluctuations on certain payroll. Operating costs as a percentage of revenues were 50% and 55% for the three months ended September 30, 2007 and 2006, respectively. The decrease as a percentage of revenue was primarily driven by the significant increase in dayrates.

Depreciation and Amortization.  Depreciation expense for the three months ended September 30, 2007 increased $2.0 million, or 4%, compared with the three months ended September 30, 2006. This increase relates primarily to additional depreciation expense as a result of the acquisition of the remaining 70% interest in the former joint venture entity that owns the Pride Portland and the Pride Rio de Janeiro in November 2006 and the completion of a number of capitalized shipyard projects during 2006 and 2007, partially offset by a $14.5 million reduction in depreciation expense for the three months ended September 30, 2007 for the change in useful life estimates for several of our rigs.

General and Administrative.  General and administrative expenses for the three months ended September 30, 2007 increased $8.7 million, or 32%, compared with the three months ended September 30, 2006 primarily due to a $1.2 million increase in expenses for our supplemental executive retirement plan, $1.5 million expensed in 2007 for upgrades to our information technology infrastructure, an increase of $2.1 million related to the ongoing investigation described under “— FCPA Investigation” above and an increase of $1.4 million in compensation costs due to stock-based compensation. The remainder of the increase is due to increased staffing and related wages and benefits.

Gain on Sales of Assets, Net.  We had a net gain on sales of assets of $0.1 million for the three months ended September 30, 2007. We had net gains on sales of assets, primarily scrap equipment, of $2.5 million for the three months ended September 30, 2006.

Interest Expense.  Interest expense for the three months ended September 30, 2007 increased by $0.8 million, or 5%, compared with the three months ended September 30, 2006 primarily due to the $284 million of debt that was acquired as part of our acquisition of the remaining 70% interest in the former joint venture entity that owns the Pride Portland and the Pride Rio de Janeiro in November 2006, partially offset by the capitalization of interest for our drillship construction projects and reduced interest expense resulting from principal repayments on our revolving credit facility and semisubmersible loan.

Other Income (Expense), Net.  Other expense, net for the three months ended September 30, 2007 increased by $4.0 million compared with the three months ended September 30, 2006 primarily due to a $3.0 million foreign exchange loss for the three months ended September 30, 2007 as compared to a $0.4 million gain for the same period in 2006, a $1.6 million loss for the three months ended September 30, 2007 for mark-to-market adjustments and cash settlements on interest rate swap and cap agreements as compared to a $2.4 million loss for the same period in 2006, and a $1.3 million decrease from 2007 to 2006 in equity earnings from unconsolidated subsidiaries as a result of our acquisition of the remaining 70% interest in the former joint venture entity that owns the Pride Portland and the Pride Rio de Janeiro in November 2006.

Income Taxes.  Our consolidated effective income tax rate for continuing operations for the three months ended September 30, 2007 was 27.1% compared with 28.8% for the three months ended September 30, 2006. The lower rate in 2007 was principally the result of the ability to recognize the benefit of foreign tax credits for U.S. tax purposes.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues.  Revenues for the nine months ended September 30, 2007 increased $369.0 million, or 31%, compared with the nine months ended September 30, 2006. For additional information about our revenues, please read “— Business Review” above.

Operating Costs.  Operating costs for the nine months ended September 30, 2007 increased $77.8 million, or 11%, compared with the nine months ended September 30, 2006 primarily due to higher labor costs and higher repair and maintenance costs. In addition, we incurred $2.0 million in September 2007 due to a currency adjustment program to address the negative impact of currency fluctuations on certain payroll. Operating costs as a percentage of revenues were 50% and 58% for the nine months ended September 30, 2007 and 2006, respectively. The decrease as a percentage of revenue was primarily driven by the increase in dayrates.

Depreciation and Amortization.  Depreciation expense for the nine months ended September 30, 2007 increased $28.7 million, or 20%, compared with the nine months ended September 30, 2006. This increase relates to additional depreciation expense as a result of the acquisition of the remaining 70% interest in the former joint venture entity that owns the Pride Portland and the Pride Rio de Janeiro in November 2006 and the completion of a number of capitalized shipyard projects during 2006 and 2007, partially offset by a $14.5 million reduction in depreciation expense for the nine months ended September 30, 2007 for the change in useful life estimates for several of our rigs.

General and Administrative.  General and administrative expenses for the nine months ended September 30, 2007 increased $21.3 million, or 27%, compared with the nine months ended September 30, 2006, primarily due to $2.8 million of severance costs in the 2007 period, $2.9 million expensed for upgrades to our information technology infrastructure, a $2.1 million increase in expenses for our supplemental executive retirement plan, and a $2.1 million increase in compensation costs due to stock-based compensation. Additionally in the 2007 period, there was an increase of $5.3 million of expenses related to the ongoing investigation described under “— FCPA Investigation” above. The remainder of the increase is due to increased staffing and related wages and benefits.

Gain on Sales of Assets, Net.  We had net gains on sales of assets of $9.0 million for the nine months ended September 30, 2007 primarily due to the sale of one land rig. We had net gains on sales of assets of $30.1 million for the nine months ended September 30, 2006 primarily due to the sale of the Pride Rotterdam and four land rigs.

Interest Expense.  Interest expense for the nine months ended September 30, 2007 increased by $2.5 million, or 5%, compared with the nine months ended September 30, 2006 primarily due to the $284 million of debt that was acquired as part of our acquisition of the remaining 70% interest in the former joint venture entity that owns the Pride Portland and the Pride Rio de Janeiro in November 2006.

Other Income (Expense), Net.  Other expense, net for the nine months ended September 30, 2007 increased by $5.3 million compared with the nine months ended September 30, 2006 primarily due to a $5.0 million foreign exchange loss for the nine months ended September 30, 2007 as compared to a $4.5 million loss for the same period in 2006, a $2.4 million loss for the nine months ended September 30, 2007 for mark-to-market adjustments and cash settlements on interest rate swap and cap agreements as compared to a $0.6 million loss for same period in 2006, and a $2.6 million decrease from 2007 to 2006 in equity earnings from unconsolidated subsidiaries.

Income Taxes.  Our consolidated effective income tax rate for continuing operations for the nine months ended September 30, 2007 was 30.2% compared with 33.7% for the nine months ended September 30, 2006. The lower rate in 2007 was principally the result of the ability to recognize the benefit of foreign tax credits for U.S. tax purposes.

Liquidity and Capital Resources

Our objective in financing our business is to maintain adequate financial resources and access to additional liquidity. Our $500.0 million senior secured revolving credit facility provides back-up liquidity in the event of an unanticipated significant demand on cash that would not be funded by operations. At September 30, 2007, we had $486.6 million of availability under this facility.

During the nine months ended September 30, 2007, we used cash flows generated from operations as our primary source of liquidity, including for working capital needs, repayment of debt and capital expenditures. We believe that our cash on hand, cash flows from operations and availability under our revolving credit facility will be sufficient for the remainder of 2007 and 2008 to fund our working capital needs, scheduled debt repayments and anticipated capital expenditures. In addition, we will continue to pursue opportunities to expand or upgrade our fleet, which could result in additional capital investment. Subject to the limitations imposed by our existing debt arrangements, we may in the future elect to return capital to our stockholders by share repurchases or the payment of dividends.

In August 2007, we completed the sale of our Latin America Land and E&P Services segments and received approximately $955.5 million of net proceeds. The covenants contained in the indenture governing our 7 3/8% senior notes due 2014 require that we use the net proceeds to acquire assets that are used or useful in our business or to repay senior debt. If the net proceeds not used for these purposes within one year following the closing, referred to as “excess proceeds,” are greater than $50 million, we are required to make a pro rata offer to purchase the maximum amount of senior notes at par value that can be purchased with the excess proceeds. Upon completion of the offer, we may use any remaining net proceeds for general corporate purposes.

We may review from time to time possible expansion and acquisition opportunities relating to our business, which may include the construction of rigs for our fleet and acquisitions of rigs and other business in addition to those described in this quarterly report. Any determination to construct additional rigs for our fleet will be based on market conditions and opportunities existing at the time, including the availability of long-term contracts with sufficient dayrates for the rigs and the relative costs of building new rigs with advanced capabilities compared with the costs of retrofitting or converting existing rigs to provide similar capabilities. The timing, size or success of any additional acquisition or construction effort and the associated potential capital commitments are unpredictable. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Debt or equity financing may not, however, be available to us at that time due to a variety of events, including, among others, credit rating agency downgrades of our debt, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.

Sources and Uses of Cash for the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Cash flows provided by operating activities

Cash flows from operations were $526.9 million for the nine months ended September 30, 2007 compared with $367.5 for the corresponding period in 2006. The increase in cash flows from operations was primarily due to the increase in our income from continuing operations.

Cash flows provided by (used in) investing activities

Cash flows provided by investing activities were $426.7 million for the nine months ended September 30, 2007 compared with cash flow used in investing activities of $171.1 for the corresponding period in 2006. The increase in cash flows from investing activities was primarily due to $955.5 million of proceeds received from the sale of our Latin America Land and E&P Services segments, net of cash disposed of and cash selling costs.

Purchases of property and equipment totaled $501.7 million and $226.5 million for the nine months ended September 30, 2007 and 2006, respectively. With respect to our recent drillship construction contracts, we had capital expenditures of approximately $205 million in July 2007 towards the construction of the rigs. We also spent $45 million for the acquisition of the remaining interest in our Angolan joint venture. The majority of the remaining expenditures were incurred in connection with life enhancements and other sustaining capital projects.

Proceeds from dispositions of property and equipment were $17.9 million and $60.1 million for the nine months ended September 30, 2007 and 2006, respectively. Included in the proceeds for the nine months ended September 30, 2007 was $17.3 million related to the sale of one land rig in the Eastern Hemisphere. Included in the proceeds for the nine months ended September 30, 2006 was $51.3 million related to the sale of the Pride Rotterdam and four land rigs.

Cash flows used in financing activities

Cash flows used in financing activities were $137.1 million for the nine months ended September 30, 2007 compared with $148.2 for the corresponding period in 2006. Our net cash used for debt repayments included $58.4 million paid in August 2007 to repay in full the outstanding amounts under our 9.35% semisubmersible loan, a net reduction of our revolving credit facility of $50.0 million and $66.7 in scheduled debt repayments. We received proceeds of $2.1 million and $1.4 million from the issuance of common stock under our employee stock purchase plan in the nine months ended September 30, 2007 and 2006, respectively. We also received proceeds of $27.0 million and $30.1 million from the exercise of stock options in the nine months ended September 30, 2007 and 2006, respectively.

Cash flows from Discontinued Operations

We received proceeds, net of cash disposed of and cash selling costs, of approximately $955.5 million for the sale of our Latin America Land and E&P Services segments during the nine months ended September 30, 2007. The final net proceeds will differ as a result of settlement of the final working capital adjustment, post-closing indemnities, and payment of transaction costs. In addition, we are to receive $213 million in cash upon the closing of the sale of our three tender-assist rigs, which is expected to close in early 2008.

Our discontinued operations were largely dependent on us for funding of capital expenditures, strategic investments and acquisitions. The discontinued operations would periodically distribute to us available cash through intercompany invoices or capital dividends or require us to fund their operations through intercompany working capital or capital investments. For the nine months ended September 30, 2007, we provided net cash of $0.1 million to discontinued operations as compared to the net cash received from discontinued operations of $25.0 million for the nine months ended September 30, 2006.

Our cash flows from operating activities of discontinued operations for the nine months ended September 30, 2007 were $44.3 million compared with $91.3 million for the corresponding period in 2006. The decrease in cash flows from operations was primarily due to the decrease in net earnings of our Latin America Land and E&P Services segments combined with an increase in net working capital.

Purchases of property and equipment were $46.5 million for the nine months ended September 30, 2007 compared with $35.8 million for the corresponding period in 2006.

We do not believe that, in the future, the loss of the cash flows from our discontinued operations will affect our liquidity or ability to fund our capital expenditures.

Working Capital

As of September 30, 2007, we had working capital of $975.9 million compared with $293.1 million as of December 31, 2006. The increase in working capital is due primarily to the cash received upon the disposition of our Latin America Land and E&P Services segments in August 2007, partially offset by the reduction in our working capital disposed of in the divestiture of our Latin America Land and E&P Services segments.

Available Credit Facilities

We currently have a $500.0 million senior secured revolving credit facility with a group of banks maturing in July 2009. Borrowings under the facility are available for general corporate purposes. We may obtain up to $100.0 million of letters of credit under the revolving credit facility. As of September 30, 2007, there were no outstanding borrowings and there were $13.4 million of letters of credit outstanding under the facility. Amounts drawn under the facility bear interest at variable rates based on LIBOR plus a margin or prime rate plus a margin. The interest rate margin varies based on our leverage ratio. As of September 30, 2007, the interest rate on the facility was approximately 5.6% and availability was approximately $486.6 million.

Other Outstanding Debt

As of September 30, 2007, in addition to our credit facility, we had the following long-term debt, including current maturities, outstanding:

•	$500.0 million principal amount of 7 3/8% senior notes due 2014;

•	$300.0 million principal amount of 3 1/4% convertible senior notes due 2033;

•	$152.1 million outstanding under our drillship loan facility due 2010; and

•	$262.3 million principal amount of notes guaranteed by the United States Maritime Administration.

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

Other Sources and Uses of Cash

We expect our purchases of property and equipment for 2007, excluding our new drillship commitments, to be approximately $470 million, of which we spent $205 million during the first three quarters of 2007. These purchases are expected to be used primarily for various rig upgrades in connection with new contracts as contracts expire during the year along with other sustaining capital projects. With respect to our new drillships currently under construction for which the total estimated costs are approximately $1.4 billion, we anticipate making additional payments of approximately $110 million in the fourth quarter of 2007, approximately $350 million in 2008, approximately $285 million in 2009, and approximately $465 million in 2010. We expect to fund construction of both rigs through available cash, cash flow from operations and borrowing under our revolving credit facility.

We anticipate making income tax payments of approximately $135 million to $150 million in 2007, of which we paid $111.4 million during the first three quarters of 2007.

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

Letters of Credit

We are contingently liable as of September 30, 2007 in the aggregate amount of $257.7 million under certain performance, bid and custom bonds and letters of credit, including $13.4 million in letters of credit issued under our revolving credit facility. As of September 30, 2007, we had not been required to make any collateral deposits with respect to these agreements.

Contractual Obligations

The contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2006, did not include unrecognized tax benefits. On January 1, 2007, we adopted the recognition and disclosure provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. As of September 30, 2007, we have approximately $44.0 million of unrecognized tax benefits, including penalties and interest. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

For additional information about our contractual obligations as of December 31, 2006, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations” in Item 7 of our annual report on Form 10-K for the year ended December 31, 2006. Except with respect to the drillship construction projects described above, the repayment of the semisubmersible loan, and potential indemnifications related to the disposal of the Latin America Land and E&P Services segments, there have been no material changes to this disclosure regarding our contractual obligations made in the annual report.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS No. 157 will apply whenever another statement requires (or permits) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the potential impact, if any, to our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure, on an instrument-by-instrument basis, financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We are currently evaluating whether to elect the option provided for by this statement and, if elected, the potential impact, if any, to our consolidated financial statements. If elected, SFAS No. 159 would be effective for us as of January 1, 2008.

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included in this quarterly report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:

•	market conditions, expansion and other development trends in the contract drilling industry;

•	our ability to enter into new contracts for our rigs and future utilization rates and contract rates for rigs;

•	customer requirements for deepwater drilling capacity and customer drilling plans;

•	contract backlog and the amounts expected to be realized within one year;

•	future capital expenditures and investments in the construction, acquisition and refurbishment of rigs (including the amount and nature thereof and the timing of completion thereof);

•	future asset sales and repayment of debt;

•	expected completion of the sale of our three tender-assist rigs;

•	expected use of proceeds from the sale of our Latin America Land and E&P Services segments and other assets;

•	adequacy of funds for capital expenditures, working capital and debt service requirements;

•	future income tax payments and the utilization of net operating loss carryforwards;

•	business strategies;

•	expansion and growth of operations;

•	future exposure to currency devaluations or exchange rate fluctuations;

•	expected outcomes of legal and administrative proceedings, including our ongoing investigation into improper payments to foreign government officials, and their expected effects on our financial position, results of operations and cash flows;

•	future operating results and financial condition; and

•	the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including those described under “— FCPA Investigation” above and in “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2006 and in Item 1A of Part II of our quarterly report on Form 10-Q for the quarter ended June 30, 2007 and the following:

•	general economic and business conditions;

•	prices of oil and natural gas and industry expectations about future prices;

•	ability to adequately staff our rigs;

•	foreign exchange controls and currency fluctuations;

•	political stability in the countries in which we operate;

•	the business opportunities (or lack thereof) that may be presented to and pursued by us;

•	with respect to the sale of our three tender-assist rigs, our ability to obtain novations of the rig contracts to the buyer and satisfy the other closing conditions;

•	cancellation or renegotiation of our drilling contracts;

•	changes in laws or regulations; and

•	the validity of the assumptions used in the design of our disclosure controls and procedures.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2007 were effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in Note 10 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this quarterly report is incorporated by reference in response to this item.

Item 1A.	Risk Factors

For additional information about our risk factors, see Item 1A of our annual report on Form 10-K for the year ended December 31, 2006 and Item 1A of Part II of our quarterly report on Form 10-Q for the quarter ended June 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding our issuer repurchases of shares of our common stock on a monthly basis during the third quarter of 2007:

			Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares That
			Part of a	may yet be
	Total Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased(1)	per Share	Plan(2)	Plan(2)

July 1-31, 2007	1,823	$38.50	N/A	N/A
August 1-31, 2007	1,252	$34.28	N/A	N/A
September 1-30, 2007	5,335	$35.60	N/A	N/A

Total	8,410	$36.03	N/A	N/A

(1)	Represents the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our stockholder-approved long-term incentive plan.

(2)	We did not have at any time during the quarter, and currently do not have, a share repurchase program in place.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 6.	Exhibits**

4	.1*	Fourth Amendment Agreement, dated as of October 18, 2007, to Credit Agreement, dated as of July 7, 2004, by and among Pride Offshore, Inc., the guarantors named therein, the lenders party thereto, Calyon New York Branch and Natexis Banques Populaires, as issuing banks, Citicorp North America, Inc., as administrative agent, and Citibank, N.A., as collateral agent.
10	.1*	Employment/Non-Competition/Confidentiality Agreement between Pride and K. George Wasaff effective as of January 29, 2007. (This agreement was listed as Exhibit 10.35 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2006. The agreement is being filed herewith because it was inadvertently omitted from the Form 10-K due to a clerical error.)
10.2		Summary of certain executive officer compensation arrangements (incorporated by reference to Pride’s Current Report on Form 8-K filed with the SEC on July 6, 2007, File No. 1-13289).
10	.3*	Stock Purchase Agreement, dated as of August 9, 2007, among Pride, Redfish Holdings S. de R.L. de C.V., Pride International Ltd., Pride Services Ltd. and Gulf of Mexico Personnel Services S. de R.L. de C.V., as sellers, and GP Investments Ltd., as buyer.
12*		Computation of Ratio of Earnings to Fixed Charges.
31	.1*	Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*		Certification of the Chief Executive and Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Pride and its subsidiaries are parties to several debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii) (A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIDE INTERNATIONAL, INC.

By:	/s/ BRIAN C. VOEGELE
Brian C. Voegele
Senior Vice President and Chief Financial Officer

Date: November 1, 2007

By:	/s/ LEONARD E. TRAVIS
Leonard E. Travis
Vice President and Chief Accounting Officer

Date: November 1, 2007

INDEX TO EXHIBITS

4	.1*	Fourth Amendment Agreement, dated as of October 18, 2007, to Credit Agreement, dated as of July 7, 2004, by and among Pride Offshore, Inc., the guarantors named therein, the lenders party thereto, Calyon New York Branch and Natexis Banques Populaires, as issuing banks, Citicorp North America, Inc., as administrative agent, and Citibank, N.A., as collateral agent.
10	.1*	Employment/Non-Competition/Confidentiality Agreement between Pride and K. George Wasaff effective as of January 29, 2007. (This agreement was listed as Exhibit 10.35 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2006. The agreement is being filed herewith because it was inadvertently omitted from the Form 10-K due to a clerical error.)
10.2		Summary of certain executive officer compensation arrangements (incorporated by reference to Pride’s Current Report on Form 8-K filed with the SEC on July 6, 2007, File No. 1-13289).
10	.3*	Stock Purchase Agreement, dated as of August 9, 2007, among Pride, Redfish Holdings S. de R.L. de C.V., Pride International Ltd., Pride Services Ltd. and Gulf of Mexico Personnel Services S. de R.L. de C.V., as sellers, and GP Investments Ltd., as buyer.
12*		Computation of Ratio of Earnings to Fixed Charges.
31	.1*	Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*		Certification of the Chief Executive and Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.