Form 10-K
period 2007-12-31
PRIDE INTERNATIONAL INC
filed 2008-02-29
CIK 833081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities. Yes ☑       No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of the Act. Yes ☐       No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2007, based on the closing price on the New York Stock Exchange on such date, was approximately $6.2 billion. (The current executive officers and directors of the registrant are considered affiliates for the purposes of this calculation.)
     The number of shares of the registrant’s common stock outstanding on February 27, 2008 was 167,138,936.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held in May 2008 are incorporated by reference into Part III of this annual report.

PART I
ITEM 1. BUSINESS
     In this Annual Report on Form 10-K, “we,” the “Company” and “Pride” are references to Pride International, Inc. and its subsidiaries, unless the context clearly indicates otherwise. Pride International, Inc. is a Delaware corporation with its principal executive offices located at 5847 San Felipe, Suite 3300, Houston, Texas 77057. Our telephone number at such address is (713) 789-1400 or (800) 645-2067.
     We are one of the world’s largest offshore drilling contractors operating, as of February 27, 2008, a fleet of 64 rigs, consisting of two deepwater drillships, 12 semisubmersible rigs, 28 jackups, 10 platform rigs, five managed deepwater drilling rigs and seven Eastern Hemisphere-based land drilling rigs. We have three ultra-deepwater drillships under construction. Our customers include major integrated oil and natural gas companies, state-owned national oil companies and independent oil and natural gas companies. Our competitors range from large international companies offering a wide range of drilling services to smaller companies focused on more specific geographic or technological areas.
     Our operations are conducted in many of the most active oil and natural gas basins of the world, including South America, the Gulf of Mexico, West Africa, the Mediterranean Sea, the Middle East and Asia Pacific. The diversity of our rig fleet and areas of operation enables us to provide a broad range of services and to take advantage of market upturns while reducing our exposure to sharp downturns in any particular market sector or geographic region.
     We provide contract drilling services to oil and natural gas exploration and production companies through the use of mobile offshore drilling rigs in U.S. and international waters. We provide the rigs and drilling crews and are responsible for the payment of operating and maintenance expenses. In addition, we also provide rig management services on a variety of rigs, consisting of technical drilling assistance, personnel, repair and maintenance services and drilling operation management services.
Segment Information
     Subsequent to the disposition of our Latin America Land and E&P Services segments in August 2007, our operations consist of one reportable segment, Offshore Drilling Services, which includes all of our offshore drilling fleet and operations.
     We incorporate by reference in response to this item the segment information for the last three years set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Review” in Item 7 of this annual report and the information for the last three fiscal years with respect to revenues, earnings from operations, attributable to our asset classes and revenues and long-lived assets by geographic areas of operations in Note 14 of our Notes to Consolidated Financial Statements included in Item 8 of this annual report. We also incorporate by reference in response to this item the information with respect to backlog and acquisitions and dispositions of assets set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” and “— Liquidity and Capital Resources” in Item 7 and in Notes 2 and 3 of our Notes to Consolidated Financial Statements included in Item 8 of this annual report.

Rig Fleet
Offshore Rigs
     The table below presents information about our offshore rig fleet, excluding our 10 platform rigs, as of February 27, 2008:

			Water	Drilling Dept
		Built /	Depth	Rating
Rig Name	Rig Type / Design	Upgraded	Rating	(In Feet)	Location	Status
Drillships Under Construction — 3
PS1	Samsung, DP3 Single Activity	Exp Q1 2010	12,000	40,000	Korea	Shipyard
PS2	Samsung, DP3 Dual Activity	Exp Q3 2010	12,000	40,000	Korea	Shipyard
PS3	Samsung, DP3 Single Activity	Exp Q1 2011	12,000	40,000	Korea	Shipyard
Deepwater — 8
Pride Africa	Gusto 10,000, DP	1999	10,000	30,000	Angola	Working
Pride Angola	Gusto 10,000, DP	1999	10,000	30,000	Angola	Working
Pride Brazil	Megathyst, DP	2001	5,000	25,000	Brazil	Working
Pride Carlos Walter	Megathyst, DP	2000	5,000	25,000	Brazil	Working
Pride North America	Bingo 8000	1999	7,500	25,000	Egypt	Working
Pride Portland	Amethyst 2 Class, DP	2004	5,700	25,000	Brazil	Working
Pride Rio de Janeiro	Amethyst 2 Class, DP	2004	5,700	25,000	Brazil	Working
Pride South Pacific	Sonat Offshore /Aker	1974/1999	6,500	25,000	Angola	Working
Midwater — 6
Pride South America	Amethyst, DP	1987/1996	4,000	12,000	Brazil	Working
Pride Mexico	Neptune Pentagon	1973/1995	2,650	25,000	USA	Shipyard
Pride South Atlantic	F&G Enhanced Pacesetter	1982	1,500	25,000	Brazil	Working
Pride Venezuela	F&G Enhanced Pacesetter	1982/2001	1,500	25,000	Angola	Working
Pride North Sea(1)	Aker H-3	1975/2001	1,000	25,000	Tunisia	Working
Pride South Seas	Aker H-3	1977/1997	1,000	20,000	Namibia	Shipyard
Jackup Rigs — 28
Gulf of Mexico — USA (11)
Pride Kansas	Mat-supported, cantilever	1976/1999	250	25,000	USA	Working
Pride Alaska	Mat-supported, cantilever	1982/2002	250	20,000	USA	Working
Pride Arizona	Mat-supported, slot	1981/1996	250	20,000	USA	Working
Pride Georgia	Mat-supported, slot	1981/1995	250	20,000	USA	Working
Pride Michigan	Mat-supported, slot	1975/2002	250	20,000	USA	Working
Pride Missouri	Mat-supported, cantilever	1981	250	20,000	USA	Working
Pride Wyoming	Mat-supported, slot	1976	250	20,000	USA	Working
Pride Florida	Mat-supported, cantilever	1981	200	20,000	USA	Available
Pride New Mexico	Mat-supported, cantilever	1982	200	20,000	USA	Working
Pride Nevada	Mat-supported, cantilever	1981/2002	200	20,000	USA	Available
Pride Utah	Mat-supported, cantilever	1978/2002	80	15,000	USA	Stacked
International (17)
Pride Cabinda	Independent leg, cantilever	1983	300	25,000	Namibia	Shipyard
Pride Hawaii	Independent leg, cantilever	1975/1997	300	21,000	India	Working
Pride Pennsylvania	Independent leg, cantilever	1973/1998	300	20,000	India	Working
Pride Texas	Mat-supported, cantilever	1974/1999	300	25,000	Mexico	Working
Pride Tennessee	Independent leg, cantilever	1981/2007	300	20,000	Mexico	Working
Pride Wisconsin	Independent leg, slot	1976/2002	300	20,000	Mexico	Working
Pride Montana	Independent leg, cantilever	1980/2001	270	20,000	Mid-East	Working
Pride North Dakota	Independent leg, cantilever	1981/2002	250	30,000	Mid-East	Working
Pride Arkansas	Mat-supported, cantilever	1982	250	20,000	Mexico	Working
Pride California	Mat-supported, slot	1975/2002	250	20,000	Mexico	Working
Pride Louisiana	Mat-supported, slot	1981/2002	250	20,000	Mexico	Working
Pride Oklahoma	Mat-supported, slot	1975/2002	250	20,000	Mexico	Working
Pride Alabama	Mat-supported, cantilever	1982	200	20,000	Mexico	Working
Pride Colorado	Mat-supported, cantilever	1982	200	20,000	Mexico	Working
Pride Nebraska	Mat-supported, cantilever	1981/2002	200	20,000	Mexico	Working
Pride South Carolina	Mat-supported, cantilever	1980/2002	200	20,000	Mexico	Working
Pride Mississippi	Mat-supported, cantilever	1981/2002	200	20,000	Mexico	Working
Managed Rigs — 5(2)
Thunder Horse	Moored Semisubmersible Drilling Rig	2004	N/A	25,000	USA	Working
Kizomba A	Tension Leg Platform Rig	2003	N/A	20,000	Angola	Working
Kizomba B	Tension Leg Platform Rig	2004	N/A	20,000	Angola	Working
Holstein	Moored Spar Platform Rig	2004	N/A	20,000	USA	Working
Mad Dog	Moored Spar Platform Rig	2004	N/A	25,000	USA	Working

(1)	Also known as the Sea Explorer.

(2)	Managed by us, but owned by others.

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
     Semisubmersible Rigs. Our semisubmersible rigs, which consist of all of our deepwater and midwater fleet other than our two drillships, are floating platforms that, by means of a water ballasting system, can be submerged to a predetermined depth so that a substantial portion of the lower hulls, or pontoons, is below the water surface during drilling operations. The rig is “semisubmerged,” remaining afloat in a position, off the sea bottom, where the lower hull is about 60 to 80 feet below the water line and the upper deck protrudes well above the surface. This type of rig maintains its position over the well through the use of either an anchoring system or a computer-controlled thruster system similar to that used by our drillships. Semisubmersible rigs generally operate with crews of 60 to 75 persons.
     Jackup Rigs. The jackup rigs we operate are mobile, self-elevating drilling platforms equipped with legs that are lowered to the ocean floor until a foundation is established to support the drilling platform. The rig legs may have a lower hull or mat attached to the bottom to provide a more stable foundation in soft bottom areas. Independent leg rigs are better suited for harsher drilling conditions or uneven seabed conditions. Our jackup rigs are generally subject to a maximum water depth of approximately 200 to 300 feet. The length of the rig’s legs and the operating environment determine the water depth limit of a particular rig. A cantilever jackup rig has a feature that allows the drilling platform to be extended out from the hull, enabling the rig to perform drilling or workover operations over a pre-existing platform or structure. Slot-type jackup rigs are configured for drilling operations to take place through a slot in the hull. Slot-type rigs are usually used for exploratory drilling because their configuration makes them difficult to position over existing platforms or structures. Jackups generally operate with crews of 15 to 40 persons.
     Managed Deepwater Rigs. We perform rig management services for drilling operations for five deepwater rigs, located offshore Angola and in the U.S. Gulf of Mexico, under contracts that expire in 2011 and 2012. Our services consist of providing technical assistance, personnel, repair and maintenance services, and drilling operation management services. The drilling equipment, which we operate on behalf of our customers, is installed on a variety of supporting structures, including tension-leg platform, spar and semisubmersible hull designs. Due to the similar drilling equipment specifications and operation among our managed deepwater rigs and our owned deepwater rigs, our managed rig personnel and the rig crews on our owned rigs require similar experience and training.
Other Operations
     Platform Rigs. Our 10 platform rigs, which operate in the Gulf of Mexico, generally consist of drilling equipment and machinery arranged in modular packages that are transported to, assembled and installed on fixed offshore platforms owned by the customer. The crew operating on a platform rig can vary significantly depending upon the size of the platform and the nature of the operations being performed.
     Land Rigs. We also own seven land rigs in three countries. Our land drilling and land workover rigs operate under short-term or well-to-well contracts.
Customers
     We provide contract drilling and related services to a customer base that includes large multinational oil and natural gas companies, government-owned oil and natural gas companies and independent oil and natural gas producers. For the year ended December 31, 2007, Petroleos Mexicanos S.A., Petroleo Brasilerio S.A., ExxonMobil Corporation and Total S.A. accounted for 21%, 13%, 12%, and 8%, respectively, of our consolidated revenues. The loss of any of these significant customers could have a material adverse effect on our results of operations.

Drilling Contracts
Overview
     Our drilling contracts are awarded through competitive bidding or on a negotiated basis. The contract terms and rates vary depending on competitive conditions, geographical area, geological formation to be drilled, equipment and services to be supplied, on-site drilling conditions and anticipated duration of the work to be performed.
     Oil and natural gas well drilling contracts are carried out on a dayrate, footage or turnkey basis. Currently, all of our offshore drilling services contracts are on a dayrate basis. Under dayrate contracts, we charge the customer a fixed amount per day regardless of the number of days needed to drill the well. In addition, dayrate contracts usually provide for a reduced dayrate (or lump-sum amount) for mobilizing the rig to the well location or when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather conditions or other conditions beyond our control. A dayrate drilling contract generally covers either the drilling of a single well or group of wells or has a stated term. These contracts may generally be terminated by the customer in the event the drilling unit is destroyed or lost or if drilling operations are suspended for a period of time as a result of a breakdown of equipment or, in some cases, due to other events beyond the control of either party. In addition, drilling contracts with certain customers are cancelable, without cause, upon little or no prior notice and without penalty or early termination payments. In some instances, the dayrate contract term may be extended by the customer exercising options for the drilling of additional wells or for an additional length of time at fixed or mutually agreed terms, including dayrates.
     Another type of contract provides for payment on a footage basis, whereby a fixed amount is paid for each foot drilled regardless of the time required or the problems encountered in drilling the well. We may also enter into turnkey contracts, whereby we agree to drill a well to a specific depth for a fixed price and to bear some of the well equipment costs. Compared with dayrate contracts, footage and turnkey contracts involve a higher degree of risk to us.
     Our customers may have the right to terminate, or may seek to renegotiate, existing contracts if we experience downtime or operational problems above a contractual limit, if the rig is a total loss or in other specified circumstances. Many of our contracts include termination provisions that require the customer to pay the remaining amounts due on the contract less stipulated operating expenses. Our contracts also generally include cost escalation provisions that allow us to increase the amounts billed to our customers when our operating costs increase. A customer is more likely to seek to cancel or renegotiate its contract during periods of depressed market conditions. We could be required to pay penalties if some of our contracts with our customers are canceled due to downtime or operational problems. Suspension of drilling contracts results in the reduction in or loss of dayrates for the period of the suspension. If our customers cancel some of our significant contracts and we are unable to secure new contracts on substantially similar terms, or if contracts are suspended for an extended period of time, it could adversely affect our consolidated financial statements.
Deepwater
     The Pride Africa is currently operating under a contract expiring in December 2011. The current contract for the Pride Angola expires in July 2008, and we are working with our client to obtain regulatory approvals for a multi-year contract. In November 2006, we were awarded five-year contract extensions that begin in mid-2008 for the Pride Brazil and the Pride Carlos Walter and a three-year contract extension that began in early 2008 for the Pride North America. In February 2008, the Pride Portland and the Pride Rio de Janeiro were awarded contract extensions into 2017 in direct continuation of their current contracts. The Pride South Pacific commenced a two-year contract in March 2007.
Midwater
     The Pride South America is operating under a five-year contract expiring in February 2012. The Pride Mexico is expected to leave the shipyard in March 2008 and commence a five-year contract in June 2008. The current contract for the Pride South Atlantic expires in April 2008 and, following a brief shipyard stay and transit, is expected to commence its new five-year contract in May 2008. The Pride Venezuela commences a new six-month contract in March 2008 following the expiration of its current contract, and the Pride North Sea is expected to commence a new one-year contract in May 2008 following the completion of its existing contract in March 2008 and a brief shipyard stay and transit to its new location. The Pride South Seas is expected to commence its new 16-month contract in March 2008.
Jackups
     Eight of our jackup rigs operating in the U.S. Gulf of Mexico are operating under short-term contracts expiring in 2008. The Pride Texas, the Pride Tennessee and the Pride Louisiana are operating in the Mexican sector of the Gulf of Mexico under contracts expiring in September 2009, August 2009 and April 2009, respectively. The other nine rigs operating in Mexico are working under contracts expiring in 2008. Of our five jackup rigs operating outside the Gulf of Mexico, the Pride Cabinda is under contract to January 2009, the Pride Hawaii to May 2010, the Pride Pennsylvania to October 2009, the Pride Montana to June 2011 and the Pride North Dakota to May 2010.
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
     Drilling contracts are generally awarded on a competitive bid basis. Pricing is often the primary factor in determining which qualified contractor is awarded a job. Rig availability, location and technical ability and each contractor’s safety performance record and reputation for quality also can be key factors in the determination. Operators also may consider crew experience and efficiency. Some of our contracts are on a negotiated basis. We believe that the market for drilling contracts will continue to be highly competitive for the foreseeable future. Certain competitors may have greater financial resources than we do, which may better enable them to withstand periods of low utilization, compete more effectively on the basis of price, build new rigs or acquire existing rigs.
     Our competition ranges from large international companies to smaller, locally owned companies. We believe we are competitive in terms of safety, pricing, performance, equipment, availability of equipment to meet customer needs and availability of experienced, skilled personnel; however, industry-wide shortages of supplies, services, skilled personnel and equipment necessary to conduct our business can occur. Competition for offshore rigs is usually on a global basis, as these rigs are highly mobile and may be moved, at a cost that is sometimes substantial, from one region to another in response to demand.
Seasonality
     Our rigs in the Gulf of Mexico are subject to severe weather during certain periods of the year, particularly hurricane season, which extends from June through November, which could halt operations for prolonged periods or limit contract opportunities during that period. Otherwise, our business activities are not significantly affected by seasonal fluctuations.
Insurance
Our operations are subject to hazards inherent in the drilling of oil and natural gas wells, including blowouts and well fires, which could cause personal injury, suspend drilling operations, or seriously damage or destroy the equipment involved. Offshore drilling operations are also subject to hazards particular to marine operations including capsizing, grounding, collision and loss or damage from severe weather. Our marine package policy provides insurance coverage for physical damage to our rigs, liability due to control-of-well events and loss of hire insurance for certain assets with higher dayrates. This insurance policy has a $16 million aggregate deductible. In addition, the marine package policy has a sub-limit of $110 million for physical damage claims due to a named windstorm in the U.S. Gulf of Mexico. We also maintain insurance coverage for cargo, auto liability, non-owned aviation, personal injury and similar liabilities. Those policies have significantly lower deductibles than the marine package policy.

Environmental and Other Regulatory Matters
     Our operations include activities that are subject to numerous international, federal, state and local laws and regulations, including the U.S. Oil Pollution Act of 1990, the U.S. Outer Continental Shelf Lands Act, the Comprehensive Environmental Response, Compensation and Liability Act and the International Convention for the Prevention of Pollution from Ships, governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies issue regulations to implement and enforce such laws, which often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties or may result in injunctive relief for failure to comply. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly compliance could adversely affect our consolidated financial statements. While we believe that we are in substantial compliance with the current laws and regulations, there is no assurance that compliance can be maintained in the future. We do not presently anticipate that compliance with currently applicable environmental laws and regulations will have a material adverse effect on our consolidated financial statements during 2008.
     The Minerals Management Service of the U.S. Department of the Interior (“MMS”) may issue guidelines for jackup rig fitness requirements in the U.S. Gulf of Mexico for future hurricane seasons and may take other steps that could increase the cost of operations or reduce the area of operations for our jackup rigs, thus reducing their marketability. Implementation of new MMS guidelines or regulations may subject us to increased costs or limit the operational capabilities of our rigs and could materially and adversely affect our operations and financial condition. Please read “Risk Factors—Our ability to operate our rigs in the U.S. Gulf of Mexico could be restricted or made more costly by government regulation” in Item 1A of this annual report.
     Our international operations are subject to various laws and regulations in countries in which we operate, including laws and regulations relating to the importation of and operation of drilling rigs and equipment, currency conversions and repatriation, oil and natural gas exploration and development, environmental protection, taxation of offshore earnings and earnings of expatriate personnel, the use of local employees and suppliers by foreign contractors and duties on the importation and exportation of drilling rigs and other equipment. New environmental or safety laws and regulations could be enacted, which could adversely affect our ability to operate in certain jurisdictions. Governments in some foreign countries have become increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exploration for oil and natural gas and other aspects of the oil and natural gas industries in their countries. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil and natural gas companies and may continue to do so. Operations in less developed countries can be subject to legal systems that are not as mature or predictable as those in more developed countries, which can lead to greater uncertainty in legal matters and proceedings.
Employees
     As of December 31, 2007, we employed approximately 6,100 personnel and had approximately 800 contractors working for us. Approximately 1,800 of our employees and contractors were located in the United States and 5,100 were located outside the United States. Rig crews constitute the vast majority of our employees. None of our U.S. employees are represented by a collective bargaining agreement. Many of our international employees are subject to industry-wide labor contracts within their respective countries. We believe that our relations with our employees are good.
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

     We have filed the required certifications of our chief executive officer and our chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1 and 31.2 to this annual report. In 2007, we submitted to the New York Stock Exchange the chief executive officer certification required by Section 303A.12(a) of the NYSE’s Listed Company Manual.
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
     The profitability of our operations depends upon conditions in the oil and natural gas industry and, specifically, the level of exploration, development and production activity by oil and natural gas companies. Oil and natural gas prices and market expectations regarding potential changes in these prices significantly affect this level of activity. However, higher commodity prices do not necessarily translate into increased drilling activity since our customers’ expectations of future commodity prices typically drive demand for our rigs. Oil and natural gas prices are volatile. Commodity prices are directly influenced by many factors beyond our control, including:
•	the demand for oil and natural gas;

•	the cost of exploring for, developing, producing and delivering oil and natural gas;

•	expectations regarding future energy prices;

•	advances in exploration, development and production technology;

•	government regulations;

•	local and international political, economic and weather conditions;

•	the ability of OPEC to set and maintain production levels and prices;

•	the level of production in non-OPEC countries;

•	domestic and foreign tax policies;

•	the development and exploitation of alternative fuels;

•	the policies of various governments regarding exploration and development of their oil and natural gas reserves;

•	acts of terrorism in the United States or elsewhere; and

•	the worldwide military and political environment and uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in the Middle East and other oil and natural gas producing regions.
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
     We have expended, and will continue to expend, significant amounts of capital to complete the construction of our three drillships currently under construction. Depending on available opportunities, we may construct additional rigs for our fleet in the future. In addition, we make significant upgrade, refurbishment and repair expenditures for our fleet from time to time, particularly in light of the aging nature of our rigs. Some of these expenditures are unplanned. In 2008, we expect to spend approximately $610 million with respect to the construction of our three drillships and an additional approximately $385 million with respect to the refurbishment and upgrade of other rigs. All of these projects are subject to the risks of delay or cost overruns, including costs or delays resulting from the following:
•	unexpectedly long delivery times for or shortages of key equipment, parts and materials;

•	shortages of skilled labor and other shipyard personnel necessary to perform the work;

•	failure or delay of third-party equipment vendors or service providers;

•	unforeseen increases in the cost of equipment, labor and raw materials, particularly steel;

•	unforeseen design or engineering problems, including those relating to the commissioning of newly designed equipment;

•	unanticipated actual or purported change orders;

•	client acceptance delays;

•	disputes with shipyards and suppliers;

•	work stoppages and other labor disputes;

•	latent damages or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions;

•	financial or other difficulties at shipyards;

•	adverse weather conditions; and

•	inability to obtain required permits or approvals.
     Significant cost overruns or delays could materially affect our financial condition and results of operations. Some of our risks are concentrated because our three drillships currently under construction are located at one shipyard in South Korea. Delays in the delivery of rigs being constructed or undergoing upgrade, refurbishment or repair may, in many cases, result in delay in contract commencement, resulting in a loss of revenue to us, and may also cause our customer to renegotiate the drilling contract for the rig or terminate or shorten the term of the contract under applicable late delivery clauses. In the event of termination of one of these contracts, we may not be able to secure a replacement contract on as favorable terms. Additionally, capital expenditures for rig upgrade, refurbishment and construction projects could materially exceed our planned capital expenditures. Moreover, our rigs undergoing upgrade, refurbishment and repair may not earn a dayrate during the period they are out of service.
An oversupply of comparable or higher specification rigs in the markets in which we compete could depress the demand and contract prices for our rigs and materially reduce our revenues and profitability.

     Demand and contract prices customers pay for our rigs also are affected by the total supply of comparable rigs available for service in the markets in which we compete. During prior periods of high utilization and dayrates, industry participants have increased the supply of rigs by ordering the construction of new units. This has often created an oversupply of drilling units and has caused a decline in utilization and dayrates when the rigs enter the market, sometimes for extended periods of time as rigs have been absorbed into the active fleet. Approximately 13 new jackup rigs entered the market in 2007, and approximately 83 jackup rigs are on order or under construction with delivery dates ranging from 2008 to 2011. Most of these units are cantilevered units and are considered to be premium units. In the deepwater sector, one new semi-submersible rig entered the market in 2007, and there have been announcements of approximately 70 new semisubmersible rigs and drillships, including our three drillship construction projects, with delivery forecasted to occur from 2008 through 2011. A number of the contracts for units currently under construction provide for options for the construction of additional units, and we believe further new construction announcements may occur for all classes of rigs pursuant to the exercise of one or more of these options and otherwise. In addition, our competitors’ “stacked” (i.e., minimally crewed with little or no scheduled maintenance being performed) rigs may re-enter the market. Not all of the rigs currently under construction have been contracted for future work, which may intensify price competition as scheduled delivery dates occur. The entry into service of newly constructed, upgraded or reactivated units will increase marketed supply and could curtail a further strengthening of dayrates, or reduce them, in the affected markets as rigs are absorbed into the active fleet. Any further increase in construction of new drilling units may negatively affect utilization and dayrates. In addition, the new construction of high specification rigs, as well as changes in our competitors’ drilling rig fleets, could require us to make material additional capital investments to keep our rig fleet competitive.
Our industry is highly competitive and cyclical, with intense price competition.
     Our industry is highly competitive. Our contracts are traditionally awarded on a competitive bid basis. Pricing is often the primary factor in determining which qualified contractor is awarded a job. Rig availability, location and technical ability and each contractor’s safety performance record and reputation for quality also can be key factors in the determination. Some of our competitors in the drilling industry are larger than we are and have more diverse fleets, or fleets with generally higher specifications, and greater resources than we have. Some of these competitors also are incorporated in tax-haven countries outside the United States, which provides them with significant tax advantages that are not available to us as a U.S. company and which may materially impair our ability to compete with them for many projects that would be beneficial to our company. In addition, recent mergers within the oil and natural gas industry have reduced the number of available customers, resulting in increased competition for projects. We may not be able to maintain our competitive position, and we believe that competition for contracts will continue to be intense in the foreseeable future. Our inability to compete successfully may reduce our revenues and profitability.
     Historically, the offshore service industry has been highly cyclical, with periods of high demand, limited rig supply and high dayrates often followed by periods of low demand, excess rig supply and low dayrates. Periods of low demand and excess rig supply intensify the competition in the industry and often result in rigs, particularly lower specification rigs like a large portion of our fleet, being idle for long periods of time. We may be required to stack rigs or enter into lower dayrate contracts in response to market conditions in the future. Prolonged periods of low utilization and dayrates could result in the recognition of impairment charges on certain of our rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable.
Consolidation of suppliers may limit our ability to obtain supplies and services at an acceptable cost, on our schedule or at all.
     We rely on certain third parties to provide supplies and services necessary for our operations. Recent mergers have reduced the number of available suppliers, resulting in fewer alternatives for sourcing of key supplies. We may not be able to obtain supplies and services at an acceptable cost, at the times we need them or at all. These cost increases or delays could have a material adverse affect on our results of operations and financial position.
Failure to attract and retain skilled personnel or an increase in labor costs could hurt our operations.
     We require highly skilled personnel to operate and provide technical services and support for our business. Competition for the skilled and other labor required for our operations intensifies as the number of rigs activated or added to worldwide fleets or under construction increases, creating upward pressure on wages. In periods of high utilization, such as the current period, we have found it more difficult to find and retain qualified individuals. We have experienced tightening in the relevant labor markets since 2005 and have recently sustained the loss of experienced personnel to our customers and competitors. Our labor costs increased significantly in 2005, 2006 and 2007, and we expect this trend to continue in 2008. The shortages of qualified personnel or the inability to obtain and retain qualified personnel could negatively affect the quality, safety and timeliness of our work. In addition, our ability to crew our three new drillships and to expand our deepwater operations depends in part upon our ability to increase the size of our skilled labor force. We have intensified our recruitment and training programs in an effort to meet our anticipated personnel needs. These efforts may be unsuccessful, and competition for skilled personnel could materially impact our business by limiting or affecting the quality and safety of our operations or further increasing our costs.
     Our international operations involve additional risks not generally associated with domestic operations, which may hurt our operations materially.
     In 2007, we derived 83% of our revenues from countries outside the United States. Our operations in these areas are subject to the following risks, among others:
•	foreign currency fluctuations and devaluations;

•	restrictions on currency or capital repatriation;

•	political, social and economic instability, war and civil disturbances;

•	seizure, expropriation or nationalization of assets or confiscatory taxation;

•	significant governmental influence over many aspects of local economies;

•	unexpected changes in regulatory requirements;

•	work stoppages;

•	damage to our equipment or violence directed at our employees, including kidnappings;

•	complications associated with repairing and replacing equipment in remote locations;

•	repudiation, nullification, modification or renegotiation of contracts;

•	limitations on insurance coverage, such as war risk coverage, in certain areas;

•	piracy;

•	imposition of trade barriers;

•	wage and price controls;

•	import-export quotas;

•	uncertainty or instability resulting from hostilities or other crises in the Middle East, West Africa, Latin America or other geographic areas in which we operate;

•	acts of terrorism; and

•	other forms of government regulation and economic conditions that are beyond our control.
     We may experience currency exchange losses where revenues are received or expenses are paid in nonconvertible currencies or where we do not take protective measures against exposure to a foreign currency. We may also incur losses as a result of an inability to collect revenues because of a shortage of convertible currency available to the country of operation, controls over currency exchange or controls over the repatriation of income or capital. We attempt to limit the risks of currency fluctuation and restrictions on currency repatriation where possible by obtaining contracts providing for payment in U.S. dollars or freely convertible foreign currency. To the extent possible, we seek to limit our exposure to local currencies by matching the acceptance of local currencies to our expense requirements in those currencies. Although we have done this in the past, we may not be able to take these actions in the future, thereby exposing us to foreign currency fluctuations that could cause our results of operations, financial condition and cash flows to deteriorate materially.
     Our ability to compete in international contract drilling markets may be limited by foreign governmental regulations that favor or require the awarding of contracts to local contractors or by regulations requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. Furthermore, our foreign subsidiaries may face governmentally imposed restrictions from time to time on their ability to transfer funds to us. Finally, governments in some foreign countries have become increasingly active in regulating and controlling the ownership of concessions and companies holding concessions, the exploration for oil and natural gas and other aspects of the oil and natural gas industries in their countries. In some areas of the world, this governmental activity has adversely affected the amount of exploration and development work done by major oil and natural gas companies and may continue to do so. Operations in less developed countries can be subject to legal systems which are not as mature or predictable as those in more developed countries, which can lead to greater uncertainty in legal matters and proceedings.
     The shipment of goods, services and technology across international borders subjects us to extensive trade laws and regulations. Our import activities are governed by unique customs laws and regulations in each of the countries where we operate. Moreover, many countries, including the United States, control the export and re-export of certain goods, services and technology. Governments also may impose economic sanctions against certain countries, persons and other entities that may restrict or prohibit transactions involving such countries, persons and entities.
     The laws and regulations concerning import activity, export control and economic sanctions are complex and constantly changing. These laws and regulations may be enacted, amended, enforced or interpreted in a manner materially impacting our operations. Shipments can be delayed and denied export or entry for a variety of reasons, some of which are outside our control and some of which may result from failure to comply with existing legal and regulatory regimes. Shipping delays or denials could cause unscheduled operational downtime. Any failure to comply with applicable legal and regulatory trading obligations also could result in criminal and civil penalties and sanctions, such as fines, imprisonment, debarment from government contracts, seizure of shipments and loss of import and export privileges.
     Although we implement policies and procedures designed to promote compliance with the laws of the jurisdictions in which we operate, our employees, contractors and agents may take actions in violation of our policies and such laws. Any such violation, even if prohibited by our policies, could materially and adversely affect our business.
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
     The Audit Committee, through independent outside counsel, has undertaken a review of our compliance with the FCPA in certain of our other international operations. In addition, the U.S. Department of Justice has asked us to provide information with respect to (a) our relationships with a freight and customs agent and (b) our importation of rigs into Nigeria. The Audit Committee is reviewing the issues raised by the request, and we are cooperating with the DOJ in connection with its request.
     This review has found evidence suggesting that during the period from 2001 through 2005 payments were made directly or indirectly to government officials in Saudi Arabia, Kazakhstan, Brazil, Nigeria, Libya, Angola, and the Republic of the Congo in connection with clearing rigs or equipment through customs or resolving outstanding issues with customs, immigration, tax, licensing or merchant marine authorities in those countries. In addition, this review has found evidence suggesting that in 2003 payments were made to one or more third parties with the intent that they would be transferred to a government official in India for the purpose of resolving a customs dispute related to the importation of one of our jackup rigs. The evidence suggests that the aggregate amount of payments referred to in this paragraph is less than $2 million. We are also reviewing certain agent payments related to Malaysia.
     The investigation of the matters described in the prior paragraph and the Audit Committee’s compliance review are ongoing. Accordingly, there can be no assurances that evidence of additional potential FCPA violations may not be uncovered in those or other countries.
     Our management and the Audit Committee of our Board of Directors believe it likely that members of our senior operations management either were aware, or should have been aware, that improper payments to foreign government officials were made or proposed to be made. Our former Chief Operating Officer resigned as Chief Operating Officer effective on May 31, 2006 and has elected to retire from the company, although he will remain an employee, but not an officer, during the pendency of the investigation to assist us with the investigation and to be available for consultation and to answer questions relating to our business. His retirement benefits will be subject to the determination by our Audit Committee or our Board of Directors that it does not have cause (as defined in his retirement agreement with us) to terminate his employment. Other personnel, including officers, have been terminated or placed on administrative leave or have resigned in connection with the investigation. We have taken and will continue to take disciplinary actions where appropriate and various other corrective action to reinforce our commitment to conducting our business ethically and legally and to instill in our employees our expectation that they uphold the highest levels of honesty, integrity, ethical standards and compliance with the law.
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
If we are unable to renew or obtain new and favorable contracts for rigs whose contracts are expiring or are terminated, our revenues and profitability could be materially reduced.
     We have a number of contracts that will expire in 2008 and 2009. Our ability to renew these contracts or obtain new contracts and the terms of any such contracts will depend on market conditions. We may be unable to renew our expiring contracts or obtain new contracts for the rigs under contracts that have expired or been terminated, and the dayrates under any new contracts may be substantially below the existing dayrates, which could materially reduce our revenues and profitability.
Our customers may seek to cancel or renegotiate some of our drilling contracts during periods of depressed market conditions or if we experience downtime, operational difficulties, or safety-related issues.
     Substantially all our contracts with major customers are dayrate contracts, where we charge a fixed charge per day regardless of the number of days needed to drill the well. During depressed market conditions, a customer may no longer need a rig that is currently under contract or may be able to obtain a comparable rig at a lower daily rate. As a result, customers may seek to renegotiate the terms of their existing drilling contracts or avoid their obligations under those contracts. In addition, our customers may have the right to terminate, or may seek to renegotiate, existing contracts if we experience downtime, operational problems above the contractual limit or safety-related issues, if the rig is a total loss, if the rig is not delivered to the customer within the period specified in the contract or in other specified circumstances, which include events beyond the control of either party. Some of our contracts with our customers include terms allowing them to terminate contracts without cause, with little or no prior notice and without penalty or early termination payments. In addition, we could be required to pay penalties, which could be material, if some of our contracts with our customers are terminated due to downtime, operational problems or failure to deliver. Some of our other contracts with customers may be cancelable at the option of the customer upon payment of a penalty, which may not fully compensate us for the loss of the contract. Early termination of a contract may result in a rig being idle for an extended period of time. The likelihood that a customer may seek to terminate a contract is increased during periods of market weakness. If our customers cancel some of our significant contracts and we are unable to secure new contracts on substantially similar terms, our revenues and profitability could be materially reduced.
Many of our contracts with our customers for our offshore rigs are long-term dayrate contracts. Increases in our costs, which are unpredictable and fluctuate based on events outside our control, could adversely impact our profitability.
     In periods of rising demand for offshore rigs, a drilling contractor generally would prefer to enter into well-to-well or other shorter term contracts that would allow the contractor to profit from increasing dayrates, while customers with reasonably definite drilling programs would typically prefer longer term contracts in order to maintain dayrates at a consistent level. Conversely, in periods of decreasing demand for offshore rigs, a drilling contractor generally would prefer longer term contracts to preserve dayrates and utilization, while customers generally would prefer well-to-well contracts or other shorter term contracts that would allow the customer to benefit from the decreasing dayrates. In 2007, a majority of our revenue was derived from long-term dayrate contracts, and substantially all of our backlog as of December 31, 2007 was attributable to long-term dayrate contracts. As a result, our inability to fully benefit from increasing dayrates in an improving market may limit our profitability.
     In general, our costs increase as the business environment for drilling services improves and demand for oilfield equipment and skilled labor increases. While many of our contracts include escalation provisions that allow us to increase the dayrate based on stipulated costs increases, the timing and amount earned from these dayrate increases may differ from our actual increase in costs. Additionally, if our rigs incur idle time between contracts, we typically do not de-man those rigs because we will use the crew to prepare the rig for its next contract. During times of reduced activity, reductions in costs may not be immediate as portions of the crew may be required to prepare our rigs for stacking, after which time the crew members are assigned to active rigs or dismissed. Moreover, as our rigs are mobilized from one geographic location to another, the labor and other operating and maintenance costs can vary significantly. In general, labor costs increase primarily due to higher salary levels and inflation. Equipment maintenance expenses fluctuate depending upon the type of activity the unit is performing and the age and condition of the equipment. Contract preparation expenses vary based on the scope and length of contract preparation required and the duration of the firm contractual period over which such expenditures are amortized.
We can provide no assurance that our current backlog of contract drilling revenue will be ultimately realized.
     As of December 31, 2007, our contract drilling backlog was approximately $4.9 billion for future revenues under firm commitments. We may not be able to perform under these contracts due to events beyond our control, and our customers may seek to cancel or renegotiate our contracts for various reasons, including those described above. Our inability to perform under our contractual obligations may have a material adverse effect on our financial position, results of operations and cash flows.
Our jackup rigs and some of our lower specification semisubmersible rigs are at a relative disadvantage to higher specification jackup and semisubmersible rigs. These higher specification rigs may be more likely to obtain contracts than our lower specification rigs, particularly during market downturns.
     Many of our competitors have jackup fleets with generally higher specification rigs than those in our jackup fleet, and our fleet includes a number of older and/or lower specification semisubmersible rigs. In addition, the announced construction of approximately 153 new rigs includes jackup rigs, semisubmersible rigs and ultra-deepwater drillships. Particularly during market downturns when there is decreased rig demand, higher specification rigs may be more likely to obtain contracts than lower specification rigs. Some of our significant customers may also begin to require higher specification rigs for the types of projects that currently utilize our lower specification rigs, which could materially affect their utilization. In the past, our lower specification rigs have been stacked earlier in the cycle of decreased rig demand than many of our competitors’ higher specification rigs and have been reactivated later in the cycle, which has adversely impacted our business and could be repeated in the future. In addition, higher specification rigs may be more adaptable to different operating conditions and have greater flexibility to move to areas of demand in response to changes in market conditions. Furthermore, in recent years, an increasing amount of exploration and production expenditures have been concentrated in deeper water drilling programs and deeper formations, including deep natural gas prospects, requiring higher specification rigs. This trend is expected to continue and could result in a material decline in demand for the lower specification rigs in our fleet.
Our ability to move some of our rigs to other regions is limited.
     Most jackup and submersible rigs can be moved from one region to another, and in this sense the contract drilling market is a global market. The supply and demand balance for jackup and semisubmersible rigs may vary somewhat from region to region, because the cost to move a rig is significant, there is limited availability of rig-moving vessels and some rigs are designed to work in specific regions. However, significant variations between regions tend not to exist on a long-term basis due to the ability to move rigs. Our mat-supported jackup rigs are less capable than independent leg jackup rigs of managing variable sea floor conditions found in most areas outside the Gulf of Mexico. As a result, our ability to move these rigs to other regions in response to changes in market conditions is limited.
We rely heavily on a small number of customers and the loss of a significant customer could have a material adverse impact on our financial results.
     Our contract drilling business is subject to the usual risks associated with having a limited number of customers for our services. For the year ended December 31, 2007, our four largest customers provided approximately 54% of our consolidated revenues. Our results of operations could be materially adversely affected if any of our major customers terminates its contracts with us, fails to renew its existing contracts or refuses to award new contracts to us and we are unable to enter into contracts with new customers at comparable dayrates.
Our debt levels and debt agreement restrictions may limit our liquidity and flexibility in obtaining additional financing and in pursuing other business opportunities.
     As of December 31, 2007, we had $1,191.5 million in long-term debt. This debt represents approximately 26% of our total capitalization. Our current indebtedness may have several important effects on our future operations, including:

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
     Our ability to meet our debt service obligations and to fund planned expenditures, including construction costs for our three drillship construction projects, will be dependent upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. Our future cash flows may be insufficient to meet all of our debt obligations and contractual commitments, and any insufficiency could negatively impact our business. To the extent we are unable to repay our indebtedness as it becomes due or at maturity with cash on hand or from other sources, we will need to refinance our debt, sell assets or repay the debt with the proceeds from equity offerings.
We are subject to a number of operating hazards, including those specific to marine operations. We may not have insurance to cover all these hazards.
     Our operations are subject to hazards customary in the drilling industry, such as blowouts, reservoir damage, loss of production, loss of well control, lost or stuck drill strings, equipment defects, punchthroughs, craterings, fires, explosions and pollution. Contract drilling and well servicing require the use of heavy equipment and exposure to hazardous conditions, which may subject us to liability claims by employees, customers and third parties. These hazards can cause personal injury or loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage, claims by third parties or customers and suspension of operations. Our offshore fleet is also subject to hazards inherent in marine operations, either while on-site or during mobilization, such as capsizing, sinking, grounding, collision, damage from severe weather and marine life infestations. Operations may also be suspended because of machinery breakdowns, abnormal drilling conditions, failure of subcontractors to perform or supply goods or services, or personnel shortages. We customarily provide contract indemnity to our customers for:
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
     As a result of a number of catastrophic events over the last few years, such as the hurricanes in the Gulf of Mexico in 2004 and 2005, insurance underwriters increased insurance premiums for many of the coverages historically maintained and issued general notices of cancellation and significant changes for a wide variety of insurance coverages. The oil and natural gas industry in the Gulf of Mexico suffered extensive damage from those hurricanes. As a result, our insurance costs and our deductibles increased significantly when our policies renewed in July 2006. Our insurance policy has a $16 million aggregate deductible. In addition, the marine package policy has a sub-limit of $110 million for physical damage claims due to a named windstorm in the U.S. Gulf of Mexico. A number of our customers that produce oil and natural gas in the Gulf of Mexico have maintained business interruption insurance for their production. This insurance may cease to be available in the future, which could adversely impact our customers’ business prospects in the Gulf of Mexico and reduce demand for our services.
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
     The capital associated with the repair and maintenance of our fleet increases with age. We may not be able to maintain our fleet of existing rigs to compete effectively in the market, and our financial resources may not be sufficient to enable us to make expenditures necessary for these purposes or to acquire or build replacement rigs.
Failure to secure a drilling contract prior to deployment of the uncontracted drillship under construction or any other rigs we may construct in the future prior to their deployment could adversely affect our future results of operations.
     Two of our three drillships under construction have long-term drilling contracts. The drillship remaining to be contracted is scheduled for delivery in the second quarter of 2010. We have not yet obtained a drilling contract for this drillship. In addition, we may commence the construction of additional rigs for our fleet from time to time without first obtaining a drilling contract covering any such rig. Our failure to secure a drilling contract for any rig under construction, including our remaining uncontracted drillship construction project, prior to its deployment could adversely affect our results of operations and financial condition.
New technologies may cause our current drilling methods to become obsolete, resulting in an adverse effect on our business.
     The offshore contract drilling industry is subject to the introduction of new drilling techniques and services using new technologies, some of which may be subject to patent protection. As competitors and others use or develop new technologies, we may be placed at a competitive disadvantage and competitive pressures may force us to implement new technologies at substantial cost. In addition, competitors may have greater financial, technical and personnel resources that allow them to benefit from technological advantages and implement new technologies before we can. We may not be able to implement technologies on a timely basis or at a cost that is acceptable to us.
Our customers may be unable or unwilling to indemnify us.
     Consistent with standard industry practice, our clients generally assume, and indemnify us against, well control and subsurface risks under dayrate contracts. These risks are those associated with the loss of control of a well, such as blowout or cratering, the cost to regain control or redrill the well and associated pollution. There can be no assurance, however, that these clients will necessarily be willing or financially able to indemnify us against all these risks. Also, we may be effectively prevented from enforcing these indemnities because of the nature of our relationship with some of our larger clients.
We are subject to numerous governmental laws and regulations, including those that may impose significant costs and liability on us for environmental and natural resource damages.
     Many aspects of our operations are affected by governmental laws and regulations that may relate directly or indirectly to the contract drilling and well servicing industries, including those requiring us to obtain and maintain specified permits or other governmental approvals and to control the discharge of oil and other contaminants into the environment or otherwise relating to environmental protection. Our operations and activities in the United States are subject to numerous environmental laws and regulations, including the Oil Pollution Act of 1990, the Outer Continental Shelf Lands Act, the Comprehensive Environmental Response, Compensation and Liability Act and the International Convention for the Prevention of Pollution from Ships. Additionally, other countries where we operate have environmental laws and regulations covering the discharge of oil and other contaminants and protection of the environment in connection with operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and even criminal penalties, the imposition of remedial obligations, the denial or revocation of permits or other authorizations and the issuance of injunctions that may limit or prohibit our operations. Laws and regulations protecting the environment have become more stringent in recent years and may in certain circumstances impose strict liability, rendering us liable for environmental and natural resource damages without regard to negligence or fault on our part. These laws and regulations may expose us to liability for the conduct of, or conditions caused by, others or for acts that were in compliance with all applicable laws at the time the acts were performed. The application of these requirements, the modification of existing laws or regulations or the adoption of new laws or regulations curtailing exploratory or development drilling for oil and natural gas could materially limit future contract drilling opportunities or materially increase our costs or both. In addition, we may be required to make significant capital expenditures to comply with laws and regulations or materially increase our costs or both.
Our ability to operate our rigs in the U.S. Gulf of Mexico could be restricted or made more costly by government regulation.
     Hurricanes Katrina and Rita in 2005 caused damage to a number of rigs in the Gulf of Mexico fleet, and rigs that were moved off location by the storms damaged platforms, pipelines, wellheads and other drilling rigs. In May 2006 and April 2007, the MMS issued interim guidelines for jackup rig fitness requirements for the 2006 hurricane season, effectively imposing new requirements on the offshore oil and natural gas industry in an attempt to increase the likelihood of survival of jackup rigs and other offshore drilling units during a hurricane. These MMS interim guidelines, the latest of which expired on November 30, 2007, resulted in our jackup rigs operating in the U.S. Gulf of Mexico being required to operate with a higher air gap during the 2006 and 2007 hurricane seasons, effectively reducing the water depth in which they can operate. The guidelines also provided for enhanced information and data requirements from oil and natural gas companies operating properties in the U.S. Gulf of Mexico. The MMS may issue similar guidelines for future hurricane seasons and may take other steps that could increase the cost of operations or reduce the area of operations for our jackup rigs, thus reducing their marketability. Implementation of new MMS guidelines or regulations may subject us to increased costs and limit the operational capabilities of our rigs.
A change in tax laws of any country in which we operate could result in a higher tax expense or a higher effective tax rate on our worldwide earnings.
     We conduct our worldwide operations through various subsidiaries. Tax laws and regulations are highly complex and subject to interpretation. Consequently, we are subject to changing tax laws, treaties and regulations in and between countries in which we operate, including treaties between the United States and other nations. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. A change in these tax laws, treaties or regulations, including those in and involving the United States, or in the interpretation thereof, or in the valuation of our deferred tax assets, could result in a materially higher tax expense or a higher effective tax rate on our worldwide earnings.
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
     Certain of our employees in international markets are represented by labor unions and work under collective bargaining or similar agreements, which are subject to periodic renegotiation. Efforts have been made from time to time to unionize other portions of our workforce. In addition, we have been subjected to strikes or work stoppages and other labor disruptions in certain countries. Additional unionization efforts, new collective bargaining agreements or work stoppages could materially increase our costs or limit our flexibility.

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
     In many of the countries in which we operate, our workforce has certain compensation and other rights arising from our various collective bargaining agreements and from statutory requirements of those countries relating to involuntary terminations. If we choose to cease operations in one of those countries or if market conditions reduce the demand for our drilling services in such a country, we could incur costs, which may be material, associated with workforce reductions.
Public health threats could have a material adverse effect on our operations and our financial results.
     Public health threats, such as the bird flu, Severe Acute Respiratory Syndrome (SARS) and other highly communicable diseases, could adversely impact our operations, the operations of our clients and the global economy in general, including the worldwide demand for oil and natural gas and the level of demand for our services. Any quarantine of personnel or inability to access our offices or rigs could adversely affect our operations. Travel restrictions or operational problems in any part of the world in which we operate, or any reduction in the demand for drilling services caused by public health threats in the future, may materially impact operations and adversely affect our financial results.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     Our property consists primarily of mobile offshore and land drilling rigs, well servicing rigs and ancillary equipment, most of which we own. Some of our rigs are pledged to collateralize our secured credit facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Item 7 of this annual report. We also own and operate transport and heavy duty trucks and other ancillary equipment.
     We own or lease office and operating facilities in Houston, Texas, Houma, Louisiana and in Angola, Brazil, Mexico, France and several additional international locations.
     We incorporate by reference in response to this item the information set forth in Item 1 and Item 7 of this annual report and the information set forth in Notes 4 and 5 of our Notes to Consolidated Financial Statements included in Item 8 of this annual report.
ITEM 3. LEGAL PROCEEDINGS
FCPA Investigation
     We incorporate by reference in response to this item the information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — FCPA Investigation” in Item 7 of this annual report.
Other Legal Proceedings
     Since 2004, certain of our subsidiaries have been named, along with numerous other defendants, in several complaints that have been filed in the Circuit Courts of the State of Mississippi by several hundred individuals that allege that they were employed by some of the named defendants between approximately 1965 and 1986. The complaints allege that certain drilling contractors used products containing asbestos in their operations and seek, among other things, an award of unspecified compensatory and punitive damages. Eight individuals of the many plaintiffs in these suits have been identified as allegedly having worked for us. We intend to defend ourselves vigorously and, based on the information available to us at this time, we do not expect the outcome of these lawsuits to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these lawsuits.
     Paul Bragg, our former President and Chief Executive Officer, filed suit against us in the State District Court of Harris County, Texas in October 2005 seeking declaratory relief to set aside his non-competition agreement and damages for breach of contract in excess of $17 million. We and Mr. Bragg litigated his claims as well as a number of counterclaims we filed against Mr. Bragg, including a claim for breach of fiduciary duty. In late 2006 and early 2007, the trial court granted summary judgment in our favor against Mr. Bragg with respect to his breach of contract claims and in Mr. Bragg’s favor against our breach of fiduciary duty counterclaim. Mr. Bragg’s two-year contractual commitment to not compete with us ended in June 2007, according to the terms of his employment agreement. We and Mr. Bragg have each appealed the summary dismissal of our respective claims, and the appeals are currently pending. We intend to continue our vigorous defense against Mr. Bragg’s breach of contract claims on appeal. Similarly, we intend to pursue diligently on appeal our breach of fiduciary duty counterclaim against Mr. Bragg. We do not expect the outcome of this lawsuit to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of this lawsuit.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
Executive Officers of Registrant
     We have presented below information about our executive officers as of February 28, 2008. Officers are appointed annually by the Board of Directors and serve until their successors are chosen or until their resignation or removal.

Name	Age	Position
Louis A. Raspino	55	President, Chief Executive Officer
Rodney W. Eads	56	Executive Vice President, Chief Operating Officer
Brian C. Voegele	48	Senior Vice President and Chief Financial Officer
Lonnie D. Bane	49	Senior Vice President, Human Resources
W. Gregory Looser	38	Senior Vice President, General Counsel and Secretary
Kevin C. Robert	49	Senior Vice President, Marketing and Business Development
     Louis A. Raspino was named President, Chief Executive Officer and a Director in June 2005. He joined us in December 2003 as Executive Vice President and Chief Financial Officer. From July 2001 until December 2003, he served as Senior Vice President, Finance and Chief Financial Officer of Grant Prideco, Inc. From February 1999 until March 2001, he held various senior financial positions, including Vice President of Finance for Halliburton Company. From October 1997 until July 1998, he was a Senior Vice President at Burlington Resources, Inc. From 1978 until its merger with Burlington Resources, Inc. in 1997, he held a variety of increasingly responsible positions at Louisiana Land and Exploration Company, most recently as Senior Vice President, Finance and Administration and Chief Financial Officer. Mr. Raspino also is a Director of Dresser-Rand Group Inc.
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

     Brian C. Voegele joined us in December 2005 and became our Senior Vice President and Chief Financial Officer in January 2006. From June 2005 through November 2005, he served as Senior Vice President, Chief Financial Officer, Treasurer and Secretary of Bristow Group (formerly Offshore Logistics, Inc.). From July 1989 until January 2005, he held various senior management positions at Transocean Inc. Mr. Voegele began his career at Arthur Young & Co., where he ultimately served as Tax Manager.
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
     W. Gregory Looser was named Senior Vice President, General Counsel and Secretary in January 2005. He had previously served as Vice President, General Counsel and Secretary since December 2003. He joined us in May 1999 as Assistant General Counsel. Prior to that time, Mr. Looser was with the law firm of Bracewell & Guiliani, L.L.P. in Houston, Texas.
     Kevin C. Robert was named Vice President, Marketing in March 2005 and became Senior Vice President, Marketing and Business Development in May 2006. Prior to joining us, from June 2002 to February 2005, Mr. Robert worked for Samsung Heavy Industries as the Vice President, EPIC Contracts. From January 2001 through September 2001, Mr. Robert was employed by Marine Drilling Companies, Inc. as the Vice President, Marketing. When we acquired Marine in September 2001, he became our Director of Business Development, where he served until June 2002. From November 1997 through December 2000, Mr. Robert was Managing Member of Maverick Offshore L.L.C. From January 1981 to November 1997, Mr. Robert was employed by Conoco Inc.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock is listed on the New York Stock Exchange under the symbol “PDE.” As of February 27, 2008, there were approximately 1,350 stockholders of record. The following table presents the range of high and low sales prices of our common stock on the NYSE for the periods shown:

	Price
	High	Low
2006
First Quarter	$36.92	$28.89
Second Quarter	36.96	27.81
Third Quarter	31.82	25.30
Fourth Quarter	33.80	24.01
2007
First Quarter	$31.58	$26.31
Second Quarter	38.00	30.21
Third Quarter	40.44	31.04
Fourth Quarter	37.45	30.46
     We have not paid any cash dividends on our common stock since becoming a publicly held corporation in September 1988. We currently do not have any plans to pay cash dividends on our common stock. In addition, in the event we elect to pay cash dividends in the future, our ability to pay such dividends would be limited by our existing financing arrangements.
Unregistered Sales of Equity Securities
     None.

Issuer Purchases of Equity Securities
     None.

ITEM 6. SELECTED FINANCIAL DATA
     We have derived the following selected consolidated financial information as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005, from our audited consolidated financial statements included in Item 8 of this annual report. We have derived the selected consolidated financial information as of December 31, 2005, 2004 and 2003 and for the years ended December 31, 2004 and 2003 from consolidated financial information included our annual report on Form 10-K for the year ended December 31, 2006. During 2007, we reclassified the results of operations of our Latin America Land and E&P Services segments and three tender-assist barge rigs to discontinued operations for all periods reported. See Note 2 to Notes to the Consolidated Financial Statements in Item 8 of this annual report. The selected consolidated financial information below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report and our audited consolidated financial statements and related notes included in Item 8 of this annual report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In millions, except per share amounts)
Statement of Operations Data:
Revenues	$2,043.8	$1,610.8	$1,281.6	$1,122.8	$1,055.5
Operating costs, excluding depreciation and amortization	1,032.7	942.0	827.1	684.5	643.2
Depreciation and amortization	224.4	199.1	185.7	191.7	182.2
General and administrative, excluding depreciation and amortization	138.1	107.3	81.2	60.1	41.4
Impairment charges	—	0.5	1.0	8.1	—
(Gain) loss on sale of assets, net	(30.4)	(29.8)	(31.5)	(48.2)	0.7

Earnings from operations	679.0	391.7	218.1	226.6	188.0
Interest expense	(73.3)	(78.2)	(87.7)	(102.3)	(113.6)
Refinancing charges	—	—	—	(36.3)	(6.4)
Interest income	14.4	4.2	1.8	1.8	2.7
Other income (expense), net	(5.1)	0.4	2.7	1.1	5.1

Income from continuing operations before income taxes and minority interest	615.0	318.1	134.9	90.9	75.8
Income taxes	(179.7)	(125.3)	(55.6)	(41.3)	(16.9)
Minority interest	(3.5)	(4.1)	(19.7)	(24.5)	(22.4)

Income (loss) from continuing operations	$431.8	$188.7	$59.6	$25.1	$36.5

Income (loss) from continuing operations per share:
Basic	$2.61	$1.16	$0.39	$0.19	$0.27
Diluted	$2.46	$1.11	$0.38	$0.18	$0.24

Shares used in per share calculations:
Basic	165.6	162.8	152.5	135.8	134.7
Diluted	178.5	176.5	160.9	137.3	154.7

	December 31,
	2007	2006	2005	2004	2003
	(In millions)
Balance Sheet Data:
Working capital	$888.0	$293.1	$213.8	$130.5	$70.4
Property and equipment, net	4,019.7	4,000.1	3,181.7	3,281.8	3,463.3
Total assets	5,613.9	5,097.5	4,086.5	4,042.0	4,377.1
Long-term debt, net of current portion	1,115.7	1,294.7	1,187.3	1,685.9	1,805.1
Stockholders’ equity	3,470.4	2,633.9	2,259.4	1,716.3	1,688.7

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
Overview
     We are one of the world’s largest offshore drilling contractors operating, as of February 27, 2008, a fleet of 64 rigs, consisting of two deepwater drillships, 12 semisubmersible rigs, 28 jackups, 10 platform rigs, five managed deepwater drilling rigs and seven Eastern Hemisphere-based land drilling rigs. We have three ultra-deepwater drillships under construction. Our customers include major integrated oil and natural gas companies, state-owned national oil companies and independent oil and natural gas companies. Our competitors range from large international companies offering a wide range of drilling services to smaller companies focused on more specific geographic or technological areas.
     We operate in many of the significant deepwater oil and natural gas basins throughout the world, including Brazil, West Africa and the Gulf of Mexico. In addition to our owned deepwater fleet, we also manage the drilling operations for five deepwater rigs owned by our customers. With our combined owned and managed fleet, we believe that we are the second largest operator of deepwater rigs and that our deepwater fleet is among the youngest in the industry, with seven of our eight deepwater rigs having been placed into service since 1999. We believe our deepwater experience and the age of our fleet gives us a competitive advantage for contract opportunities, including newbuild prospects, over our competitors with older, lower specification rigs or competitors with less operating and engineering experience in deepwater.
     We are increasing our emphasis on deepwater and other high specification drilling solutions. We believe that customer demands to explore and develop deepwater fields will exceed the capacity of the existing deepwater drilling rig fleet for the next several years. In line with this belief, since 2005 we have invested or committed to invest over $2.8 billion in the expansion of our deepwater fleet. Our accomplishments include our acquisition of the remaining 49% outside joint venture interests in our two existing drillships, acquiring the remaining 70% interests in two of our deepwater semisubmersible rigs in Brazil, and expanding our drillship fleet through our three ultra-deepwater drillships under construction, two of which have drilling contracts for periods of at least five years after delivery. As part of our focus on deepwater and premium offshore services, we have sought opportunities to dispose of non-core assets to enable us to reinvest our financial and human capital to develop our growth strategy. Most notably, in 2007, we sold our Latin America Land and E&P Services business for approximately $1 billion in cash and completed the sale of our three tender-assist barges for $213 million in cash in the first quarter of 2008.
Recent Developments
     Investments in Deepwater Fleet
     In June 2007, we entered into an agreement with Samsung Heavy Industries Co., Ltd. to construct an advanced-capability ultra-deepwater drillship. The agreement provides for an aggregate fixed purchase price of approximately $612 million. The agreement provides that, following shipyard construction, commissioning and testing, the drillship is to be delivered to us on or before June 30, 2010. We have the right to rescind the contract for delays exceeding certain periods and the right to liquidated damages from Samsung for delays during certain periods. We expect the total project cost, including commissioning and testing, to be approximately $680 million, excluding capitalized interest. In connection with the construction contract, we entered into a license agreement with the holder of certain patents, which are expected to expire in 2016, related to the drillship’s dual-activity capabilities. Under the license agreement, we paid the holder a fee of $10 million for the initial drillship and we will pay an additional $15 million for any additional drilling units that use the patented technology, plus five percent of the revenue earned by the drillship and any additional units (reduced by a $5 million credit per unit for any of the additional units) in jurisdictions where the license is applicable. Although we currently do not have a drilling contract for this drillship, we expect that the anticipated demand resulting from the continuing expansion of customer requirements for deepwater drilling capacity should provide us with a number of opportunities to contract the rig prior to its delivery date.
     In July 2007, we acquired from Lexton Shipping Ltd. an advanced-capability ultra-deepwater drillship being constructed by Samsung. As consideration for our acquisition of Lexton’s rights under the drillship construction contract with Samsung, we paid Lexton $108.5 million in cash and assumed its obligations under the construction contract, including remaining scheduled payments of approximately $540 million. The construction contract provides that, following shipyard construction, commissioning and testing, the drillship is to be delivered to us on or before February 28, 2010. We have the right to rescind the contract for delays exceeding certain periods and the right to liquidated damages from Samsung for delays during certain periods. In January 2008, we entered into a five-year contract with respect to the drillship for drilling operations in the U.S. Gulf of Mexico, which is expected to commence during the third quarter of 2010 following the completion of shipyard construction, mobilization of the rig to the U.S. Gulf of Mexico and customer acceptance testing. In connection with the contract, the drillship is being modified from the original design to improve its off-line operational capabilities. Including these modifications, amounts already paid, commissioning and testing, we expect the total project cost to be approximately $730 million, excluding capitalized interest.
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
     In January 2008, we entered into an agreement with Samsung to construct an advanced-capability ultra-deepwater drillship. The agreement provides for an aggregate fixed purchase price of approximately $635 million. The agreement provides that, following shipyard construction, commissioning and testing, the drillship is to be delivered to us on or before March 31, 2011. We have the right to rescind the contract for delays exceeding certain periods and the right to liquidated damages from Samsung for delays during certain periods. We have entered into a multi-year drilling contract with respect to the drillship, which is expected to commence during the first quarter of 2011 following the completion of shipyard construction, mobilization of the rig and customer acceptance testing. Under the drilling contract, the customer may elect, by January 31, 2010, a firm contract term of at least five years and up to seven years in duration. We expect the total project cost, including commissioning and testing, to be approximately $720 million, excluding capitalized interest.
     Dispositions
     In August 2007, we completed the sale to GP Investments Ltd., a private equity firm based in Brazil, of all of the issued and outstanding capital stock of our subsidiaries through which we conducted the business of our Latin America Land and E&P Services segments. The purchase price paid at closing of $1.0 billion in cash is subject to adjustment based on the working capital of the business at the closing date. We have agreed not to compete with the land drilling and E&P services business in Mexico, Central America and South America or solicit employees of the business for a period of three years following the closing. We and the buyer have agreed, subject to certain limitations, to indemnify each other against various matters, which could be material.
     In August 2007, we also entered into an agreement to sell our fleet of three self-erecting, tender-assist rigs to Ferncliff TIH AS of Norway for $213 million in cash. We completed the sale the rigs in the first quarter of 2008. In connection with the sale, we entered into an agreement to operate one of the rigs until its current contract is completed, which is anticipated to be in December 2008.
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
     The Audit Committee, through independent outside counsel, has undertaken a review of our compliance with the FCPA in certain of our other international operations. In addition, the U.S. Department of Justice has asked us to provide information with respect to (a) our relationships with a freight and customs agent and (b) our importation of rigs into Nigeria. The Audit Committee is reviewing the issues raised by the request, and we are cooperating with the DOJ in connection with its request.
     This review has found evidence suggesting that during the period from 2001 through 2005 payments were made directly or indirectly to government officials in Saudi Arabia, Kazakhstan, Brazil, Nigeria, Libya, Angola, and the Republic of the Congo in connection with clearing rigs or equipment through customs or resolving outstanding issues with customs, immigration, tax, licensing or merchant marine authorities in those countries. In addition, this review has found evidence suggesting that in 2003 payments were made to one or more third parties with the intent that they would be transferred to a government official in India for the purpose of resolving a customs dispute related to the importation of one of our jackup rigs. The evidence suggests that the aggregate amount of payments referred to in this paragraph is less than $2 million. We are also reviewing certain agent payments related to Malaysia.
     The investigation of the matters described in the prior paragraph and the Audit Committee’s compliance review are ongoing. Accordingly, there can be no assurances that evidence of additional potential FCPA violations may not be uncovered in those or other countries.
     Our management and the Audit Committee of our Board of Directors believe it likely that members of our senior operations management either were aware, or should have been aware, that improper payments to foreign government officials were made or proposed to be made. Our former Chief Operating Officer resigned as Chief Operating Officer effective on May 31, 2006 and has elected to retire from the company, although he will remain an employee, but not an officer, during the pendency of the investigation to assist us with the investigation and to be available for consultation and to answer questions relating to our business. His retirement benefits will be subject to the determination by our Audit Committee or our Board of Directors that it does not have cause (as defined in his retirement agreement with us) to terminate his employment. Other personnel, including officers, have been terminated or placed on administrative leave or have resigned in connection with the investigation. We have taken and will continue to take disciplinary actions where appropriate and various other corrective action to reinforce our commitment to conducting our business ethically and legally and to instill in our employees our expectation that they uphold the highest levels of honesty, integrity, ethical standards and compliance with the law.
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
Our Business
     We provide contract drilling services to major integrated, government-owned and independent oil and natural gas companies throughout the world. Our offshore drilling fleet competes on a global basis, as offshore rigs generally are highly mobile and may be moved from one region to another in response to demand. While the cost of moving a rig and the availability of rig-moving vessels may cause the supply and demand balance to vary somewhat between regions, significant variations between regions do not tend to persist long-term because of rig mobility. Pricing is often the primary factor in determining which qualified contractor is awarded a job. Rig availability, location and technical ability and each contractor’s safety performance record and reputation for quality also can be key factors in the determination. All of our drilling contracts with major customers are on a dayrate basis, where we charge the customer a fixed amount per day regardless of the number of days needed to drill the well. We provide the rigs and drilling crews and are responsible for the payment of rig operating and maintenance expenses. Our customer bears the economic risk and benefit relative to the geologic success of the wells.
     The markets for our drilling services are highly cyclical. Our operating results are significantly affected by the level of energy industry spending for the exploration and development of oil and natural gas reserves. Oil and natural gas companies’ exploration and development drilling programs drive the demand for drilling services. These drilling programs are affected by oil and natural gas companies’ expectations about oil and natural gas prices, anticipated production levels, demand for crude oil and natural gas products and many other factors. The availability of quality drilling prospects, exploration success, availability of qualified rigs and operating personnel, relative production costs, availability and lead time requirements for drilling and production equipment, the stage of reservoir development and political and regulatory environments also affect our customers’ drilling programs. Oil and natural gas prices are volatile, which has historically led to significant fluctuations in expenditures by our customers for oil and natural gas drilling services. Variations in market conditions during the cycle impact us in different ways depending primarily on the length of drilling contracts in different regions. For example, contracts in the U.S. Gulf of Mexico tend to be shorter term, so a deterioration or improvement in market conditions tends to quickly impact revenues and cash flows from those operations. Contracts in international offshore markets tend to be longer term, so a change in market conditions tends to have a delayed impact. Accordingly, short-term changes in market conditions may have minimal short-term impact on revenues and cash flows from those operations unless the timing of contract renewals takes place during the short-term changes in the market.
     Generally, we expect global demand for offshore contract drilling services to remain strong, driven by increasing worldwide demand for oil and natural gas, an increased focus by oil and natural gas companies on offshore prospects and increased global participation by national oil companies. Customer requirements for deepwater drilling capacity continue to expand, as successful results in exploration drilling have led to prolonged field development programs around the world, placing deepwater assets in limited supply beyond the end of the decade. We believe that long-term market conditions for deepwater drilling services are favorable and that demand for deepwater rigs will continue to exceed supply for the next several years, producing attractive opportunities for deepwater drilling rigs, including ultra-deepwater rigs like ours under construction. We believe that higher prices for oil, geological successes in exploratory markets and, in general, more favorable political conditions will continue to encourage the development of new projects by exploration and production companies on a number of major deepwater discoveries. In addition, we believe that the need for deepwater rigs will continue to grow for existing offshore development projects.
     Our revenues depend principally upon the number of our available rigs, the number of days these rigs are utilized and the contract dayrates received. The number of days our rigs are utilized and the contract dayrates received are largely dependent upon the balance of supply of drilling rigs and demand for drilling services for the different rig classes we operate, as well as our rigs’ operational performance, including mechanical efficiency. The number of rigs we have available may increase or decrease as a result of the acquisition or disposal of rigs, the construction of new rigs and the number of rigs being upgraded or repaired or undergoing periodic surveys or routine maintenance at any time. In order to improve utilization or realize higher contract day rates, we may mobilize our rigs from one geographic region to another for which we may receive a mobilization fee. Mobilization fees are deferred and recognized as revenue over the term of the contract.
     Our earnings from operations are primarily affected by revenues, cost of labor, repairs and maintenance and utilization of our drilling fleet. Many of our drilling contracts allow us to increase the dayrates charged to our customer based on increases in operating costs, such as increases in labor costs, maintenance and repair costs, and insurance costs. Some of our costs are fixed in nature or do not vary at the same time or to the same degree as changes in revenue. For instance, if a rig is expected to be idle between contracts and earn no revenue, we will still maintain our rig crew, which reduces our earnings as we cannot fully offset the impact of the lost revenues with reductions in operating costs.
     Our industry is being affected by shortages of, and increased competition for, skilled rig crew personnel due to the level of activity in the drilling industry. As a result, the costs to attract and retain personnel continue to increase. To better retain and attract skilled rig personnel, we offer competitive compensation programs and have increased our focus on training and management development programs. We believe that labor costs will continue to increase in 2008. In addition, increased demand for contract drilling operations has increased demand for oilfield equipment and spare parts, which, when coupled with the consolidation of equipment suppliers, has resulted in longer order lead times to obtain critical spares and other critical equipment components essential to our business, higher repair and maintenance costs and longer out-of-service time for major repair and upgrade projects. We anticipate maintaining higher levels of critical spares to minimize unplanned downtime. With the current level of business activity, we do not expect these trends to moderate in the near term. However, due to higher market dayrates and our ability to increase dayrates for higher costs, we expect our growth in revenues to continue to outpace our cost increases throughout 2008.
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
     As a result of the significant insurance losses incurred by the drilling industry during the 2004 and 2005 hurricane seasons, our insurance costs increased significantly when our policies renewed in July 2006. Our insurance policy has a $16 million aggregate deductible. In addition, the marine package policy has a sub-limit of $110 million for physical damage claims due to a named windstorm in the U.S. Gulf of Mexico.
     We operate in one reportable segment, Offshore Drilling Services, with a global fleet of offshore rigs. We consider our drillships and our semisubmersible rigs operating in water depths greater than 4,500 feet as deepwater and our semisubmersible rigs operating in water depths from 1,000 feet to 4,500 feet as midwater. Our jackups operate in water depths up to 300 feet.
     Our deepwater fleet currently operates in West Africa, Brazil and the Mediterranean Sea, and is fully contracted through mid-2008, with most of the fleet contracted into 2010 and beyond. As a result, we would benefit from potential dayrate increases for deepwater rigs only when our deepwater fleet can operate under new contracts or as our uncontracted ultra-deepwater drillship becomes available. Based on our recent contracts for two of our ultra-deepwater rigs under construction and inquiries received from our clients, we believe our customer needs for deepwater drilling rigs are extending five to ten years into the future. Contracts for deepwater rigs tend to be longer term, with some contracts being five or more years in length, reflecting the demand for drilling rigs and our customers’ long-term commitment to deepwater exploration and development. Based on limited rig availability and the geologic success in deepwater, we expect dayrates for deepwater rigs to remain strong for the next several years.
     Our midwater fleet currently operates in West Africa, Brazil and the Mediterranean Sea. We currently have half of our midwater fleet contracted through 2013. At present, strong demand and limited availability of rigs continues to sustain the high dayrates for the midwater fleet. Contracts for midwater rigs tend to be shorter in duration than contracts for deepwater rigs, with one to three years as the typical length. We believe strong demand and a limited ability to increase semisubmersible rig supply in the short term will result in favorable market conditions through 2009.
     Our jackup fleet operates in the U.S. Gulf of Mexico and internationally in Mexico, the Middle East, Asia Pacific and West Africa. Contracts for our U.S. Gulf of Mexico jackup fleet tend to be for shorter periods as compared to international jackup contracts. Also, contracts for our Mexico jackup fleet are impacted by dayrate levels in the U.S. Gulf of Mexico. We continue to benefit from the current contract dayrates and high utilization in the international jackup market; however, we are beginning to observe indications of the potential negative effect on our dayrates due to worldwide newbuild rig fleet additions over the next three years. Currently, approximately 36 newbuild jackups are expected to be added to the global market with scheduled delivery by the end of 2008 and approximately 47 additional newbuild jackups have scheduled delivery dates from 2009 through 2011. We believe the addition of this rig capacity to the market is likely to result in increased volatility of and downward trends in international jackup dayrates and utilization. Since mid-2006, the dayrate environment in the U.S. Gulf of Mexico has been under pressure from lower demand for rigs. We expect our competitors to continue to seek opportunities to relocate rigs from the U.S. Gulf of Mexico to international markets, including the relocation of additional independent leg jackup rigs to Mexico. While dayrates in the U.S. Gulf of Mexico have stabilized due to recent increases in fleet utilization, any improvement in dayrates in the U.S. Gulf of Mexico will largely depend upon changes affecting natural gas storage levels and prices that drive increased activity levels, access to capital for small to medium sized exploration and production companies, seasonality in the market driven by recurring hurricane seasons, and the number and timing of rigs moving from the U.S. Gulf of Mexico to Mexico and other international markets. As dayrates in Mexico are based on U.S. Gulf of Mexico rates, we expect that dayrates for our Mexican fleet will adjust lower in 2008. In addition, we will likely be unable to compete for some of the growth opportunities in the Mexican jackup market due to the technical limits of some of our rigs.
     We incurred approximately 1,350 unavailable days for shipyard maintenance and upgrade projects in 2007 for our existing fleet. For 2008, we expect the number of shipyard days to be approximately 725. These shipyard projects may be subject to repair delays. For our ultra-deepwater drillships under construction, we have attempted to mitigate risks of delay by selecting the same shipyard for all three construction projects with fixed-fee contracts, although some of our other risks with respect to these construction projects, such as work stoppages, disputes with the shipyard, shipyard financial and other difficulties and adverse weather conditions, are more concentrated.
Backlog
     Our backlog at December 31, 2007, totaled approximately $4.9 billion for our executed contracts. Approximately $1.8 billion of this backlog is expected to be realized in 2008. Our backlog at December 31, 2006, was approximately $5.7 billion. We calculate our backlog, or future contracted revenue for our offshore fleet, as the contract dayrate multiplied by the number of days remaining on the contract, assuming full utilization. Backlog excludes revenues for mobilization, demobilization, contract preparation, customer reimbursables and performance bonuses. The amount of actual revenues earned and the actual periods during which revenues are earned will be different than the amount disclosed or expected due to various factors. Downtime due to various operating factors, including unscheduled repairs, maintenance, weather and other factors, may result in lower applicable dayrates than the full contractual operating dayrate, as well as the ability of our customers to terminate contracts under certain circumstances.
     Subsequent to December 31, 2007, we were awarded firm drilling contracts for two of our ultra-deepwater drillships under construction. In addition, we received new contracts or contract extensions for several rigs in our fleet, including the Pride North Sea, the Pride Rio de Janeiro and the Pride Portland. In total, these contracts added approximately $3.1 billion to our backlog and resulted in our total backlog increasing to approximately $7.7 billion as of February 28, 2008.

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
     Useful lives of rigs and related equipment are difficult to estimate due to a variety of factors, including technological advances that impact the methods or cost of oil and natural gas exploration and development, changes in market or economic conditions and changes in laws or regulations affecting the drilling industry. We evaluate the remaining useful lives of our rigs when certain events occur that directly impact our assessment of the remaining useful lives of the rig and include changes in operating condition, functional capability and market and economic factors. We also consider major capital upgrades required to perform certain contracts and the long-term impact of those upgrades on the future marketability when assessing the useful lives of individual rigs. During the three months ended September 30, 2007, we completed a technical evaluation of our offshore fleet. As a result of this evaluation, remaining useful lives and estimated salvage values were adjusted on certain rigs in the fleet. These changes were primarily a result of changing market conditions, the significant capital investment in certain rigs and revisions to, and standardization of, maintenance practices. As a result of our evaluation, effective July 1, 2007, we increased our estimates of the remaining lives of certain semisubmersible and jackup rigs in our fleet between four and eight years, increased the expected useful lives of our drillships from 25 years to 35 years and our semisubmersibles from 25 years to 30 years, and updated our estimated salvage value for all of our offshore drilling rig fleet to 10% of the historical cost of the rigs. The effect of these changes in estimates was a reduction to depreciation expense of approximately $28.5 million and an after-tax increase to diluted earnings per share of $0.13 for the six-month period ended December 31, 2007.
     We review our property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of such assets or asset groups may not be recoverable. Indicators of possible impairment include extended periods of idle time and/or an inability to contract specific assets or groups of assets, such as a specific type of drilling rig, or assets in a specific geographical region. However, the drilling and workover industry in which we operate is highly cyclical and it is not unusual to find that assets that were idle, under-utilized or contracted at sub-economic rates for significant periods of time resume activity at economic rates when market conditions improve. Additionally, most of our assets are mobile, and we may mobilize rigs from one market to another to improve utilization or realize higher dayrates.
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
     As of December 31, 2007, we have U.S. net operating loss (“NOL”) carryforwards. Due to our acquisition of Marine Drilling Companies in September 2001, certain NOL carryforwards are subject to limitations under Sections 382 and 383 of the U.S. Internal Revenue Code. The U.S. NOL carryforwards could expire starting in 2021 through 2024. We have foreign NOL carryforwards, and we have recognized a valuation allowance on substantially all of these foreign NOL carryforwards. Certain foreign NOL carryforwards do not expire and some could expire starting in 2008 through 2017.
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
     In 2006, we received tax assessments from the Mexican government related to our operations for the tax years 2002 and 2003. These assessments contest our right to claim certain deductions in our tax returns for those years. We anticipate that the Mexican government will make additional assessments contesting similar deductions for other tax years. While we intend to contest these assessments vigorously, we cannot predict or provide assurance as to the ultimate outcome, which may take several years. However, we do not believe that the ultimate outcome of these assessments will have a material impact on our consolidated financial statements. As required by local statutory requirements, we have provided standby letters of credit, which totaled $45 million as of December 31, 2007, to contest these assessments.
     We do not believe that it is possible to reasonably estimate the potential impact of changes to the assumptions and estimates identified because the resulting change to our tax liability, if any, is dependent on numerous underlying factors which cannot be reasonably estimated. These include, among other things, the amount and nature of additional taxes potentially asserted by local tax authorities; the willingness of local tax authorities to negotiate a fair settlement through an administrative process; the impartiality of the local courts; and the potential for changes in the tax paid to one country to either produce, or fail to produce, an offsetting tax change in other countries. Our experience has been that the estimates and assumptions we have used to provide for future tax assessments have been appropriate; however, past experience is only a guide and the tax resulting from the resolution of current and potential future tax controversies may have a material adverse effect on our consolidated financial statements.
Contingent Liabilities
     We establish reserves for estimated loss contingencies when we believe a loss is probable and the amount of the loss can be reasonably estimated. Our contingent liability reserves relate primarily to litigation, personal injury claims, indemnities and potential income and other tax assessments (see also “Income Taxes” above). Revisions to contingent liability reserves are reflected in income in the period in which different facts or information become known or circumstances change that affect our previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon our assumptions and estimates regarding the probable outcome of the matter. Should the outcome differ from our assumptions and estimates or other events result in a material adjustment to the accrued estimated reserves, revisions to the estimated reserves for contingent liabilities would be required and would be recognized in the period the new information becomes known.
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
Segment Review
     Subsequent to the disposition of our Latin America Land and E&P Services segments in August 2007, our operations consist of one reportable segment, Offshore Drilling Services. All periods presented have been revised to reflect our Latin America Land and E&P Services segments and our three tender-assist rigs as discontinued operations. See Note 2 of our Notes to Consolidated Financial Statements in Item 8 of this annual report for additional information regarding discontinued operations. As a result of our disposal of the Latin America Land and E&P Services segments, certain operating and administrative costs were reallocated for all periods presented to our remaining continuing operating segments.
     The following table summarizes our revenue and earnings from continuing operations by asset class of Offshore Drilling Services and our other continuing operations. We have included our seven land rigs and other operations in Other.

	For Year Ended December 31,
	2007	2006	2005
Revenues:
Offshore Drilling Services
Deepwater	$643.9	$478.6	$359.4
Midwater	334.5	181.4	153.1
Jackups — U.S.	242.5	379.4	169.2
Jackups — International	530.9	301.5	278.2
Other Offshore	174.7	165.9	225.9

Total Offshore Drilling Services	1,926.5	1,506.8	1,185.8
Other	116.3	104.0	95.8
Corporate	1.0	—	—

Total	$2,043.8	$1,610.8	$1,281.6

Earnings from operations:
Offshore Drilling Services
Deepwater	$275.6	$124.9	$99.6
Midwater	145.8	28.4	8.1
Jackups — U.S.	79.8	218.5	64.7
Jackups — International	244.8	112.4	82.0
Other Offshore	42.2	5.2	25.7

Total Offshore Drilling Services	788.2	489.4	280.1
Other	33.4	23.3	19.9
Corporate	(142.6)	(121.0)	(81.9)

Total	$679.0	$391.7	$218.1

     The following table summarizes our average daily revenues and percentage utilization by type of offshore rig in our fleet:

	2007		2006		2005
	Average		Average		Average
	Daily		Daily		Daily
	Revenues	Utilization	Revenues	Utilization	Revenues	Utilization
	(1)	(2)	(1)	(2)	(1)	(2)
Deepwater	$230,800	96%	$180,000	91%	$167,600	84%
Midwater	$192,200	79%	$102,500	81%	$83,400	87%
Jackups — U.S.	$84,800	68%	$104,400	79%	$52,400	84%
Jackups — International	$101,200	87%	$61,300	86%	$43,900	94%
Other Offshore	$50,100	60%	$46,000	53%	$45,200	58%

(1)	Average daily revenues are based on total revenues for each type of rig divided by actual days worked by all rigs of that type. Average daily revenues will differ from average contract dayrate due to billing adjustments for any non-productive time, mobilization fees, demobilization fees, performance bonuses and charges to the customer for ancillary services.

(2)	Utilization is calculated as the total days worked divided by the total days in the period.
Deepwater
     Revenues increased $165.3 million, or 35%, for 2007 over 2006 as we continue to benefit from the strong demand for our deepwater rigs, which has resulted in higher dayrates and continued high utilization levels across much of the fleet. This strong performance was led by the Pride South Pacific, which contributed approximately $70 million of incremental revenue as a result of the commencement of a new contract in March 2007 with a dayrate approximately three times higher than its previous contract. The improvement was also due to increased utilization from the Pride North America, which had non-revenue maintenance and repair downtime in 2006, and an increase of $47.7 million in revenue from the non-cash amortization of deferred revenue related to the Pride Portland and Pride Rio de Janeiro. Average daily revenues in 2007 increased 28% over 2006 primarily due to contract dayrate increases. Operating days increased 5% in 2007 over 2006 due to increased utilization from the Pride North America. Earnings from operations increased $150.7 million, or 121%, in 2007 over 2006 due to an increase in revenues and a decrease in rental expenses resulting from our acquisition in November 2006 of the remaining 70% interest in a joint venture company, the principal assets of which were the Pride Rio de Janeiro and the Pride Portland. Utilization increased to 96% for 2007 from 91% in 2006 due to the Pride North America, which had non-revenue maintenance repair and downtime in 2006. These favorable conditions were offset partially by a 19% increase in total labor costs resulting primarily from increased wages for our rig crews. In November 2006, we were awarded five-year contract extensions that begin in mid-2008 for the Pride Brazil and the Pride Carlos Walter and a three-year contract extension that began in early 2008 for the Pride North America, each at substantially higher dayrates from their previous contract dayrates. In June 2007, our customer for both the Pride Africa and the Pride Angola exercised two one-year options to extend the existing contract for the Pride Africa through December 2011. In late October 2007, the Pride Rio de Janeiro experienced a water ingress, which required us to suspend rig operations for approximately 68 days to complete the necessary repairs. The rig returned to service in January 2008. We are in the process of finalizing a multi-year contract for our deepwater drillship the Pride Angola. The contract is subject to regulatory approval, which we are working with our client to obtain. We can give no assurance that such approval will be obtained in a timely manner or at all.
     Revenues increased $119.2 million, or 33%, for 2006 over 2005. The increase was due to a 24% increase in actual days worked in 2006 as compared to 2005 primarily due to a full year of operations in 2006 for the Pride Portland and the Pride Rio de Janeiro and $8.0 million related to the amortization of deferred contract liabilities for these two rigs, increased dayrates for the Pride North America, and contractual rate escalations. Average daily revenues for 2006 increased 7% over 2005 due to contracted dayrate increases for the Pride North America and moderate contractual dayrate escalations in 2006 for several of our deepwater rigs. Earnings from operations increased $25.3 million, or 25%, for 2006 over 2005 due to an increase in revenues partially offset by charges in 2006 for settlement of agency relationships on four of the rigs.
Midwater
     Revenues increased $153.1 million, or 84%, in 2007 over 2006 due primarily to higher dayrates. Average daily revenue for 2007 increased 88% over 2006 as a result of the Pride South America, the Pride South Atlantic, the Pride South Seas and the Pride Venezuela commencing new contracts with substantially higher dayrates. Earnings from operations in 2007 increased $117.4 million over 2006 due to higher dayrates for most of our midwater fleet. Overall, utilization of our midwater fleet decreased to 79% in 2007 from 81% in 2006. The decline in utilization in 2007 is primarily due to the Pride Mexico entering the shipyard in May 2007 for upgrade and maintenance in preparation for its new contract beginning in mid-2008. In addition, the Pride South Seas entered the shipyard in September 2007 for upgrade and maintenance, lowering its utilization for 2007 as compared to 2006.
     Revenues increased $28.3 million, or 18%, in 2006 over 2005. The increase was due to higher dayrates for several rigs partially offset by a 4% decline in actual days worked. Average daily revenue for 2006 increased 23% over 2005 as a result of the Pride Venezuela rolling over to a market rate contract, contract escalations and performance bonuses earned. Earnings from operations in 2006 increased $20.3 million, or 251%, over 2005 primarily due to higher dayrates and lower mobilization and repairs and maintenance costs for the Pride Venezuela.
Jackups — U.S.
     Revenues decreased $136.9 million, or 36%, in 2007 over 2006. The decrease was primarily due to the softening demand in the U.S. Gulf of Mexico, which has resulted in lower dayrates and utilization across much of the fleet. Reflecting the relative market softness, average daily revenue for our jackup fleet for 2007 decreased 19% over 2006. Earnings from operations in 2007 decreased $138.7 million, or 63%, over 2006 due to lower dayrates and operating costs incurred while rigs are idle between contracts. Overall, utilization of our U.S. jackup fleet decreased to 68% for 2007 from 79% for 2006. During the third quarter of 2007, the Pride Oklahoma and Pride Mississippi departed the U.S. Gulf of Mexico to Mexico for one-year contracts. At the end of September 2007, we elected to cold stack the Pride Utah, and we do not expect to operate the rig in 2008.
     Revenues increased $210.2 million, or 124%, in 2006 over 2005. The increase was due to the historically high dayrates in 2006 partially offset by a decline in utilization. Average daily revenue for our U.S. jackup fleet in 2006 increased 99% over 2005. Earnings from operations increased $153.8 million, or 238%, in 2006 over 2005 due to the increase in average daily revenue without corresponding increases in operating costs. Utilization of our U.S. jackup fleet decreased to 79% in 2006 from 84% in 2005. The decline of utilization is primarily due to shipyard upgrade and maintenance projects.
Jackups — International
     Revenues increased $229.4 million, or 76%, in 2007 over 2006 primarily due to dayrate increases in Mexico, to the Pride Tennessee operating in Mexico for much of 2007 after its being out of service from the beginning of 2006 through early 2007 for a planned shipyard upgrade project, and to the relocation of two rigs from the U.S. Gulf of Mexico to Mexico. Average daily revenue for our international jackup fleet for 2007 increased 65% over 2006 as our rigs in Mexico recontracted at higher dayrates. Earnings from operations in 2007 increased $132.4 million, or 118%, over 2006 due to higher dayrates without corresponding increases in operating costs, partially offset by a $25.3 million gain on the sale of the Pride Rotterdam in 2006. In October 2007, the Pride Alabama experienced a lightening strike from severe storms in Mexico and required 10 days to repair. Overall, utilization of our international jackup fleet increased 1% to 87% for 2007 over 2006. After the completion of its contract in 2007, the Pride Nevada was mobilized from Mexico to the U.S. Gulf of Mexico and currently is without a contract.
     Revenues increased $23.3 million, or 8%, in 2006 over the 2005. The increase was due to higher dayrates partially offset by a decline in utilization. Average daily revenue for our international jackup fleet for 2006 increased 40% over 2005. Earnings from operations in 2006 increased $30.4 million, or 37%, over 2005 due to the increase in average daily revenue. Utilization of our international jackup fleet decreased to 86% for 2006 from 94% in 2005. The decline of utilization is primarily due to shipyard upgrade and maintenance projects.
Other Offshore
     Other offshore includes our 10 platform rigs, as well as the drilling management services we provide for five deepwater drilling rigs under management contracts that expire from 2011 to 2012.
     Revenues increased $8.8 million, or 5%, in 2007 over 2006 primarily as a result of higher dayrates and utilization for our platform rigs and higher rates for our managed rigs, partially offset by our reduction in shallow-water management contracts and swamp barge rig operations. In December 2007, we sold the Bintang Kalimantan, which had been idle since early 2006, resulting in a gain on sale of $20 million. Average daily revenue for our other offshore assets for 2007 increased 9% over 2006. The increase in average daily revenue was primarily due to higher dayrates for platform rigs in the U.S. Gulf of Mexico. Earnings from operations increased $37.0 million, or 712%, for 2007 over 2006 due to the gain on the sale of the Bintang Kalimantan and higher dayrates for our managed rigs. Utilization of our other offshore assets increased to 60% for 2007 from 53% in 2006 due to higher activity levels in the U.S. Gulf of Mexico platform rig market.
     Revenues decreased $60.0 million, or 27%, in 2006 over 2005 due to the termination of management agreements in 2006 and the sale of two tender barges in 2005. Average daily revenue for our other offshore assets for 2006 increased 2% over 2005. Earnings from operations in 2006 decreased $20.5 million, or 80%, due to gains on asset sales in 2005 and lower utilization. Utilization of our other offshore assets decreased to 53% in 2006 from 58% in 2005 due to lower platform rig utilization.
Discontinued Operations
     In August 2007, we completed the sale of all of the issued and outstanding capital stock of our subsidiaries through which we conducted the business of our Latin America Land and E&P Services segments, and we entered into an agreement to sell our fleet of three self-erecting, tender-assist rigs. We have reclassified all of our historical operations of the Latin America Land and E&P Services segments and our three tender-assist rigs to discontinued operations.
     Additionally in 2004, we discontinued our fixed-fee rig construction business, which designed, engineered, managed the construction of and commissioned four deepwater platform drilling rigs for installation on spars and tension leg platforms under fixed-fee contracts. We do not currently intend to enter into additional business of this nature. Our activity in 2006 consisted primarily of resolving commercial disputes and warranty claims, while in 2005 we revised our estimates for other cost items.

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
     The following table presents selected consolidated financial information for our continuing operations:

	Year Ended December 31,
	2007	2006	2005
	(in millions)
REVENUES	$2,043.8	$1,610.8	$1,281.6

COSTS AND EXPENSES
Operating costs, excluding depreciation and amortization	1,032.7	942.0	827.1
Depreciation and amortization	224.4	199.1	185.7
General and administrative, excluding depreciation and amortization	138.1	107.3	81.2
Impairment charges	—	0.5	1.0
Gain on sales of assets, net	(30.4)	(29.8)	(31.5)

	1,364.8	1,219.1	1,063.5

EARNINGS FROM OPERATIONS	679.0	391.7	218.1

OTHER INCOME (EXPENSE), NET
Interest expense	(73.3)	(78.2)	(87.7)
Interest income	14.4	4.2	1.8
Other income (expense), net	(5.1)	0.4	2.7

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	615.0	318.1	134.9
INCOME TAXES	(179.7)	(125.3)	(55.6)
MINORITY INTEREST	(3.5)	(4.1)	(19.7)

INCOME FROM CONTINUING OPERATIONS	$431.8	$188.7	$59.6

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
     Revenues. Revenues for 2007 increased $433.0 million, or 27%, compared with 2006. For additional information about our revenues, please read “— Segment Review” above.
     Operating Costs. Operating costs for 2007 increased $90.7 million, or 10%, compared with 2006 primarily due to higher labor costs and higher repair and maintenance costs. In addition, we incurred $2.8 million in the third and fourth quarters of 2007 to compensate certain non-U.S. employees for the negative impact on their wages due to U.S. dollar fluctuations against their home country currencies. Operating costs in 2006 include $15.0 million of expenses for the termination of agency fee agreements in Brazil in connection with our buyout of the remaining 70% interest in the former joint venture entity that owns the Pride Portland and the Pride Rio de Janeiro in November 2006. Operating costs as a percentage of revenues were 51% and 58% for 2007 and 2006, respectively. The decrease as a percentage of revenue was primarily driven by the increase in dayrates.
     Depreciation and Amortization. Depreciation expense for 2007 increased $25.3 million, or 13%, compared with 2006. This increase relates to additional depreciation expense as a result of the acquisition of the remaining 70% interest in the former joint venture entity that owns the Pride Portland and the Pride Rio de Janeiro in November 2006 and the completion of a number of capitalized shipyard projects during 2006 and 2007, partially offset by a $28.5 million reduction in depreciation expense for 2007 as a result of the change in useful life estimates for several of our rigs.

     General and Administrative. General and administrative expenses for 2007 increased $30.8 million, or 29%, compared with 2006, primarily due to an increase of $7.4 million of expenses related to the ongoing investigation described under “— FCPA Investigation” above, $6.7 million expensed for upgrades to our information technology infrastructure and a $5.3 million increase in stock-based compensation and termination and retirement benefits in 2007. The remainder of the increase is due to increased staffing and related wages and benefits.
     Gain on Sale of Assets, Net. We had net gains on sales of assets of $30.4 million in 2007 primarily due to the sale of one of our barge rigs, the Bintang Kalimantan, and one Eastern Hemisphere land rig. We had net gains on sales of assets of $29.8 million in 2006 primarily due to the sale of the Pride Rotterdam.
     Interest Expense. Interest expense for 2007 decreased by $4.9 million, or 6%, compared with 2006 primarily due to a $7.9 million increase in capitalized interest and a reduction in interest expense for our senior secured revolving credit facility, partially offset by the addition of interest expense on the debt acquired as part of our buyout of the remaining 70% interest in the former joint venture entity that owns the Pride Portland and the Pride Rio de Janeiro in November 2006.
     Interest Income. Interest income for 2007 increased by $10.2 million, or 243%, compared with 2006 primarily due to investment of cash received from the third quarter 2007 sale of our Latin America Land and E&P Services segments.
     Other Income (Expense), Net. Other expense, net for 2007 increased by $5.5 million compared with 2006 primarily due to a $2.6 million increase in losses in 2007 for realized and unrealized gains and losses on our interest rate swap and cap agreements as compared to 2006, and a $2.3 million decrease from 2007 to 2006 in equity earnings from unconsolidated subsidiaries. In addition, in 2007 we had a $5.8 million foreign exchange loss as compared to a $4.6 million loss for 2006.
     Income Taxes. Our consolidated effective income tax rate for continuing operations for 2007 was 29.2% compared with 39.4% for 2006. The lower rate for 2007 was principally the result of higher profitability in lower taxed foreign jurisdictions coupled with the recognition of benefits derived from previously unrecognized foreign tax credits, which offset taxable income in the U.S.
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     Revenues. Revenues for 2006 increased $329.2 million, or 26%, compared with 2005. For additional information about our revenues, please read “— Segment Review” above.
     Operating Costs. Operating costs for 2006 increased $114.9 million, or 14%, compared with 2005, of which $49.0 million is due to the operations of the Pride Portland and the Pride Rio de Janeiro for the full year of 2006, compared with a partial year in 2005. Offshore operating costs in 2006 include $15.0 million related to the termination of our agency agreement in Brazil in connection with the buyout of our joint venture operating in Brazil. Labor costs, rental expenses and amortization of deferred mobilization costs were the other primary reasons for overall increases in operating costs. Operating costs as a percentage of revenues were 58% and 64% for 2006 and 2005, respectively. The decrease as a percentage of revenue was primarily driven by the increase in dayrates.
     Depreciation and Amortization. Depreciation and amortization expense for 2006 increased $13.4 million, or 7%, compared with 2005 primarily due increased capital expenditures in 2006.
     General and Administrative. General and administrative expenses for 2006 increased $26.1 million, or 32%, compared with 2005 primarily due to $20.0 million of expenses related to the ongoing investigation described under “— FCPA Investigation” above, a $7.2 million increase in stock-based compensation costs due to the implementation of SFAS No. 123(R), and a $1.7 million increase in expense for employee benefits. The remainder of the increase is due to increased staffing and related wages and benefits. General and administrative expenses for 2005 include approximately $10.8 million of severance in connection with the termination of the employment of various key employees and the retirement of a director.

     Gain on Sale of Assets, Net. We had net gains on sales of assets of $29.8 million in 2006 primarily due to the sale of the Pride Rotterdam, resulting in a gain of $25.3 million. We had net gains on sales of assets of $31.5 million in 2005 primarily due to the sale of one jackup rig and two barge rigs.
     Interest Expense. Interest expense for 2006 decreased by $9.5 million, or 11%, compared with 2005 primarily due to lower total debt levels resulting from the repayment of our senior secured term loan and the conversion and retirement of our 2 1/2% convertible senior notes during 2005. Included in 2005 are charges of $3.6 million related to the write-off of deferred financing costs as a result of the prepayment of our senior secured term loan.
     Interest Income. Interest income for 2006 increased by $2.4 million, or 133%, compared with 2005 primarily due to an increase in cash balances for 2006.
     Other Income (Expense), Net. Other expense, net decreased from $2.7 million of income for 2005 to $0.4 million of income for 2006 primarily due to a $1.6 million gain for 2006 from realized and unrealized gains and losses on interest rate swap and cap agreements as compared to a $3.7 million gain for 2005, and a $4.6 million foreign exchange loss for 2006 as compared to a $4.5 million loss for 2005, partially offset by a $1.7 million increase from 2006 to 2005 in equity earnings from unconsolidated subsidiaries.
     Income Taxes. Our consolidated effective tax rate for 2006 was 39.4% as compared with 41.2% for 2005. The lower rate in 2006 was due to higher profitability in jurisdictions with statutory rates lower than the United States. Both effective tax rates are above the U.S. statutory tax rate primarily due to non-deductible expenses and U.S. tax on certain foreign earnings.
     Minority Interest. Minority interest in 2006 decreased $15.6 million, or 79%, compared with 2005 primarily due to the purchase of an additional 40% interest in our drillship joint venture in December 2005 described under “— Liquidity and Capital Resources” below.
Liquidity and Capital Resources
     Our objective in financing our business is to maintain adequate financial resources and access to additional liquidity. Our $500.0 million senior secured revolving credit facility provides back-up liquidity in the event of an unanticipated significant demand on cash that would not be funded by operations. At December 31, 2007, we had $486.7 million of availability under this facility.
     During 2007, we used cash flows generated from operations as our primary source of liquidity, including for working capital needs, repayment of debt and capital expenditures. We believe that our cash on hand, cash flows from operations and availability under our revolving credit facility will be sufficient for 2008 to fund our working capital needs, scheduled debt repayments and anticipated capital expenditures. In addition, we will continue to pursue opportunities to expand or upgrade our fleet, which could result in additional capital investment. Subject to the limitations imposed by our existing debt arrangements, we may in the future elect to return capital to our stockholders by share repurchases or the payment of dividends.
     In August 2007, we completed the sale of our Latin America Land and E&P Services segments and received approximately $947.1 million of net proceeds. The covenants contained in the indenture governing our 7 3/8% senior notes due 2014 require that we use the net proceeds to acquire assets that are used or useful in our business or to repay senior debt. If the net proceeds not used for these purposes within one year following the closing, referred to as “excess proceeds,” are greater than $50 million, we are required to make a pro rata offer to purchase the maximum amount of senior notes at par value that can be purchased with the excess proceeds. Upon completion of the offer, we may use any remaining net proceeds for general corporate purposes.
     We may review from time to time possible expansion and acquisition opportunities relating to our business, which may include the construction or acquisition of rigs or acquisitions of other business in addition to those described in this annual report. Any determination to construct additional rigs for our fleet will be based on market conditions and opportunities existing at the time, including the availability of long-term contracts with sufficient dayrates for the rigs and the relative costs of building new rigs with advanced capabilities compared with the costs of retrofitting or converting existing rigs to provide similar capabilities. The timing, size or success of any additional acquisition or construction effort and the associated potential capital commitments are unpredictable. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Debt or equity financing may not; however, be available to us at that time due to a variety of events, including, among others, credit rating agency downgrades of our debt, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.
Sources and Uses of Cash — 2007 Compared with 2006
Cash flows provided by operating activities
     Cash flows from operations were $685.0 million for 2007 compared with $611.7 for 2006. The increase in cash flows from operations was primarily due to the increase in our income from continuing operations partially offset by increased use of cash for working capital items.
Cash flows provided by (used in) investing activities
     Cash flows provided by investing activities were $299.1 million for 2007 compared with cash flow used in investing activities of $513.6 for 2006. The increase in cash flows from investing activities was primarily due to $947.1 million of proceeds received from the sale of our Latin America Land and E&P Services segments, net of cash disposed of and cash selling costs. The final net proceeds will differ as a result of settlement of the final working capital adjustment, post-closing indemnities, and payment of transaction costs. In addition, we received $213 million in cash upon the closing of the sale of our three tender-assist rigs in the first quarter of 2008.
     Purchases of property and equipment totaled $656.4 million and $356.2 million for 2007 and 2006, respectively. With respect to our recent drillship construction contracts, we had capital expenditures of approximately $309 million in 2007 towards the construction of the rigs. We also spent $45 million for the acquisition of the remaining nine percent interest in our Angolan joint venture in August 2007. The majority of the remaining expenditures were incurred in connection with life enhancements and other upgrades and sustaining capital projects.
     Proceeds from dispositions of property and equipment were $53.4 million and $60.5 million for 2007 and 2006, respectively. Included in the proceeds for 2007 was $34.0 million related to the sale of one of our barge rigs, the Bintang Kalimantan, and $17.3 million related to the sale of one land rig in the Eastern Hemisphere. Included in the proceeds for 2006 was $51.3 million related to the sale of the Pride Rotterdam and four land rigs that were part of our former Latin America Land segment.
Cash flows used in financing activities
     Cash flows used in financing activities were $157.8 million for 2007 compared with $79.1 million for 2006. Our net cash used for debt repayments included $58.4 million paid in August 2007 to repay in full the outstanding amounts under our 9.35% semisubmersible loan, a net reduction of our revolving credit facility of $50.0 million and $88.1 million in scheduled debt repayments. We received proceeds of $2.1 million and $1.4 million from the issuance of common stock under our employee stock purchase plan in 2007 and 2006, respectively. We also received proceeds of $27.6 million and $50.3 million from the exercise of stock options in 2007 and 2006, respectively.
Cash flows from discontinued operations
     Our discontinued operations were largely dependent on us for funding of capital expenditures, strategic investments and acquisitions. The discontinued operations would periodically distribute to us available cash through intercompany invoices or capital dividends or require us to fund their operations through intercompany working capital or capital investments. For 2007, we received net cash of $9.9 million from discontinued operations as compared to $39.4 million for 2006.
     Our cash flows from operating activities of discontinued operations for 2007 were $56.1 million compared with $118.8 million for 2006. The decrease in cash flows from operations was primarily due to 2007 including eight months of operations of our Latin America Land and E&P Services segments prior to the disposal compared with a full year of operations in 2006. An increase in net working capital in 2007 also negatively effected cash flow from operations in 2007.
     Purchases of property and equipment were $48.6 million for 2007 compared with $50.6 million for 2006.

     We do not believe that, in the future, the loss of the cash flows from our discontinued operations will significantly affect our liquidity or ability to fund our capital expenditures.
   Sources and Uses of Cash — 2006 Compared with 2005
   Cash flows provided by operating activities
     Cash flows from operations were $611.7 million for 2006 compared with $321.9 million for 2005. The increase in cash flows from operations was primarily due to the increase in our income from continuing operations.
   Cash flows provided by (used in) investing activities
     Cash flows used in investing activities were $513.6 million for 2006 compared with $226.3 million for 2005. Purchases of property and equipment totaled $356.2 million and $157.2 million for 2006 and 2005, respectively. The majority of these expenditures related to capital expenditures incurred in connection with new contracts and other sustaining capital projects.
     Proceeds from dispositions of property and equipment were $60.5 million and $121.2 million for 2006 and 2005, respectively. Included in the proceeds for 2006 was $51.3 million related to the sale of the Pride Rotterdam and four land rigs that were part of our former Latin America Land segment. Included in the proceeds for 2005 was $40.0 million related to the sale of the Pride Ohio by one of our foreign subsidiaries, $49.5 million related to the sale of the Piranha and the Ile de Sein and $23.0 million related to three land rigs that were part of our former Latin America Land segment.
   Cash flows used in financing activities
     Cash flows used in financing activities were $79.1 million for 2006 compared with $87.6 million for 2005. In November 2006, we acquired the remaining 70% interest in the joint venture entity that owns the Pride Portland and the Pride Rio de Janeiro for $215.0 million in cash, plus earn-out payments, if any, to be made during the six-year period (subject to certain extensions for non-operating periods) following the expiration of the existing drilling contracts for the rigs. The transaction also resulted in the recording of approximately $284 million of debt, net of the fair value discount, of the joint venture companies to our consolidated balance sheet. In addition, we paid $15 million to an affiliate of our partner for the cancellation of future obligations under certain existing agency relationships related to five offshore rigs we operate in Brazil. We funded the purchase price and cancellation payment with available cash and borrowings under our revolving credit facility.
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
     During 2005, we repaid the remaining $279 million balance on our senior secured term loan and recognized charges of $3.6 million to write off the unamortized portion of the deferred finance costs at the time of the early repayment.
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
   Cash flows from discontinued operations
     For 2006, we received net cash of $39.4 million from discontinued operations as compared to $26.0 million for 2005.

     Our cash flows from operating activities of discontinued operations for 2006 were $118.8 million compared with $55.7 million for 2005. The increase in cash flows from operations was primarily due to the increase in net earnings of our Latin America Land and E&P Services segments.
     Purchases of property and equipment were $50.6 million in 2006 compared with $35.6 million for 2005.
   Working Capital
     As of December 31, 2007, we had working capital of $888.0 million compared with $293.1 million as of December 31, 2006. The increase in working capital is due primarily to the cash received upon the disposition of our Latin America Land and E&P Services segments in August 2007, partially offset by the reduction in our working capital disposed of in the divestiture of our Latin America Land and E&P Services segments.
   Credit Ratings
     Our 7 3/8% Senior Notes due 2014 are rated Ba2 by Moody’s Investor Service, Inc., BB+ by Standard & Poor’s Rating Services and BB by Fitch Ratings. Each of the rating agencies report a stable outlook for the Company.
   Available Credit Facilities
     We currently have a $500.0 million senior secured revolving credit facility with a group of banks maturing in July 2009. Borrowings under the facility are available for general corporate purposes. We may obtain up to $100.0 million of letters of credit under the revolving credit facility. As of December 31, 2007, there were no outstanding borrowings and $13.3 million of letters of credit outstanding under the facility. Amounts drawn under the facility bear interest at variable rates based on LIBOR plus a margin or the base rate plus a margin. The interest rate margin varies based on our leverage ratio. As of December 31, 2007, the interest rate on the facility would have been approximately 5.1% had we had any borrowings outstanding, and availability was $486.7 million.
     The facility is secured by first priority liens on certain of the existing and future rigs, accounts receivable, inventory and related insurance of our subsidiary Pride Offshore, Inc. (the borrower under the facility) and its subsidiaries, all of the equity of Pride Offshore and its domestic subsidiaries and 65% of the equity of certain of our foreign subsidiaries. We and certain of our domestic subsidiaries have guaranteed the obligations of Pride Offshore under the facility. In certain circumstances, we are required to repay the revolving loans, with a permanent reduction in availability under the revolving credit facility, with proceeds from a sale of or a casualty event with respect to collateral. The facility contains a number of covenants restricting, among other things, redemption and repurchase of our indebtedness; acquisitions and investments; asset sales; indebtedness; liens; and affiliate transactions. The facility also contains customary events of default, including with respect to a change of control.
   Other Outstanding Debt
     As of December 31, 2007, in addition to our credit facility, we had the following long-term debt, including current maturities, outstanding:
•	$500.0 million principal amount of 7 3/8% senior notes due 2014;

•	$300.0 million principal amount of 3 1/4% convertible senior notes due 2033;

•	$138.9 million outstanding under our drillship loan facility due 2010; and

•	$257.6 million principal amount of notes guaranteed by the United States Maritime Administration.
     Our 7 3/8% senior notes contain provisions that limit our ability and the ability of our subsidiaries to enter into transactions with affiliates; pay dividends or make other restricted payments; incur debt or issue preferred stock; incur dividend or other payment restrictions affecting our subsidiaries; sell assets; engage in sale and leaseback transactions; create liens; and consolidate, merge or transfer all or substantially all of our assets. Many of these restrictions will terminate if the notes are rated investment grade by either S&P or Moody’s and, in either case, the notes have a specified minimum rating by the other rating agency. We are required to offer to repurchase the notes in connection with specified change in control events that result in a ratings decline.
     Our 3 1/4% Convertible Senior Notes due 2033 provide for semiannual interest payments and for the payment of contingent interest during any six-month interest period commencing on or after May 1, 2008 for which the trading price of the notes for each of the five trading days immediately preceding such period equals or exceeds 120% of the principal amount of the notes. During any interest period when contingent interest is payable, the contingent interest payable per note will equal 0.25% of the average trading price of the notes during the five trading days immediately preceding the first day of the applicable six-month interest period. Beginning May 5, 2008, we may redeem any of the notes at a redemption price of 100% of the principal amount redeemed plus accrued and unpaid interest. In addition, noteholders may require us to repurchase the notes on May 1 of 2008, 2010, 2013, 2018, 2023 and 2028 at a repurchase price of 100% of the principal amount redeemed plus accrued and unpaid interest. We may elect to pay all or a portion of the repurchase price in common stock instead of cash, subject to certain conditions. Based on current market prices, we believe that we likely will not be required to purchase the notes on their initial put date. The notes are convertible under specified circumstances into shares of our common stock at a conversion rate of 38.9045 shares per $1,000 principal amount of notes (which is equal to a conversion price of $25.704), subject to adjustment. The notes are currently convertible. Upon conversion, we will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and common stock. If we choose to deliver cash upon conversion, we may incur a loss for extinguishment of debt. The closing price of our common stock on December 31, 2007 was $33.90 per share. At this price, if note holders were to convert the entire issue and we chose to deliver cash in lieu of shares, we would pay approximately $396 million to settle the conversion and incur an approximately $96 million debt extinguishment loss. For each $1 change in our stock price, the incurred debt extinguishment loss for a cash settled conversion would change by approximately $12 million.
     Our drillship loan facility is collateralized by the Pride Africa and the Pride Angola, and the proceeds from the related drilling contracts. The drillship loan facility matures in September 2010 and amortizes quarterly. The drillship loan bears interest at LIBOR plus 1.50%. The effective rate at December 31, 2007 was 6.33%. As a condition of the loan, we maintain interest rate swap and cap agreements with the lenders. In accordance with the debt agreements, we have posted letters of credit to assure that timely interest and principal payments are made.
     Our notes guaranteed by the United States Maritime Administration were used to finance a portion of the cost of construction of the Pride Portland and Pride Rio de Janeiro. The notes bear interest at a weighted average fixed rate of 4.33%, mature in 2016 and are prepayable, in whole or in part, at any time, subject to a make-whole premium. The notes are collateralized by the two rigs and the net proceeds received by subsidiary project companies chartering the rigs.
     Although we do not expect that our level of total indebtedness will have a material adverse impact on our financial position, results of operations or liquidity in future periods, it may limit our flexibility in certain areas. Please read “Risk Factors — Our significant debt levels and debt agreement restrictions may limit our liquidity and flexibility in obtaining additional financing and in pursuing other business opportunities” in Item 1A of this annual report.
   Other Sources and Uses of Cash
     We expect our purchases of property and equipment for 2008, excluding our new drillship commitments, to be approximately $385 million. These purchases are expected to be used primarily for various rig upgrades in connection with new contracts as contracts expire during the year along with other sustaining capital projects. With respect to our three ultra-deepwater drillships currently under construction, the total estimated remaining costs are approximately $1.8 billion. We anticipate making additional payments for the construction of these drillships of approximately $610 million in 2008, approximately $380 million in 2009, approximately $640 million in 2010, and approximately $175 million in 2011. We expect to fund construction of these rigs through available cash, cash flow from operations and borrowing under our revolving credit facility.
     We anticipate making income tax payments of approximately $120 million to $130 million in 2008.
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
   Letters of Credit
     We are contingently liable as of December 31, 2007 in the aggregate amount of $239.5 million under certain performance, bid and custom bonds and letters of credit, including $13.3 million in letters of credit issued under our revolving credit facility. As of December 31, 2007, we had not been required to make any collateral deposits with respect to these agreements.
   Contractual Obligations
     In the table below, we set forth our contractual obligations as of December 31, 2007. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their duration and other factors. The contractual obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

		Less Than			After
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
			(In millions)
Recorded contractual obligations:
Principal payments on long-term debt(1)	$1,191.5	$75.8	$154.0	60.6	901.1
Trade payables	133.1	133.1	—	—	—
Other long-term liabilities(2)	2.2	$1.6	$0.5	0.1	—

	$1,326.8	$210.5	$154.5	$60.7	$901.1

Unrecorded contractual obligations:
Interest payments on long-term debt(3)	584.2	65.6	120.3	105.7	292.6
Operating lease obligations(4)	50.7	9.7	11.3	8.2	21.5
Purchase obligations(5)	326.2	172.0	154.2	—	—
Drillship construction agreements(6)	959.1	354.9	604.2	—	—

	$1,920.2	$602.2	$890.0	$113.9	$314.1

Total	$3,247.0	$812.7	$1,044.5	$174.6	$1,215.2

(1)	Amounts represent the expected cash payments for our total long-term debt and do not reflect any unamortized discount.

(2)	Amounts represent other long-term liabilities, including current portion, related to severance and termination benefits and capital leases.

(3)	Amounts represent the expected cash payments for interest on our long-term debt based on the interest rates in place and amounts outstanding at December 31, 2007.

(4)	We enter into operating leases in the normal course of business. Some lease agreements provide us with the option to renew the leases. Our future operating lease payments would change if we exercised these renewal options and if we entered into additional operating lease agreements.

(5)	Includes approximately $69.3 million in purchase obligations related to drillship construction projects.

(6)	Includes shipyard payments under drillship construction agreements for two drillship construction projects initiated in 2007. Excludes the drillship construction project executed in January 2008, the construction contract for which requires total payments of $636 million from 2008-2011.
     On January 1, 2007, we adopted the recognition and disclosure provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. As of December 31, 2007, we have approximately $44.4 million of unrecognized tax benefits, including penalties and interest. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.
Pending Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS No. 157 will apply whenever another statement requires (or permits) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, which was effective upon issuance. The FSP delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. We are currently evaluating the potential impact of the provisions of SFAS No. 157, if any, to our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure, on an instrument-by-instrument basis, financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The effective date for us is January 1, 2008. We are evaluating the impact of the provisions of SFAS No. 159 on our consolidated financial statements.
     In December 2007, the FASB issued the revised SFAS No. 141(R), Business Combinations. Under SFAS No. 141(R), all business combinations will be accounted for by applying the acquisition method and an acquirer is required to be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS No. 141(R) also requires transaction costs and restructuring charges to be expensed. We will begin applying this statement prospectively to business combinations occurring in fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which is an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, SFAS No. 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the potential impact of adopting SFAS No. 160 but do not expect its adoption to have a significant impact on our results of operations and financial condition.
FORWARD-LOOKING STATEMENTS
     This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included in this annual report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:
•	market conditions, expansion and other development trends in the contract drilling industry;

•	our ability to enter into new contracts for our rigs, commencement dates for new contracts and future utilization rates and contract rates for rigs;

•	customer requirements for drilling capacity and customer drilling plans;

•	contract backlog and the amounts expected to be realized within one year;

•	future capital expenditures and investments in the construction, acquisition and refurbishment of rigs (including the amount and nature thereof and the timing of completion and delivery thereof);

•	future asset sales and repayment of debt;

•	expected use of proceeds from the sale of our Latin America Land and E&P Services segments and other assets;

•	adequacy of funds for capital expenditures, working capital and debt service requirements;

•	future income tax payments and the utilization of net operating loss carryforwards;

•	business strategies;

•	expansion and growth of operations;

•	future exposure to currency devaluations or exchange rate fluctuations;

•	expected outcomes of legal, tax and administrative proceedings, including our ongoing investigation into improper payments to foreign government officials, and their expected effects on our financial position, results of operations and cash flows;

•	future operating results and financial condition; and

•	the effectiveness of our disclosure controls and procedures and internal control over financial reporting.
     We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances.
     These statements are subject to a number of assumptions, risks and uncertainties, including those described in “— FCPA Investigation” above and in “Risk Factors” in Item 1A of this annual report and the following:
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
     Interest Rate Risk. We are exposed to changes in interest rates through our fixed rate long-term debt. Typically, the fair market value of fixed rate long-term debt will increase as prevailing interest rates decrease and will decrease as prevailing interest rates increase. The fair value of our long-term debt is estimated based on quoted market prices where applicable, or based on the present value of expected cash flows relating to the debt discounted at rates currently available to us for long-term borrowings with similar terms and maturities. The estimated fair value of our long-term debt as of December 31, 2007 and 2006 was $1,331.9 million and $1,486.8 million, respectively, which was more than its carrying value as of December 31, 2007 and 2006 of $1191.5 million and $1,386.6 million, respectively. A hypothetical 100 basis point decrease in interest rates relative to market interest rates at December 31, 2007 would increase the fair market value of our long-term debt at December 31, 2007 by approximately $36.0 million.
     As of December 31, 2007, we held interest rate swap and cap agreements relating to the drillship loan facility as required by the lenders. We have not designated these interest rate swap and cap agreements as hedging instruments in accordance with SFAS No. 133. Accordingly, the interest rate swap and cap agreements are marked-to-market with realized and unrealized gains and losses recorded in our consolidated statements of operations. As of December 31, 2007, the fair value of the interest rate swap and cap agreements was an asset of $0.2 million.
     Foreign Currency Exchange Rate Risk. We operate in a number of international areas and are involved in transactions denominated in currencies other than the U.S. dollar, which expose us to foreign currency exchange rate risk. We utilize local currency borrowings and the payment structure of customer contracts to selectively reduce our exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currencies. We did not enter into any forward exchange or option contracts in 2007 and 2006; however, we may elect to enter into contracts in the future as we continue to monitor our exposure to foreign currency exchange risk. We do not hold or issue foreign currency forward contracts, option contracts or other derivative financial instruments for speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Pride International, Inc.:
     We have audited the accompanying consolidated balance sheets of Pride International, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pride International, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
     As discussed in note 1 to the financial statements, in 2007 the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As discussed in note 1 and 13, in 2006 the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pride International, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Houston, Texas
February 28, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Pride International, Inc.:
     We have audited Pride International, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pride International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting for the year ended December 31, 2007. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, Pride International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pride International, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Houston, Texas
February 28, 2008

Pride International, Inc.
Consolidated Balance Sheets
(In millions, except par value)

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$890.4	$64.1
Restricted cash	—	1.8
Trade receivables, net	339.8	505.0
Parts and supplies, net	6.8	75.3
Deferred income taxes	70.1	154.5
Prepaid expenses and other current assets	142.7	162.5
Assets held for sale	82.8	—

Total current assets	1,532.6	963.2

PROPERTY AND EQUIPMENT	5,438.4	5,808.4
Less: accumulated depreciation	1,418.7	1,808.3

Property and equipment, net	4,019.7	4,000.1

GOODWILL	1.5	68.5
OTHER ASSETS	60.1	65.7

Total assets	$5,613.9	$5,097.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$75.8	$91.9
Accounts payable	133.1	189.9
Accrued expenses and other current liabilities	428.3	388.3
Liabilities held for sale	7.4	—

Total current liabilities	644.6	670.1

OTHER LONG-TERM LIABILITIES	171.7	196.9

LONG-TERM DEBT, NET OF CURRENT PORTION	1,115.7	1,294.7
DEFERRED INCOME TAXES	211.4	273.6

MINORITY INTEREST	0.1	28.3

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 50.0 shares authorized; none issued	—	—
Common stock, $0.01 par value; 400.0 shares authorized; 167.5 and 165.7 shares issued; 166.9 and 165.2 shares outstanding	1.7	1.7
Paid-in capital	1,886.1	1,817.9
Treasury stock, at cost; 0.6 and 0.5 shares	(9.9)	(8.0)
Retained earnings	1,584.9	819.0
Accumulated other comprehensive income	7.6	3.3

Total stockholders’ equity	3,470.4	2,633.9

Total liabilities and stockholders’ equity	$5,613.9	$5,097.5

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.
Consolidated Statements of Operations
(In millions, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
REVENUES	$2,043.8	$1,610.8	$1,281.6

COSTS AND EXPENSES
Operating costs, excluding depreciation and amortization	1,032.7	942.0	827.1
Depreciation and amortization	224.4	199.1	185.7
General and administrative, excluding depreciation and amortization	138.1	107.3	81.2
Impairment expense	—	0.5	1.0
Gain on sales of assets, net	(30.4)	(29.8)	(31.5)

	1,364.8	1,219.1	1,063.5

EARNINGS FROM OPERATIONS	679.0	391.7	218.1

OTHER INCOME (EXPENSE), NET
Interest expense	(73.3)	(78.2)	(87.7)
Interest income	14.4	4.2	1.8
Other income (expense), net	(5.1)	0.4	2.7

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	615.0	318.1	134.9
INCOME TAXES	(179.7)	(125.3)	(55.6)
MINORITY INTEREST	(3.5)	(4.1)	(19.7)

INCOME FROM CONTINUING OPERATIONS, NET OF TAX	431.8	188.7	59.6
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	352.5	107.8	69.0

NET INCOME	$784.3	$296.5	$128.6

BASIC EARNINGS PER SHARE:
Income from continuing operations	$2.61	$1.16	$0.39
Income from discontinued operations	2.13	0.66	0.45

Net income	$4.74	$1.82	$0.84

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$2.46	$1.11	$0.38
Income from discontinued operations	1.97	0.61	0.43

Net income	$4.43	$1.72	$0.81

SHARES USED IN PER SHARE CALCULATIONS
Basic	165.6	162.8	152.5
Diluted	178.5	176.5	160.9
The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.
Consolidated Statements of Stockholders’ Equity
(In millions)

							Accumulated
							Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensiv	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2004	137.0	$1.4	$1,275.6	0.4	$(4.4)	$440.8	$2.9	$1,716.3
Comprehensive income
Net income						128.6		128.6
Foreign currency translation							(0.6)	(0.6)

Total comprehensive income						128.6	(0.6)	128.0

Exercise of stock options	6.3		91.2					91.2
Tax benefit on non-qualified stock options			21.8					21.8
Conversion of convertible debentures	18.2	0.2	297.6					297.8
Stock based compensation under employee and director incentive plans, net	6.3		124.9		(1.1)			123.8
Repurchase and retirement of common stock	(6.0)		(76.7)			(46.9)		(123.6)
Amortization of unearned stock compensation			4.1					4.1

Balance, December 31, 2005	161.8	1.6	1,738.5	0.4	(5.5)	522.5	2.3	2,259.4

Comprehensive income
Net income						296.5		296.5
Foreign currency translation							1.5	1.5
Adjustment to initially apply SFAS No. 158, net of tax							(0.5)	(0.5)

Total comprehensive income						296.5	1.0	297.5

Exercise of stock options	3.0		50.3					50.3
Tax benefit on non-qualified stock options			14.0					14.0
Reclassification of restricted stock awards from equity to liability			(4.0)					(4.0)
Stock based compensation under employee and director incentive plans, net	0.9	0.1	1.9	0.1	(2.5)			(0.5)
Amortization of unearned stock compensation			17.2					17.2

Balance, December 31, 2006	165.7	1.7	1,817.9	0.5	(8.0)	819.0	3.3	2,633.9

Comprehensive income
Net income						784.3		784.3
Foreign currency translation							2.6	2.6
Adjustment to initially apply FIN 48, net of tax						(18.4)		(18.4)
SFAS No. 158 change in funded status							1.7	1.7

Total comprehensive income						765.9	4.3	770.2

Exercise of stock options			27.6					27.6
Tax benefit on non-qualified stock options			7.2					7.2
Reclassification of restricted stock awards from liability to equity			5.0					5.0
Stock based compensation under employee and director incentive plans, net	1.8	—	5.4	0.1	(1.9)			3.5
Amortization of unearned stock compensation			23.0					23.0

Balance, December 31, 2007	167.5	$1.7	$1,886.1	0.6	$(9.9)	$1,584.9	$7.6	$3,470.4

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$784.3	$296.5	$128.6
Adjustments to reconcile net income to net cash from operating activities:
Gain on sale of Latin America Land and E&P Services segments	(268.6)	—	—
Depreciation and amortization	269.7	269.9	257.2
Discount amortization on long-term debt	0.9	0.3	0.2
Amortization and write-offs of deferred financing costs	4.0	4.0	7.2
Amortization of deferred contract liabilities	(57.3)	(12.4)	(0.1)
Impairment charges	—	3.9	1.0
Gain on sale of assets	(31.5)	(31.4)	(36.1)
Equity in earnings of affiliates	(1.0)	(3.3)	(1.6)
Deferred income taxes	53.0	65.4	8.3
Excess tax benefits from stock-based compensation	(7.2)	(14.0)	21.8
Minority interest	3.5	4.1	19.7
Stock-based compensation	23.0	17.2	4.1
Loss (gain) on mark-to-market of derivatives	3.9	1.3	(5.1)
Other non-cash items	—	3.0	—
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Trade receivables	(78.5)	(69.5)	(106.2)
Parts and supplies	(4.9)	(8.5)	(3.5)
Prepaid expenses and other current assets	4.2	(33.7)	(1.5)
Other assets	(19.0)	7.1	4.0
Accounts payable	(53.5)	69.6	(12.9)
Accrued expenses	(15.6)	23.5	33.3
Other liabilities	15.3	25.9	15.2
Increase (decrease) in deferred revenue	35.3	(14.5)	7.0
Decrease (increase) in deferred expense	25.0	7.3	(18.7)

NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	685.0	611.7	321.9
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(656.4)	(356.2)	(157.2)
Purchase of net assets of acquired entities, including acquisition costs, less cash acquired	(45.0)	(212.6)	(170.9)
Proceeds from dispositions of property and equipment	53.4	60.5	121.2
Net proceeds from disposition of Latin America Land and E&P Services segments, net of cash disposed	947.1	—	—
Investments in and advances to affiliates	—	(5.3)	(19.4)

NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	299.1	(513.6)	(226.3)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Repayments of borrowings	(599.5)	(568.7)	(886.3)
Proceeds from debt borrowings	403.0	423.9	698.8
Debt finance costs	—	—	(0.7)
Decrease in restricted cash	1.8	—	8.1
Repurchase of common stock	—	—	(123.6)
Proceeds from exercise of stock options	27.6	50.3	91.2
Excess tax benefits from stock-based compensation	7.2	14.0	—
Proceeds from issuance of common stock	2.1	1.4	124.9

NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	(157.8)	(79.1)	(87.6)
Increase (decrease) in cash and cash equivalents	826.3	19.0	8.0
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64.1	45.1	37.1

CASH AND CASH EQUIVALENTS, END OF PERIOD	$890.4	$64.1	$45.1

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.
Notes to Consolidated Financial Statements
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
     Pride International, Inc. (“Pride,” “we,” “our,” or “us”) is a leading international provider of contract drilling services. We provide contract drilling services to oil and natural gas exploration and production companies through the operation and management of 57 offshore rigs and seven land drilling rigs. We also have three ultra-deepwater drillships under construction.
Basis of Presentation
     In August 2007, we completed the sale of our Latin America Land and E&P Services segments. In August 2007, we also agreed to sell our three tender-assist rigs, which are classified as assets held for sale. The results of operations for all periods presented of the assets disposed or to be disposed of in both of these transactions have been reclassified to income from discontinued operations. Except where noted, the discussions in the following notes relate to our continuing operations only. (See Note 2).
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
Segment Information
     Subsequent to the disposition of our Latin America Land and E&P Services segments in August 2007, our operations consist of one reportable segment, Offshore Drilling Services. As a result of our disposal of the Latin America Land and E&P Services segments, certain operating and administrative costs were reallocated for all periods presented to our remaining continuing operating segments.
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
Dollar Amounts
     All dollar amounts (except per share amounts) presented in the tabulations within the notes to our financial statements are stated in millions of dollars, unless otherwise indicated.

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
     We evaluate our estimates of remaining useful lives and salvage value for our rigs when changes in market or economic conditions occur that may impact our estimates of the carrying value of these assets. During the quarter ended September 30, 2007, we completed a technical evaluation of our offshore fleet. As a result of this evaluation, remaining useful lives and estimated salvage values were adjusted on certain rigs in the fleet. These changes were primarily a result of changing market conditions, the significant capital investment in certain rigs and revisions to, and standardization of, maintenance practices. As a result of our evaluation, effective July 1, 2007, we increased our estimates of the remaining lives of certain semisubmersible and jackup rigs in our fleet between four and eight years, increased the expected useful lives of our drillships from 25 years to 35 years and our semisubmersibles from 25 years to 30 years, and updated our estimated salvage value for all of our offshore drilling rig fleet to 10% of the historical cost of the rigs. The effect of these changes in estimates was a reduction to depreciation expense of approximately $28.5 million and an after-tax increase to diluted earnings per share of $0.13 for the six-month period ended December 31, 2007.
     For financial reporting purposes, depreciation of property and equipment is provided using the straight-line method based upon expected useful lives of each class of assets. Expected useful lives of the assets for financial reporting purposes are as follows:

Years
Rigs and rig equipment	5 - 35
Transportation equipment	3 - 7
Buildings and improvements	10 - 20
Furniture and fixtures	5
     Interest is capitalized on construction-in-progress at the weighted average cost of debt outstanding during the period of construction or at the interest rate on debt incurred for construction.
     We assess the recoverability of the carrying amount of property and equipment if certain events or changes occur, such as significant decrease in market value of the assets or a significant change in the business conditions in a particular market. In 2007, we recognized no impairment charges. In 2006, we recognized an impairment charge of $0.5 million related to two platform rigs. In 2005, we recognized an impairment charge of $1.0 million related to damage to a platform rig sustained in 2004.
Goodwill
     Goodwill is not amortized. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we perform an annual impairment test of goodwill as of December 31, or more frequently if circumstances indicate that impairment may exist. Impairment assessments are performed using a variety of methodologies, including cash flows analysis and estimates of market value. There were no impairments in 2007, 2006 or 2005.
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
     We expended $8.1 million, $22.1 million and $15.8 million during 2007, 2006 and 2005, respectively, in obtaining and maintaining such certifications. As of December 31, 2007 and 2006, the deferred and unamortized portion of such costs on our balance sheet was $32.9 million and $39.7 million, respectively. The portion of the costs that are expected to be amortized in the 12 month periods following each balance sheet date are included in other current assets on the balance sheet and the costs expected to be amortized after more than 12 months from each balance sheet date are included in other assets. The costs are amortized on a straight-line basis over the period of validity of the certifications obtained. These certifications are typically for five years, but in some cases are for shorter periods. Accordingly, the remaining useful lives for these deferred costs are up to five years.
Derivative Financial Instruments
     We have entered into derivative financial instruments to economically limit our exposure to changes in interest rates. Our policies do not permit the use of derivative financial instruments for speculative purposes. As of December 31, 2007, we had not designated any of our derivative financial instruments as hedging instruments as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). Accordingly, the changes in fair value of the derivative financial instruments are recorded in “Other income, net” in our consolidated statement of operations.
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
Stock-Based Compensation
     On January 1, 2006, we adopted the revised SFAS No. 123(R), Share-Based Payment, using the modified prospective method. SFAS No. 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires that companies recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards. That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. The fair value is to be estimated using an option pricing model. SFAS No. 123(R) also requires that companies measure the cost of liability-classified awards based on current fair value. The fair value of these awards will be remeasured at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. With respect to the determination of the pool of windfall tax benefits, we elected to use the transition election of SFAS No. 123(R)-3 (the “short-cut method”) as of the adoption of SFAS No. 123(R). Under the “short-cut method” the windfall tax benefits recognized for fully vested awards, as defined in SFAS No. 123(R)-3, are recognized as an addition to paid-in capital and are required to be reported as a financing cash flow and an operating cash outflow within the statement of cash flows. Windfall tax benefits for partially vested awards should be recognized as if we had always followed the fair-value method of recognizing compensation cost in our financial statements and would be included as a financing cash flow and an operating cash outflow within the statement of cash flows.
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
     In 2006, we reevaluated our assumptions used in estimating the fair value of stock options granted. As part of this assessment, we determined that implied volatility calculated based on actively traded options on our common stock is a better indicator of expected volatility and future stock price trends than one year historical volatility, which we used in 2005. As a result, expected volatility for 2007 and 2006 was based on a market-based implied volatility. We used the Black-Scholes option pricing model to value the stock options. The expected life computation is based on historical exercise patterns and post-vesting termination behavior over the past 12 years. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life. Expected dividend yield is based on historical dividend payments.
Pending Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurement, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement also responds to investors’ requests for more information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the information used to measure fair value, and (3) the effect that fair-value measurements have on earnings. SFAS No. 157 will apply whenever another statement requires (or permits) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, which was effective upon issuance. The FSP delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. We are currently evaluating the potential impact of the provisions of SFAS No. 157, if any, to our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure, on an instrument-by-instrument basis, financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The effective date for us is January 1, 2008. We are evaluating the impact of the provisions of SFAS No. 159 on our consolidated financial statements.
     In December 2007, the FASB issued the revised SFAS No. 141(R), Business Combinations.  Under SFAS No. 141(R), all business combinations will be accounted for by applying the acquisition method and an acquirer is required to be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS No. 141(R) also requires transaction costs and restructuring charges to be expensed. We will begin applying this statement prospectively to business combinations occurring in fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which is an amendment of Accounting Research Bulletin No. 51.  SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, SFAS No. 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We are currently evaluating the potential impact of adopting SFAS No. 160 but do not expect its adoption to have a significant impact on our results of operations and financial condition.
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

	2007(1)	2006	2005
Revenues	$640.7	$823.9	$699.3
Operating costs, excluding depreciation and amortization	484.5	592.7	524.0
Depreciation and amortization	39.5	61.4	61.6
General and administrative, excluding depreciation and amortization	17.5	21.6	16.5
Impairment expense	—	3.5	—
Gain on sales of assets, net	(1.1)	(1.7)	(4.6)

Earnings from operations	100.3	146.4	101.8
Other income (expense), net	0.9	5.5	4.2

Income before taxes	101.2	151.9	106.0
Income taxes	(36.4)	(48.4)	(43.2)
Gain on disposal of assets, net of tax	268.6	—	—

Income from discontinued operations	$333.4	$103.5	$62.8

(1)	Includes results of operations through August 31, 2007 (the effective date of the disposal)
     The gain on disposal of assets includes certain estimates for the settlement of closing date working capital, valuation adjustments for tax and other indemnities provided to the buyer, and selling costs incurred by us. We have indemnified the purchaser for certain obligations that may arise or be incurred in the future by the purchaser with respect to the business. We believe it is probable that some of these liabilities will be settled with the purchaser in cash. Included within the estimated gain on disposal of assets is a $88.3 million liability based on our fair value estimates for the indemnities. The expected settlement dates for these indemnities varies from within one year to several years for pre-closing tax matters. The final gain may differ from the amount recorded as of December 31, 2007.
Sale of Tender-Assist Rigs
     In August 2007, we entered into an agreement to sell our three tender-assist rigs, the Barracuda, Alligator and Al Baraka I, for $213 million in cash. We completed the sale of the rigs in the first quarter of 2008. In connection with the sale, we entered into an agreement to operate the Alligator until its current contract is completed, which is anticipated to be in December 2008. The following table presents selected information regarding the results of operations of this asset group:

	2007	2006	2005
Revenues	$75.8	$60.7	$52.4
Income before taxes	26.0	5.7	7.8
Income taxes	(6.9)	(2.7)	(1.9)
Income from discontinued operations	19.1	3.1	5.9
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
     The operating results of the discontinued fixed-fee construction business were as follows for the years ended December 31:

	2007	2006	2005
Revenues	$—	$—	$1.3
Income before taxes	—	1.9	0.5
Income taxes	—	(0.7)	(0.2)

Income from discontinued operations	$—	$1.2	$0.3

NOTE 3.  ACQUISITIONS
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
     We allocated the purchase price by increasing the carrying values of the drillships and the jackup rig by $36.7 million and eliminated the remaining minority interest in the joint venture company of $31.7 million. As the current operating contracts for the Pride Africa and the Pride Angola were unfavorable compared with current market rates, we recorded a non-cash deferred contract liability of $23.4 million to record the difference between stated values of the non-cancelable contracts and the current fair value of contracts with similar terms. The deferred contract liability will be amortized to revenues over the remaining lives of the contracts of approximately one to four years.
In November 2006, we acquired from our joint venture partner its 70% interest in a joint venture company that owned two deepwater semi-submersible drilling rigs, the Pride Portland and the Pride Rio de Janeiro. The acquisition increased our ownership interest in the joint venture entity and the rigs from 30% to 100%. Consideration consisted of $215.0 million in cash, plus earn-out payments, if any, to be made during the six-year period (subject to certain extensions for non-operating periods) following the expiration of the existing drilling contracts for the rigs. Such earn-out payments will equal 30% of the amount, if any, by which the standard operating dayrate, excluding bonuses, for a rig (less adjustments to reflect certain capital additions and certain increases in operating costs) exceeds $294,975 (or, in the case of Petroleo Brasileiro S.A. (“Petrobras”), which currently contracts with a 15% bonus opportunity, $256,500). As a result of the transaction, the joint venture company, which was accounted for as an equity investment, is consolidated in our financial statements, resulting in the addition of approximately $284 million of debt, net of the fair value discount of $3.9 million, of the joint venture company to our consolidated balance sheet. Due to the termination of lease agreements between us and the joint venture company and because the related operating contracts for the Pride Portland and the Pride Rio de Janeiro at the time of acquisition were unfavorable compared with current market rates, we recorded a non-cash deferred contract liability of $191.6 million to record the difference between stated values of the non-cancelable contracts and the current fair value of contracts with similar terms. The deferred contract liability will be amortized to revenues over the remaining lives of the contracts of approximately four years. The allocation of fair value to the assets acquired and liabilities assumed was as follows:

Current assets	$10.8
Property and equipment	755.0
Investments in and advances to affiliates	(74.2)

Total assets acquired	$691.6

Current liabilities	3.3
Long-term debt	284.1
Deferred contract liability	191.6

Total liabilities assumed	$479.0

Total consideration given, net of cash acquired of $2.4 million	212.6

Goodwill	$—

     In a related transaction, we cancelled future obligations under certain existing agency relationships related to five offshore rigs we operate in Brazil, including the Pride Portland and the Pride Rio de Janeiro. For this cancellation, we paid $15 million in cash, which we expensed during the fourth quarter 2006.
NOTE 4.  PROPERTY AND EQUIPMENT
     Property and equipment consisted of the following at December 31:

	2007	2006
Rigs and rig equipment	$4,856.8	$5,529.1
Transportation equipment	8.6	38.5
Buildings	14.4	46.3
Construction-in-progress	508.7	127.3
Land	2.5	8.8
Other	47.4	58.4

Property and equipment, cost	5,438.4	5,808.4
Accumulated depreciation and amortization	(1,418.7)	(1,808.3)

Property and equipment, net	$4,019.7	$4,000.1

     Depreciation and amortization expense of property and equipment for 2007, 2006 and 2005 was $222.9 million, $198.0 million and $186.3 million, respectively.
     During 2007, 2006 and 2005, maintenance and repair costs included in operating costs on the accompanying consolidated statements of operations were $119.2 million, $99.7 million and $110.8 million, respectively.
Newbuild Projects and Construction-in-progress
     In June 2007, we entered into an agreement with Samsung Heavy Industries Co., Ltd. to construct an advanced-capability ultra-deepwater drillship. The agreement provides for an aggregate fixed purchase price of approximately $612 million. The agreement provides that, following shipyard construction, commissioning and testing, the drillship is to be delivered to us on or before June 30, 2010. We have the right to rescind the contract for delays exceeding certain periods and the right to liquidated damages from Samsung for delays during certain periods. We expect the total project cost, including commissioning and testing, to be approximately $680 million, excluding capitalized interest.
     In July 2007, we acquired from Lexton Shipping Ltd. an advanced-capability ultra-deepwater drillship being constructed by Samsung. As consideration for our acquisition of Lexton’s rights under the drillship construction contract with Samsung, we paid Lexton $108.5 million in cash and assumed its obligations under the construction contract, including remaining scheduled payments of approximately $540 million. The construction contract provides that, following shipyard construction, commissioning and testing, the drillship is to be delivered to us on or before February 28, 2010. We have the right to rescind the contract for delays exceeding certain periods and the right to liquidated damages from Samsung for delays during certain periods. In January 2008, we entered into a five-year contract with respect to the drillship for drilling operations in the U.S. Gulf of Mexico, which is expected to commence during the third quarter of 2010 following the completion of shipyard construction, mobilization of the rig to the U.S. Gulf of Mexico and customer acceptance testing. In connection with the contract, the drillship is being modified from the original design to improve its off-line operational capabilities. Including these modifications, amounts already paid, commissioning and testing, we expect the total project cost to be approximately $730 million, excluding capitalized interest.
     In January 2008, we entered into a construction agreement and drilling contract for a third ultra-deepwater drillship (See Note 17).
     As of December 31, 2007, construction-in-progress related to these two drillship construction contracts was $315.9 million, excluding $6.8 million of capitalized interest.
     We capitalize interest applicable to the construction of significant additions to property and equipment. For 2007, 2006 and 2005, we capitalized interest of $10.3 million, $2.4 million and $0.5 million, respectively.
Sale of assets
     In December 2007, we sold the Bintang Kalimantan for $34.0 million, resulting in a pre-tax gain of $20.0 million. In the second quarter of 2007, we completed the sale of one land rig from our Eastern Hemisphere fleet for $17.3 million, resulting in a pre-tax gain on the sale of $8.5 million.
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
NOTE 5.  INDEBTEDNESS
Short-Term Borrowings
     As of December 31, 2007, we had agreements with several banks for uncollateralized short-term lines of credit totaling $14.0 million (substantially all of which are uncommitted), primarily denominated in U.S. dollars. These facilities renew periodically and bear interest at variable rates based on LIBOR. As of December 31, 2007, there was no outstanding balance under any of these facilities.
Long-Term Debt
     Long-term debt consisted of the following at December 31:

	2007	2006
Senior secured revolving credit facility	$—	$50.0
7 3/8% Senior Notes due 2014, net of unamortized discount of $1.9 million and $2.2 million, respectively	498.1	497.8
3 1/4% Convertible Senior Notes due 2033	300.0	300.0
MARAD notes, net of unamortized fair value discount of $3.1 million and $3.8 million, respectively	254.5	284.1
Drillship loan facility due 2010, interest at LIBOR plus 1.5%	138.9	190.5
9.35% Semisubmersible loan	—	64.2

Total debt	1,191.5	1,386.6
Less: current portion of long-term debt	75.8	91.9

Long-term debt	$1,115.7	$1,294.7

Senior Secured Credit Facilities
     In July 2004, we entered into senior secured credit facilities consisting of a $300.0 million term loan and a $500.0 million revolving credit facility. Amounts drawn under the senior secured revolving credit facility bear interest at variable rates based on LIBOR plus a margin or the base rate plus a margin. The interest rate margin varies based on our leverage ratio. The revolving credit facility expires in July 2009.
     The facility is secured by first priority liens on certain of the existing and future rigs, accounts receivable, inventory and related insurance of our subsidiary Pride Offshore, Inc. (“Pride Offshore”) (the borrower under the facility) and its subsidiaries, all of the equity of Pride Offshore and its domestic subsidiaries and 65% of the equity of certain of our foreign subsidiaries. We and certain of our domestic subsidiaries have guaranteed the obligations of Pride Offshore under the facility. In certain circumstances, we are required to repay the revolving loans, with a permanent reduction in availability under the revolving credit facility, with proceeds from a sale of or a casualty event with respect to collateral. The facility contains a number of covenants restricting, among other things, redemption and repurchase of our indebtedness; acquisitions and investments; asset sales; indebtedness; liens and affiliate transactions. The facility also contains customary events of default, including with respect to a change of control.
     During 2005, we repaid the senior secured term loan in full and recognized charges of $3.6 million to write off the unamortized portion of the deferred finance costs at the time of the early repayment.
     Borrowings under the revolving credit facility are available for general corporate purposes. We may obtain up to $100.0 million of letters of credit under the facility. As of December 31, 2007, there were no outstanding borrowings and $13.3 million of letters of credit outstanding under the facility. As of December 31, 2007, the interest rate on the senior secured revolving credit facility would have been approximately 5.1% had we had any borrowings outstanding, and availability was $486.7 million.
7 3/8% Senior Notes due 2014
     In July 2004, we completed an offering of $500.0 million principal amount of 7 3/8% Senior Notes due 2014. The notes bear interest at 7.375% per annum, payable semiannually. The notes contain provisions that limit our ability and the ability of our subsidiaries to enter into transactions with affiliates; pay dividends or make other restricted payments; incur debt or issue preferred stock; incur dividend or other payment restrictions affecting our subsidiaries; sell assets; engage in sale and leaseback transactions; create liens; and consolidate, merge or transfer all or substantially all of our assets. Many of these restrictions will terminate if the notes are rated investment grade by either Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. and, in either case, the notes have a specified minimum rating by the other rating agency. We are required to offer to repurchase the notes in connection with specified change in control events that result in a ratings decline. The notes are subject to redemption, in whole or in part, at our option at any time on or after July 15, 2009 at redemption prices starting at 103.688% of the principal amount redeemed and declining to 100% by July 15, 2012. Prior to July 15, 2009, we may redeem some or all of the notes at 100% of the principal amount plus a make-whole premium.
3 1/4% Convertible Senior Notes Due 2033
     In 2003, we issued $300.0 million aggregate principal amount of 3 1/4% Convertible Senior Notes due 2033. The notes bear interest at a rate of 3.25% per annum. We also will pay contingent interest during any six-month interest period commencing on or after May 1, 2008 for which the trading price of the notes for each of the five trading days immediately preceding such period equals or exceeds 120% of the principal amount of the notes. During any interest period when contingent interest is payable, the contingent interest payable per note will equal 0.25% of the average trading price of the notes during the five trading days immediately preceding the first day of the applicable six-month interest period. Beginning May 5, 2008, we may redeem any of the notes at a redemption price of 100% of the principal amount redeemed plus accrued and unpaid interest. In addition, noteholders may require us to repurchase the notes on May 1 of 2008, 2010, 2013, 2018, 2023 and 2028 at a repurchase price of 100% of the principal amount redeemed plus accrued and unpaid interest. We may elect to pay all or a portion of the repurchase price in common stock instead of cash, subject to certain conditions. The notes are convertible under specified circumstances into shares of our common stock at a conversion rate of 38.9045 shares per $1,000 principal amount of notes (which is equal to a conversion price of $25.704), subject to adjustment. Upon conversion, we will have the right to deliver, in lieu of shares of our common stock, cash or a combination of cash and common stock. The notes are currently convertible by the note holders. Upon conversion, we will have the right to deliver, in lieu of shares of common stock, cash or a combination of cash and common stock. If we choose to deliver cash upon conversion, we may incur a loss for extinguishment of debt.  The closing price of our common stock on December 31, 2007 was $33.90 per share.  At this price, if note holders were to convert the entire issue and we chose to deliver cash in lieu of shares, we would pay approximately $396 million to settle the conversion and incur an approximately $96 million debt extinguishment loss.  For each $1 increase in our stock price, the incurred debt extinguishment loss for a cash settled conversion would increase by approximately $12 million.
MARAD Notes
     In November 2006, we completed the purchase of the remaining 70% interest in the joint venture entity that owns the Pride Portland and the Pride Rio de Janeiro, which resulted in the addition of approximately $284 million of debt, net of fair value discount, to our consolidated balance sheet. Repayment of the notes is guaranteed by the United States Maritime Administration (“MARAD”). The notes bear interest at a weighted average fixed rate of 4.33%, mature in 2016 and are prepayable, in whole or in part, at any time, subject to a make-whole premium. The notes are collateralized by the two rigs and the net proceeds received by subsidiary project companies chartering the rigs.
Drillship Loan Facility
     In April 2004, we completed a refinancing of the drillship loan facility collateralized by the Pride Africa and the Pride Angola and the proceeds from the related drilling contracts. The drillship loan facility matures in September 2010 and amortizes quarterly. The drillship loan facility bears interest at LIBOR plus 1.50%. As a condition of the loan, we maintain interest rate swap and cap agreements with the lenders. The effective rate at December 31, 2007 was 6.33%. In accordance with the debt agreements, we have posted letters of credit to assure that timely interest and principal payments are made. Prior to our purchase of the remaining nine percent in our Angolan joint venture company, certain cash balances were held in trust to assure that timely interest and principal payments were made. As of December 31, 2006, $1.8 million of such cash balances, which amount is included in restricted cash, was held in trust and was not available for our use.
Semisubmersible Loan
     In August 2007, we repaid in full the outstanding aggregate principal amount of $58.4 million due under the semisubmersible loan collateralized by the Pride South America. The loan facility had an interest rate of 9.35% and required quarterly interest payments. We did not incur any charges in connection with the retirement of the loan.
Future Maturities
     Future maturities of long-term debt were as follows at December 31:

Amount
2008	$75.8
2009	52.1
2010	101.9
2011	30.3
2012	30.3
Thereafter	901.1

$1,191.5

NOTE 6.  FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
     Our financial instruments include cash, receivables, payables and debt. Except as described below, the estimated fair value of such financial instruments at December 31, 2007 and 2006 approximate their carrying value as reflected in our consolidated balance sheets. The fair value of our debt has been estimated based on year-end quoted market prices.
     The estimated fair value of our debt at December 31, 2007 and 2006 was $1,331.9 million and $1,486.8 million, respectively, which differs from the carrying amounts of $1,191.5 million and $1,386.6 million, respectively, included in our consolidated balance sheets.
Interest Rate Swap and Cap Agreements
     We are subject to the risk of variability in interest payments on our floating rate debt, which includes the senior secured revolving credit facility and the drillship loan facility at December 31, 2007. The drillship loan facility requires us to maintain interest rate swap and cap agreements. The drillship loan facility generally restricts our ability to transfer, settle, sell, offset or amend the interest rate swap and cap agreements without the consent of the lenders.
     As of December 31, 2007, we had not designated any of the interest rate swap and cap agreements as hedging instruments as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the changes in fair value of the interest rate swap and cap agreements are recorded currently in earnings. We included the changes in the fair value on our interest rate swap and cap agreements of $(3.9) million, $(1.3) million and $4.0 million in our consolidated statements of operations for 2007, 2006 and 2005, respectively. The total aggregate fair value of the interest rate swap and cap agreements at December 31, 2007 and 2006 was an asset of $0.2 million and $4.0 million, respectively.
Foreign Exchange Risks
     Our operations are subject to foreign exchange risks, including the risks of adverse foreign currency fluctuations and devaluations and of restrictions on currency repatriation. We attempt to limit the risks of adverse currency fluctuations and restrictions on currency repatriation by obtaining contracts providing for payment in U.S. dollars or freely convertible foreign currency. To the extent possible, we seek to limit our exposure to local currencies by matching its acceptance thereof to its expense requirements in such currencies. Prior to 2004, we entered into forward exchange contracts and option contracts to manage foreign currency exchange risk principally associated with our Euro denominated expenses. We did not enter into any forward exchange or option contracts in 2007, 2006 or 2005, but continue to monitor our foreign exchange risk.
NOTE 7.  INVESTMENTS IN AFFILIATES
     As of December 31, 2007, we had a 30% interest in United Gulf Energy Resource Co. SAOC-Sultanate of Oman (“UGER”), which owns 99.9% of National Drilling and Services Co. LLC (“NDSC”), an Omani company. NDSC owns and operates four land drilling rigs. As of December 31, 2007, our investment in UGER was $3.4 million. In February 2008, we sold our interest in UGER for approximately $15 million.
     In 2005, investment in affiliates included our 30% interest in a joint venture entity that owned the Pride Portland and the Pride Rio de Janeiro. We operated the rigs under lease agreements with the joint venture companies that required all revenues from the operations of the rigs, less operating costs and a management fee of $5,000 per day for each rig, to be paid to the joint venture companies in the form of lease payments. The lease agreements also required the joint venture companies to provide us with working capital necessary to operate the rigs, to fund capital improvements to the rigs and to fund any cash deficits incurred. In November 2006, we acquired our partner’s interest in the joint venture companies, increasing our ownership to 100% (see Note 3).
NOTE 8.  INCOME TAXES
     The provision for income taxes on income from continuing operations is comprised of the following for the years ended December 31:

	2007	2006	2005
U.S.:
Current	$9.0	$3.5	$—
Deferred	67.0	74.5	29.3

Total U.S.	76.0	78.0	29.3
Foreign:
Current	101.2	48.3	26.3
Deferred	2.5	(1.0)	—

Total foreign	103.7	47.3	26.3

Income taxes	$179.7	$125.3	$55.6

     A reconciliation of the differences between our income taxes computed at the U.S. statutory rate and our income taxes from continuing operations before income taxes and minority interest as reported is summarized as follows for the years ended December 31:

	2007		2006		2005
	Amount	Rate (%)	Amount	Rate (%)	Amount	Rate (%)
U.S. statutory rate	$215.3	35.0	$111.3	35.0	$47.2	35.0
Taxes on foreign earnings at greater (lesser) than the U.S. statutory rate	(35.9)	(5.8)	9.3	2.9	6.6	4.9
Change in valuation allowance	(6.9)	(1.1)	1.8	0.6	6.4	4.7
Tax benefit from prior year FTC	(10.5)	(1.7)	—	—	—	—
Change in unrecognized tax benefits	4.9	0.8	4.0	1.3	(2.0)	(1.5)
Other	12.8	2.0	(1.1)	(0.4)	(2.6)	(1.9)

Income taxes	$179.7	29.2	$125.3	39.4	$55.6	41.2

     The 2007 effective tax rate is below the U.S. statutory rate due to the recording of a U.S. foreign tax credit benefit for a prior period and the impact of increased taxable income in low tax jurisdictions. The 2006 and 2005 effective tax rates are above the U.S. statutory rate due to non deductible expenses and U.S. tax on certain foreign earnings offset by the impact of taxable income in low tax jurisdictions.
     The domestic and foreign components of income from continuing operations before income taxes and minority interest were as follows for the years ended December 31:

	2007	2006	2005
U.S.	$292.1	$182.2	$48.8
Foreign	322.9	135.8	86.1

Income from continuing operations before income taxes and minority interest	$615.0	$318.0	$134.9

     The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets were as follows at December 31:

	2007	2006
Deferred tax assets:
Operating loss carryforwards	$71.7	$227.4
Tax credit carryforwards	137.3	31.5
Other	31.1	27.2

Subtotal	240.1	286.1
Valuation allowance	(49.0)	(68.1)

Total	191.1	218.0
Deferred tax liabilities:
Depreciation	301.6	333.2
Other	29.7	0.7

Total	331.3	333.9

Net deferred tax liability(1)	$140.2	$115.9

(1)	The change in net deferred tax liability of $24.3 million between December 31, 2007 and 2006 differs by $45.2 million from the deferred tax expense of $69.5 million reported for 2007. This difference is caused primarily by net tax return benefits from the exercise of non-qualified stock options and the tax impact of defined benefit pension plans that were charged to equity accounts and the removal of deferred balances of the Latin America Land and E&P Services segments.
     Applicable U.S. deferred income taxes and related foreign dividend withholding taxes have not been provided on approximately $1,254.5 million of undistributed earnings and profits of our foreign subsidiaries. We consider such earnings to be permanently reinvested outside the United States. It is not practicable to estimate the amount of deferred income taxes associated with these unremitted earnings.
     As of December 31, 2007, we had deferred tax assets of $71.7 million relating to $235.3 million of net operating loss (“NOL”) carryforwards, $38.6 million of non-expiring Alternative Minimum Tax (“AMT”) credits, and $98.7 million of U.S. foreign tax credits (“FTC”). The NOL carryforwards and tax credits can be used to reduce our federal and foreign income taxes payable in future years. Our NOL carryforwards in the United States total $64.9 million and could expire starting in 2021 through 2024. Foreign NOL carryforwards include $41.0 million that do not expire and $129.4 million that could expire starting in 2008 through 2017. We have recognized a $49.0 million valuation allowance on all of these foreign NOL carryforwards due to the uncertainty of realizing certain foreign NOL carryforwards. A valuation allowance for deferred tax assets is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have not recorded a valuation allowance against our FTC and AMT credit deferred tax assets, since we believe that future profitability will allow us to fully utilize these tax attributes. Our ability to realize the benefit of our deferred tax assets requires that we achieve certain future earnings prior to the expiration of the carryforwards. The foreign tax credits begin to expire in 2017 and the AMT credits do not expire. We could be required to record an additional valuation allowance against certain or all of our remaining deferred tax assets if market conditions deteriorate or future earnings are below current estimates.
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
Uncertain Tax Positions
     We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, we recognized an increase of approximately $18.4 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. As of December 31, 2007, we have approximately $44.4 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

     We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, we have approximately $9.8 million of accrued interest and penalties related to uncertain tax positions on the consolidated balance sheet. During 2007, we recorded interest and penalties of $2.9 million through the consolidated statement of operations.
     For jurisdictions other than the United States, tax years 1995 through 2007 remain open to examination by the major taxing jurisdictions. With regard to the United States, tax years 2004 through 2007 remain open to examination. The 2005 tax year is currently under examination by the Internal Revenue Service.
     The following table presents the reconciliation of the total amounts of unrecognized tax benefits from January 1, 2007 to December 31, 2007:

Beginning balance, January 1, 2007	$44.9
Increase related to prior period tax positions	4.7
Increase related to current period tax positions	0.7
Statue expirations	—
Settlements	(0.5)
Other (1)	(5.4)

Ending balance, December 31, 2007	$44.4

(1)	Amount represents the liabilities decreased due to the sale of the Latin America Land & E&P business.
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
     In 2006, we received tax assessments from the Mexican government related to our operations for the tax years 2002 and 2003. These assessments contest our right to claim certain deductions in our tax returns for those years. We anticipate that the Mexican government will make additional assessments contesting similar deductions for other tax years. While we intend to contest these assessments vigorously, we cannot predict or provide assurance as to the ultimate outcome, which may take several years. However, we do not believe that the ultimate outcome of these assessments will have a material impact on our consolidated financial statements. As required by local statutory requirements, we have provided standby letters of credit valued at $45 million as of December 31, 2007, to contest these assessments.
NOTE 9.  STOCKHOLDERS’ EQUITY
Preferred Stock
     We are authorized to issue 50.0 million shares of preferred stock with a par value $0.01 per share. Our Board of Directors has the authority to issue shares of preferred stock in one or more series and to fix the number of shares, designations and other terms of each series. The Board of Directors has designated 4.0 million shares of preferred stock to constitute the Series A Junior Participating Preferred Stock in connection with our stockholders’ rights plan. As of December 31, 2007 and 2006, no shares of preferred stock were outstanding.
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
     The following table presents information necessary to calculate basic and diluted earnings per share from continuing operations for the years ended December 31:

	2007	2006	2005
Income from continuing operations	$431.8	$188.7	$59.6
Interest expense on convertible notes	10.7	10.7	2.7
Income tax effect	(3.8)	(3.7)	(0.9)

Income from continuing operations, as adjusted	$438.7	$195.7	$61.4

Weighted average shares of common stock outstanding	165.6	162.8	152.5
Convertible notes	11.7	11.7	5.5
Stock options	0.8	1.9	2.9
Restricted stock awards	0.4	0.1	—

Weighted average shares of common stock outstanding, as adjusted	178.5	176.5	160.9

Income from continuing operations per share:
Basic	$2.61	$1.16	$0.39
Diluted	$2.46	$1.11	$0.38
     The calculation of weighted average shares of common stock outstanding, as adjusted, excludes 1.1 million, 0.6 million and 0.2 million of common stock issuable pursuant to outstanding stock options for the years ended December 31, 2007, 2006 and 2005, respectively. The calculation of weighted average shares of common stock outstanding, as adjusted, also excludes 11.7 million shares of common stock issuable pursuant to convertible debt for the year ended December 31, 2005. These shares were excluded from the calculation because their effect was antidilutive or the exercise price of stock options exceeded the average price of our common stock for the applicable period.
NOTE 11. STOCK-BASED COMPENSATION
     Our employee stock-based compensation plans provide for the granting or awarding of stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards and cash awards to directors, officers and other key employees. As of December 31, 2007, three of our plans had shares available for future option grants or other awards. The number of shares authorized and reserved for future issuance under the 1998 Long-Term Incentive Plan is limited to 10% of total issued and outstanding shares, subject to adjustment in the event of certain changes in our corporate structure or capital stock. No new awards may be made under the plan after May 12, 2008. As of December 31, 2007, we had a total of approximately 0.1 million shares available for award under the 2004 Directors’ Stock Incentive Plan. In May 2007, our stockholders approved the 2007 Long-Term Incentive Plan, which allows for up to eight million shares to be awarded to our employees. The maximum number of shares of common stock that may be issued with respect to awards other than options and stock appreciation rights is four million shares. As of December 31, 2007, no awards had been granted under the 2007 plan.
     Stock-based compensation expense related to stock options, restricted stock and the ESPP was allocated as follows:

2007
Operating costs, excluding depreciation and amortization	$10.9
General and administrative, excluding depreciation and amortization	12.1

Stock-based compensation expense before income taxes	23.0
Income tax benefit	(5.8)

Total stock-based compensation expense after income taxes	$17.2

     Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with SFAS No. 123(R). We recognize these compensation costs net of a forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Had compensation expense for stock options been determined based on fair value at the grant date consistent with SFAS No. 123, our net income and earnings per share for 2005 would have been reduced to the pro forma amounts indicated below:

2005
Net income, as reported	$128.6
Add: Stock-based compensation included in reported net income, net of tax	2.7
Deduct: Stock-based employee compensation expense determined under the fair value method, net of tax	(12.5)

Pro forma net income (loss)	$118.8

Basic earnings per share:
As reported	$0.84
Pro forma	$0.78
Diluted earnings per share:
As reported	$0.80
Pro forma	$0.74
     The fair value of stock-based awards is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Options			ESPP
	2007	2006	2005	2007
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	31.2%	32.6%	30.7%	31.0%
Risk-free interest rate	4.7%	4.6%	3.7%	4.7%
Expected life	6.3 years	6.3 years	5.0 years	1.0 years
Weighted average grant-date fair value of stock options granted	$11.80	$13.79	$6.99	$8.25
     The following table summarizes activity in our stock options:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Shares	Share	Term	Value
	(In Thousands)		(In Years)
Outstanding as of December 31, 2006	4,451	$20.20
Granted	598	28.76
Exercised	1,622	17.04
Forfeited	93	18.39
Cancellations	150	29.63

Outstanding as of December 31, 2007	3,184	$23.03	6.7	$10.9

Exercisable as of December 31, 2007	2,174	$19.92	5.9	$14.0
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
     Other information pertaining to option activity was as follows:

	2007	2006	2005
Total fair value of stock options vested	$5.2	$7.7	$17.4
Total intrinsic value of stock options exercised	$26.9	$46.7	$75.6
     During 2007, 2006 and 2005, we received cash from the exercise of stock options of $27.6 million, $50.3 million and $91.2 million, respectively. Income tax benefits of $7.7 million, $14.1 million, and $21.2 million were realized from the exercise of stock options for 2007, 2006 and 2005, respectively. As of December 31, 2007, there was $8.4 million of total stock option compensation expense related to nonvested stock options not yet recognized, which is expected to be recognized over a weighted average period of 2.4 years.
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

	2007	2006	2005
Number of restricted stock awards (in thousands)	948	839	345
Fair value of restricted stock awards at date of grant (in millions)	$27.6	$26.9	$7.1
     The following table summarizes activity in our nonvested restricted stock awards:

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Shares	per Share
	(In Thousands)
Nonvested at December 31, 2006	997	$29.56
Granted	948	29.06
Vested	434	28.81
Forfeited	67	29.98

Nonvested at December 31, 2007	1,444	$29.43

     As of December 31, 2007, there was $31.6 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 2.7 years. Prior to the January 1, 2006 adoption of SFAS 123(R), we accounted for restricted stock awards under APB No. 25. APB No. 25 required the full value of restricted stock awards to be recorded in stockholders’ equity with a deferred compensation balance recorded within equity for the unrecognized compensation cost. SFAS 123(R) does not consider the equity to be issued until the stock award vests. Accordingly, the deferred compensation balance of $5.1 million at December 31, 2005 was reclassified to additional paid in capital on January 1, 2006.
     In December 2006, we changed the procedures regarding personal income tax withholding with respect to outstanding restricted stock awards held by our officers, including all of our executive officers. The changes permitted such officers to request that, for purposes of satisfying the federal income tax withholding obligations with respect to certain taxes required to be withheld with respect to the vesting of the awards, the amount withheld be greater than the statutory minimum with respect to federal income tax withholding but no more than the highest federal marginal income tax rate applicable to ordinary income at the time of vesting. For restricted stock awards that vested through February 14, 2007, the withholding of the statutory minimum and the increased amount was net settled by the plan administrator’s delivery of share of common stock to us with a fair market value equal to the amount of the withholding, with the remaining shares delivered to the officer. As a result of the change in procedures and the net settlement feature, these awards were reclassified from equity to liability awards under SFAS No. 123(R) in the fourth quarter of 2006. We reclassified $4.0 million from stockholders’ equity and accrued a total of $5.2 million in accrued expenses and other long-term liabilities for the fair value of the share-based payment liabilities at December 31, 2006. Expense of $1.2 million was recognized in 2006 in connection with the modification of these awards. As of February 15, 2007, we further amended our procedures for additional withholding and settlement of vested awards, which resulted in the reclassification of the affected restricted stock awards back to equity classified awards. The February 15, 2007, modification did not result in any material incremental compensation cost and resulted in the reclassification of the full amount of the recorded liability to equity in the first quarter of 2007.
     During 2007, 2006 and 2005, we recognized $0.1 million, $0.4 million and $0.6 million, respectively, of stock-based compensation in connection with the modification of the terms of certain key employees’ stock options and restricted stock.
     Our ESPP permits eligible employees to purchase shares of our common stock at a price equal to 85% of the lower of the closing price of our common stock on the first or last trading day of the calendar year. A total of 0.4 million shares remained available for issuance under the plan as of December 31, 2007. Employees purchased approximately 95,000, 83,000 and 82,000 shares in the years ended December 31, 2007, 2006 and 2005, respectively.
NOTE 12. EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
     We have a non-qualified Supplemental Executive Retirement Plan (the “SERP”) that provides for benefits, to the extent vested, to be paid to participating executive officers upon the officer’s termination or retirement. No assets are held with respect to the SERP; therefore, benefits will be funded when paid to the participants. We account for the SERP in accordance with SFAS No. 87, Employers Accounting for Pensions. We recorded expenses of $5.6 million, $4.3 million and $3.9 million related to the SERP in 2007, 2006 and 2005, respectively. As of December 31, 2007 and 2006, the unfunded accrued pension liability was $13.6 million and $10.5 million, respectively.
     We adopted the recognition provisions of SFAS No. 158 as of December 31, 2006, which requires that the funded status of defined benefit pension plan and other postretirement plans be fully recognized in the balance sheet. Based on the funded status of our plans as of December 31, 2007, total assets for overfunded plans were approximately $1.1 million and the unfunded accrued liability was approximately $14.3 million. Based on the funded status of our plans as of December 31, 2006, the adoption of SFAS 158 increased total assets by approximately $1.1 million, increased the unfunded accrued liability by approximately $1.9 million and reduced total shareholders’ equity by approximately $0.5 million, net of taxes. The adoption of SFAS 158 did not affect our results of operations.
Defined Contribution Plan
     We have a 401(k) defined contribution plan for generally all of our U.S. employees that allows eligible employees to defer up to 50% of their eligible annual compensation, with certain limitations. At our discretion, we may match up to 100% of the first 6% of compensation deferred by participants. Our contributions to the plan amounted to $6.4 million, $4.8 million and $3.7 million in 2007, 2006 and 2005, respectively.
     In addition, we have a deferred compensation plan that allows senior managers and other highly compensated employees, as defined in the plan, to participate in an unfunded, non-qualified plan. Participants may defer up to 100% of compensation, including bonuses and net proceeds from the exercise of stock options.
Other
     In 2004, we applied to the French Labor Ministry for a Progressive Retirement Plan (the “PRP”). The PRP was approved by the French Labor Ministry in 2005. Pursuant to the PRP, 56 employees of our subsidiary in France have elected to accelerate their retirement with us funding a portion of the benefits. The cost of the PRP will be recognized over the estimated remaining service period of the employees. As of December 31, 2007 and 2006, we have accrued balances of $3.3 million and $2.3 million, respectively.

NOTE 13. COMMITMENTS AND CONTINGENCIES
Leases
     At December 31, 2007, we had entered into long-term non-cancelable operating leases covering certain facilities and equipment. The minimum annual rental commitments are as follows for the years ending December 31:

Amount
2008	$9.7
2009	7.0
2010	4.3
2011	4.1
2012	4.1
Thereafter	21.5

$50.7

Purchase Obligations
     At December 31, 2007, our purchase obligations as defined by SFAS No. 47, Disclosure of Long-Term Obligations, related to our two newbuild drillship construction projects as of such date are as follows:

Amount
2008	$354.9
2009	195.3
2010	408.9
2011	—
2012	—
Thereafter	—

$959.1

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
     The Audit Committee, through independent outside counsel, has undertaken a review of our compliance with the FCPA in certain of our other international operations. In addition, the U.S. Department of Justice has asked us to provide information with respect to (a) our relationships with a freight and customs agent and (b) our importation of rigs into Nigeria. The Audit Committee is reviewing the issues raised by the request, and we are cooperating with the DOJ in connection with its request.

     This review has found evidence suggesting that during the period from 2001 through 2005 payments were made directly or indirectly to government officials in Saudi Arabia, Kazakhstan, Brazil, Nigeria, Libya, Angola, and the Republic of the Congo in connection with clearing rigs or equipment through customs or resolving outstanding issues with customs, immigration, tax, licensing or merchant marine authorities in those countries. In addition, this review has found evidence suggesting that in 2003 payments were made to one or more third parties with the intent that they would be transferred to a government official in India for the purpose of resolving a customs dispute related to the importation of one of our jackup rigs. The evidence suggests that the aggregate amount of payments referred to in this paragraph is less than $2 million. We are also reviewing certain agent payments related to Malaysia.
     The investigation of the matters described in the prior paragraph and the Audit Committee’s compliance review are ongoing. Accordingly, there can be no assurances that evidence of additional potential FCPA violations may not be uncovered in those or other countries.
     Our management and the Audit Committee of our Board of Directors believe it likely that members of our senior operations management either were aware, or should have been aware, that improper payments to foreign government officials were made or proposed to be made. Our former Chief Operating Officer resigned as Chief Operating Officer effective on May 31, 2006 and has elected to retire from the company, although he will remain an employee, but not an officer, during the pendency of the investigation to assist us with the investigation and to be available for consultation and to answer questions relating to our business. His retirement benefits will be subject to the determination by our Audit Committee or our Board of Directors that it does not have cause (as defined in his retirement agreement with us) to terminate his employment. Other personnel, including officers, have been terminated or placed on administrative leave or have resigned in connection with the investigation. We have taken and will continue to take disciplinary actions where appropriate and various other corrective action to reinforce our commitment to conducting our business ethically and legally and to instill in our employees our expectation that they uphold the highest levels of honesty, integrity, ethical standards and compliance with the law.
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
Litigation
     Since 2004, certain of our subsidiaries have been named, along with numerous other defendants, in several complaints that have been filed in the Circuit Courts of the State of Mississippi by several hundred individuals that allege that they were employed by some of the named defendants between approximately 1965 and 1986. The complaints allege that certain drilling contractors used products containing asbestos in their operations and seek, among other things, an award of unspecified compensatory and punitive damages. Eight individuals of the many plaintiffs in these suits have been identified as allegedly having worked for us. We intend to defend ourselves vigorously and, based on the information available to us at this time, we do not expect the outcome of these lawsuits to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these lawsuits.
     Paul Bragg, our former President and Chief Executive Officer, filed suit against us in the State District Court of Harris County, Texas in October 2005 seeking declaratory relief to set aside his non-competition agreement and damages for breach of contract in excess of $17 million. We and Mr. Bragg litigated his claims as well as a number of counterclaims we filed against Mr. Bragg, including a claim for breach of fiduciary duty. In late 2006 and early 2007, the trial court granted summary judgment in our favor against Mr. Bragg with respect to his breach of contract claims and in Mr. Bragg’s favor against our breach of fiduciary duty counterclaim. Mr. Bragg’s two-year contractual commitment to not compete with us ended in June 2007, according to the terms of his employment agreement. We and Mr. Bragg each have appealed the summary dismissal of our respective claims, and the appeals are currently pending. We intend to continue our vigorous defense against Mr. Bragg’s breach of contract claims on appeal. Similarly, we intend to pursue diligently on appeal our breach of fiduciary duty counterclaim against Mr. Bragg. We do not expect the outcome of this lawsuit to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of this lawsuit.
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
Other
     In the normal course of business with customers, vendors and others, we have entered into letters of credit and surety bonds as security for certain performance obligations that totaled approximately $239.5 million at December 31, 2007. These letters of credit and surety bonds are issued under a number of facilities provided by several banks and other financial institutions.
NOTE 14. SEGMENT AND GEOGRAPHIC INFORMATION
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
     Revenues for Offshore Drilling Services by asset class are listed below. We consider our drillships and our semisubmersible rigs operating in water depths greater than 4,500 feet as deepwater and our semisubmersible rigs operating in water depths from 1,000 feet to 4,500 feet as midwater. Our jackups operate in water depths up to 300 feet. We have included our seven land rigs and other operations in Other.

	For Year Ended December 31,
	2007	2006	2005
Revenues:
Offshore Drilling Services
Deepwater	$643.9	$478.6	$359.4
Midwater	334.5	181.4	153.1
Jackups — U.S.	242.5	379.4	169.2
Jackups — International	530.9	301.5	278.2
Other Offshore	174.7	165.9	225.9

Total Offshore Drilling Services	1,926.5	1,506.8	1,185.8
Other	116.3	104.0	95.8
Corporate	1.0	—	—

Total	$2,043.8	$1,610.8	$1,281.6

     Our significant customers for the years ended 2005, 2006 and 2007, were as follows:

	2007	2006	2005
Petroleos Mexicanos S.A.	21%	14%	17%
Petroleo Brasileiro S.A.	13%	15%	11%
Exxon Mobil Corporation	12%	9%	11%
Total S.A.	8%	11%	10%
     For the year ended December 31, 2007, we derived 83% of our revenues from countries outside of the United States. As a result, we are exposed to the risk of changes in social, political and economic conditions inherent in foreign operations. Revenues by geographic area are presented by attributing revenues to the individual country where the services were performed.
     Revenues by geographic area where the services are performed are as follows for years ended December 31:

	2007	2006	2005
Angola	$464.8	$298.3	$266.1
Mexico	432.5	227.1	212.9
Brazil	394.6	269.4	209.8
Other countries	405.9	346.3	326.8

All International	1,697.8	1,141.1	1,015.6
United States	346.0	469.7	266.0

Total	$2,043.8	$1,610.8	$1,281.6

     Long-lived assets by geographic area as presented in the following table were attributed to countries based on the physical location of the assets. A substantial portion of our assets is mobile. Asset locations at the end of the period are not necessarily indicative of the geographic distribution of the revenues generated by such assets during the periods.
     Long-lived assets, which include property and equipment and goodwill, by geographic area are as follows at December 31:

	2007	2006
Angola	$786.0	$711.7
Mexico	490.9	412.6
Brazil	1,424.5	1,277.8
Other countries	958.1	1,372.9

All International	3,659.5	3,775.0
United States	361.7	293.6

Total	$4,021.2	$4,068.6

NOTE 15. OTHER SUPPLEMENTAL INFORMATION

     Prepaid expenses and other current assets consisted of the following at December 31:

	2007	2006
Other receivables	$62.5	$35.7
Prepaid expenses	39.9	55.8
Deferred mobilization and inspection costs	30.0	43.9
Deferred financing costs	3.3	4.0
Insurance receivables	1.9	12.0
Derivative asset	0.2	1.9
Other	4.9	9.2

Total	$142.7	$162.5

     Accrued expenses and other current liabilities consisted of the following at December 31:

	2007	2006
Deferred mobilization revenues	$90.1	$110.6
Payroll and benefits	87.4	84.4
Short-term indemnity	77.8	—
Current income taxes	54.7	54.3
Taxes other than income	20.5	37.0
Interest	22.7	23.6
Other	75.1	78.4

Total	$428.3	$388.3

     Supplemental consolidated statement of operations information is as follows for the years ended December 31:

	2007	2006	2005
Rental expense	$70.4	$92.5	$23.1
Other income, net Foreign exchange gain (loss)	(5.8)	(4.6)	(4.5)
Realized and unrealized changes in fair value of derivatives	(1.0)	1.6	4.0
Equity earnings in unconsolidated subsidiaries	1.0	3.3	1.6
Other	0.7	0.1	1.6

Total	$(5.1)	$0.4	$2.7

     Supplemental cash flows and non-cash transactions were as follows for the years ended December 31:

	2007	2006	2005
Cash paid during the year for:
Interest	$77.6	$74.0	$84.1
Income taxes — U.S., net	8.6	4.1	—
Income taxes — foreign, net	127.6	101.6	57.6
Change in capital expenditures in accounts payable	(50.6)	(12.5)	(10.8)
Non-cash interest accreted to principal balance of debt	0.9	0.3	0.2

NOTE 16. SELECTED QUARTERLY FINANCIAL DATA (1) (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2007
Revenues	$471.0	$530.0	$540.4	$502.3
Earnings from operations	133.8	196.6	185.5	163.1
Income from continuing operations, net of tax	73.7	120.1	120.3	117.7
Income from discontinued operations, net of tax	28.0	26.0	281.2	17.3
Net income	101.7	146.1	401.5	135.0

Basic earnings per share:
Income from continuing operations	0.45	0.73	0.73	0.71
Income from discontinued operations	0.17	0.16	1.69	0.10

Net income	$0.62	$0.89	$2.42	$0.81

Diluted earnings per share:
Income from continuing operations	$0.42	$0.68	$0.69	$0.67
Income from discontinued operations	0.16	0.15	1.57	0.10

Net income	$0.58	$0.83	$2.26	$0.77

2006
Revenues	$372.5	$393.9	$406.0	$438.3
Earnings from operations	100.2	85.2	110.4	95.8
Income from continuing operations, net of tax	50.7	39.9	66.1	32.0
Income from discontinued operations, net of tax	19.8	27.8	23.3	36.9
Net income	70.5	67.7	89.3	68.9

Basic earnings per share:
Income from continuing operations	0.31	0.25	0.41	0.20
Income from discontinued operations	0.12	0.17	0.14	0.22

Net income	$0.43	$0.42	$0.55	$0.42

Diluted earnings per share:
Income from continuing operations	$0.30	$0.23	$0.39	$0.19
Income from discontinued operations	0.11	0.16	0.13	0.21

Net income	$0.41	$0.39	$0.52	$0.40

(1) All periods presented reflect the reclassification of our Latin America Land and E&P Services segments and three tender-assist barge rigs to discontinued operations. Also, reported in discontinued operations for all periods presented is our fixed-fee rig construction business.
NOTE 17. SUBSEQUENT EVENT
     In January 2008, we entered into an agreement with Samsung to construct an advanced-capability ultra-deepwater drillship. The agreement provides for an aggregate fixed purchase price of approximately $636 million. The agreement provides that, following shipyard construction, commissioning and testing, the drillship is to be delivered to us on or before March 31, 2011. We have the right to rescind the contract for delays exceeding certain periods and the right to liquidated damages from Samsung for delays during certain periods. We have entered into a multi-year drilling contract with respect to the drillship, which is expected to commence during the first quarter of 2011 following the completion of shipyard construction, mobilization of the rig and customer acceptance testing. Under the drilling contract, the customer may elect, by January 31, 2010, a firm contract term of at least five years and up to seven years in duration. We expect the total project cost, including commissioning and testing, to be approximately $720 million, excluding capitalized interest.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this annual report. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2007 were effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
(b) Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined under Rule 13a-15(f) promulgated under the Exchange Act. In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2007, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment, including testing, using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (the “COSO Framework”). The inherent limitations of internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
     Based on its assessment, management concluded that our internal control over financial reporting was effective based on the criteria set forth in the COSO Framework as of December 31, 2007.
     KPMG LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2007 as stated in their report, which appears in “Item 8. Financial Statements and Supplementary Data” contained herein.
(c) Changes in Our Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, within 120 days of the end of our fiscal year on December 31, 2007. Information with respect to our executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this annual report.
Code of Business Conduct and Ethical Practices
     We have adopted a Code of Business Conduct and Ethical Practices, which applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We have posted a copy of the code under “Corporate Governance” in the “Investor Relations” section of our internet website at www.prideinternational.com. Copies of the code may be obtained free of charge on our website or by requesting a copy in writing from our Chief Compliance Officer at 5847 San Felipe, Suite 3300, Houston, Texas 77057. Any waivers of the code must be approved by our Board of Directors or a designated board committee. Any amendments to, or waivers from, the code that apply to our executive officers and directors will be posted under “Corporate Governance” in the “Investor Relations” section of our internet website at www.prideinternational.com.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2007.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2007.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2007.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by this item is incorporated by reference to our definitive proxy statement, which is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2007.
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
     (3) Exhibits
     Each exhibit identified below is filed with this annual report. Exhibits designated with an "*” are filed herewith. Exhibits designated with a “†” are management contracts or compensatory plans or arrangements.

Exhibit
No.	Description

3.1	Certificate of Incorporation of Pride (incorporated by reference to Annex D to the Joint Proxy Statement/Prospectus included in the Registration Statement on Form S-4, Registration Nos. 333-66644 and 333-66644-01 (the “Registration Statement’)).

3.2	Bylaws of Pride (incorporated by reference to Exhibit 3.2 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-13289).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.13 to the Registration Statement).

4.2	Rights Agreement, dated as of September 13, 2001, between Pride and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.2 Pride’s Current Report on Form 8-K filed with the SEC on September 28, 2001, File No. 1-13289 (the “Form 8-K”)).

4.3*	First Amendment to Rights Agreement, dated as of January 29, 2008, between Pride and American Stock Transfer & Trust Company, as Rights Agent.

4.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Pride (incorporated by reference to Exhibit 4.3 to the Form 8-K).

4.5	Credit Agreement dated July 7, 2004 by and among Pride Offshore, Inc., the guarantors named therein, the lenders party thereto, Calyon New York Branch and Natexis Banques Populaires, as issuing banks, Calyon and Natexis, as swingline lenders, Citicorp North America, Inc., as administrative agent, and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 4.1 to Pride’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-13289).

4.6	First Amendment dated May 10, 2005 to Credit Agreement dated July 7, 2004 by and among Pride Offshore, Inc., the guarantors named therein, the lenders party thereto, Calyon New York Branch and Natexis Banques Populaires, as issuing banks, Citicorp North America, Inc., as administrative agent, and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.1 to Pride’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-13289).

4.7	Second Amendment dated November 17, 2005 to Credit Agreement dated July 7, 2004 by and among Pride Offshore, Inc., the guarantors named therein, the lenders party thereto, Calyon New York Branch and Natexis Banques Populaires, as issuing banks, Citicorp North America, Inc., as administrative agent, and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on November 23, 2005, File No. 1-13289).

4.8	Third Amendment Agreement, dated as of October 25, 2006, to Credit Agreement dated July 7, 2004 by and among Pride Offshore, Inc., the guarantors named therein, the lenders party thereto, Calyon New York Branch and Natexis Banques Populaires, as issuing banks, Citicorp North America, Inc., as administrative agent, and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 4.7 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-13289).

Exhibit
No.	Description

4.9	Fourth Amendment Agreement, dated as of October 18, 2007, to Credit Agreement, dated as of July 7, 2004, by and among Pride Offshore, Inc., the guarantors named therein, the lenders party thereto, Calyon New York Branch and Natexis Banques Populaires, as issuing banks, Citicorp North America, Inc., as administrative agent, and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 4.1 to Pride’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-13289).

4.10	Indenture dated as of July, 1, 2004 by and between Pride and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Pride’s Registration Statement on Form S-4, File No. 333-118104).

4.11	First Supplemental Indenture dated as of July 7, 2004 by and between Pride and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Pride’s Registration Statement on Form S-4, File No. 333-118104).

Pride and its subsidiaries are parties to several debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.

10.1†	Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4A to Pride’s Registration Statement on Form S-8, Registration No. 33-26854).

10.2†	First Amendment to Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.7 to Pride’s Registration Statement on Form S-8, Registration No. 333-35089).

10.3†	Second Amendment to Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.8 to Pride’s Registration Statement on Form S-8, Registration No. 333-35089).

10.4†	Third Amendment to Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Pride’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13289).

10.5†	Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10(j) to Pride’s Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-16963).

10.6†	First Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 4.7 to Pride’s Registration Statement on Form S-8, Registration No. 333-35093).

10.7†	Second Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.10 to Pride’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13289).

10.8†	Third Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.11 of Pride’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-13289).

10.9†	Fourth Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.12 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-13289).

10.10†	Fifth Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.13 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-13289).

10.11†	Sixth Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.5 to Pride’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-13289).

10.12†	Pride International, Inc. 401(k) Restoration Plan (incorporated by reference to Exhibit 10(k) to Pride’s Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-16963).

10.13†	Pride International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2007 (the “SERP”) (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on March 21, 2007, File No. 1-13289).

Exhibit
No.	Description

10.14†	Amended SERP Participation Agreement dated January 28, 2005 between Pride and Louis A. Raspino (incorporated by reference to Exhibit 10.3 to Pride’s Current Report on Form 8-K filed with the SEC on February 2, 2005, File No. 1-13289).

10.15†	SERP Participation Agreement effective January 28, 2005 between Pride and Lonnie D. Bane (incorporated by reference to Exhibit 10.5 to Pride’s Current Report on Form 8-K filed with the SEC on February 2, 2005, File No. 1-13289).

10.16†	SERP Participation Agreement effective January 28, 2005 between Pride and W. Gregory Looser (incorporated by reference to Exhibit 10.6 to Pride’s Current Report on Form 8-K filed with the SEC on February 2, 2005, File No. 1-13289).

10.17†	SERP Participation Agreement effective as of March 15, 2007 between Pride and Brian C. Voegele (incorporated by reference to Exhibit 10.2 to Pride’s Current Report on Form 8-K filed with the SEC on March 21, 2007, File No. 1-13289).

10.18†	SERP Participation Agreement effective as of March 15, 2007 between Pride and Rodney W. Eads (incorporated by reference to Exhibit 10.3 to Pride’s Current Report on Form 8-K filed with the SEC on March 21, 2007, File No. 1-13289).

10.19†	SERP Participation Agreement effective as of March 15, 2007 between Pride and Kevin C. Robert (incorporated by reference to Exhibit 10.4 to Pride’s Current Report on Form 8-K filed with the SEC on March 21, 2007, File No. 1-13289).

10.20†	Pride International, Inc. 1998 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.21 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-13289).

10.21†	Form of 1998 Long-Term Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on December 29, 2006, File No. 1-13289).

10.22†	Form of 1998 Long-Term Incentive Plan Non-Qualified Stock Option Agreement (with additional provisions) (incorporated by reference to Exhibit 10.4 to the amendment to Pride’s Current Report on Form 8-K/A filed with the SEC on February 16, 2007, File No. 1-13289).

10.23†	Form of 1998 Long-Term Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to Pride’s Current Report on Form 8-K filed with the SEC on December 29, 2006, File No. 1-13289).

10.24†	Form of 1998 Long-Term Incentive Plan Restricted Stock Agreement (with additional provisions) (incorporated by reference to Exhibit 10.5 to the amendment to Pride’s Current Report on Form 8-K/A filed with the SEC on February 16, 2007, File No. 1-13289).

10.25†	Form of 1998 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to Pride’s Current Report on Form 8-K filed with the SEC on December 29, 2006, File No. 1-13289).

10.26†	Form of 1998 Long-Term Incentive Plan Restricted Stock Unit Agreement (with additional provisions) (incorporated by reference to Exhibit 10.6 to the amendment to Pride’s Current Report on Form 8-K/A filed with the SEC on February 16, 2007, File No. 1-13289).

10.27†	Pride International, Inc. Employee Stock Purchase Plan (as Amended and Restated effective January 1, 2006) (incorporated by reference to Exhibit 10.25 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-13289).

10.28†	Pride International, Inc. 2004 Directors’ Stock Incentive Plan (incorporated by reference to Appendix C to Pride’s Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Stockholders, File No. 1-13289).

10.29†	Form of 2004 Director’s Stock Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Pride’s Current Report on Form 8-K filed with the SEC on January 6, 2005, File No. 1-13289).

Exhibit
No.	Description

10.30†	Form of 2004 Director’s Stock Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to Pride’s Current Report on Form 8-K filed with the SEC on January 6, 2005, File No. 1-13289).

10.31†*	Form of 2004 Directors’ Stock Incentive Plan Restricted Stock Unit Agreement.

10.32†	Employment/Non-Competition/Confidentiality Agreement dated November 22, 2003 between Pride and Louis A. Raspino (incorporated by reference to Exhibit 10.29 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-13289).

10.33†	Employment/Non-Competition/Confidentiality Agreement dated June 10, 2004 between Pride and Lonnie D. Bane (incorporated by reference to Exhibit 10.1 to Pride’s Quarterly Report for the quarter ended June 30, 2004, File No. 1-13289).

10.34†	Employment/Non-Competition/Confidentiality Agreement dated March 23, 2004 between Pride and W. Gregory Looser (incorporated by reference to Exhibit 10.1 to Pride’s Quarterly Report for the quarter ended March 31, 2004, File No. 1-13289).

10.35†	Employment/Non-Competition/Confidentiality Agreement dated February 28, 2005 between Pride and Kevin C. Robert (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on March 11, 2005, File No. 1-13289).

10.36†	Employment/Non-Competition/Confidentiality Agreement between Pride and Brian C. Voegele dated November 21, 2005 (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on November 28, 2005, File No. 1-13289).

10.37†	Employment/Non-Competition/Confidentiality Agreement between Pride and Rodney W. Eads effective as of September 18, 2006 (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on September 21, 2006, File No. 1-13289).

10.38†	Employment/Non-Competition/Confidentiality Agreement between Pride and K. George Wasaff effective as of January 17, 2007 (incorporated by reference to Exhibit 10.1 to Pride’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-13289).

10.39†*	Summary of certain executive officer and director compensation arrangements.

10.40	Purchase Agreement dated as of November 8, 2006 by and among Pride, Westville Management Corporation, Drillpetro Inc., Techdrill Inc., Synergy and Pride Amethyst II Ltd. (incorporated by reference to Exhibit 2.1 to Pride’s Current Report on Form 8-K filed with the SEC on November 15, 2006, File No. 1-13289).

10.41	Stock Purchase Agreement, dated as of August 9, 2007, among Pride, Redfish Holdings S. de R.L. de C.V., Pride International Ltd., Pride Services Ltd. and Gulf of Mexico Personnel Services S. de R.L. de C.V., as sellers, and GP Investments Ltd., as buyer (incorporated by reference to Exhibit 10.3 to Pride’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-13289).

12*	Computation of ratio of earnings to fixed charges.

21*	Subsidiaries of Pride.

23.1*	Consent of KPMG LLP.

31.1*	Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Chief Executive Officer and the Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on February 28, 2008.

PRIDE INTERNATIONAL, INC.
/s/ LOUIS A. RASPINO
Louis A. Raspino
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2008.

Signatures	Title

/s/ LOUIS A. RASPINO	President, Chief Executive Officer and Director
(Louis A. Raspino)	(principal executive officer)

/s/ BRIAN C. VOEGELE	Senior Vice President and Chief Financial Officer
(Brian C. Voegele)	(principal financial officer)

/s/ LEONARD E. TRAVIS	Vice President and Chief Accounting Officer
(Leonard E. Travis)	(principal accounting officer)

/s/ DAVID A. B. BROWN	Chairman of the Board
(David A. B. Brown)

/s/ KENNETH M. BURKE	Director
(Kenneth M. Burke)

/s/ ARCHIE W. DUNHAM	Director
(Archie W. Dunham)

/s/ DAVID A. HAGER	Director
(David A. Hager)

/s/ FRANCIS S. KALMAN	Director
(Francis S. Kalman)

/s/ RALPH D. MCBRIDE	Director
(Ralph D. McBride)

/s/ ROBERT G. PHILLIPS	Director
(Robert G. Phillips)

/s/ DAVID B. ROBSON	Director
(David B. Robson)

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Certificate of Incorporation of Pride (incorporated by reference to Annex D to the Joint Proxy Statement/Prospectus included in the Registration Statement on Form S-4, Registration Nos. 333-66644 and 333-66644-01 (the “Registration Statement’)).

3.2	Bylaws of Pride (incorporated by reference to Exhibit 3.2 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-13289).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.13 to the Registration Statement).

4.2	Rights Agreement, dated as of September 13, 2001, between Pride and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.2 Pride’s Current Report on Form 8-K filed with the SEC on September 28, 2001, File No. 1-13289 (the “Form 8-K”)).

4.3*	First Amendment to Rights Agreement, dated as of January 29, 2008, between Pride and American Stock Transfer & Trust Company, as Rights Agent.

4.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Pride (incorporated by reference to Exhibit 4.3 to the Form 8-K).

4.5	Credit Agreement dated July 7, 2004 by and among Pride Offshore, Inc., the guarantors named therein, the lenders party thereto, Calyon New York Branch and Natexis Banques Populaires, as issuing banks, Calyon and Natexis, as swingline lenders, Citicorp North America, Inc., as administrative agent, and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 4.1 to Pride’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-13289).

4.6	First Amendment dated May 10, 2005 to Credit Agreement dated July 7, 2004 by and among Pride Offshore, Inc., the guarantors named therein, the lenders party thereto, Calyon New York Branch and Natexis Banques Populaires, as issuing banks, Citicorp North America, Inc., as administrative agent, and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.1 to Pride’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 1-13289).

4.7	Second Amendment dated November 17, 2005 to Credit Agreement dated July 7, 2004 by and among Pride Offshore, Inc., the guarantors named therein, the lenders party thereto, Calyon New York Branch and Natexis Banques Populaires, as issuing banks, Citicorp North America, Inc., as administrative agent, and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on November 23, 2005, File No. 1-13289).

4.8	Third Amendment Agreement, dated as of October 25, 2006, to Credit Agreement dated July 7, 2004 by and among Pride Offshore, Inc., the guarantors named therein, the lenders party thereto, Calyon New York Branch and Natexis Banques Populaires, as issuing banks, Citicorp North America, Inc., as administrative agent, and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 4.7 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-13289).

4.9	Fourth Amendment Agreement, dated as of October 18, 2007, to Credit Agreement, dated as of July 7, 2004, by and among Pride Offshore, Inc., the guarantors named therein, the lenders party thereto, Calyon New York Branch and Natexis Banques Populaires, as issuing banks, Citicorp North America, Inc., as administrative agent, and Citibank, N.A., as collateral agent (incorporated by reference to Exhibit 4.1 to Pride’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-13289).

4.10	Indenture dated as of July, 1, 2004 by and between Pride and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Pride’s Registration Statement on Form S-4, File No. 333-118104).

Exhibit
No.	Description

4.11	First Supplemental Indenture dated as of July 7, 2004 by and between Pride and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Pride’s Registration Statement on Form S-4, File No. 333-118104).

Pride and its subsidiaries are parties to several debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.

10.1†	Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4A to Pride’s Registration Statement on Form S-8, Registration No. 33-26854).

10.2†	First Amendment to Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.7 to Pride’s Registration Statement on Form S-8, Registration No. 333-35089).

10.3†	Second Amendment to Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.8 to Pride’s Registration Statement on Form S-8, Registration No. 333-35089).

10.4†	Third Amendment to Pride International, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Pride’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13289).

10.5†	Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10(j) to Pride’s Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-16963).

10.6†	First Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 4.7 to Pride’s Registration Statement on Form S-8, Registration No. 333-35093).

10.7†	Second Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.10 to Pride’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13289).

10.8†	Third Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.11 of Pride’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-13289).

10.9†	Fourth Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.12 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-13289).

10.10†	Fifth Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.13 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-13289).

10.11†	Sixth Amendment to Pride International, Inc. 1993 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.5 to Pride’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 1-13289).

10.12†	Pride International, Inc. 401(k) Restoration Plan (incorporated by reference to Exhibit 10(k) to Pride’s Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-16963).

10.13†	Pride International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2007 (the “SERP”) (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on March 21, 2007, File No. 1-13289).

10.14†	Amended SERP Participation Agreement dated January 28, 2005 between Pride and Louis A. Raspino (incorporated by reference to Exhibit 10.3 to Pride’s Current Report on Form 8-K filed with the SEC on February 2, 2005, File No. 1-13289).

10.15†	SERP Participation Agreement effective January 28, 2005 between Pride and Lonnie D. Bane (incorporated by reference to Exhibit 10.5 to Pride’s Current Report on Form 8-K filed with the SEC on February 2, 2005, File No. 1-13289).

Exhibit
No.	Description

10.16†	SERP Participation Agreement effective January 28, 2005 between Pride and W. Gregory Looser (incorporated by reference to Exhibit 10.6 to Pride’s Current Report on Form 8-K filed with the SEC on February 2, 2005, File No. 1-13289).

10.17†	SERP Participation Agreement effective as of March 15, 2007 between Pride and Brian C. Voegele (incorporated by reference to Exhibit 10.2 to Pride’s Current Report on Form 8-K filed with the SEC on March 21, 2007, File No. 1-13289).

10.18†	SERP Participation Agreement effective as of March 15, 2007 between Pride and Rodney W. Eads (incorporated by reference to Exhibit 10.3 to Pride’s Current Report on Form 8-K filed with the SEC on March 21, 2007, File No. 1-13289).

10.19†	SERP Participation Agreement effective as of March 15, 2007 between Pride and Kevin C. Robert (incorporated by reference to Exhibit 10.4 to Pride’s Current Report on Form 8-K filed with the SEC on March 21, 2007, File No. 1-13289).

10.20†	Pride International, Inc. 1998 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.21 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-13289).

10.21†	Form of 1998 Long-Term Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on December 29, 2006, File No. 1-13289).

10.22†	Form of 1998 Long-Term Incentive Plan Non-Qualified Stock Option Agreement (with additional provisions) (incorporated by reference to Exhibit 10.4 to the amendment to Pride’s Current Report on Form 8-K/A filed with the SEC on February 16, 2007, File No. 1-13289).

10.23†	Form of 1998 Long-Term Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to Pride’s Current Report on Form 8-K filed with the SEC on December 29, 2006, File No. 1-13289).

10.24†	Form of 1998 Long-Term Incentive Plan Restricted Stock Agreement (with additional provisions) (incorporated by reference to Exhibit 10.5 to the amendment to Pride’s Current Report on Form 8-K/A filed with the SEC on February 16, 2007, File No. 1-13289).

10.25†	Form of 1998 Long-Term Incentive Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to Pride’s Current Report on Form 8-K filed with the SEC on December 29, 2006, File No. 1-13289).

10.26†	Form of 1998 Long-Term Incentive Plan Restricted Stock Unit Agreement (with additional provisions) (incorporated by reference to Exhibit 10.6 to the amendment to Pride’s Current Report on Form 8-K/A filed with the SEC on February 16, 2007, File No. 1-13289).

10.27†	Pride International, Inc. Employee Stock Purchase Plan (as Amended and Restated effective January 1, 2006) (incorporated by reference to Exhibit 10.25 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-13289).

10.28†	Pride International, Inc. 2004 Directors’ Stock Incentive Plan (incorporated by reference to Appendix C to Pride’s Proxy Statement on Schedule 14A for the 2004 Annual Meeting of Stockholders, File No. 1-13289).

10.29†	Form of 2004 Director’s Stock Incentive Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Pride’s Current Report on Form 8-K filed with the SEC on January 6, 2005, File No. 1-13289).

10.30†	Form of 2004 Director’s Stock Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to Pride’s Current Report on Form 8-K filed with the SEC on January 6, 2005, File No. 1-13289).

10.31†*	Form of 2004 Directors’ Stock Incentive Plan Restricted Stock Unit Agreement.

10.32†	Employment/Non-Competition/Confidentiality Agreement dated November 22, 2003 between Pride and Louis A. Raspino (incorporated by reference to Exhibit 10.29 to Pride’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-13289).

Exhibit
No.	Description

10.33†	Employment/Non-Competition/Confidentiality Agreement dated June 10, 2004 between Pride and Lonnie D. Bane (incorporated by reference to Exhibit 10.1 to Pride’s Quarterly Report for the quarter ended June 30, 2004, File No. 1-13289).

10.34†	Employment/Non-Competition/Confidentiality Agreement dated March 23, 2004 between Pride and W. Gregory Looser (incorporated by reference to Exhibit 10.1 to Pride’s Quarterly Report for the quarter ended March 31, 2004, File No. 1-13289).

10.35†	Employment/Non-Competition/Confidentiality Agreement dated February 28, 2005 between Pride and Kevin C. Robert (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on March 11, 2005, File No. 1-13289).

10.36†	Employment/Non-Competition/Confidentiality Agreement between Pride and Brian C. Voegele dated November 21, 2005 (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on November 28, 2005, File No. 1-13289).

10.37†	Employment/Non-Competition/Confidentiality Agreement between Pride and Rodney W. Eads effective as of September 18, 2006 (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on September 21, 2006, File No. 1-13289).
10.38†	Employment/Non-Competition/Confidentiality Agreement between Pride and K. George Wasaff effective as of January 17, 2007 (incorporated by reference to Exhibit 10.1 to Pride’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-13289).

10.39†*	Summary of certain executive officer and director compensation arrangements.

10.40	Purchase Agreement dated as of November 8, 2006 by and among Pride, Westville Management Corporation, Drillpetro Inc., Techdrill Inc., Synergy and Pride Amethyst II Ltd. (incorporated by reference to Exhibit 2.1 to Pride’s Current Report on Form 8-K filed with the SEC on November 15, 2006, File No. 1-13289).

10.41	Stock Purchase Agreement, dated as of August 9, 2007, among Pride, Redfish Holdings S. de R.L. de C.V., Pride International Ltd., Pride Services Ltd. and Gulf of Mexico Personnel Services S. de R.L. de C.V., as sellers, and GP Investments Ltd., as buyer (incorporated by reference to Exhibit 10.3 to Pride’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 1-13289).

12*	Computation of ratio of earnings to fixed charges.

21*	Subsidiaries of Pride.

23.1*	Consent of KPMG LLP.

31.1*	Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Chief Executive Officer and the Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.