Form 10-Q
period 2008-03-31
PRIDE INTERNATIONAL INC
filed 2008-05-02
CIK 833081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑    NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date.

Outstanding as of
April 30, 2008
Common Stock, par value $.01 per share	167,764,752

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Pride International, Inc.
Consolidated Balance Sheets
(In millions)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$752.7	$890.4
Trade receivables, net	390.2	339.8
Parts and supplies, net	7.6	6.8
Deferred income taxes	56.9	70.1
Prepaid expenses and other current assets	131.2	142.7
Assets held for sale	—	82.8

Total current assets	1,338.6	1,532.6

PROPERTY AND EQUIPMENT	5,755.2	5,438.4
Less: accumulated depreciation	1,470.7	1,418.7

Property and equipment, net	4,284.5	4,019.7
INTANGIBLE AND OTHER ASSETS	55.2	61.6

Total assets	$5,678.3	$5,613.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$330.3	$75.8
Accounts payable	115.1	133.1
Accrued expenses and other current liabilities	402.0	428.3
Liabilities held for sale	—	7.4

Total current liabilities	847.4	644.6

OTHER LONG-TERM LIABILITIES	176.3	171.8

LONG-TERM DEBT, NET OF CURRENT PORTION	715.4	1,115.7

DEFERRED INCOME TAXES	217.4	211.4

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 50.0 shares authorized; none issued	—	—
Common stock, $0.01 par value; 400.0 shares authorized; 168.0 and 167.5 shares issued; 167.3 and 166.9 shares outstanding	1.7	1.7
Paid-in capital	1,898.9	1,886.1
Treasury stock, at cost	(12.4)	(9.9)
Retained earnings	1,825.5	1,584.9
Accumulated other comprehensive income	8.1	7.6

Total stockholders’ equity	3,721.8	3,470.4

Total liabilities and stockholders’ equity	$5,678.3	$5,613.9

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.
Consolidated Statements of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007
REVENUES	$557.4	$471.0

COSTS AND EXPENSES
Operating costs, excluding depreciation and amortization	294.2	245.0
Depreciation and amortization	53.0	60.1
General and administrative, excluding depreciation and amortization	33.2	32.4
Gain on sales of assets, net	(0.2)	(0.3)

	380.2	337.2

EARNINGS FROM OPERATIONS	177.2	133.8

OTHER INCOME (EXPENSE), NET
Interest expense	(10.4)	(21.1)
Refinancing charges	(1.2)	—
Interest income	7.5	0.6
Other income (expense), net	9.6	(1.8)

INCOME FROM CONTINUING OPERATIONS BEFORE	182.7	111.5
INCOME TAXES AND MINORITY INTEREST
INCOME TAXES	(46.6)	(36.8)
MINORITY INTEREST	—	(1.0)

INCOME FROM CONTINUING OPERATIONS, NET OF TAX	136.1	73.7
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	104.6	28.0

NET INCOME	$240.7	$101.7

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.82	$0.45
Income from discontinued operations	0.62	0.17

Net income	$1.44	$0.62

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.77	$0.42
Income from discontinued operations	0.58	0.16

Net income	$1.35	$0.58

SHARES USED IN PER SHARE CALCULATIONS
Basic	166.6	164.6
Diluted	179.1	177.8
The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.
Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$240.7	$101.7
Adjustments to reconcile net income to net cash from operating activities:
Gain on sale of tender-assist rigs, net of tax	(102.0)	—
Gain on sale of equity method investment	(11.4)	—
Depreciation and amortization	53.0	77.6
Amortization and write-offs of deferred financing costs	2.2	1.0
Amortization of deferred contract liabilities	(16.6)	(12.8)
Gain on sales of assets, net	(0.2)	(0.5)
Deferred income taxes	5.7	20.0
Excess tax benefits from stock-based compensation	(1.2)	(1.9)
Stock-based compensation	6.1	6.0
Loss (gain) on mark-to-market of derivatives	—	1.0
Other, net	0.1	1.5
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	(57.0)	(64.6)
Parts and supplies	(0.8)	0.1
Prepaid expenses and other current assets	6.7	8.3
Other assets	(3.7)	(5.0)
Accounts payable	(14.8)	(17.1)
Accrued expenses	(13.4)	(11.8)
Other liabilities	18.4	(3.1)
Deferred gain on sale of tender-assist rigs	(14.2)	—
Increase (decrease) in deferred revenue	(11.8)	(15.3)
Decrease (increase) in deferred expense	8.4	7.2

NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	94.2	92.3
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(318.8)	(67.6)
Proceeds from dispositions of property and equipment	0.2	0.5
Proceeds from sale of tender-assist rigs, net	210.8	—
Proceeds from sale of equity method investment	15.0	—

NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	(92.8)	(67.1)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Repayments of borrowings	(146.0)	(96.1)
Proceeds from debt borrowings	—	63.0
Decrease in restricted cash	—	0.8
Proceeds from exercise of stock options	3.4	8.7
Excess tax benefits from stock-based compensation	1.2	1.9
Proceeds from issuance of common stock	2.3	2.1

NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	(139.1)	(19.6)
Increase (decrease) in cash and cash equivalents	(137.7)	5.6
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	890.4	64.1

CASH AND CASH EQUIVALENTS, END OF PERIOD	$752.7	$69.7

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.
Notes to Unaudited Consolidated Financial Statements
NOTE 1. GENERAL
Nature of Operations
     Pride International, Inc. (“Pride,” “we,” “our,” or “us”) is a leading international provider of offshore contract drilling services. We provide these services to oil and natural gas exploration and production companies through the operation and management of 57 offshore rigs. We also have three ultra-deepwater drillships under construction.
Basis of Presentation
     In August 2007, we completed the sale of our Latin America Land and E&P Services segments. In February 2008, we completed the sale of our three tender-assist rigs. The results of operations for all periods presented of the assets disposed of in both of these transactions have been reclassified to income from discontinued operations. Except where noted, the discussions in the following notes relate to our continuing operations only. (See Note 2)
     Our unaudited consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the presentation and disclosures herein are adequate to make the information not misleading. In the opinion of management, the unaudited consolidated financial information included herein reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2007. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for a full year or any other interim period.
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
Pending Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued the revised Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations. Under SFAS No. 141(R), all business combinations will be accounted for by applying the acquisition method and an acquirer is required to be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS No. 141(R) also requires transaction costs and restructuring charges to be expensed. We will begin applying this statement prospectively to business combinations occurring in fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is an amendment of SFAS No. 133. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of our derivative and hedging activities. Specifically, it requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. We are currently evaluating the potential impact of adopting SFAS No. 161 but do not expect its adoption to have any material impact on our results of operations and financial condition.
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
Sale of Latin America Land and E&P Services Segments
     During the third quarter of 2007, we completed the disposition of our Latin America Land and E&P Services segments for $1.0 billion in cash. The purchase price is subject to certain post-closing adjustments for working capital and other indemnities. The following table presents selected information regarding the results of operations of our former Latin America Land and E&P Services segments:

	Three Months Ended
	March 31,
	2008	2007
Revenues	$—	$226.4

Income before taxes	(0.2)	40.2
Income taxes	—	(13.5)

Income from discontinued operations	$(0.2)	$26.7

     As of December 31, 2007 we had a recorded a gain on disposal of $268.6 million, which included certain estimates for the settlement of closing date working capital, valuation adjustments for tax and other indemnities provided to the buyer, and selling costs incurred by us. We have indemnified the purchaser for certain obligations that may arise or be incurred in the future by the purchaser with respect to the business. We believe it is probable that some of these liabilities will be settled with the purchaser in cash. Included within the estimated gain on disposal of assets is an $88.3 million liability based on our fair value estimates for the indemnities. The expected settlement dates for these indemnities varies from within one year to several years for pre-closing tax matters. The final gain may differ from the amount recorded as of December 31, 2007.

Sale of Tender-Assist Rigs
     In August 2007, we entered into an agreement to sell our three tender-assist rigs, the Barracuda, Alligator and Al Baraka I, for $213 million in cash. We completed the sale of the three rigs in the first quarter of 2008. In connection with the sale, we entered into an agreement to operate the Alligator until its current contract is completed, which is anticipated to be in December 2008. The following table presents selected information regarding the results of operations of this asset group:

	Three Months Ended
	March 31,
	2008	2007
Revenues	$31.0	$14.6

Income before taxes	3.2	2.0
Income taxes	(0.4)	(0.7)
Gain on disposal of assets, net of tax	102.0	—

Income from discontinued operations	$104.8	$1.3

     In the first quarter of 2008, we recorded a gain on disposal of our three tender-assist rigs of $102.0 million excluding a deferred gain of approximately $17.4 million for one of the rigs that we will operate under a lease agreement through December 2008. The unamortized deferred gain of $14.2 million as of March 31, 2008 is being amortized over the remaining term of the lease agreement.
NOTE 3. PROPERTY AND EQUIPMENT
     Property and equipment consisted of the following:

	March 31,	December 31,
	2008	2007
Rigs and rig equipment	$5,021.2	$4,856.8
Transportation equipment	11.5	8.6
Buildings	14.5	14.4
Construction-in-progress — newbuild ultra-deepwater drillships	530.3	322.7
Construction-in-progress — other	127.1	186.0
Land	2.5	2.5
Other	48.1	47.4

Property and equipment, cost	5,755.2	5,438.4
Accumulated depreciation and amortization	(1,470.7)	(1,418.7)

Property and equipment, net	$4,284.5	$4,019.7

NOTE 4. INDEBTEDNESS
Short-Term Borrowings
     During the first three months of 2008, we cancelled most of our uncollateralized short-term lines of credit. As of March 31, 2008, we had only one remaining line of credit for less than $1 million, and there was no outstanding balance under this facility.

Long-Term Debt
     Long-term debt consisted of the following:

	March 31,	December 31,
	2008	2007
Senior secured revolving credit facility	$—	$—
7 3/8% Senior Notes due 2014, net of unamortized discount of $1.9 million and $1.9 million, respectively	498.1	498.1
3 1/4% Convertible Senior Notes due 2033	300.0	300.0
MARAD notes, net of unamortized fair value discount of $2.9 million and $3.1 million, respectively	247.6	254.5
Drillship loan facility due 2010, interest at LIBOR plus 1.5%	—	138.9

Total debt	1,045.7	1,191.5
Less: current portion of long-term debt	330.3	75.8

Long-term debt	$715.4	$1,115.7

     Amounts drawn under the senior secured revolving credit facility bear interest at variable rates based on LIBOR plus a margin or the base rate plus a margin. The base rate for purposes of the facility was 5 1/4% as of March 31, 2008. The interest rate margin varies based on our leverage ratio. As of March 31, 2008, there were $3.5 million of letters of credit outstanding under the facility, and availability was $496.5 million.
     In March 2008, we repaid the outstanding aggregate principal amount of $138.9 million under the drillship loan facility collaterized by the Pride Africa and Pride Angola. In connection with the retirement of the drillship loan facility, we recognized a charge of $1.2 million related to the write-off of unamortized debt issuance costs, which is included in “Refinancing charges.” We also settled all of the related interest rate swap and cap agreements. (See Note 5)
NOTE 5. FINANCIAL INSTRUMENTS
     The drillship loan facility required us to maintain interest rate swap and cap agreements, which were all settled as part of the retirement of the loan facility. We did not designate any of the interest rate swap and cap agreements as hedging instruments as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the changes in fair value of the interest rate swap and cap agreements were recorded in earnings. The total aggregate fair value of the interest rate swap and cap agreements as of December 31, 2007 was an asset of $0.2 million. We recognized a charge of $1.7 million for the realized loss on the settlement of the interest rate swap and cap agreements, which is included in “Other income, net.” As of March 31, 2008, we have no derivative financial instruments outstanding.
NOTE 6. INCOME TAXES
     Our consolidated effective income tax rate for continuing operations for the three months ended March 31, 2008 was 25.5% compared with 33.0% for the three months ended March 31, 2007. The lower rate for 2008 was principally the result of higher profitability in lower-taxed foreign jurisdictions coupled with the ability to claim credits for foreign taxes paid or accrued.

NOTE 7. EARNINGS PER SHARE
     A reconciliation of the numerator and the dominator of our basic and diluted earnings per share from continuing operations follows:

	Three Months Ended
	March 31,
	2008	2007
Income from continuing operations — basic	$136.1	$73.7
Interest expense on convertible notes	2.7	2.7
Income tax effect	(0.9)	(0.9)

Income from continuing operations — diluted	$137.9	$75.5

Weighted average shares of common stock outstanding — basic	166.6	164.6
Convertible notes	11.7	11.7
Stock options	0.6	0.9
Restricted stock awards	0.2	0.6

Weighted average shares of common stock outstanding — diluted	179.1	177.8

Income from continuing operations per share:
Basic	$0.82	$0.45
Diluted	$0.77	$0.42
     The calculation of weighted average shares of common stock outstanding — diluted for the three months ended March 31, 2008 and 2007 excludes 1.5 million and 1.4 million shares of common stock, respectively, issuable pursuant to outstanding stock options and restricted stock awards because they were antidilutive.
NOTE 8. EMPLOYEE STOCK PLANS
     Our employee stock-based compensation plans provide for the granting or awarding of stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards and cash awards to directors, officers and other key employees.
     For the three months ended March 31, 2008, we granted approximately 522,000 stock options at a weighted average exercise price of $34.48. The weighted average fair value per share of these stock-based awards estimated on the date of grant using the Black-Scholes option pricing model was $12.92. For our 2008 stock option grants, our estimate for the expected life of the awards was adjusted from 6.3 years to 5.3 years. There were no other significant changes in the weighted average assumptions used to calculate the Black-Scholes fair value of stock-based awards granted during the three months ended March 31, 2008 from those used in 2007 as reported in Note 11 of our Annual Report on Form 10-K for the year ended December 31, 2007.
     During the three months ended March 31, 2008, we also granted approximately 925,000 restricted stock awards with a weighted average grant-date fair value per share of $33.92.
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
     This review has found evidence suggesting that during the period from 2001 through 2006 payments were made directly or indirectly to government officials in Saudi Arabia, Kazakhstan, Brazil, Nigeria, Libya, Angola, and the Republic of the Congo in connection with clearing rigs or equipment through customs or resolving outstanding issues with customs, immigration, tax, licensing or merchant marine authorities in those countries. In addition, this review has found evidence suggesting that in 2003 payments were made to one or more third parties with the intent that they would be transferred to a government official in India for the purpose of resolving a customs dispute related to the importation of one of our jackup rigs. The evidence suggests that the aggregate amount of payments referred to in this paragraph is less than $2.5 million. We are also reviewing certain agent payments related to Malaysia.
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
     We cannot currently predict what, if any, actions may be taken by the DOJ, the SEC, any other applicable government or other authorities or our customers or the effect the actions may have on our results of operations, financial condition or cash flows, on our consolidated financial statements or on our business in the countries at issue and other jurisdictions.
Litigation
     Since 2004, certain of our subsidiaries have been named, along with numerous other defendants, in several complaints that have been filed in the Circuit Courts of the State of Mississippi by several hundred individuals that allege that they were employed by some of the named defendants between approximately 1965 and 1986. The complaints allege that certain drilling contractors used products containing asbestos in their operations and seek, among other things, an award of unspecified compensatory and punitive damages. Nine individuals of the many plaintiffs in these suits have been identified as allegedly having worked for us. We intend to defend ourselves vigorously and, based on the information available to us at this time, we do not expect the outcome of these lawsuits to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these lawsuits.
     Paul Bragg, our former President and Chief Executive Officer, filed suit against us in the State District Court of Harris County, Texas in October 2005 seeking declaratory relief to set aside his non-competition agreement and damages for breach of contract in excess of $17 million. We and Mr. Bragg litigated his claims as well as a number of counterclaims we filed against Mr. Bragg, including a claim for breach of fiduciary duty. In late 2006 and early 2007, the trial court granted summary judgment, which was affirmed on appeal in April 2008 by the Texas Court of Appeals, in our favor against Mr. Bragg with respect to his breach of contract claims and in Mr. Bragg’s favor against our breach of fiduciary duty counterclaim. Mr. Bragg’s two-year contractual commitment to not compete with us ended in June 2007, according to the terms of his employment agreement, and we dismissed without prejudice our other counterclaims. Accordingly, no claims remain pending before the trial court. We or Mr. Bragg may further appeal the summary dismissal of our respective claims to the Texas Supreme Court. We do not expect the outcome of this lawsuit to have a material adverse effect on our financial position, results of operations or cash flows.
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
NOTE 10. SEGMENT AND RELATED INFORMATION
     Our operations consist of one reportable segment, Offshore Drilling Services. Revenues for Offshore Drilling Services by asset class are listed below. We consider our drillships and our semisubmersible rigs capable of operating in water depths greater than 4,500 feet as deepwater and our semisubmersible rigs capable of operating in water depths from 1,000 feet to 4,500 feet as midwater. Our jackups operate in water depths up to 300 feet. Other Offshore includes our 10 platform rigs and five deepwater management contracts. We have included our seven land rigs and other operations in Other.

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Offshore Drilling Services
Deepwater	$194.3	$137.8
Midwater	78.8	80.2
Jackups — U.S.	51.6	79.3
Jackups — International	156.3	103.3
Other Offshore	50.2	40.2

Total Offshore Drilling Services	531.2	440.8
Other	25.7	30.2
Corporate	0.5	—

Total	$557.4	$471.0

     For the three-month periods ended March 31, 2008 and 2007, we derived 85% and 78%, respectively, of our revenues from countries other than the United States. As a result, we are exposed to the risk of changes in social, political and economic conditions and other factors inherent in foreign operations.
Significant Customers
     Our significant customers for each reporting period were as follows:

	Three Months Ended
	March 31,
	2008	2007
Petroleos Mexicanos S.A.	24%	18%
Petroleo Brasileiro S.A.	13%	14%
Exxon Mobil Corporation	12%	9%
BP America and affiliates	10%	7%
NOTE 11. COMPREHENSIVE INCOME
     Comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to owners. The components of our comprehensive income are as follows:

	Three Months Ended
	March 31,
	2008	2007
Net income	$240.7	$101.7
Foreign currency translation adjustments	0.4	0.6

Total comprehensive income	$241.1	$102.3

NOTE 12. OTHER SUPPLEMENTAL INFORMATION
     Supplemental cash flows and non-cash transactions were as follows:

	Three Months Ended
	March 31,
	2008	2007
Cash paid for:
Interest	$23.8	$27.0
Income taxes	32.7	24.5

Change in capital expenditures in accounts payable	$3.2	$5.9
NOTE 13. SUBSEQUENT EVENTS
     In April 2008, we issued a notice of redemption with respect to all of the outstanding 3 1/4% Convertible Senior Notes due 2033 on May 16, 2008. The redemption price will be 100% of the principal amount thereof, plus accrued and unpaid interest (including contingent interest) to the redemption date.
     The notes may be converted at any time before the close of business on May 15, 2008, the business day prior to the redemption date. The notes are convertible into our common stock at a rate of 38.9045 shares of common stock per $1,000 principal amount of the notes. Under the indenture governing the notes, in lieu of delivery of shares of common stock upon conversion of any notes, we may elect to pay holders surrendering notes cash or a combination of cash and common stock. In the event we pay cash, the conversion value payable to the holder will be determined by reference to the average of the closing sales prices of a share of common stock on the New York Stock Exchange over the five trading day period starting on the third trading day following the conversion date. We will inform the holders no later than two business days following the date of conversion of our election to deliver shares of common stock or to pay cash in lieu of delivery of such shares or to do a combination thereof. Shares of common stock and cash deliverable upon conversion will be delivered no later than the third business day following the determination of the applicable stock price.
     If holders convert all outstanding notes, we currently intend to repay the $300 million outstanding principal amount of the notes in cash in connection with the conversion, with the remaining conversion value being satisfied in shares of common stock. Based upon our intention to repay the aggregate principal amount of the notes in cash, we have reclassified the entire outstanding balance of the notes to the current portion of long-term debt as of March 31, 2008.
     In April 2008, we entered into a five-year contract with respect to our drillship under construction with a scheduled delivery in mid-2010. The drilling contract is expected to commence during the fourth quarter of 2010 following the completion of shipyard construction, mobilization of the rig to an initial operating location and customer acceptance testing. In connection with the contract, the drillship is being modified from the original design to improve its off-line operational capabilities. Including these modifications, amounts already paid, commissioning and testing, we expect the total project cost to be approximately $725 million, excluding capitalized interest. Also, while we have previously purchased a license to equip the rig for dual-activity use, the rig will not initially be functional as a dual-activity rig, but can be modified to add this functionality in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2007. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.
Overview
     We are one of the world’s largest offshore drilling contractors operating, as of April 30, 2008, a fleet of 64 rigs, consisting of two deepwater drillships, 12 semisubmersible rigs, 28 jackups, 10 platform rigs, five managed deepwater drilling rigs and seven Eastern Hemisphere-based land drilling rigs. We have three ultra-deepwater drillships under construction. Our customers include major integrated oil and natural gas companies, state-owned national oil companies and independent oil and natural gas companies. Our competitors range from large international companies offering a wide range of drilling services to smaller companies focused on more specific geographic or technological areas.
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
     We are increasing our emphasis on deepwater and other high specification drilling solutions. We believe that customer demands to explore and develop deepwater fields will exceed the capacity of the existing deepwater drilling rig fleet for the next several years. In line with this belief, since 2005 we have invested or committed to invest over $2.8 billion in the expansion of our deepwater fleet. Our accomplishments include acquiring the remaining 49% interests in our two existing drillships, acquiring the remaining 70% interests in two of our deepwater semisubmersible rigs in Brazil, and expanding our drillship fleet through the construction of two ultra-deepwater drillships and the acquisition of another ultra-deepwater drillship under construction, all of which have drilling contracts of at least five years in duration. As part of our focus on deepwater and premium offshore services, we have sought opportunities to dispose of non-core assets to enable us to reinvest our financial and human capital to develop our growth strategy. Most notably, in 2007, we sold our Latin America Land and E&P Services business for approximately $1 billion in cash and completed the sale of our three tender-assist barges for $213 million in cash in the first quarter of 2008.
Recent Developments
Investments in Deepwater Fleet
     In early 2008, we entered into an agreement for the construction of a third ultra-deepwater drillship. The agreement provides for an aggregate fixed purchase price of approximately $635 million. The agreement provides that, following shipyard construction, commissioning and testing, the drillship is to be delivered to us on or before March 31, 2011. We have the right to rescind the contract for delays exceeding certain periods and the right to liquidated damages for delays during certain periods. We have entered into a multi-year drilling contract with respect to the drillship, which is expected to commence during the first quarter of 2011 following the completion of shipyard construction, mobilization of the rig and customer acceptance testing. Under the drilling contract, the customer may elect, by January 31, 2010, a firm contract term of at least five years and up to seven years in duration. We expect the total project cost, including commissioning and testing, to be approximately $720 million, excluding capitalized interest.

     In January 2008, we entered into a five-year contract with respect to the drillship under construction we acquired from Lexton Shipping Ltd. for drilling operations in the U.S. Gulf of Mexico. The contract is expected to commence during the third quarter of 2010 following the completion of shipyard construction, mobilization of the rig to the U.S. Gulf of Mexico and customer acceptance testing. In connection with the contract, the drillship is being modified from the original design to improve its off-line operational capabilities. Including these modifications, amounts already paid, commissioning and testing, we expect the total project cost to be approximately $730 million, excluding capitalized interest.
     In April 2008, we entered into a five-year contract with respect to our drillship under construction with a scheduled delivery in mid-2010. The drilling contract is expected to commence during the fourth quarter of 2010 following the completion of shipyard construction, mobilization of the rig to an initial operating location and customer acceptance testing. In connection with the contract, the drillship is being modified from the original design to improve its off-line operational capabilities. Including these modifications, amounts already paid, commissioning and testing, we expect the total project cost to be approximately $725 million, excluding capitalized interest. Also, while we have previously purchased a license to equip the rig for dual-activity use, the rig will not initially be functional as a dual-activity rig, but can be modified to add this functionality in the future.
Dispositions
     In August 2007, we completed the sale of our Latin America Land and E&P Services businesses for $1.0 billion in cash, subject to a working capital adjustment and other contractual indemnities. In February 2008, we completed the sale of our fleet of three self-erecting, tender-assist rigs for $213 million in cash. In connection with the sale, we entered into an agreement to operate one of the rigs until its current contract is completed, which is anticipated to be in December 2008.
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
New contract announcements
     Since December 31, 2007, we were awarded firm drilling contracts for all of our ultra-deepwater drillships under construction as noted above. In addition, we received contract extensions for the Pride Rio de Janeiro and the Pride Portland, representing six years per rig, which are expected to commence during late 2010 to early 2011 in direct continuation of each rig’s current contract commitment and a scheduled shipyard program to complete a regulatory survey. The contract extensions provide for a cost escalation provision from the signing date through the six-year term. In April 2008, following the receipt of a required regulatory approval, we finalized the contract for the Pride Angola, which was originally awarded in June 2007. The contract is expected to commence during July 2008 in direct continuation of the rig’s current contract commitment. In total, these new contracts added approximately $4.8 billion to our backlog. See “- Backlog” below.
Redemption of Convertible Notes
     In April 2008, we issued a notice of redemption with respect to all $300 million outstanding principal amount of our 3 1/4% Convertible Senior Notes due 2033 on May 16, 2008. The redemption price for the notes is 100% of the principal amount, plus accrued interest (including contingent interest) to the redemption date. The notes may be converted at any time before the close of business on May 15, 2008, the business day prior to the redemption date. The notes are currently convertible into common stock at a rate of 38.9045 shares of common stock per $1,000 principal amount of notes. In lieu of delivery of shares of common stock upon conversion of any notes, we may elect to pay holders surrendering notes cash or a combination of cash and common stock. If holders convert all outstanding notes, we currently intend to repay the $300 million outstanding principal amount of the notes in cash, with the remaining conversion value being satisfied in shares of common stock.

Debt Repayment
     In March 2008, we repaid the outstanding aggregate principal amount of $138.9 million due under the drillship loan facility collaterized by the Pride Africa and Pride Angola. In connection with the retirement of the drillship loan facility, we recognized a charge of $1.2 million related to the write-off of unamortized debt issuance costs. We also settled all of the related interest rate swap and cap agreements. See Note 5 of our Notes to the Unaudited Consolidated Financial Statements in Item 1 above.
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
     This review has found evidence suggesting that during the period from 2001 through 2006 payments were made directly or indirectly to government officials in Saudi Arabia, Kazakhstan, Brazil, Nigeria, Libya, Angola, and the Republic of the Congo in connection with clearing rigs or equipment through customs or resolving outstanding issues with customs, immigration, tax, licensing or merchant marine authorities in those countries. In addition, this review has found evidence suggesting that in 2003 payments were made to one or more third parties with the intent that they would be transferred to a government official in India for the purpose of resolving a customs dispute related to the importation of one of our jackup rigs. The evidence suggests that the aggregate amount of payments referred to in this paragraph is less than $2.5 million. We are also reviewing certain agent payments related to Malaysia.
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
     We cannot currently predict what, if any, actions may be taken by the DOJ, the SEC, any other applicable government or other authorities or our customers or the effect the actions may have on our results of operations, financial condition or cash flows, on our consolidated financial statements or on our business in the countries at issue and other jurisdictions.
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
     We operate in one reportable segment, Offshore Drilling Services, with a global fleet of offshore rigs. We consider our drillships and our semisubmersible rigs capable of operating in water depths greater than 4,500 feet as deepwater and our semisubmersible rigs capable of operating in water depths from 1,000 feet to 4,500 feet as midwater. Our jackups operate in water depths up to 300 feet.
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
     Generally, we expect global demand for offshore contract drilling services to remain strong, driven by increasing worldwide demand for oil and natural gas, an increased focus by oil and natural gas companies on offshore prospects and increased global participation by national oil companies. Customer requirements for deepwater drilling capacity continue to expand, as successful results in exploration drilling have led to prolonged field development programs around the world, placing deepwater assets in limited supply beyond the end of the decade. We believe that long-term market conditions for deepwater drilling services are favorable and that demand for deepwater rigs will continue to exceed supply for the next several years, producing attractive opportunities for deepwater drilling rigs, including ultra-deepwater rigs like ours under construction. We believe that higher prices for oil, geological successes and, in general, more favorable political conditions will continue to encourage the development of new projects by exploration and production companies on a number of major deepwater discoveries. In addition, we believe that the need for deepwater rigs will continue to grow for existing offshore development projects.
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
     Our industry is being affected by shortages of, and increased competition for, skilled rig crew personnel due to the level of activity in the drilling industry. As a result, the costs to attract and retain personnel continue to increase. To better retain and attract skilled rig personnel, we offer competitive compensation programs and have increased our focus on training and management development programs. We believe that labor costs will continue to increase in 2008. We are monitoring the potential effect on retention and availability of skilled rig personnel as the number of new rigs being added to the worldwide fleet in 2008 and 2009, especially by companies with limited operating histories, continues to increase. In addition, increased demand for contract drilling operations has increased demand for oilfield equipment and spare parts, which, when coupled with the consolidation of equipment suppliers, has resulted in longer order lead times to obtain critical spares and other critical equipment components essential to our business, higher repair and maintenance costs and longer out of service time for major repair and upgrade projects. We anticipate maintaining higher levels of critical spares to minimize unplanned downtime. With the current level of business activity, we do not expect these trends to moderate in the near term. However, due to higher market dayrates and our ability to increase dayrates for higher costs, we expect our growth in revenues to continue to outpace our cost increases throughout 2008.
     Our deepwater fleet currently operates in West Africa, Brazil and the Mediterranean Sea, and we have 93% of our available rig days contracted through 2009, 82% of our available rig days contracted in 2010, and 71% of our available rig days contracted in 2011 (See “—Backlog” below). Based on our recent contracts for two of our ultra-deepwater rigs under construction and market inquiries received from our clients, we believe customer demand for deepwater drilling rigs will extend well into the next decade. Contracts for deepwater rigs tend to be longer term, with some contracts being five or more years in length, reflecting the demand for drilling rigs and our customers’ long-term commitment to deepwater exploration and development. With limited rig availability and the geologic success in deepwater expected to continue, we anticipate dayrates for deepwater rigs will remain strong for the next several years.
     Our midwater fleet currently operates in West Africa, Brazil and the Mediterranean Sea. We have 88% of available rig days contracted through the remainder of 2008, 66% of our available rig days contracted in 2009, and 50% of our available rig days contracted in 2010 and 2011. At present, a robust deepwater market and strong demand in midwater markets along with limited availability of rigs continues to sustain the historically high dayrates for the midwater fleet. Contracts for midwater rigs tend to be shorter in duration than contracts for deepwater rigs, with one to three years as the typical length. We believe strong demand and a limited ability to increase semisubmersible rig supply in the short term will result in favorable market conditions through 2009.
     Our jackup fleet operates in the U.S. Gulf of Mexico and internationally in Mexico, the Middle East, Asia Pacific and West Africa. Contracts for our U.S. Gulf of Mexico jackup fleet tend to be for shorter periods as compared to international jackup contracts. We continue to benefit from the current contract dayrates and high utilization in the international jackup market; however, we are beginning to observe indications of the potential negative effect on our dayrates due to worldwide newbuild rig fleet additions over the next three years. Currently, approximately 28 newbuild jackups are expected to be added to the global market with scheduled delivery by the end of 2008 and approximately 57 additional newbuild jackups have scheduled delivery dates from 2009 through 2011. We believe the addition of this rig capacity to the market is likely to result in increased volatility of and downward trends in international jackup dayrates and utilization. Since mid-2006, the dayrate environment in the U.S. Gulf of Mexico has been under pressure from lower demand for rigs. The recent increase in natural gas prices has resulted in higher utilization of our U.S. fleet with contracts extending into the summer months of 2008. We expect, along with our competitors, to continue to seek opportunities to relocate rigs from the U.S. Gulf of Mexico to international markets, including the relocation of additional independent leg jackup rigs to Mexico. While dayrates in the U.S. Gulf of Mexico have stabilized due to recent increases in fleet utilization, improvement in dayrates in the U.S. Gulf of Mexico will largely depend upon long-term expectations regarding natural gas prices, access to capital for small to medium sized exploration and production companies, seasonality in the market driven by recurring hurricane seasons, and the number and timing of rigs moving from the U.S. Gulf of Mexico to Mexico and other international markets. There is growing short-term uncertainty regarding requirements for rigs in Mexico. In the current environment, PEMEX’s ability to commit to recontracting rigs has been constrained by budgetary factors and the political debate surrounding the country’s energy policy. We believe that, over the long-term, the demand for rigs in Mexico will remain strong. With the change in focus shifting toward new field exploration and development prospects in deeper water and away from existing shallow water fields, we believe the demand for independent leg jackups may increase. However, we will likely be unable to compete for some of the opportunities in the emerging Mexican jackup market due to the technical limitations of some of our rigs. Given this environment, it may be necessary for us to seek work in other markets or stack rigs currently operating in Mexico. We expect that dayrates for our Mexican fleet will adjust lower in 2008 based on the factors described above and the effect of the current U.S. Gulf of Mexico dayrates on new contracts in Mexico.
     We incurred approximately 315 unavailable days for shipyard maintenance and upgrade projects for the three months ended March 31, 2008 for our existing fleet as compared to approximately 355 unavailable days for the three months ended March 31, 2007. For 2008, we expect the number of shipyard days to be approximately 675 as compared to 1,350 unavailable days for 2007. These shipyard projects may be subject to repair delays. For our ultra-deepwater drillships under construction, we have attempted to mitigate risks of delay by selecting the same shipyard for all three construction projects with fixed-fee contracts, although some of our other risks with respect to these construction projects, such as work stoppages, disputes with the shipyard, shipyard financial and other difficulties and adverse weather conditions, are more concentrated.
Backlog
     Our backlog at March 31, 2008, totaled approximately $8.4 billion for our executed contracts. Approximately $2.0 billion of this backlog is expected to be realized in the next 12 months. Our backlog at December 31, 2007 was approximately $4.9 billion. We calculate our backlog, or future contracted revenue for our offshore fleet, as the contract dayrate multiplied by the number of days remaining on the contract, assuming full utilization. Backlog excludes revenues for mobilization, demobilization, contract preparation, customer reimbursables and performance bonuses. The amount of actual revenues earned and the actual periods during which revenues are earned will be different than the amount disclosed or expected due to various factors. Downtime due to various operating factors, including unscheduled repairs, maintenance, weather and other factors, may result in lower applicable dayrates than the full contractual operating dayrate, as well as the ability of our customers to terminate contracts under certain circumstances.
     The following table reflects the percentage of rig days committed by year as of March 31, 2008. The percentage of rig days committed is calculated as the ratio of total days committed under firm contracts, as well as scheduled shipyard, survey and mobilization days, to total available days in the period. Total available days for our three ultra-deepwater rigs under construction have been calculated based on the expected delivery dates.

	For the Years Ending December 31,
	2008(1)	2009	2010	2011
Rig Days Committed
Deepwater	97%	93%	82%	71%
Midwater	88%	66%	50%	50%

(1)	Represents a nine-month period beginning April 1, 2008.
Segment Review
     Our operations consist of one reportable segment, Offshore Drilling Services. The following table summarizes our revenue and earnings from continuing operations by asset class of Offshore Drilling Services and our other continuing operations. We have included our seven land rigs and other operations in Other.

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Offshore Drilling Services
Deepwater	$194.3	$137.8
Midwater	78.8	80.2
Jackups — U.S.	51.6	79.3
Jackups — International	156.3	103.3
Other Offshore	50.2	40.2

Total Offshore Drilling Services	531.2	440.8
Other	25.7	30.2
Corporate	0.5	—

Total	$557.4	$471.0

Earnings from continuing operations:
Offshore Drilling Services
Deepwater	$92.8	$51.6
Midwater	27.9	32.0
Jackups — U.S.	9.4	38.4
Jackups — International	72.4	39.2
Other Offshore	7.9	4.3

Total Offshore Drilling Services	210.4	165.5
Other	0.7	2.6
Corporate	(33.9)	(34.3)

Total	$177.2	$133.8

     The following table summarizes our average daily revenues and percentage utilization by type of offshore rig in our fleet:

	For the Three Months Ended March 31,
	2008		2007
	Average		Average
	Daily	Utilization	Daily	Utilization
	Revenues (1)	(2)	Revenues (1)	(2)
Deepwater	$276,100	97%	$195,000	98%
Midwater	$224,100	64%	$150,000	99%
Jackups — U.S.	$73,800	72%	$91,900	80%
Jackups — International	$111,400	89%	$89,800	80%
Other	$51,700	71%	$45,800	62%

(1)	Average daily revenues are based on total revenues for each type of rig divided by actual days worked by all rigs of that type. Average daily revenues will differ from average contract dayrate due to billing adjustments for any non-productive time, mobilization fees, demobilization fees, performance bonuses and charges to the customer for ancillary services.

(2)	Utilization is calculated as the total days worked divided by the total days in the period.
Deepwater
     Revenues increased $56.5 million, or 41%, for the three months ended March 31, 2008 over the comparable period in 2007 as we continue to achieve higher dayrates as rigs commence new drilling contracts. The increase in revenue is due primarily to new contracts commencing for the Pride South Pacific and Pride North America, which contributed approximately $45 million of incremental revenue. Average daily revenues for the three months ended March 31, 2008 increased 42% over 2007 primarily due to contract dayrate increases. Earnings from operations increased $41.2 million, or 80%, for the three months ended March 31, 2008 over the comparable period in 2007 due to an increase in revenues and a decrease in depreciation expense from the change in estimate for depreciation effective July 2007. The increase in average daily revenues was partially offset by an increase in total labor costs for our rig crews, repairs and maintenance, and costs to complete the repairs for the Pride Rio de Janeiro. Utilization declined for the three months ended March 31, 2008 as compared to the same period in 2007 due to the Pride Rio de Janeiro, which underwent repairs in late 2007 and returned to service in early January 2008.In February 2008, we were awarded six-year contract extensions that will begin in late 2010 for the Pride Rio de Janeiro and the Pride Portland at substantially higher dayrates than their previous contract dayrates. Following the receipt of regulatory approval, we finalized a five-year contract for our deepwater drillship the Pride Angola at significantly higher dayrates.
Midwater
     Revenues decreased $1.4 million, or 2%, for the three months ended March 31, 2008 over the comparable period in 2007 due primarily to out of service time on the Pride Mexico and Pride South Seas as these rigs completed planned shipyard projects. Higher out of service time during the first quarter of 2008 was partially offset by incremental revenue from the Pride South Atlantic and Pride South America, which are currently under contract at substantially higher dayrates over the comparable period in 2007. Average daily revenue increased 49% for the three months ended March 31, 2008 over the comparable period in 2007 due to higher dayrates. Earnings from operations decreased $4.1 million, or 13%, for the three months ended March 31, 2008 over the comparable period in 2007 due to slightly lower revenues and higher repair and maintenance costs incurred in 2008. Overall, utilization of our midwater fleet decreased to 64% for the three months ended March 31, 2008 from 99% for the three months ended March 31, 2007. The decline in utilization is due primarily to the inactivity of the Pride Mexico and Pride South Seas, which were undergoing upgrade and maintenance projects in preparation for their new contracts. The Pride Mexico completed its shipyard project in March 2008 and is currently in-transit to Brazil, where it will commence a five-year contract. The Pride South Seas, working offshore Africa, commenced a new contract in March 2008 following the completion of its shipyard project. The Pride North Sea is currently undergoing routine maintenance and will commence a new contract in June 2008 at substantially higher dayrates over its previous contract.

Jackups — U.S.
     Revenues decreased $27.7 million, or 35%, for the three months ended March 31, 2008 over the comparable period in 2007, which resulted from lower dayrates and utilization. Additionally, our results in the U.S. Gulf of Mexico for the first quarter of 2007 include $14.7 million in revenue for the Pride Oklahoma and Pride Mississippi, which were relocated to Mexico in the third quarter of 2007. Average daily revenue for our U.S. jackup fleet for the three months ended March 31, 2008 decreased 20% over the comparable period in 2007 due to lower dayrates. Earnings from operations for the three months ended March 31, 2008 decreased $29.0 million, or 76%, over the comparable period in 2007 due to lower dayrates, the relocation of the Pride Oklahoma and Pride Mississippi and increased idle time. Overall, utilization of our U.S. jackup fleet decreased 8% to 72% for the three months ended March 31, 2008 over the comparable period in 2007. The decrease in utilization is principally due to the cold-stacking of the Pride Utah and the Pride Florida being idle during the first three months of 2008, partially offset by increased utilization from several other rigs within the fleet. The Pride Florida, which has been idle since August 2007, began working under a new contract in April 2008. The Pride Nevada also commenced a new contract in April 2008 after relocating from Mexico in February 2008.
Jackups — International
     Revenues increased $53.0 million, or 51%, for the three months ended March 31, 2008 over the comparable period in 2007. The increase was primarily the result of increased utilization from the Pride Hawaii and Pride Tennessee, which were out of service for approximately two months each during the first three months of 2007 due to shipyard projects, and the relocation of two rigs from the U.S. Gulf of Mexico to Mexico in early 2007. Average daily revenue of our international jackup fleet for the three months ended March 31, 2008 increased 24% over the comparable period in 2007 as three of our rigs operating in Mexico in 2007 had not yet recontracted to higher dayrates. Earnings from operations for the three months ended March 31, 2008 increased $33.2 million, or 85%, over the comparable period in 2007 due to the increase in average daily revenue exceeding the corresponding increases in daily operating costs. Overall, utilization of our international jackup fleet increased 9% to 89% for the three months ended March 31, 2008 over the comparable period in 2007. The increased utilization was primarily the result of decreased shipyard activity for the three months ended March 31, 2008 over the comparable period in 2007. We have been advised by PEMEX that it has completed the work plan scheduled for the Pride California and is currently evaluating other work for the rig. We expect to meet with PEMEX within the next week to discuss the status of the rig, among other things. If PEMEX cannot utilize the Pride California for other work, it has given us notice that it would release the rig from its existing contract early, after which we intend to mobilize the rig to the U.S. Gulf of Mexico and market it for operations there.
Other Offshore
     Other offshore includes our 10 platform rigs, as well as the drilling management services we provide for five deepwater drilling rigs under management contracts that expire from 2011 to 2012.
     Revenues increased $10.0 million, or 25%, for the three months ended March 31, 2008 over the comparable period in 2007 primarily due to the increase in dayrates on our management contracts for cost escalation and higher utilization of the platform rig fleet. We activated an additional platform rig from idle status in January 2008 to commence a contract that runs through June 2008, providing approximately $2.2 million in incremental revenues for the three months ended March 31, 2008 over the comparable period in 2007. Average daily revenue for our other offshore assets for the three months ended March 31, 2008 increased 13% over the comparable period in 2007 due to higher dayrates from cost escalations in management contracts and a 12% increase in days worked for our platform rigs. Earnings from operations increased $3.6 million, or 84%, for the three months ended March 31, 2008 over the comparable period in 2007 due to increased revenue, reduced repair and maintenance charges, and reduced depreciation and amortization charges offset partially by higher labor costs and increased transportation costs in Mexico. Utilization of our other offshore assets increased to 71% for the three months ended March 31, 2008 from 62% for the three months ended March 31, 2007 largely due to higher activity levels in the U.S. Gulf of Mexico platform rig market.
Discontinued Operations
     In August 2007, we completed the sale of all of the issued and outstanding capital stock of our subsidiaries through which we conducted the business of our Latin America Land and E&P Services segments. In the first quarter of 2008, we completed the sales of our three tender-assist rigs. We have reclassified all of our historical operations of the Latin America Land and E&P Services segments and our three tender-assist rigs to discontinued operations.
     See Note 2 of our Notes to Consolidated Financial Statements in Item 8 of our annual report on Form 10-K for the year ended December 31, 2007 for additional information regarding discontinued operations.
Results of Operations
     The discussion below relating to significant line items represents our analysis of significant changes or events that impact the comparability of reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.
     The following table presents selected consolidated financial information for our continuing operations:

	Three Months Ended
	March 31,
	2008	2007
	(in millions)
REVENUES	$557.4	$471.0

COSTS AND EXPENSES
Operating costs, excluding depreciation and amortization	294.2	245.0
Depreciation and amortization	53.0	60.1
General and administrative, excluding depreciation and amortization	33.2	32.4
Gain on sales of assets, net	(0.2)	(0.3)

	380.2	337.2

EARNINGS FROM OPERATIONS	177.2	133.8

OTHER INCOME (EXPENSE), NET
Interest expense	(10.4)	(21.1)
Refinancing charges	(1.2)	—
Interest income	7.5	0.6
Other income (expense), net	9.6	(1.8)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	182.7	111.5
INCOME TAXES	(46.6)	(36.8)
MINORITY INTEREST	—	(1.0)

INCOME FROM CONTINUING OPERATIONS	$136.1	$73.7

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     Revenues.  Revenues for the three months ended March 31, 2008 increased $86.4 million, or 18%, over the comparable period in 2007. For additional information about our revenues, please read “— Segment Review” above.
     Operating Costs.  Operating costs for the three months ended March 31, 2008 increased $49.2 million, or 20%, over the comparable period in 2007 primarily due to higher labor costs for rig crew personnel, higher repair and maintenance costs and a decline in the U.S. dollar exchange rate, which increased the cost of expenses incurred in foreign currencies. Operating costs as a percentage of revenues were relatively unchanged at 53% and 52% for the three months ended March 31, 2008 and 2007, respectively.
     Depreciation and Amortization.  Depreciation expense for the three months ended March 31, 2008 decreased $7.1 million, or 12%, over the comparable period in 2007. This decrease relates primarily to a reduction in depreciation expense for the three months ended March 31, 2008 as a result of the change in useful life estimates for several of our rigs, partially offset by the completion of a number of capitalized shipyard projects during 2007.
     General and Administrative.  General and administrative expenses for the three months ended March 31, 2008 increased $0.8 million, or 2%, over the comparable period in 2007, primarily due to a $2.1 million increase in the amount expensed for upgrades to our information technology infrastructure partially offset by a decrease of $1.5 million of expenses related to the ongoing investigation described under “— FCPA Investigation” above. The remainder of the increase was due to increased wages and benefits.
     Gain on Sale of Assets, Net.  We had net gains on sales of assets, primarily scrap equipment, of $0.2 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively.
     Interest Expense.  Interest expense for the three months ended March 31, 2008 decreased by $10.7 million, or 51%, over the comparable period in 2007 primarily due to a $7.0 million increase in capitalized interest and a reduction in interest expense resulting from lower total debt balances outstanding in the 2008 period as compared to the comparable period in 2007.
     Interest Income.  Interest income for the three months ended March 31, 2008 increased by $6.9 million, or 1150%, over the comparable period in 2007 primarily due to investment income earned as a result of maintaining higher cash balances as compared to the comparable period in 2007.
     Other Income (Expense), Net.  Other income, net for the three months ended March 31, 2008 increased by $11.4 million over the comparable period in 2007 primarily due to an $11.4 million gain recorded in the first quarter of 2008 resulting from the sale of our 30% minority interest in a joint venture that operates several land rigs in Oman.
     Income Taxes.  Our consolidated effective income tax rate for continuing operations for the three months ended March 31, 2008 was 25.5% compared with 33.0% for the three months ended March 31, 2007. The lower rate for the 2008 period was principally the result of higher profitability in lower-taxed foreign jurisdictions coupled with the ability to claim credits for foreign taxes paid and accrued.
Liquidity and Capital Resources
     Our objective in financing our business is to maintain adequate financial resources and access to additional liquidity. Our $500.0 million senior secured revolving credit facility provides back-up liquidity in the event of an unanticipated significant demand on cash that would not be funded by operations. At March 31, 2008, we had $496.5 million of availability under this facility.
     During the three months ended March 31, 2008, we used cash flows generated from operations as our primary source of liquidity for funding our working capital needs, debt repayment and capital expenditures. We believe that our cash on hand, cash flows from operations and availability under our revolving credit facility will provide sufficient liquidity for the remainder of 2008 to fund our working capital needs, the repayment of our 3 1/4% Convertible Senior Notes due 2033, other scheduled debt repayments and anticipated capital expenditures. In addition, we will continue to pursue opportunities to expand or upgrade our fleet, which could result in additional capital investment. Subject to the limitations imposed by our existing debt arrangements, we may in the future elect to return capital to our stockholders by share repurchases or the payment of dividends.
     We may review from time to time possible expansion and acquisition opportunities relating to our business, which may include the construction or acquisition of rigs or acquisitions of other business in addition to those described in this quarterly report. Any determination to construct additional rigs for our fleet will be based on market conditions and opportunities existing at the time, including the availability of long-term contracts with sufficient dayrates for the rigs and the relative costs of building new rigs with advanced capabilities compared with the costs of retrofitting or converting existing rigs to provide similar capabilities. The timing, size or success of any additional acquisition or construction effort and the associated potential capital commitments are unpredictable. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Debt or equity financing may not, however, be available to us at that time due to a variety of events, including, among others, credit rating agency downgrades of our debt, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.

     In August 2007, we completed the sale of our Latin America Land and E&P Services segments and received approximately $947.1 million of net proceeds. In February 2008, we completed the sale of our three tender-assist rigs and received approximately $210.8 million of net proceeds. The covenants contained in the indenture governing our 7 3/8% senior notes due 2014 require that we use the net proceeds to acquire assets that are used or useful in our business or to repay senior debt. If the net proceeds not used for these purposes within one year following the closing of the related sale, referred to as “excess proceeds,” are greater than $50 million, we are required to make a pro rata offer to purchase the maximum amount of senior notes at par value that can be purchased with the excess proceeds. Upon completion of the offer, we may use any remaining net proceeds for general corporate purposes. We do not currently expect that we will be required to make such an offer.
Sources and Uses of Cash for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007
Cash flows provided by operating activities
     Cash flows from operations were $94.2 million for the three months ended March 31, 2008 compared with $92.3 million for the comparable period in 2007. Cash flows provided by operating activities includes the effects of our discontinued operations, which provided approximately $2.6 million and $8.6 million of operating cash flow for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008 our cash flows from operations were adversely affected by an increase in accrued liabilities of $14.2 million due to the deferred gain related to the sale of one of our three tender-assist rigs in 2008.
Cash flows used in investing activities
     Cash flows used in investing activities were $92.8 million for the three months ended March 31, 2008 compared with $67.1 million for the comparable period in 2007. The increase in cash flows used in investing activities was due primarily to increased capital expenditures for three months ended March 31, 2008, as compared to the corresponding period in 2007, including expenditures of $207.6 million during the first quarter of 2008 for our three ultra-deepwater rigs under construction, offset by the $210.8 million in cash proceeds we received upon the closing of the sale of our three tender-assist rigs in the first quarter of 2008.
     Purchases of property and equipment totaled $318.8 million and $67.6 million for the three months ended March 31, 2008 and 2007, respectively, which is primarily due to our ultra-deepwater drillship construction contracts and the completion of the upgrade project for the Pride Mexico.
     Proceeds from dispositions of property and equipment, excluding the proceeds from the sale of our three tender-assist rigs, were $0.2 million and $0.5 million for the three months ended March 31, 2008 and 2007, respectively.
Cash flows used in financing activities
     Cash flows used in financing activities were $139.1 million for the three months ended March 31, 2008 compared with $19.6 million for the comparable period in 2007. Our net cash used for debt repayments included $138.9 million paid in March 2008 to repay in full the outstanding amounts under our drillship loan facility and $7.1 million in scheduled debt repayments. We received proceeds of $2.3 million and $2.1 million from the issuance of common stock under our employee stock purchase plan in the three months ended March 31, 2008 and 2007, respectively. We also received proceeds of $3.4 million and $8.7 million from the exercise of stock options in the three months ended March 31, 2008 and 2007, respectively.
Working Capital
     As of March 31, 2008, we had working capital of $491.2 million compared with $888.0 million as of December 31, 2007. The decrease in working capital is due primarily to the reclassification from long-term obligations to the current portion of long-term debt of $300 million of our 3 1/4% convertible senior notes, $207.6 million of expenditures incurred towards the construction of our three ultra-deepwater drillships, and the $138.9 million of cash used to repay the outstanding balance remaining under our drillship loan facility, partially offset by the net proceeds of $210.8 million received from the sale of our tender-assist rigs.

Available Credit Facilities
     We currently have a $500.0 million senior secured revolving credit facility with a group of banks maturing in July 2009. Borrowings under the facility are available for general corporate purposes. We may obtain up to $100.0 million of letters of credit under the revolving credit facility. As of March 31, 2008, there were no outstanding borrowings and $3.5 million of letters of credit outstanding under the facility. Amounts drawn under the facility bear interest at variable rates based on LIBOR plus a margin or the base rate plus a margin. The interest rate margin varies based on our leverage ratio. As of March 31, 2008, the interest rate on the facility would have been approximately 3.2% had we had any borrowings outstanding, and availability was approximately $496.5 million.
Other Outstanding Debt
     As of March 31, 2008, in addition to our credit facility, we had the following long-term debt, including current maturities, outstanding:
•	$500.0 million principal amount of 7 3/8% senior notes due 2014;

•	$300.0 million principal amount of 3 1/4% convertible senior notes due 2033;

•	$247.6 million principal amount of notes guaranteed by the United States Maritime Administration.
     In April 2008, we issued a notice of redemption with respect to all $300 million outstanding principal amount of our 3 1/4% Convertible Senior Notes due 2033 on May 16, 2008. The redemption price for the notes is 100% of the principal amount, plus accrued interest (including contingent interest) to the redemption date. The notes may be converted at any time before the close of business on May 15, 2008, the business day prior to the redemption date. The notes are currently convertible into common stock at a rate of 38.9045 shares of common stock per $1,000 principal amount of notes. In lieu of delivery of shares of common stock upon conversion of any notes, we may elect to pay holders surrendering notes cash or a combination of cash and common stock. If holders convert all outstanding notes, we currently intend to repay the $300 million outstanding principal amount of the notes in cash in connection with the conversion, with the remaining conversion value being satisfied in shares of common stock. Based upon our intention to repay the aggregate principal amount of the notes in cash, we have reclassified the entire outstanding balance of the notes to the current portion of long-term debt as of March 31, 2008.
Other Sources and Uses of Cash
     We expect our purchases of property and equipment for 2008, excluding our new drillship commitments, to be approximately $385 million, of which we spent approximately $111 million in the first quarter of 2008. These purchases are expected to be used primarily for various rig upgrades in connection with new contracts as contracts expire during the year along with other sustaining capital projects. With respect to our three ultra-deepwater drillships currently under construction, we made payments to the shipyard of $187.2 million in the first three months of 2008, with the total estimated remaining costs of approximately $1.7 billion. We anticipate making additional payments for the construction of these drillships of approximately $425 million for the reminder of 2008, approximately $390 million in 2009, approximately $675 million in 2010, and approximately $175 million in 2011. We expect to fund construction of these rigs through available cash, cash flow from operations and borrowings under our revolving credit facility.
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
Letters of Credit
     We are contingently liable as of March 31, 2008 in the aggregate amount of $230.7 million under certain performance, bid and custom bonds and letters of credit, including $3.5 million in letters of credit issued under our revolving credit facility. As of March 31, 2008, we had not been required to make any collateral deposits with respect to these agreements.
Contractual Obligations
     For additional information about our contractual obligations as of December 31, 2007, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2007. As of March 31, 2008, except with respect to the repayment of the drillship loan facility and the reclassification to current portion of long-term debt for the 3 1/4% Convertible Senior Notes due 2033, there were no material changes to this disclosure regarding our contractual obligations made in the annual report.
Pending Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued the revised Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations. Under SFAS No. 141(R), all business combinations will be accounted for by applying the acquisition method and an acquirer is required to be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS No. 141(R) also requires transaction costs and restructuring charges to be expensed. We will begin applying this statement prospectively to business combinations occurring in fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is an amendment of SFAS No. 133. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of our derivative and hedging activities. Specifically, it requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. We are currently evaluating the potential impact of adopting SFAS No. 161 but do not expect its adoption to have any material impact on our results of operations and financial condition.
Forward-Looking Statements
     This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included in this quarterly report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:
•	market conditions, expansion and other development trends in the contract drilling industry;

•	our ability to enter into new contracts for our rigs, commencement dates for rigs and future utilization rates and contract rates for rigs;

•	customer requirements for drilling capacity and customer drilling plans;

•	contract backlog and the amounts expected to be realized within one year;

•	future capital expenditures and investments in the construction, acquisition and refurbishment of rigs (including the amount and nature thereof and the timing of completion and delivery thereof);

•	future asset sales and repayment of debt;

•	expected use of proceeds from the sale of our Latin America Land and E&P Services segments and other assets;

•	adequacy of funds for capital expenditures, working capital and debt service requirements;

•	future income tax payments and the utilization of net operating loss and foreign tax credit carryforwards;

•	business strategies;

•	expansion and growth of operations;

•	future exposure to currency devaluations or exchange rate fluctuations;

•	expected outcomes of legal, tax and administrative proceedings, including our ongoing investigation into improper payments to foreign government officials, and their expected effects on our financial position, results of operations and cash flows;

•	future operating results and financial condition; and

•	the effectiveness of our disclosure controls and procedures and internal control over financial reporting.
     We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including those described under “— FCPA Investigation” above and in “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2007 and the following:
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
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
     For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our annual report on Form 10-K for the year ended December 31, 2007. There have been no material changes to the disclosure regarding our exposure to certain market risks made in the annual report. For additional information regarding our long-term debt, see Note 5 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this quarterly report.
Item 4.  Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2008 were effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
     There were no changes in our internal control over financial reporting that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are implementing a new enterprise resource planning system in the second quarter of 2008. The new system will provide us with an integrated procurement, human resources planning, and accounting and reporting system intended to improve our business planning and financial reporting processes.  As a result of this system implementation, certain changes to our internal control structure will be made during 2008, which management believes will maintain and strengthen our overall internal controls.
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
     The information set forth in Note 9 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this quarterly report is incorporated by reference in response to this item.
Item 1A.  Risk Factors
     For additional information about our risk factors, see Item 1A of our annual report on Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
     The following table presents information regarding our issuer repurchases of shares of our common stock on a monthly basis during the first quarter of 2008:

			Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares That
			Part of a	May Yet Be
	Total Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased(1)	Per Share	Plan(2)	Plan(2)
January 1-31, 2008	56,195	$34.32	N/A	N/A
February 1-29, 2008	17,211	$32.08	N/A	N/A
March 1-31, 2008	1,701	$35.36	N/A	N/A

Total	75,107	$33.83	N/A	N/A

(1)	Represents the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our stockholder-approved long-term incentive plan.

(2)	We did not have at any time during the quarter, and currently do not have, a share repurchase program in place.
Item 4.  Submission of Matters to a Vote of Security Holders
     None.
Item 6.  Exhibits**

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Chief Executive and Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Pride and its subsidiaries are parties to several debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii) (A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIDE INTERNATIONAL, INC.

	By:	/s/ BRIAN C. VOEGELE

Brian C. Voegele
Senior Vice President and Chief Financial
Officer

Date: May 1, 2008

	By:	/s/ LEONARD E. TRAVIS

Leonard E. Travis
Vice President and Chief Accounting Officer
Date: May 1, 2008

INDEX TO EXHIBITS

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