Form 10-Q
period 2008-06-30
PRIDE INTERNATIONAL INC
filed 2008-08-08
CIK 833081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑       NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐       No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date.

Outstanding as of
August 5, 2008
Common Stock, par value $.01 per share	173,060,966

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements
Pride International, Inc.
Consolidated Balance Sheets
(In millions, except par value)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$506.3	$890.4
Trade receivables, net	402.2	339.8
Parts and supplies, net	7.4	6.8
Deferred income taxes	62.3	70.1
Prepaid expenses and other current assets	135.8	142.7
Assets held for sale	—	82.8

Total current assets	1,114.0	1,532.6

PROPERTY AND EQUIPMENT	5,840.2	5,438.4
Less: accumulated depreciation	1,450.2	1,418.7

Property and equipment, net	4,390.0	4,019.7
INTANGIBLE AND OTHER ASSETS	61.6	61.6

Total assets	$5,565.6	$5,613.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$30.3	$75.8
Accounts payable	138.7	133.1
Accrued expenses and other current liabilities	362.4	428.3
Liabilities held for sale	—	7.4

Total current liabilities	531.4	644.6

OTHER LONG-TERM LIABILITIES	159.3	171.8

LONG-TERM DEBT, NET OF CURRENT PORTION	707.6	1,115.7

DEFERRED INCOME TAXES	202.2	211.4

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 50.0 shares authorized; none issued	—	—
Common stock, $0.01 par value; 400.0 shares authorized; 173.5 and 167.5 shares issued; 172.9 and 166.9 shares outstanding	1.7	1.7
Paid-in capital	1,953.6	1,886.1
Treasury stock, at cost	(12.9)	(9.9)
Retained earnings	2,013.2	1,584.9
Accumulated other comprehensive income	9.5	7.6

Total stockholders’ equity	3,965.1	3,470.4

Total liabilities and stockholders’ equity	$5,565.6	$5,613.9

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.
Consolidated Statements of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended
	June 30,
	2008	2007
REVENUES	$560.3	$530.0

COSTS AND EXPENSES
Operating costs, excluding depreciation and amortization	285.3	249.1
Depreciation and amortization	54.2	60.7
General and administrative, excluding depreciation and amortization	36.9	32.2
Gain on sales of assets, net	(17.6)	(8.6)

	358.8	333.4

EARNINGS FROM OPERATIONS	201.5	196.6

OTHER INCOME (EXPENSE), NET
Interest expense	(5.8)	(20.5)
Refinancing charges	—	—
Interest income	5.0	0.3
Other income (expense), net	(0.4)	0.4

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	200.3	176.8
INCOME TAXES	(48.7)	(55.3)
MINORITY INTEREST	—	(1.4)

INCOME FROM CONTINUING OPERATIONS, NET OF TAX	151.6	120.1
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	36.1	26.0

NET INCOME	$187.7	$146.1

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.89	$0.72
Income from discontinued operations	0.21	0.16

Net income	$1.10	$0.88

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.87	$0.68
Income from discontinued operations	0.20	0.15

Net income	$1.07	$0.83

SHARES USED IN PER SHARE CALCULATIONS
Basic	170.2	165.4
Diluted	176.2	178.3
The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.
Consolidated Statements of Operations
(Unaudited)
(In millions, except per share amounts)

	Six Months Ended
	June 30,
	2008	2007
REVENUES	$1,117.7	$1,001.1

COSTS AND EXPENSES
Operating costs, excluding depreciation and amortization	579.4	494.2
Depreciation and amortization	107.2	120.8
General and administrative, excluding depreciation and amortization	70.1	64.6
Gain on sales of assets, net	(17.7)	(8.9)

	739.0	670.7

EARNINGS FROM OPERATIONS	378.7	330.4

OTHER INCOME (EXPENSE), NET
Interest expense	(16.3)	(41.6)
Refinancing charges	(1.2)	—
Interest income	12.4	0.9
Other income (expense), net	9.4	(1.3)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	383.0	288.4
INCOME TAXES	(95.3)	(92.2)
MINORITY INTEREST	—	(2.4)

INCOME FROM CONTINUING OPERATIONS, NET OF TAX	287.7	193.8
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	140.6	54.0

NET INCOME	$428.3	$247.8

BASIC EARNINGS PER SHARE:
Income from continuing operations	$1.71	$1.17
Income from discontinued operations	0.83	0.33

Net income	$2.54	$1.50

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$1.63	$1.11
Income from discontinued operations	0.79	0.30

Net income	$2.42	$1.41

SHARES USED IN PER SHARE CALCULATIONS
Basic	168.4	165.0
Diluted	177.7	178.1
The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.
Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In millions)

							Accumulated
							Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2007	167.5	$1.7	$1,886.1	0.6	$(9.9)	$1,584.9	$7.6	$3,470.4
Comprehensive income
Net income						428.3		428.3
Foreign currency translation							1.9	1.9

Total comprehensive income						428.3	1.9	430.2

Exercise of stock options	0.9	—	16.9					16.9
Tax benefit from stock-based compensation			4.5					4.5
Retirement of 3 1/4% Convertible Notes	5.0	—	31.4					31.4
Stock based compensation under employee and director incentive plans, net	0.1	—	2.3					2.3
Restricted shares surrendered for withholding taxes or forfeited				0.1	(3.0)			(3.0)
Amortization of unearned stock compensation			12.4					12.4

Balance, June 30, 2008	173.5	$1.7	$1,953.6	0.7	$(12.9)	$2,013.2	$9.5	$3,965.1

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$428.3	$247.8
Adjustments to reconcile net income to net cash from operating activities:
Gain on sale of tender-assist rigs	(106.7)	—
Gain on sale of Latin America and E&P Services segments	(32.2)	—
Gain on sale of equity method investment	(11.4)	—
Depreciation and amortization	107.2	155.5
Amortization and write-offs of deferred financing costs	2.9	2.0
Amortization of deferred contract liabilities	(32.1)	(25.9)
Gain on sales of assets, net	(17.7)	(9.3)
Deferred income taxes	30.6	46.1
Excess tax benefits from stock-based compensation	(6.4)	(4.4)
Stock-based compensation	12.4	11.4
Loss (gain) on mark-to-market of derivatives	—	0.8
Other, net	0.3	3.0
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	(64.7)	(100.9)
Parts and supplies	(0.7)	(2.4)
Prepaid expenses and other current assets	(0.2)	17.0
Other assets	(5.2)	(6.1)
Accounts payable	(14.6)	(26.3)
Accrued expenses	(26.0)	38.5
Other liabilities	18.6	(48.9)
Deferred gain on asset sales	(20.4)	—
Increase (decrease) in deferred revenue	(8.0)	(25.7)
Decrease (increase) in deferred expense	5.8	9.5

NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	259.8	281.7
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(506.6)	(170.6)
Proceeds from dispositions of property and equipment	0.8	17.1
Proceeds from sale of tender-assist rigs, net	210.8	—
Proceeds from sale of platform rigs, net	64.5	—
Proceeds from sale of equity method investment	15.0	—

NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	(215.5)	(153.5)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Repayments of borrowings	(522.0)	(216.6)
Proceeds from debt borrowings	68.0	120.0
Decrease in restricted cash	—	0.4
Proceeds from exercise of stock options	16.9	22.2
Excess tax benefits from stock-based compensation	6.4	4.4
Proceeds from issuance of common stock	2.3	2.1

NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	(428.4)	(67.5)
Increase (decrease) in cash and cash equivalents	(384.1)	60.7
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	890.4	64.1

CASH AND CASH EQUIVALENTS, END OF PERIOD	$506.3	$124.8

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.
Notes to Unaudited Consolidated Financial Statements
NOTE 1.  GENERAL
Nature of Operations
     Pride International, Inc. (“Pride,” “we,” “our,” or “us”) is a leading international provider of offshore contract drilling services. We provide these services to oil and natural gas exploration and production companies through the operation and management of 47 offshore rigs. We also have three ultra-deepwater drillships under construction.
Basis of Presentation
     In August 2007, we completed the sale of our Latin America Land and E&P Services segments. In February 2008, we completed the sale of our three tender-assist rigs. The results of operations for all periods presented of the assets disposed of in both of these transactions have been reclassified to income from discontinued operations. Except where noted, the discussions in the following notes relate to our continuing operations only (see Note 2).
     Our unaudited consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the presentation and disclosures herein are adequate to make the information not misleading. In the opinion of management, the unaudited consolidated financial information included herein reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2007. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for a full year or any other interim period.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which is an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements and requires that transactions between entities and non-controlling interests be treated as equity. SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the potential impact of adopting SFAS No. 160 but do not expect its adoption to have a significant impact on our results of operations and financial condition.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is an amendment of SFAS No. 133. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of our derivative and hedging activities. Specifically, it requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. We are evaluating the potential impact of adopting SFAS No. 161 on our disclosures but do not expect its adoption to have any effect on our results of operations and financial condition.
     In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB No. 14-1 will apply to any convertible debt instrument that may be wholly or partially settled in cash and will require the separation of the debt and equity components of cash-settleable convertibles at the date of issuance. The value assigned to the debt component is the estimated value of similar debt instrument without the conversion feature. The difference between the proceeds received and the estimated value of the debt component will be recorded as additional paid-in capital. The difference between the estimated value of the debt at issuance and the par value at the redemption date will be accreted to interest expense over the estimated life of the convertible debt. FSP APB No. 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied retroactively to all periods presented. Early adoption of this FSP is prohibited. We are evaluating the impact of adopting FSP APB No. 14-1 on our results of operations and financial condition.
Reclassifications
     Certain reclassifications have been made to the prior year’s consolidated financial statements to conform with the current year presentation.
NOTE 2.  DISCONTINUED OPERATIONS AND OTHER DIVESTITURES
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
     Sale of Latin America Land and E&P Services Segments. During the third quarter of 2007, we completed the disposition of our Latin America Land and E&P Services segments for $1.0 billion in cash. The purchase price is subject to certain post-closing adjustments for working capital and other indemnities. The following table presents selected information regarding the results of operations of our former Latin America Land and E&P Services segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$—	$246.4	$—	$472.9

Income before taxes	—	38.2	(0.2)	78.3
Income taxes	—	(13.1)	—	(26.6)
Gain on disposal of assets, net of tax	32.2	—	32.2	—

Income from discontinued operations	$32.2	$25.1	$32.0	$51.7

     From the closing date of the sale through June 30, 2008, we recorded a total gain on disposal of $300.8 million, which included certain estimates for the settlement of closing date working capital, valuation adjustments for tax and other indemnities provided to the buyer, and selling costs incurred by us. We have indemnified the purchaser for certain obligations that may arise or be incurred in the future by the purchaser with respect to the business. We believe it is probable that some of these liabilities will be settled with the purchaser in cash. Our total estimated gain on disposal of assets includes a $51.6 million liability based on our fair value estimates for the indemnities. In connection with this divestiture, we recorded additional pre-tax gain on disposal of assets of $36.7 million during the second quarter of 2008 for changes in estimates of certain indemnification obligations. The expected settlement dates for the remaining indemnities vary from within one year to several years for pre-closing tax matters. The final gain may differ from the amount recorded as of June 30, 2008.
     Sale of Tender-Assist Rigs. In the first quarter of 2008, we sold our three tender-assist rigs, the Barracuda, Alligator and Al Baraka I, for $213 million in cash. In connection with the sale, we entered into an agreement to operate the Alligator until its current contract is completed, which is anticipated to be in December 2008. The following table presents selected information regarding the results of operations of this asset group:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$24.2	$14.7	$55.3	$29.3

Income before taxes	(0.3)	1.6	2.9	3.7
Income taxes	(0.5)	(0.7)	(1.0)	(1.4)
Gain on disposal of assets, net of tax	4.7	—	106.7	—

Income from discontinued operations	$3.9	$0.9	$108.6	$2.3

     In the first quarter of 2008, we recorded a gain on disposal of our three tender-assist rigs of $102.0 million. We deferred a portion of our total gain for one of the rigs that we will operate under a lease agreement through December 2008. The lease requires us to pay to the buyer all revenues from the operation of the rig, less operating costs and a small per day management fee, which we retain. We are recognizing the deferred gain over the term of the lease agreement. At June 30, 2008, the remaining balance of the unamortized deferred gain is $9.5 million.
Other Divestitures
     In May 2008, we sold our entire fleet of platform rigs and related land, buildings and equipment for $66 million in cash. In connection with the sale, we entered into lease agreements with the buyer to operate two platform rigs until their current contracts are completed, which is expected to occur in the second quarter of 2009. The leases require us to pay to the buyer all revenues from the operation of the rigs, less operating costs and a small per day management fee, which we retain. In the second quarter of 2008, we recorded a gain on the sale of the assets of $18.0 million, excluding a deferred gain of approximately $10.9 million for the two rigs that we will operate until the completion of their current drilling contracts. The unamortized deferred gain of $10.9 million as of June 30, 2008 is being amortized over the remaining term of the lease agreements, which is based on the remaining service period of the related drilling contracts.

NOTE 3.  PROPERTY AND EQUIPMENT
     Property and equipment consisted of the following:

	June 30,	December 31,
	2008	2007
Rigs and rig equipment	$4,951.5	$4,856.8
Transportation equipment	11.5	8.6
Buildings	14.9	14.4
Construction-in-progress — newbuild ultra-deepwater drillships	655.2	322.7
Construction-in-progress — other	154.7	186.0
Land	2.6	2.5
Other	49.8	47.4

Property and equipment, cost	5,840.2	5,438.4
Accumulated depreciation and amortization	(1,450.2)	(1,418.7)

Property and equipment, net	$4,390.0	$4,019.7

     In April 2008, we entered into a five-year contract with respect to our drillship under construction with a scheduled delivery in mid-2010. The drilling contract is expected to commence during the fourth quarter of 2010 following the completion of shipyard construction, mobilization of the rig to an initial operating location and customer-acceptance testing. In connection with the contract, the drillship is being modified from the original design to improve its off-line operational capabilities. Including these modifications, amounts already paid, commissioning and testing, we expect the total project cost to be approximately $725 million, excluding capitalized interest.
     NOTE 4.  INDEBTEDNESS
Short-Term Borrowings
     During the first three months of 2008, we cancelled most of our uncollateralized short-term lines of credit. As of June 30, 2008, we had only one remaining line of credit for less than $1 million, and there was no outstanding balance under this facility.
Long-Term Debt
     Long-term debt consisted of the following:

	June 30,	December 31,
	2008	2007
Senior secured revolving credit facility	$—	$—
7 3/8% Senior Notes due 2014, net of unamortized discount of $1.8 million and $1.9 million, respectively	498.2	498.1
MARAD notes, net of unamortized fair value discount of $2.8 million and $3.1 million, respectively	239.7	254.5
3 1/4% Convertible Senior Notes due 2033	—	300.0
Drillship loan facility due 2010, interest at LIBOR plus 1.5%	—	138.9

Total debt	737.9	1,191.5
Less: current portion of long-term debt	30.3	75.8

Long-term debt	$707.6	$1,115.7

     Amounts drawn under the senior secured revolving credit facility bear interest at variable rates based on LIBOR plus a margin or the base rate plus a margin. The base rate for purposes of the facility was 5.0% as of June 30, 2008. The interest rate margin varies based on our leverage ratio. As of June 30, 2008, there were $3.5 million of letters of credit outstanding under the facility, and availability was $496.5 million.
     In March 2008, we repaid the outstanding aggregate principal amount of $138.9 million under the drillship loan facility collaterized by the Pride Africa and Pride Angola. In connection with the retirement of the drillship loan facility, we recognized a charge of $1.2 million related to the write-off of unamortized debt issuance costs, which is included in “Refinancing charges.” We also settled all of the related interest rate swap and cap agreements (see Note 5).
     In April 2008, we called for redemption in accordance with the terms of the indenture all of our outstanding 3 1/4% Convertible Senior Notes Due 2033. The redemption price was 100% of the principal amount thereof, plus accrued and unpaid interest (including contingent interest) to the redemption date. Under the indenture, holders of the notes could elect to convert the notes into our common stock at a rate of 38.9045 shares of common stock per $1,000 principal amount of the notes, at any time prior to the redemption date. Holders of the notes elected to convert a total of $299.7 million aggregate principal amount of the notes, and the remaining $254,000 aggregate principal amount was redeemed by us on the redemption date. We delivered an aggregate of approximately $300.0 million in cash and approximately 5.0 million shares of common stock in connection with the retirement of the notes. As a result of the retirement of the notes, we reversed a long-term deferred tax liability of $31.4 million, which was accounted for as an increase to “Paid-in capital.” The reversal related to interest expense imputed on these notes for U.S. federal income tax purposes.
NOTE 5.  FINANCIAL INSTRUMENTS
     The drillship loan facility required us to maintain interest rate swap and cap agreements, which were all settled as part of the retirement of the loan facility. We did not designate any of the interest rate swap and cap agreements as hedging instruments as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the changes in fair value of the interest rate swap and cap agreements were recorded in earnings. The total aggregate fair value of the interest rate swap and cap agreements as of December 31, 2007 was an asset of $0.2 million. In March 2008, we recognized a charge of $1.7 million for the realized loss on the settlement of the interest rate swap and cap agreements, which is included in “Other income, net.” As of June 30, 2008, we have no derivative financial instruments outstanding.
NOTE 6.  INCOME TAXES
     Our consolidated effective income tax rate for continuing operations for the three months ended June 30, 2008 was 24.3% compared with 31.3% for the three months ended June 30, 2007.
     Our consolidated effective income tax rate for continuing operations for the six months ended June 30, 2008 was 24.9% compared with 32.0% for the six months ended June 30, 2007. The lower rate for 2008 was principally the result of higher profitability in lower-taxed foreign jurisdictions coupled with the ability to claim credits for foreign taxes paid or accrued.

NOTE 7.  EARNINGS PER SHARE
     A reconciliation of the numerator and the dominator of our basic and diluted earnings per share from continuing operations follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Income from continuing operations — basic	$151.6	$120.1	$287.7	$193.8
Interest expense on convertible notes	0.9	2.7	3.6	5.4
Income tax effect	(0.3)	(0.9)	(1.2)	(1.9)

Income from continuing operations — diluted	$152.2	$121.9	$290.1	$197.3

Weighted average shares of common stock outstanding — basic	170.2	165.4	168.4	165.0
Convertible notes	4.7	11.7	8.2	11.7
Stock options	0.7	0.9	0.7	1.0
Restricted stock awards	0.6	0.3	0.4	0.4

Weighted average shares of common stock outstanding — diluted	176.2	178.3	177.7	178.1

Income from continuing operations per share:
Basic	$0.89	$0.72	$1.71	$1.17
Diluted	$0.87	$0.68	$1.63	$1.11
     The calculation of weighted average shares of common stock outstanding — diluted for the three months ended June 30, 2008 and 2007 excludes 0.6 million and 1.1 million shares of common stock, respectively, issuable pursuant to outstanding stock options and restricted stock awards because they were antidilutive. The calculation of weighted average shares of common stock outstanding - diluted for the six months ended June 30, 2008 and 2007 excludes 1.0 million and 1.3 million shares of common stock, respectively, issuable pursuant to outstanding stock options and restricted stock awards because they were antidilutive.
NOTE 8.  EMPLOYEE STOCK PLANS
     Our employee stock-based compensation plans provide for the granting or awarding of stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards and cash awards to directors, officers and other key employees.
     For the six months ended June 30, 2008, we granted approximately 522,000 stock options at a weighted average exercise price of $34.48. The weighted average fair value per share of these stock-based awards estimated on the date of grant using the Black-Scholes option pricing model was $12.92. For our 2008 stock option grants, our estimate for the expected life of the awards was adjusted from 6.3 years to 5.3 years. There were no other significant changes in the weighted average assumptions used to calculate the Black-Scholes fair value of stock-based awards granted during the six months ended June 30, 2008 from those used in 2007 as reported in Note 11 of our Annual Report on Form 10-K for the year ended December 31, 2007.
     During the six months ended June 30, 2008, we also granted approximately 930,000 restricted stock awards with a weighted average grant-date fair value per share of $34.00.
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

     The investigation, which is continuing, has found evidence suggesting that payments, which may violate the U.S. Foreign Corrupt Practices Act (“FCPA”), were made to government officials in Venezuela and Mexico aggregating less than $1 million. The evidence to date regarding these payments suggests that payments were made beginning in early 2003 through 2005 (a) to vendors with the intent that they would be transferred to government officials for the purpose of extending drilling contracts for two jackup rigs and one semisubmersible rig operating offshore Venezuela; and (b) to one or more government officials, or to vendors with the intent that they would be transferred to government officials, for the purpose of collecting payment for work completed in connection with offshore drilling contracts in Venezuela. In addition, the evidence suggests that other payments were made beginning in 2002 through early 2006 (a) to one or more government officials in Mexico in connection with the clearing of a jackup rig and equipment through customs, the movement of personnel through immigration or the acceptance of a jackup rig under a drilling contract; and (b) with respect to the potentially improper entertainment of government officials in Mexico.
     The Audit Committee, through independent outside counsel, has undertaken a review of our compliance with the FCPA in certain of our other international operations. In addition, the U.S. Department of Justice (“DOJ”) has asked us to provide information with respect to (a) our relationships with a freight and customs agent and (b) our importation of rigs into Nigeria. The Audit Committee is reviewing the issues raised by the request, and we are cooperating with the DOJ in connection with its request.
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
     Paul Bragg, our former President and Chief Executive Officer, filed suit against us in the State District Court of Harris County, Texas in October 2005 seeking declaratory relief to set aside his non-competition agreement and damages for breach of contract in excess of $17 million. We and Mr. Bragg litigated his claims as well as a number of counterclaims we filed against Mr. Bragg, including a claim for breach of fiduciary duty. In late 2006 and early 2007, the trial court granted summary judgment, which was affirmed on appeal in April 2008 by the Texas Court of Appeals, in our favor against Mr. Bragg with respect to his breach of contract claims and in Mr. Bragg’s favor against our breach of fiduciary duty counterclaim. Mr. Bragg’s two-year contractual commitment to not compete with us ended in June 2007, according to the terms of his employment agreement, and we dismissed without prejudice our other counterclaims. The deadline for further appeal of the summary dismissal of our respective claims to the Texas Supreme Court has passed. Accordingly, the litigation between Mr. Bragg and us has concluded.
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
NOTE 10.  SEGMENT AND RELATED INFORMATION
     Our operations consist of one reportable segment, Offshore Drilling Services. Revenues for Offshore Drilling Services by type of rig are listed below. We consider our drillships and our semisubmersible rigs capable of operating in water depths of 4,500 feet and greater as deepwater and our semisubmersible rigs capable of operating in water depths of less than 4,500 feet as midwater. Our jackups operate in water depths up to 300 feet. Other Offshore includes our five deepwater management contracts and our platform rig operations that were sold in May 2008. We have included our seven land rigs and other operations, which are not part of our Offshore Drilling Services segment, in Other. Comparative data relating to our revenue by rig type is listed below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Offshore Drilling Services
Deepwater	$208.2	$166.9	$402.5	$304.7
Midwater	80.9	95.7	159.7	175.9
Jackups — U.S.	56.0	64.8	107.7	144.2
Jackups — International	148.0	127.4	304.3	230.7
Other Offshore	40.8	47.3	90.9	87.5

Total Offshore Drilling Services	533.9	502.1	1,065.1	943.0
Other	26.5	27.9	52.2	58.1
Corporate	(0.1)	—	0.4	—

Total	$560.3	$530.0	$1,117.7	$1,001.1

     For the three-month periods ended June 30, 2008 and 2007, we derived 86% and 82%, respectively, of our revenues from countries other than the United States. For the six-month periods ended June 30, 2008 and 2007, we derived 85% and 80%, respectively, of our revenues from countries other than the United States.
Significant Customers
     Our significant customers for each reporting period were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Petroleos Mexicanos S.A.	22%	20%	23%	19%
Petroleo Brasileiro S.A.	15%	14%	14%	14%
Exxon Mobil Corporation	11%	13%	11%	11%
BP America and affiliates	10%	7%	10%	7%
NOTE 11.  OTHER SUPPLEMENTAL INFORMATION
     Supplemental cash flows and non-cash transactions were as follows:

	Six Months Ended
	June 30,
	2008	2007
Cash paid for:
Interest	$31.9	$39.2
Income taxes	83.3	83.2

Change in capital expenditures in accounts payable	$20.2	$4.6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of June 30, 2008 and for the three months and six months ended June 30, 2008 and 2007 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2007. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.
Overview
     We are one of the world’s largest offshore drilling contractors operating, as of August 1, 2008, a fleet of 47 offshore rigs, consisting of two deepwater drillships, 12 semisubmersible rigs, 28 jackups and five managed deepwater drilling rigs. We have three ultra-deepwater drillships under construction. Our customers include major integrated oil and natural gas companies, state-owned national oil companies and independent oil and natural gas companies. Our competitors range from large international companies offering a wide range of drilling services to smaller companies focused on more specific geographic or technological areas.
     We operate in many of the significant deepwater oil and natural gas basins throughout the world, including Brazil, West Africa and the Gulf of Mexico. In addition to our owned deepwater fleet, we also manage the drilling operations for five deepwater rigs owned by our customers. With our combined owned and managed fleet, we believe that we are the one of the largest operators of deepwater rigs and that our deepwater fleet is among the youngest in the industry, with seven of our eight owned deepwater rigs having been placed into service since 1999. We believe our deepwater experience and the age of our fleet gives us a competitive advantage for contract opportunities, including newbuild prospects, over our competitors with older, lower specification rigs or competitors with less operating and engineering experience in deepwater.
     We are increasing our emphasis on deepwater and other high specification drilling solutions. We believe that customer demands to explore and develop deepwater fields will exceed the capacity of the existing deepwater fleet for the next several years. Consistent with this view, we have invested or committed to invest over $2.8 billion in the expansion of our deepwater fleet. Since 2005, our investments include acquiring the remaining 49% interests in our two existing drillships, acquiring the remaining 70% interests in two of our deepwater semisubmersible rigs in Brazil, and expanding our drillship fleet through the construction of two ultra-deepwater drillships and the acquisition of another ultra-deepwater drillship under construction, all of which have drilling contracts of at least five years in duration. As part of our focus on deepwater and premium offshore services, we have sought opportunities to dispose of non-core assets to enable us to reinvest our financial and human capital to develop our growth strategy. In 2007, we sold our Latin America Land and E&P Services business for approximately $1 billion in cash. In the first quarter of 2008, we sold our three tender-assist barges for $213 million in cash, and in the second quarter of 2008 we sold our fleet of platform rigs for $66 million in cash.
Recent Developments
Investments in Deepwater Fleet
     In January 2008, we entered into an agreement for the construction of a third ultra-deepwater drillship. The agreement provides for an aggregate fixed purchase price of approximately $635 million. The agreement provides that, following shipyard construction, commissioning and testing, the drillship is to be delivered to us on or before March 31, 2011. We have the right to rescind the contract for delays exceeding certain periods and the right to liquidated damages for delays during certain periods. We have entered into a multi-year drilling contract with respect to the drillship, which is expected to commence during the first quarter of 2011 following the completion of shipyard construction, mobilization of the rig and customer acceptance testing. Under the drilling contract, the customer may elect, by January 31, 2010, a firm contract term of at least five years and up to seven years in duration. We expect the total project cost, including commissioning and testing, to be approximately $720 million, excluding capitalized interest.

     In January 2008, we entered into a five-year contract with respect to the drillship under construction we acquired from Lexton Shipping Ltd. for drilling operations in the U.S. Gulf of Mexico. Scheduled delivery of this rig is in the first quarter of 2010. The contract is expected to commence during the third quarter of 2010 following the completion of shipyard construction, mobilization of the rig to the U.S. Gulf of Mexico and customer acceptance testing. In connection with the contract, the drillship is being modified from the original design to improve its off-line operational capabilities. Including these modifications, amounts already paid, commissioning and testing, we expect the total project cost to be approximately $730 million, excluding capitalized interest.
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
     In February 2008, we completed the sale of our fleet of three self-erecting, tender-assist rigs for $213 million in cash. In connection with the sale, we are operating one of the rigs until its current contract is completed, which is anticipated to be in December 2008.
     We have reclassified the historical results of operations of our former Latin America Land and E&P Services segments and our three tender-assist rigs to discontinued operations. Unless noted otherwise, the discussion and analysis that follows relates to our continuing operations only. Subsequent to the disposition of our Latin America Land and E&P Services segments, our business consists of one reportable segment, Offshore Drilling Services.
     In May 2008, we sold our entire fleet of platform rigs and related land, buildings and equipment for $66 million in cash. In connection with the sale, we entered into lease agreements with the buyer to operate two platform rigs until their current contracts are completed, which is expected to occur in the second quarter of 2009. The leases require us to pay to the buyer all revenues from the operation of the rigs, less operating costs and a small per day management fee, which we retain.
     New Contract Announcements
     Since December 31, 2007, we entered into firm drilling contracts for all three of our ultra-deepwater drillships currently under construction as noted above. In addition, we received contract extensions for the Pride Rio de Janeiro and the Pride Portland, representing six years per rig, which are expected to commence during late 2010 to early 2011 in direct continuation of each rig’s current contract. The contract extensions provide for a cost escalation provision from the signing date through the six-year term. In April 2008, following the receipt of a required regulatory approval, we finalized the contract for the Pride Angola, which was originally awarded in June 2007. The contract is expected to commence during July 2008 in direct continuation of the rig’s current contract commitment. In total, these new contracts added approximately $4.8 billion to our backlog. In July 2008, we were awarded a two well, estimated 90-day contract for the Pride South Pacific, which is expected to commence during early July 2009, following the completion of an existing contract commitment offshore Angola and mobilization to the new location. This contract adds approximately $54.0 million to our backlog, but is not included in our backlog as of June 30, 2008. See “- Backlog” below.
     Redemption of Convertible Notes
     In April 2008, we called for redemption all of the outstanding 3 1/4% Convertible Senior Notes Due 2033. The notes entitled the holders to elect to convert the notes into our common stock at a rate of 38.9045 shares of common stock per $1,000 principal amount of the notes (or approximately 11.7 million shares in the aggregate) prior to the redemption date. In accordance with the indenture governing the notes, we elected to retire our obligation on the notes tendered for conversion using a combination of cash and common stock. In connection with the retirement of the notes, we delivered to holders an aggregate of approximately $300.0 million in cash and approximately 5.0 million shares of common stock. With our common stock trading above the conversion price of $25.70 during the redemption period, our potential obligation to issue common stock upon conversion of the notes resulted in the inclusion of the full 11.7 million shares in our fully diluted share count. However, our delivery of approximately $300 million in connection with the retirement of the principal amount of the notes reduced the number of shares delivered and essentially had the same effect as a share repurchase.
     Debt Repayment
     In March 2008, we repaid the outstanding aggregate principal amount of $138.9 million due under the drillship loan facility collaterized by the Pride Africa and Pride Angola. In connection with the retirement of the drillship loan facility, we recognized a charge of $1.2 million related to the write-off of unamortized debt issuance costs. We also settled all of the related interest rate swap and cap agreements. See Notes 4 and 5 of our Notes to the Unaudited Consolidated Financial Statements in Item 1 above.
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
Our Business
     We provide contract drilling services to major integrated, government-owned and independent oil and natural gas companies throughout the world. Our offshore drilling fleet competes on a global basis, as offshore rigs generally are highly mobile and may be moved from one region to another in response to demand. While the cost of moving a rig and the availability of rig-moving vessels may cause the supply and demand balance to vary somewhat between regions, significant variations between regions do not tend to persist on a long-term basis because of rig mobility. Pricing is often the primary factor in determining which qualified contractor is awarded a job. Rig availability, location and technical ability and each contractor’s safety performance record and reputation for quality also can be key factors in the determination. All of our drilling contracts with major customers are on a dayrate basis, where we charge the customer a fixed amount per day regardless of the number of days needed to drill the well. We provide the rigs and drilling crews and are responsible for the payment of rig operating and maintenance expenses. Our customer bears the economic risk and benefit relative to the geologic success of the wells.
     We operate in one reportable segment, Offshore Drilling Services, with a global fleet of offshore rigs. We consider our drillships and our semisubmersible rigs capable of operating in water depths of 4,500 feet and greater as deepwater and our semisubmersible rigs capable of operating in water depths of less than 4,500 feet as midwater. Our jackups operate in water depths up to 300 feet.
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
     Our deepwater fleet currently operates in West Africa, Brazil and the Mediterranean Sea, and we have all of our available rig days contracted for the remainder of 2008, 93% contracted in 2009, 84% contracted in 2010, and 70% contracted in 2011 (See “— Backlog” below). Contracts for deepwater rigs tend to be longer term, with some contracts being five or more years in length, reflecting the demand for drilling rigs and our customers’ long-term commitment to deepwater exploration and development. Contract dayrates for available deepwater rigs continue to increase, with leading edge dayrates reaching $650,000 per day. The recent deepwater sub-salt discoveries offshore Brazil have increased the level of discussions with several customers for additional deepwater rig capacity. In response to the geologic success in Brazil, Petroleo Brasileiro S.A. (“Petrobras”) has tendered contracts for 12 newbuild rigs and has stated planned requirements for as many as 40 deepwater rigs. This has resulted in an increased focus by clients to secure deepwater rigs to meet their future drilling programs. We believe that these factors may accelerate newbuild opportunities due to the limited availability of shipyard delivery slots of proven shipyards, such as those in Korea and Singapore, and long lead time for critical drilling equipment components. These constraints are also increasing the delivery cost for newbuild deepwater rigs. The increased discussions for deepwater rigs coupled with the limited existing rig availability and lack of capacity for newbuild rigs is resulting in higher contract dayrates across the fleet. In response to the increased level of customer inquiries, we have access to a shipyard slot to construct a fourth ultra-deepwater drillship with a scheduled delivery date in late 2011. We currently expect to proceed with this opportunity. With limited rig availability and the geologic success in deepwater expected to continue, we believe that the demand for, and contract dayrates earned by, deepwater drilling rigs will remain strong for the next several years.
     Our midwater fleet currently operates in West Africa and Brazil. We have all of our available rig days contracted through the remainder of 2008, 70% contracted in 2009, and 50% contracted in 2010 and 2011. At present, a robust deepwater market along with continued strong demand in midwater markets, especially in the North Sea and Brazil, and limited near-term availability of rigs continues to sustain the historically high dayrates for the midwater fleet. Contracts for midwater rigs tend to be shorter in duration than contracts for deepwater rigs, with one to three years as the typical length. We believe strong fundamentals for deepwater rigs and a limited ability to increase semisubmersible rig supply in the short term will result in favorable midwater rig market conditions through 2009.
     Our U.S. jackup fleet operating in the Gulf of Mexico is benefiting from higher commodity prices for oil and natural gas, which enables smaller, independent producers to take advantage of increases in spot price markets. Expectations by our customers of the future prices of natural gas strongly influence their drilling activity and, generally, our customers accelerate their drilling programs when they perceive that the market conditions are favorable and delay or curtail their drilling programs when they perceive that market conditions are unfavorable. As a result of customer drilling requirements, our U.S. Gulf of Mexico jackup fleet contracts tend to be for shorter periods as compared to international jackup contracts. The 2008 outlook in the U.S. Gulf of Mexico continues to improve as higher crude oil and natural gas prices have increased fleet utilization and resulted in higher contract dayrates. While the U.S. spot prices for oil and natural gas have declined from recent highs, we do not believe that the declines to date will adversely affect our outlook for 2008. However, if natural gas prices decline further, fleet utilization and dayrates may be affected over time. Longer term fleet utilization and dayrates in the U.S. Gulf of Mexico will largely depend upon expectations regarding natural gas prices, access to capital for small to medium sized exploration and production companies, seasonality in the market driven by the risk of hurricanes, and the number and timing of rigs moving from the U.S. Gulf of Mexico to international markets.
     Our international jackup fleet operates in Mexico, the Middle East, Asia Pacific and West Africa. Currently, approximately 25 newbuild jackups are expected to be added to the global market with scheduled delivery by the end of 2008, and approximately 59 additional newbuild jackups have scheduled delivery dates from 2009 through 2011. A high percentage of these units are currently without contracts. We believe the addition of this rig capacity to the market and the reduction in the average contract duration of the existing jackup fleet is likely to result in increased volatility of, and moderation in, international jackup dayrates. In Mexico, there are indications that the demand for rigs is improving, both in terms of contract length and dayrate, as evidenced by recent contract announcements. Our rigs completing contracts in Mexico have been receiving short-term extensions, while the political and budgetary constraints have temporarily delayed the ability of Petroleos Mexicanos S.A. (“PEMEX”) to enter into new contracts or full contract extensions. As a result, there may be some idle time between contracts, but we believe that long-term demand for rigs in Mexico will remain strong. However, as PEMEX changes its focus toward new field exploration and development prospects that increasingly require the use of more sophisticated jackup rigs, we believe the demand for mat-supported jackup rigs could decline. Given this environment, it may be necessary for us to seek work in other markets or stack rigs currently operating in Mexico.
     We experienced approximately 210 and 525 days of shipyard maintenance and upgrade projects for the three and six months ended June 30, 2008, respectively, for our existing fleet as compared to approximately 315 and 670 days for the three and six months ended June 30, 2007, respectively. For 2008, we expect the total number of shipyard days to be approximately 690 as compared to 1,350 days for 2007. These shipyard projects may be subject to delays. For our ultra-deepwater drillships under construction, we have attempted to mitigate risks of delay by selecting the same shipyard for all three construction projects with fixed-fee contracts, although some of our other risks with respect to these construction projects, such as work stoppages, disputes with the shipyard, shipyard financial and other difficulties and adverse weather conditions, are more concentrated.
Backlog
     Our backlog at June 30, 2008, totaled approximately $8.9 billion for our executed contracts. Approximately $1.8 billion of this backlog is expected to be realized in the next 12 months. Our backlog at December 31, 2007 was approximately $4.9 billion. We calculate our backlog, or future contracted revenue for our offshore fleet, as the contract dayrate multiplied by the number of days remaining on the contract, assuming full utilization. Backlog excludes revenues for mobilization, demobilization, contract preparation, customer reimbursables and performance bonuses. The amount of actual revenues earned and the actual periods during which revenues are earned will be different than the amount disclosed or expected due to various factors. Downtime due to various operating factors, including unscheduled repairs, maintenance, weather and other factors, may result in lower applicable dayrates than the full contractual operating dayrate, as well as the ability of our customers to terminate contracts under certain circumstances.
     The following table reflects the percentage of rig days committed by year as of June 30, 2008. The percentage of rig days committed is calculated as the ratio of total days committed under firm contracts, as well as scheduled shipyard, survey and mobilization days, to total available days in the period. Total available days have been calculated based on the expected delivery dates for our three ultra-deepwater rigs under construction.

	For the Years Ending December 31,
	2008(1)	2009	2010	2011
Rig Days Committed
Deepwater	100%	93%	84%	70%
Midwater	100%	70%	50%	50%

(1)	Represents a six-month period beginning July 1, 2008.
Drilling Contract Update
     Deepwater
     In February 2008, we were awarded six-year contract extensions beginning in late-2010 for the Pride Rio de Janeiro and the Pride Portland at substantially higher dayrates than their previous contract dayrates. In April 2008, we finalized a five-year contract that commenced in July 2008 for our deepwater drillship the Pride Angola at significantly higher dayrates. In July 2008, we were awarded a short-term contract expected to commence in mid-2009 for the Pride South Pacific at leading-edge dayrates for a moored semisubmersible.

     Midwater
     The Pride Mexico completed its shipyard project in March 2008 and mobilized to Brazil, where it has commenced a five-year contract beginning in July 2008. The Sea Explorer completed its shipyard project and commenced a new contract in late July 2008 at a substantially higher dayrate than its previous contract.
     Jackups
     The Pride Florida, which had been idle since August 2007, began working under a new contract in April 2008 that will run through October 2008. Also during the quarter, the Pride Alaska, Pride Missouri, Pride New Mexico and Pride Nevada were awarded new contracts or contract extensions at dayrates exceeding previously contracted rates. In June 2008, the Pride Montana began working under a three-year contract with the same customer as its previous contract at a substantially higher dayrate. PEMEX planned to release the Pride California early from its existing contract; however, PEMEX has provided other work for the rig through the end of the contract term in October 2008.
Segment Review
     Our operations consist of one reportable segment, Offshore Drilling Services. The following table summarizes our revenue and earnings from continuing operations by the type of rig within our Offshore Drilling Services and our other continuing operations. We have included our seven land rigs and other operations in Other.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Offshore Drilling Services
Deepwater	$208.2	$166.9	$402.5	$304.7
Midwater	80.9	95.7	159.7	175.9
Jackups — U.S.	56.0	64.8	107.7	144.2
Jackups — International	148.0	127.4	304.3	230.7
Other Offshore	40.8	47.3	90.9	87.5

Total Offshore Drilling Services	533.9	502.1	1,065.1	943.0
Other	26.5	27.9	52.2	58.1
Corporate	(0.1)	—	0.4	—

Total	$560.3	$530.0	$1,117.7	$1,001.1

Earnings from continuing operations:
Offshore Drilling Services
Deepwater	$106.2	$74.9	$199.0	$126.5
Midwater	20.2	44.7	48.1	76.7
Jackups — U.S.	14.3	23.4	23.7	61.8
Jackups — International	71.6	57.4	144.1	96.6
Other Offshore	25.0	7.8	32.9	12.1

Total Offshore Drilling Services	237.3	208.2	447.8	373.7
Other	0.8	19.5	1.5	22.2
Corporate	(36.6)	(31.1)	(70.6)	(65.5)

Total	$201.5	$196.6	$378.7	$330.4

     The following table summarizes our average daily revenues and percentage utilization by type of offshore rig in our fleet:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2008		2007		2008		2007
	Average		Average		Average		Average
	Daily	Utilization	Daily	Utilization	Daily	Utilization	Daily	Utilization
	Revenues (1)	(2)	Revenues (1)	(2)	Revenues (1)	(2)	Revenues (1)	(2)
Deepwater	$298,400	96%	$235,800	97%	$287,200	96%	$215,400	98%
Midwater	$217,800	68%	$203,500	86%	$220,900	66%	$175,000	93%
Jackups — U.S.	$67,800	83%	$83,600	71%	$70,600	78%	$88,000	75%
Jackups — Intl	$109,300	87%	$100,600	87%	$110,400	88%	$95,500	83%
Other	$48,300	80%	$48,100	67%	$50,100	75%	$47,000	67%

(1)	Average daily revenues are based on total revenues for each type of rig divided by actual days worked by all rigs of that type. Average daily revenues will differ from average contract dayrate due to billing adjustments for any non-productive time, mobilization fees, demobilization fees, performance bonuses and charges to the customer for ancillary services.

(2)	Utilization is calculated as the total days worked divided by the total days in the period.
Deepwater
     Revenues increased $41.3 million, or 25%, for the three months ended June 30, 2008 over the comparable period in 2007. The increase in revenue is due primarily to higher dayrates from the Pride North America and a one-well farm-out assignment for the Pride Rio de Janeiro, which contributed approximately $15 million of incremental revenue over the rig’s long-term contract rate, partially offset by approximately $3.1 million decline in revenue for 19 days of unscheduled maintenance on the Pride Brazil. Average daily revenues for the three months ended June 30, 2008 increased 27% over 2007 primarily due to the higher contract dayrates for the Pride North America. Earnings from operations increased $31.3 million, or 42%, for the three months ended June 30, 2008 over the comparable period in 2007 due to an increase in revenues and a decrease in depreciation expense from the change in estimate of useful lives effective July 2007, partially offset by an increase in labor costs for our rig crews. Utilization declined slightly for the three months ended June 30, 2008 as compared to the same period in 2007, primarily due to the repair time for the Pride Brazil.
     Revenues increased $97.8 million, or 32%, for the six months ended June 30, 2008 over the comparable period in 2007 as we continue to recontract our deepwater units at higher dayrates, reflecting continued strong demand. The increase in revenue is due primarily to new contracts commencing for the Pride South Pacific and Pride North America, which contributed approximately $69 million of incremental revenue. The one-well farm-out of the Pride Rio de Janeiro by Petrobras contributed another $15 million for the 2008 period as compared to the same period in 2007. Average daily revenues for the six months ended June 30, 2008 increased 33% over 2007 primarily as a result of these increases. Earnings from operations increased $72.5 million, or 57%, for the six months ended June 30, 2008 over the comparable period in 2007 due to an increase in revenues and a decrease in depreciation expense from the change in estimate of useful lives effective July 2007. The increase in earnings from operations was partially offset by an increase in total labor costs for our rig crews and repairs and maintenance. Utilization declined for the six months ended June 30, 2008 as compared to the same period in 2007 as the Pride Rio de Janeiro, which worked during the entire period in 2007, was out for 16 days in the 2008 period to complete repairs related to the water ingress in late 2007.
Midwater
     Revenues decreased $14.8 million, or 15%, for the three months ended June 30, 2008 over the comparable period in 2007 due primarily to 61 days of out of service time on the Pride South Atlantic, Pride Venezuela and Sea Explorer for repairs. Partially offsetting the lost revenue from this repair time was $4.8 million of incremental revenue from the Pride South Seas, which is currently under contract at substantially higher dayrates over the comparable period in 2007. Average daily revenue increased 7% for the three months ended June 30, 2008 over the comparable period in 2007. Earnings from operations decreased $24.5 million, or 55%, for the three months ended June 30, 2008 over the comparable period in 2007 due to the decline in revenues and higher repair and maintenance costs for the Pride Mexico, Pride South Atlantic and Sea Explorer in 2008. Utilization of our midwater fleet decreased to 68% for the three months ended June 30, 2008 from 86% for the three months ended June 30, 2007, primarily due to the out of service time of the Sea Explorer, which was undergoing a planned upgrade project in preparation for a new contract.
     Revenues decreased $16.2 million, or 9%, for the six months ended June 30, 2008 over the comparable period in 2007 due primarily to the shipyard projects for the Pride Mexico and Pride Venezuela. The decrease in revenue for these shipyard projects was partially offset by incremental revenue from the Pride South Atlantic and Pride South America, which were under contract at substantially higher dayrates over the comparable period in 2007. Average daily revenue increased 26% for the six months ended June 30, 2008 over the comparable period in 2007. Earnings from operations decreased $28.6 million, or 37%, for the six months ended June 30, 2008 over the comparable period in 2007 due to lost revenue days from shipyard projects and higher operating expenses for repair and maintenance for the Pride Mexico, Pride South Seas, Pride South Atlantic and Sea Explorer in 2008. Overall, utilization of our midwater fleet decreased to 66% for the six months ended June 30, 2008 from 93% for the six months ended June 30, 2007. The decline in utilization is primarily attributable to the Pride Mexico and Pride South Seas, which were undergoing upgrade projects in preparation for new contracts.
Jackups — U.S.
     Revenues decreased $8.8 million, or 14%, for the three months ended June 30, 2008 over the comparable period in 2007 primarily due to lower dayrates partially offset by an increase of approximately 50 rig days worked by the fleet. Additionally, our results in the U.S. Gulf of Mexico for the three months ended June 30, 2007 include $6.3 million in revenue for the Pride Oklahoma and Pride Mississippi, which were relocated to Mexico in the third quarter of 2007. Average daily revenue for our U.S. jackup fleet for the three months ended June 30, 2008 decreased 19% over the comparable period in 2007 due to lower dayrates across the fleet. Earnings from operations for the three months ended June 30, 2008 decreased $9.1 million, or 39%, over the comparable period in 2007 due to lower dayrates and increased repair and maintenance costs for the Pride Nevada, partially offset by a reduction in depreciation expense associated with the change in estimate of useful lives effective July 2007. Overall, utilization of our U.S. jackup fleet increased to 83% for the three months ended June 30, 2008 from 71% for the three months ended June 30, 2007. The increase in utilization was principally due to increased activity in the U.S. Gulf of Mexico, partially offset by decreased utilization for the Pride Utah, which was cold stacked in April 2008.
     Revenues decreased $36.5 million, or 25%, for the six months ended June 30, 2008 over the comparable period in 2007, primarily due to the inclusion of $21.1 million in revenue for the six months ended June 30, 2007 for the Pride Oklahoma and Pride Mississippi, which were relocated to Mexico in the third quarter of 2007, and lower dayrates. Average daily revenue for our U.S. jackup fleet for the six months ended June 30, 2008 decreased 20% over the comparable period in 2007 due to lower dayrates. Earnings from operations for the six months ended June 30, 2008 decreased $38.1 million, or 62%, over the comparable period in 2007 due to lower revenue, which was largely attributable to the relocation of the Pride Oklahoma and Pride Mississippi, and increased repair and maintenance costs associated with the Pride Nevada, partially offset by a reduction in depreciation expense associated with the change in estimate of useful lives effective July 2007. Overall, utilization of our U.S. jackup fleet increased to 78% for the six months ended June 30, 2008 from 75% for the six months ended June 30, 2007. The increase in utilization is principally due to increased activity in the U.S. Gulf of Mexico partially offset by the cold stacked Pride Utah and the Pride Florida being idle during the first three months of 2008.
Jackups — International
     Revenues increased $20.6 million, or 16%, for the three months ended June 30, 2008 over the comparable period in 2007. The increase was primarily due to the relocation of two rigs from the U.S. Gulf of Mexico to Mexico in 2007 and increased dayrates for the Pride Texas and Pride Colorado. Average daily revenue of our international jackup fleet for the three months ended June 30, 2008 increased 9% over the comparable period in 2007 principally due to the timing of contract assignments for two of our rigs operating in Mexico, which recontracted to higher market dayrates in the third quarter of 2007. Earnings from operations for the three months ended June 30, 2008 increased $14.2 million, or 25%, over the comparable period in 2007 due to higher revenues and the relocation of the Pride Oklahoma and Pride Mississippi, partially offset by higher operating costs for rig crew labor. Overall, utilization of our international jackup fleet was unchanged at 87% for the three months ended June 30, 2008 from the three months ended June 30, 2007.
     Revenues increased $73.6 million, or 32%, for the six months ended June 30, 2008 over the comparable period in 2007. The increase was primarily the result of the relocation of two rigs from the U.S. Gulf of Mexico to Mexico in early 2007 and higher dayrates for the Pride Texas and Pride Colorado. Average daily revenue of our international jackup fleet for the six months ended June 30, 2008 increased 16% over the comparable period in 2007, principally due to the timing of contract assignments for two of our rigs operating in Mexico, which recontracted to higher market dayrates in the third quarter of 2007. Earnings from operations for the six months ended June 30, 2008 increased $47.5 million, or 49%, over the comparable period in 2007 due to improved dayrates and the increased utilization of the Pride Wisconsin and Pride Tennessee. Overall, utilization of our international jackup fleet increased to 88% for the six months ended June 30, 2008 from 83% for the six months ended June 30, 2007. The increased utilization was primarily the result of decreased shipyard activity for the six months ended June 30, 2008 over the comparable period in 2007.
Other Offshore
     Other offshore includes the drilling management services we provide for five deepwater drilling rigs under management contracts that expire from 2011 to 2012, as well as our platform rig fleet prior to its sale in May 2008.
     Revenues decreased $6.5 million, or 14%, for the three months ended June 30, 2008 over the comparable period in 2007 primarily due to the sale of our platform rig fleet in May 2008. Additionally, we experienced a $2.7 million decline in revenue for the second quarter in connection with the suspension of drilling operations by our customer for one of our managed rigs in May 2008. An 11% decline in days worked resulting from the sale of our platform rigs was offset by higher dayrates for several of our platform rigs. Average daily revenue for our other offshore assets for the three months ended June 30, 2008 was relatively unchanged over the comparable period in 2007. Earnings from operations increased $17.2 million, or 221%, for the three months ended June 30, 2008 over the comparable period in 2007 primarily due to the gain on sale of our platform fleet of $18 million, partially offset by a decline in revenue resulting from fewer operating days, higher labor costs and increased transportation costs in Mexico. Utilization of our other offshore assets increased to 80% for the three months ended June 30, 2008 from 67% for the three months ended June 30, 2007 largely due to the sale of the platform fleet in May 2008. Our U.S. platform rig fleet had a lower average utilization than the other rigs due to the number of idle platform rigs.
     Revenues increased $3.4 million, or 4%, for the six months ended June 30, 2008 over the comparable period in 2007 primarily due to increased dayrates, partially offset by a reduction in revenue resulting from the sale of our platform fleet in May 2008. Additionally, we activated an additional platform rig from idle status in January 2008, which provided approximately $3.9 million in incremental revenues for the six months ended June 30, 2008 over the comparable period in 2007. Average daily revenue for our other offshore assets for the six months ended June 30, 2008 increased 7% over the comparable period in 2007 due to higher dayrates. Earnings from operations increased $20.8 million, or 172%, for the six months ended June 30, 2008 over the comparable period in 2007, primarily due to the gain on sale of our platform fleet and increased revenue, partially offset by higher labor costs and transportation costs in Mexico. Utilization of our other offshore assets increased to 75% for the six months ended June 30, 2008 from 67% for the six months ended June 30, 2007 largely due to the sale of the platform fleet in May 2008, which had a lower average utilization than other rigs due to the number of idle platform rigs.
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
     The following table presents selected consolidated financial information for our continuing operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)		(in millions)
REVENUES	$560.3	$530.0	$1,117.7	$1,001.1

COSTS AND EXPENSES
Operating costs, excluding depreciation and amortization	285.3	249.1	579.4	494.2
Depreciation and amortization	54.2	60.7	107.2	120.8
General and administrative, excluding depreciation and amortization	36.9	32.2	70.1	64.6
Gain on sales of assets, net	(17.6)	(8.6)	(17.7)	(8.9)

	358.8	333.4	739.0	670.7

EARNINGS FROM OPERATIONS	201.5	196.6	378.7	330.4

OTHER INCOME (EXPENSE), NET
Interest expense	(5.8)	(20.5)	(16.3)	(41.6)
Refinancing charges	—	—	(1.2)	—
Interest income	5.0	0.3	12.4	0.9
Other income (expense), net	(0.4)	0.4	9.4	(1.3)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	200.3	176.8	383.0	288.4
INCOME TAXES	(48.7)	(55.3)	(95.3)	(92.2)
MINORITY INTEREST	—	(1.4)	—	(2.4)

INCOME FROM CONTINUING OPERATIONS	$151.6	$120.1	$287.7	$193.8

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
     Revenues. Revenues for the three months ended June 30, 2008 increased $30.3 million, or 6%, over the comparable period in 2007. For additional information about our revenues, please read “— Segment Review” above.
     Operating Costs. Operating costs for the three months ended June 30, 2008 increased $36.2 million, or 15%, over the comparable period in 2007 primarily due to approximately $24.9 million in higher labor costs for rig crew personnel, including costs for merit increases and retention programs designed to retain key operations personnel. In addition, there was an increase of approximately $10.4 million in repair and maintenance costs for rigs in our deepwater and midwater fleet along with a decline in the U.S. dollar exchange rate, which increased the cost of expenses incurred in foreign currencies. Operating costs as a percentage of revenues were 51% and 47% for the three months ended June 30, 2008 and 2007, respectively.
     Depreciation and Amortization. Depreciation expense for the three months ended June 30, 2008 decreased $6.5 million, or 11%, over the comparable period in 2007. This decrease relates primarily to a reduction in depreciation expense for the three months ended June 30, 2008 as a result of the change in useful life estimates for several of our rigs in prior periods, partially offset by the completion of a number of capitalized shipyard projects during 2007.

     General and Administrative. General and administrative expenses for the three months ended June 30, 2008 increased $4.7 million, or 15%, over the comparable period in 2007, primarily due to increased wages and related benefits, including termination and retirement benefits, and a $3.4 million increase in the amount expensed for upgrades to our information technology infrastructure, partially offset by a decrease of $4.7 million of expenses related to the ongoing investigation described under “— FCPA Investigation” above.
     Gain on Sale of Assets, Net. We had net gain on sale of assets of $17.6 million for the three months ended June 30, 2008, primarily due to the sale of our platform rigs in May 2008. We had net gain on sale of assets of $8.6 million for the three months ended June 30, 2007, primarily due to the sale of an Eastern Hemisphere land rig.
     Interest Expense. Interest expense for the three months ended June 30, 2008 decreased by $14.7 million, or 72%, over the comparable period in 2007 primarily due to a $7.8 million increase in capitalized interest and a reduction in interest expense resulting from lower total debt balances outstanding in the 2008 period as compared to the comparable period in 2007 due to repayment of our 3 1/4% Convertible Senior Notes Due 2033 in May 2008 and our drillship loan facility in March 2008.
     Interest Income. Interest income for the three months ended June 30, 2008 increased by $4.7 million, over the comparable period in 2007 primarily due to investment income earned as a result of maintaining higher cash balances as compared to the comparable period in 2007.
     Other Income (Expense), Net. Other income, net for the three months ended June 30, 2008 decreased by $0.8 million, or 200%, over the comparable period in 2007, primarily due to a $0.7 million decrease for mark-to-market adjustments and cash settlements on interest rate swap and cap agreements.
     Income Taxes. Our consolidated effective income tax rate for continuing operations for the three months ended June 30, 2008 was 24.3% compared with 31.3% for the three months ended June 30, 2007. The lower rate for the 2008 period was principally the result of higher profitability in lower-taxed foreign jurisdictions coupled with the ability to claim credits for foreign taxes paid and accrued.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     Revenues. Revenues for the six months ended June 30, 2008 increased $116.6 million, or 12%, over the comparable period in 2007. For additional information about our revenues, please read “— Segment Review” above.
     Operating Costs. Operating costs for the six months ended June 30, 2008 increased $85.2 million, or 17%, over the comparable period in 2007 primarily due to approximately $53.1 million in higher labor costs for rig crew personnel, including costs for merit increases and retention programs designed to retain key operations personnel. In addition, there was an increase of approximately $16.5 million in repair and maintenance costs for rigs in our deepwater and midwater fleet along with a decline in the U.S. dollar exchange rate, which increased the cost of expenses incurred in foreign currencies. Operating costs in 2008 increased $12.0 million related to reimbursable costs for a shipyard project we supervised for a rig that we provide with labor but we are not responsible for the drilling contract. Operating costs as a percentage of revenues were 52% and 49% for the six months ended June 30, 2008 and 2007, respectively.
     Depreciation and Amortization. Depreciation expense for the six months ended June 30, 2008 decreased $13.6 million, or 11%, over the comparable period in 2007. This decrease relates primarily to a reduction in depreciation expense for the six months ended June 30, 2008 as a result of the change in useful life estimates for several of our rigs, partially offset by the completion of a number of capitalized shipyard projects during 2007.
     General and Administrative. General and administrative expenses for the six months ended June 30, 2008 increased $5.5 million, or 9%, over the comparable period in 2007, primarily due to increased wages and related termination and retirement benefits, and a $5.4 million increase in the amount expensed for upgrades to our information technology infrastructure, partially offset by a decrease of $6.3 million of expenses related to the ongoing investigation described under “— FCPA Investigation” above.

     Gain on Sale of Assets, Net. We had net gain on sale of assets of $17.7 million for the six months ended June 30, 2008, primarily related to the sale of our platform rigs in May 2008. We had net gain on sale of assets of $8.9 million for the six months ended June 30, 2007, primarily due to the sale of an Eastern Hemisphere land rig.
     Interest Expense. Interest expense for the six months ended June 30, 2008 decreased by $25.3 million, or 61%, over the comparable period in 2007 primarily due to a $14.8 million increase in capitalized interest and a reduction in interest expense resulting from lower total debt balances outstanding in the 2008 period due to repayment of our 3 1/4% Convertible Senior Notes Due 2033 in May 2008 and our drillship loan facility in March 2008.
     Interest Income. Interest income for the six months ended June 30, 2008 increased by $11.5 million, over the comparable period in 2007 primarily due to investment income earned as a result of maintaining higher cash balances as compared to the comparable period in 2007.
     Other Income (Expense), Net. Other income, net for the six months ended June 30, 2008 increased by $10.7 million over the comparable period in 2007 primarily due to an $11.4 million gain recorded in the first quarter of 2008 resulting from the sale of our 30% minority interest in a joint venture that operates several land rigs in Oman.
     Income Taxes. Our consolidated effective income tax rate for continuing operations for the six months ended June 30, 2008 was 24.9% compared with 32.0% for the six months ended June 30, 2007. The lower rate for the 2008 period was principally the result of higher profitability in lower-taxed foreign jurisdictions coupled with the ability to claim credits for foreign taxes paid and accrued.
Liquidity and Capital Resources
     Our objective in financing our business is to maintain adequate financial resources and access to additional liquidity. Our $500.0 million senior secured revolving credit facility provides back-up liquidity in the event of an unanticipated significant demand on cash that would not be funded by operations. At June 30, 2008, we had $496.5 million of availability under this facility.
     During the six months ended June 30, 2008, we used cash flows generated from operations as our primary source of liquidity for funding our working capital needs, debt repayment and capital expenditures. We believe that our cash on hand, cash flows from operations and availability under our revolving credit facility will provide sufficient liquidity for the remainder of 2008 to fund our working capital needs, scheduled debt repayments and anticipated capital expenditures. In addition, we will continue to pursue opportunities to expand or upgrade our fleet, which could result in additional capital investment. Subject to the limitations imposed by our existing debt arrangements, we may also in the future elect to return capital to our stockholders by share repurchases or the payment of dividends.
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
     We also review from time to time the possible disposition of assets that we do not consider core to our strategic long-term business plan. Currently, we are evaluating alternatives to maximize the value of our Gulf of Mexico mat-supported jackup fleet. Our evaluation includes consideration of a total separation of that business unit through a distribution to our stockholders or by sale, including through the capital markets. We currently expect the divestiture to take the form of a distribution to our stockholders. We may be unable to complete a transaction on terms we find acceptable or at all.

     In August 2007, we completed the sale of our Latin America Land and E&P Services segments and received approximately $947.1 million of net proceeds. In February 2008, we completed the sale of our three tender-assist rigs and received approximately $210.8 million of net proceeds. In May 2008, we completed the sale of our platform rig fleet for $64.5 of net proceeds. The covenants contained in the indenture governing our 7 3/8% senior notes due 2014 require that we use the net proceeds to acquire assets that are used or useful in our business or to repay senior debt. If the net proceeds not used for these purposes within one year following the closing of the related sale, referred to as “excess proceeds,” are greater than $50 million, we are required to make a pro rata offer to purchase the maximum amount of senior notes at par value that can be purchased with the excess proceeds. We expect that we will not be required to make such an offer with respect to the sales discussed above.
Sources and Uses of Cash for the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007
Cash flows provided by operating activities
     Cash flows from operations were $259.8 million for the six months ended June 30, 2008 compared with $281.7 million for the comparable period in 2007. Cash flows provided by operating activities includes the effects of our discontinued operations, which provided approximately $1.7 million and $29.5 million of operating cash flow for the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 our cash flows from operations were adversely affected by increases in accrued liabilities of $20.4 million due to the deferred gains related to the sale of one of our tender-assist rigs and two of our platform rigs in 2008.
Cash flows used in investing activities
     Cash flows used in investing activities were $215.5 million for the six months ended June 30, 2008 compared with $153.5 million for the comparable period in 2007. The increase in cash flows used in investing activities was due primarily to increased capital expenditures for the six months ended June 30, 2008, as compared to the corresponding period in 2007. Purchases of property and equipment totaled $506.6 million and $170.6 million for the six months ended June 30, 2008 and 2007, respectively. The increase in 2008 is primarily due to the upgrade project for the Pride Mexico and progress payments, equipment purchases and other capitalized costs aggregating $328.1 million in connection with the construction of our three ultra-deepwater drillship construction projects. The cash outflows from these capital expenditures were partially offset by the $210.8 million in net cash proceeds we received upon the closing of the sale of our three tender-assist rigs in the first quarter of 2008, and $64.5 million in net proceeds we received upon closing of the sale of our platform fleet in the second quarter of 2008.
Cash flows used in financing activities
     Cash flows used in financing activities were $428.4 million for the six months ended June 30, 2008 compared with $67.5 million for the comparable period in 2007. Our net cash used for debt repayments included $300.0 million to retire all of the outstanding 3 1/4% Convertible Senior Notes Due 2033, $138.9 million paid in March 2008 to repay in full the outstanding amounts under our drillship loan facility and $15.2 million in scheduled debt repayments. We received proceeds of $2.3 million and $2.1 million from the issuance of common stock under our employee stock purchase plan in the six months ended June 30, 2008 and 2007, respectively. We also received proceeds of $16.9 million and $22.2 million from the exercise of stock options in the six months ended June 30, 2008 and 2007, respectively.
Working Capital
     As of June 30, 2008, we had working capital of $582.6 million compared with $888.0 million as of December 31, 2007. The decrease in working capital is due primarily to the retirement of $300 million of our 3 1/4% convertible senior notes, $328.1 million of expenditures incurred towards the construction of our three ultra-deepwater drillships, and the $138.9 million of cash used to repay the outstanding balance remaining under our drillship loan facility, partially offset by the net proceeds received from the sale of our tender-assist rigs of $210.8 million and the sale of our platform rigs of $64.5 million.

Available Credit Facilities
     We currently have a $500.0 million senior secured revolving credit facility with a group of banks maturing in July 2009. Borrowings under the facility are available for general corporate purposes. We may obtain up to $100.0 million of letters of credit under the revolving credit facility. As of June 30, 2008, there were no outstanding borrowings and $3.5 million of letters of credit outstanding under the facility. Amounts drawn under the facility bear interest at variable rates based on LIBOR plus a margin or the base rate plus a margin. The interest rate margin varies based on our leverage ratio. As of June 30, 2008, our borrowing availability under the senior secured credit facility was approximately $496.5 million.
Other Outstanding Debt
     As of June 30, 2008, in addition to our credit facility, we had the following long-term debt, including current maturities, outstanding:
•	$500.0 million principal amount of 7 3/8% senior notes due 2014;

•	$239.7 million principal amount of notes guaranteed by the United States Maritime Administration.
     In April 2008, we called for redemption all of the outstanding 3 1/4% Convertible Senior Notes Due 2033 in accordance with the terms of the indenture governing the notes. The redemption price was 100% of the principal amount thereof, plus accrued and unpaid interest (including contingent interest) to the redemption date. Holders of the notes could elect to convert the notes into our common stock at a rate of 38.9045 shares of common stock per $1,000 principal amount of the notes, at any time prior to the redemption date. Holders of the notes elected to convert a total of $299.7 million aggregate principal amount of the notes, and the remaining $254,000 aggregate principal amount was redeemed by us on the redemption date. We delivered an aggregate of approximately $300.0 million in cash and approximately 5.0 million shares of common stock in connection with the retirement of the notes.
Other Sources and Uses of Cash
     We expect our purchases of property and equipment for 2008, excluding our new drillship commitments, to be approximately $385 million, of which we spent approximately $184.1 million in the six months of 2008. These purchases are expected to be used primarily for various rig upgrades in connection with new contracts as contracts expire during the year along with other sustaining capital projects. With respect to our three ultra-deepwater drillships currently under construction, we made payments of $306.8 million in the first six months of 2008, with the total estimated remaining costs of approximately $1.5 billion. We anticipate making additional payments for the construction of these drillships of approximately $303 million for the remainder of 2008, approximately $390 million in 2009, approximately $675 million in 2010, and approximately $175 million in 2011. We expect to fund construction of these rigs through available cash, cash flow from operations and borrowings under our revolving credit facility.
     We anticipate making income tax payments of approximately $140 million to $160 million in 2008.
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
Letters of Credit
     We are contingently liable as of June 30, 2008 in the aggregate amount of $222.3 million under certain performance, bid and custom bonds and letters of credit, including $3.5 million in letters of credit issued under our revolving credit facility. As of June 30, 2008, we had not been required to make any collateral deposits with respect to these agreements.

Contractual Obligations
     For additional information about our contractual obligations as of December 31, 2007, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2007. As of June 30, 2008, except with respect to the repayment of the drillship loan facility and the retirement of our 3 1/4% Convertible Senior Notes Due 2033, there were no material changes to this disclosure regarding our contractual obligations made in the annual report.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which is an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements and requires that transactions between entities and non-controlling interests be treated as equity. SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the potential impact of adopting SFAS No. 160 but do not expect its adoption to have a significant impact on our results of operations and financial condition.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is an amendment of SFAS No. 133. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of our derivative and hedging activities. Specifically, it requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. We are evaluating the potential impact of adopting SFAS No. 161 on our disclosures but do not expect its adoption to have any effect on our results of operations and financial condition.
     In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB No. 14-1 will apply to any convertible debt instrument that may be wholly or partially settled in cash and will require the separation of the debt and equity components of cash-settleable convertibles at the date of issuance. The value assigned to the debt component is the estimated value of similar debt instrument without the conversion feature. The difference between the proceeds received and the estimated value of the debt component will be recorded as additional paid-in capital. The difference between the estimated value of the debt at issuance and the par value at the redemption date will be accreted to interest expense over the estimated life of the convertible debt. FSP APB No. 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied retroactively to all periods presented. Early adoption of this FSP is prohibited. We are evaluating the impact of adopting FSP APB No. 14-1 on our results of operations and financial condition.
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
•	market conditions, expansion and other development trends in the contract drilling industry;

•	our ability to enter into new contracts for our rigs, commencement dates for rigs and future utilization rates and contract rates for rigs;

•	customer requirements for drilling capacity and customer drilling plans;

•	contract backlog and the amounts expected to be realized within one year;

•	future capital expenditures and investments in the construction, acquisition and refurbishment of rigs (including the amount and nature thereof and the timing of completion and delivery thereof);

•	future asset sales and repayment of debt;

•	potential sale, distribution to stockholders or other capital market opportunities regarding our mat-supported jackup business;

•	expected use of proceeds from the sale of our Latin America Land and E&P Services segments and other assets;

•	adequacy of funds for capital expenditures, working capital and debt service requirements;

•	future income tax payments and the utilization of net operating loss and foreign tax credit carryforwards;

•	business strategies;

•	expansion and growth of operations;

•	future exposure to currency devaluations or exchange rate fluctuations;

•	expected outcomes of legal, tax and administrative proceedings, including our ongoing investigation into improper payments to foreign government officials, and their expected effects on our financial position, results of operations and cash flows;

•	future operating results and financial condition; and

•	the effectiveness of our disclosure controls and procedures and internal control over financial reporting.
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
Item 4. Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2008 were effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
     During the three months ended June 30, 2008, we have substantially completed our implementation of a new enterprise resource planning (“ERP”) system. The implementation of the ERP system represents a redesign in our internal controls within our accounting and financial reporting system. Post-implementation reviews are being conducted by management to ensure that internal controls surrounding the system implementation were properly designed and are operating effectively to prevent material financial statement errors. There were no other changes in our internal control over financial reporting that occurred during the second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares That
			Part of a	May Yet Be
	Total Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under the Plan
Period	Purchased (1)	Per Share	Plan(2)	(2)
April 1-30, 2008	14,752	$35.60	N/A	N/A
May 1-31, 2008	—	$—	N/A	N/A
June 1-30, 2008	—	$—	N/A	N/A

Total	14,752	$35.60	N/A	N/A

(1)	Represents the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our stockholder-approved long-term incentive plan.

(2)	We did not have at any time during the quarter, and currently do not have, a share repurchase program in place.
Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held in Houston, Texas on May 19, 2008 for the purpose of voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation.
     Stockholders approved the election of eight directors, each to serve for a one-year term, by the following votes:

Name	For	Withheld
David A.B. Brown	116,032,796	14,877,495
Kenneth M. Burke	119,288,763	11,621,528
Archie W. Dunham	119,285,764	11,624,527
David A. Hager	120,198,177	10,712,114
Francis S. Kalman	116,032,871	14,877,420
Ralph D. McBride	82,593,457	48,316,834
Robert G. Phillips	120,203,102	10,707,189
Louis A. Raspino	119,954,165	10,956,126
     Stockholders approved our Amended and Restated 2004 Directors’ Stock Incentive Plan by the following vote:

For:	93,783,887

Against:	14,815,331

Abstain:	300,617

Broker Non-Vote:	22,010,456

     Stockholders ratified the appointment of KPMG LLP as our independent registered public accounting firm for 2008 by the following vote:

For:	130,169,059

Against:	709,980

Abstain:	30,851

Broker Non-Vote:	401
Item 6. Exhibits**

10.1	Summary of certain officer compensation arrangements (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on July 8, 2008, File No. 1-13289).

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Chief Executive and Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Pride and its subsidiaries are parties to several debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii) (A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIDE INTERNATIONAL, INC.
By:	/s/ BRIAN C. VOEGELE
Brian C. Voegele
Senior Vice President and Chief Financial Officer

Date: August 7, 2008

By:	/s/ LEONARD E. TRAVIS
Leonard E. Travis
Vice President and Chief Accounting Officer

Date: August 7, 2008

INDEX TO EXHIBITS

10.1	Summary of certain officer compensation arrangements (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on July 8, 2008, File No. 1-13289).

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Chief Executive and Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Pride and its subsidiaries are parties to several debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii) (A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.