Form 10-Q
period 2008-09-30
PRIDE INTERNATIONAL INC
filed 2008-10-30
CIK 833081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date.

Outstanding as of
October 28, 2008
Common Stock, par value $.01 per share	173,069,798

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Pride International, Inc.
Consolidated Balance Sheets
(In millions, except par value)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$427.9	$890.4
Trade receivables, net	517.8	339.8
Deferred income taxes	133.5	70.1
Prepaid expenses and other current assets	178.7	149.5
Assets held for sale	70.2	82.8

Total current assets	1,328.1	1,532.6

PROPERTY AND EQUIPMENT	5,910.9	5,438.4
Less: accumulated depreciation	1,425.9	1,418.7

Property and equipment, net	4,485.0	4,019.7
INTANGIBLE AND OTHER ASSETS	57.4	61.6

Total assets	$5,870.5	$5,613.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$30.3	$75.8
Accounts payable	119.2	133.1
Accrued expenses and other current liabilities	405.2	428.3
Liabilities held for sale	—	7.4

Total current liabilities	554.7	644.6

OTHER LONG-TERM LIABILITIES	158.4	171.8

LONG-TERM DEBT, NET OF CURRENT PORTION	700.6	1,115.7

DEFERRED INCOME TAXES	298.5	211.4

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 50.0 shares authorized; none issued	—	—
Common stock, $0.01 par value; 400.0 shares authorized; 173.7 and 167.5 shares issued; 173.0 and 166.9 shares outstanding	1.7	1.7
Paid-in capital	1,961.1	1,886.1
Treasury stock, at cost	(13.2)	(9.9)
Retained earnings	2,202.3	1,584.9
Accumulated other comprehensive income	6.4	7.6

Total stockholders’ equity	4,158.3	3,470.4

Total liabilities and stockholders’ equity	$5,870.5	$5,613.9

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.
Consolidated Statements of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended
	September 30,
	2008	2007
REVENUES	$607.2	$520.0

COSTS AND EXPENSES
Operating costs, excluding depreciation and amortization	291.3	256.0
Depreciation and amortization	52.1	48.0
General and administrative, excluding depreciation and amortization	27.6	35.6
Gain on sales of assets, net	(3.0)	(0.2)

	368.0	339.4

EARNINGS FROM OPERATIONS	239.2	180.6

OTHER INCOME (EXPENSE), NET
Interest expense	(2.1)	(18.7)
Refinancing charges	—	—
Interest income	3.0	3.8
Other income (expense), net	5.6	(3.3)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	245.7	162.4
INCOME TAXES	(66.0)	(42.9)
MINORITY INTEREST	—	(1.1)

INCOME FROM CONTINUING OPERATIONS, NET OF TAX	179.7	118.4
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	9.4	283.1

NET INCOME	$189.1	$401.5

BASIC EARNINGS PER SHARE:
Income from continuing operations	$1.04	$0.71
Income from discontinued operations	0.05	1.71

Net income	$1.09	$2.42

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$1.04	$0.67
Income from discontinued operations	1.05	1.58

Net income	$1.09	$2.25

SHARES USED IN PER SHARE CALCULATIONS
Basic	172.7	166.1
Diluted	173.8	178.8
The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.
Consolidated Statements of Operations
(Unaudited)
(In millions, except per share amounts)

	Nine Months Ended
	September 30,
	2008	2007
REVENUES	$1,688.9	$1,469.1

COSTS AND EXPENSES
Operating costs, excluding depreciation and amortization	843.3	715.4
Depreciation and amortization	154.9	164.3
General and administrative, excluding depreciation and amortization	97.7	100.0
Gain on sales of assets, net	(20.8)	(9.1)

	1,075.1	970.6

EARNINGS FROM OPERATIONS	613.8	498.5

OTHER INCOME (EXPENSE), NET
Interest expense	(18.4)	(60.3)
Refinancing charges	(1.2)	—
Interest income	15.4	4.7
Other income (expense), net	15.5	(4.2)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	625.1	438.7
INCOME TAXES	(156.0)	(129.4)
MINORITY INTEREST	—	(3.5)

INCOME FROM CONTINUING OPERATIONS, NET OF TAX	469.1	305.8
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	148.3	343.5

NET INCOME	$617.4	$649.3

BASIC EARNINGS PER SHARE:
Income from continuing operations	$2.76	$1.85
Income from discontinued operations	0.87	2.08

Net income	$3.63	$3.93

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$2.67	$1.74
Income from discontinued operations	0.84	1.93

Net income	$3.51	$3.67

SHARES USED IN PER SHARE CALCULATIONS
Basic	169.9	165.4
Diluted	176.4	178.4
The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.
Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In millions)

							Accumulated
							Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2007	167.5	$1.7	$1,886.1	0.6	$(9.9)	$1,584.9	$7.6	$3,470.4
Comprehensive income
Net income						617.4		617.4
Foreign currency translation							(1.0)	(1.0)
Foreign currency hedges, net of tax							(0.2)	(0.2)

Total comprehensive income						617.4	(1.2)	616.2

Exercise of stock options	1.1	—	18.9					18.9
Tax benefit from stock-based compensation			4.6					4.6
Retirement of 3 1/4% Convertible Notes	5.0	—	31.4					31.4
Stock based compensation under employee and director incentive plans, net	0.1	—	2.3					2.3
Restricted shares surrendered for withholding taxes or forfeited				0.1	(3.3)			(3.3)
Amortization of unearned stock compensation			17.8					17.8

Balance, September 30, 2008	173.7	$1.7	$1,961.1	0.7	$(13.2)	$2,202.3	$6.4	$4,158.3

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$617.4	$649.3
Adjustments to reconcile net income to net cash from operating activities:
Gain on sale of tender-assist rigs	(112.7)	—
Gain on sale of Latin America and E&P Services segments	(33.6)	(265.0)
Gain on sale of equity method investment	(11.4)	—
Depreciation and amortization	159.3	216.3
Amortization and write-offs of deferred financing costs	3.5	3.0
Amortization of deferred contract liabilities	(45.6)	(40.7)
Gain on sales of assets, net	(20.8)	(10.2)
Deferred income taxes	56.7	52.6
Excess tax benefits from stock-based compensation	(6.6)	(7.1)
Stock-based compensation	17.8	17.2
Loss (gain) on mark-to-market of derivatives	—	2.4
Other, net	0.5	4.4
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	(180.1)	(129.0)
Prepaid expenses and other current assets	(2.6)	(2.1)
Other assets	(4.3)	(14.3)
Accounts payable	(28.1)	34.6
Accrued expenses	9.6	(15.6)
Other liabilities	27.2	16.2
Deferred gain on asset sales	(12.6)	—
Increase (decrease) in deferred revenue	(4.2)	0.6
Decrease (increase) in deferred expense	3.0	14.3

NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	432.4	526.9
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(752.8)	(501.7)
Purchase of net assets of acquired entities, including acquisition costs, less cash acquired	—	(45.0)
Proceeds from dispositions of property and equipment	0.9	17.9
Proceeds from sale of tender-assist rigs, net	210.8	—
Proceeds from sale of platform rigs, net	64.5	—
Proceeds from sale of equity method investment	15.0	—
Net proceeds from disposition of Latin America Land and E&P Services segments, net of cash disposed	—	955.5

NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	(461.6)	426.7
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Repayments of borrowings	(529.1)	(578.1)
Proceeds from debt borrowings	68.0	403.0
Decrease in restricted cash	—	1.8
Proceeds from exercise of stock options	18.9	27.0
Excess tax benefits from stock-based compensation	6.6	7.1
Proceeds from issuance of common stock	2.3	2.1

NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	(433.3)	(137.1)
Increase (decrease) in cash and cash equivalents	(462.5)	816.5
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	890.4	64.1

CASH AND CASH EQUIVALENTS, END OF PERIOD	$427.9	$880.6

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.
Notes to Unaudited Consolidated Financial Statements
NOTE 1. GENERAL
Nature of Operations
     Pride International, Inc. (“Pride,” “we,” “our,” or “us”) is a leading international provider of offshore contract drilling services. We provide these services to oil and natural gas exploration and production companies through the operation and management of 45 offshore rigs. We also have four ultra-deepwater drillships under construction.
Basis of Presentation
     In 2007, we completed the sale of our Latin America Land and E&P Services segments. In early 2008, we completed the sale of our three tender-assist rigs. In the third quarter of 2008, we entered into agreements to sell our Eastern Hemisphere land rig operations. The results of operations, for all periods presented, of the assets disposed of or to be disposed of in these transactions have been reclassified to income from discontinued operations. Except where noted, the discussions in the following notes relate to our continuing operations only (see Note 2).
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
Fair Value Accounting
     On January 1, 2008, we adopted, without any impact on our consolidated financial statements, the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, for our financial assets and liabilities with respect to which we have recognized or disclosed at fair value on a recurring basis. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date for nonfinancial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis at least annually. Beginning January 1, 2009, we will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis. We do not expect the provisions of SFAS No. 157 related to these items to have a material effect on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning on or after January 1, 2008. The adoption of the provisions of SFAS No. 159 did not have a material impact on our financial statements.
Pending Accounting Pronouncements
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
     In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB No. 14-1 will apply to any convertible debt instrument that may be wholly or partially settled in cash and will require the separation of the debt and equity components of cash-settleable convertibles at the date of issuance. The value assigned to the debt component is the estimated value of similar debt instrument without the conversion feature. The difference between the proceeds received and the estimated value of the debt component will be recorded as additional paid-in capital. The difference between the estimated value of the debt at issuance and the par value at the redemption date will be accreted to interest expense over the estimated life of the convertible debt. FSP APB No. 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied retroactively to all periods presented. Early adoption of this FSP is prohibited. We are evaluating the impact of adopting FSP APB No. 14-1 on our results of operations and financial condition.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$—	$167.8	$—	$640.7

Income before taxes	—	23.0	(0.2)	101.4
Income taxes	—	(13.0)	—	(39.7)
Gain on disposal of assets, net of tax	1.4	265.0	33.6	265.0

Income from discontinued operations	$1.4	$275.0	$33.4	$326.7

     From the closing date of the sale through September 30, 2008, we recorded a total gain on disposal of $302.2 million, which included certain estimates for the settlement of closing date working capital, valuation adjustments for tax and other indemnities provided to the buyer, and selling costs incurred by us. We have indemnified the purchaser for certain obligations that may arise or be incurred in the future by the purchaser with respect to the business. We believe it is probable that some of these liabilities will be settled with the purchaser in cash. Our total estimated gain on disposal of assets includes a $51.4 million liability based on our fair value estimates for the indemnities. In connection with this divestiture, we recorded additional pre-tax gain on disposal of assets of $36.7 million during the second quarter of 2008 for changes in estimates of certain indemnification obligations. The expected settlement dates for the remaining indemnities vary from within one year to several years for pre-closing tax matters. The final gain may differ from the amount recorded as of September 30, 2008.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$19.4	$23.6	$74.7	$53.0

Income before taxes	2.2	11.0	5.1	14.7
Income taxes	(0.5)	(4.8)	(1.5)	(6.2)
Gain on disposal of assets, net of tax	5.9	—	112.7	—

Income from discontinued operations	$7.6	$6.2	$116.3	$8.5

     From the closing date of the sale through September 30, 2008, we recorded a gain on disposal of our three tender-assist rigs of $112.7 million. We deferred a portion of our total gain for one of the rigs that we will operate under a lease agreement through December 2008. The lease requires us to pay to the buyer all revenues from the operation of the rig, less operating costs and a small per day management fee, which we retain. We are recognizing the deferred gain over the term of the lease agreement. At September 30, 2008, the remaining balance of the unamortized deferred gain is $4.7 million.
     Sale of Eastern Hemisphere Land Rigs. In third quarter of 2008, we entered into agreements to sell our remaining seven land rigs for $95 million in cash. The sale of one rig closed in October 2008. In addition, we entered into an agreement to lease one of the rigs to the buyer until the sale of that rig is completed, which is expected to occur in the first quarter of 2009. We expect the sales of the other five rigs to be completed in the fourth quarter of 2008. The following table presents selected information regarding the results of operations of this operating segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$16.4	$20.4	$52.5	$72.3

Income before taxes	2.6	4.1	6.2	16.2
Income taxes	(2.2)	(2.2)	(7.6)	(7.9)
Gain on disposal of assets, net of tax	—	—	—	—

Income (loss) from discontinued operations	$0.4	$1.9	$(1.4)	$8.3

     We have reclassified the net book value of prepaid expenses, property and equipment and deferred costs for these rigs to assets held for sale as of September 30, 2008. There are no other significant assets to be sold or liabilities to be assumed as part of these agreements.
Other Divestitures
     In May 2008, we sold our entire fleet of platform rigs and related land, buildings and equipment for $66 million in cash. In connection with the sale, we entered into lease agreements with the buyer to operate two platform rigs until their current contracts are completed, which is expected to occur in the second quarter of 2009. The leases require us to pay to the buyer all revenues from the operation of the rigs, less operating costs and a small per day management fee, which we retain. In the second quarter of 2008, we recorded a gain on the sale of the assets of $18.0 million, excluding a deferred gain of approximately $10.9 million for the two rigs that we will operate until the completion of their current drilling contracts. At September 30, 2008, the remaining balance of the unamortized deferred gain is $7.9 million.
NOTE 3. PROPERTY AND EQUIPMENT
     Property and equipment consisted of the following:

	September 30,	December 31,
	2008	2007
Rigs and rig equipment	$4,854.1	$4,856.8
Transportation equipment	7.9	8.6
Buildings	7.2	14.4
Construction-in-progress - newbuild ultra-deepwater drillships	840.9	322.7
Construction-in-progress - other	151.6	186.0
Land	1.6	2.5
Other	47.6	47.4

Property and equipment, cost	5,910.9	5,438.4
Accumulated depreciation and amortization	(1,425.9)	(1,418.7)

Property and equipment, net	$4,485.0	$4,019.7

     In April 2008, we entered into a five-year contract with respect to our drillship under construction with a scheduled delivery in mid-2010. The drilling contract is expected to commence during the fourth quarter of 2010 following the completion of shipyard construction, mobilization of the rig to an initial operating location and customer-acceptance testing. In connection with the contract, the drillship is being modified from the original design to provide enhanced capabilities designed to allow our clients to conduct subsea construction activities and other simultaneous activities, while drilling or completing the well. Including these modifications, amounts already paid, commissioning and testing, we expect the total project cost to be approximately $725 million, excluding capitalized interest.

     In August 2008, we entered into an agreement for the construction of a fourth ultra-deepwater drillship. The agreement provides for an aggregate fixed purchase price of approximately $655 million. The agreement provides that, following shipyard construction, commissioning and testing, the drillship is to be delivered in the fourth quarter of 2011. We have the right to rescind the agreement for delays exceeding certain periods and the right to liquidated damages from the shipyard for delays during certain periods. We expect the total project cost of the rig, including commissioning and testing, to be approximately $745 million, excluding capitalized interest.
NOTE 4. DEBT
     Debt consisted of the following:

	September 30,	December 31,
	2008	2007
Senior secured revolving credit facility	$—	$—
7 3/8% Senior Notes due 2014, net of unamortized discount of $1.8 million and $1.9 million, respectively	498.2	498.1
MARAD notes, net of unamortized fair value discount of $2.6 million and $3.1 million, respectively	232.7	254.5
3 1/4% Convertible Senior Notes due 2033	—	300.0
Drillship loan facility due 2010, interest at LIBOR plus 1.5%	—	138.9

Total debt	730.9	1,191.5
Less: current portion of long-term debt	30.3	75.8

Long-term debt	$700.6	$1,115.7

     Amounts drawn under the senior secured revolving credit facility bear interest at variable rates based on LIBOR plus a margin or the base rate plus a margin. The base rate for purposes of the facility was 5.0% as of September 30, 2008. The interest rate margin varies based on our leverage ratio. As of September 30, 2008, there were $1.0 million of letters of credit outstanding under the facility, and availability was $499.0 million.
     In March 2008, we repaid the outstanding aggregate principal amount of $138.9 million under the drillship loan facility collateralized by the Pride Africa and Pride Angola. In connection with the retirement of the drillship loan facility, we recognized a charge of $1.2 million related to the write-off of unamortized debt issuance costs, which is included in “Refinancing charges.” We also settled all of the related interest rate swap and cap agreements (see Note 5).
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
NOTE 5. DERIVATIVES & FINANCIAL INSTRUMENTS
Interest Rate Swaps
     The drillship loan facility due 2010 required us to maintain interest rate swap and cap agreements, which were all settled as part of the retirement of the loan facility. We did not designate any of the interest rate swap and cap agreements as hedging instruments as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the changes in fair value of the interest rate swap and cap agreements were recorded in earnings. The total aggregate fair value of the interest rate swap and cap agreements as of December 31, 2007 was an asset of $0.2 million. In March 2008, we recognized a charge of $1.7 million for the realized loss on the settlement of the interest rate swap and cap agreements, which is included in “Other income, net.”

Cash Flow Hedging
     In September 2008, we initiated a foreign currency hedging program to moderate the change in value of forecasted payroll transactions and related costs denominated in Euros. We are hedging a portion of these payroll and related costs using forward contracts. When the U.S. dollar strengthens against the Euro, the decline in the value of the forward contracts is offset by lower future payroll costs. Conversely, when the U.S. dollar weakens, the increase in value of forward contracts offsets higher future payroll costs. The maximum amount of time that we are hedging our exposure to Euro-denominated forecasted payroll costs is six months. The aggregate notional amount of these forward contracts, expressed in U.S. dollars, was $8.5 million at September 30, 2008.
     All of our foreign currency forward contracts were accounted for as cash flow hedges under SFAS No. 133. The fair market value of these derivative instruments is included in prepaid expenses and other current assets or accrued expenses and other current liabilities, with the cumulative unrealized gain or loss included in accumulated other comprehensive income in our consolidated balance sheet. The estimated fair market value of our outstanding foreign currency forward contracts resulted in a liability of approximately $0.2 million at September 30, 2008. Hedge effectiveness is measured quarterly based on the relative cumulative changes in fair value between derivative contracts and the hedge item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings and recorded to other income (expense). We did not recognize a gain or loss due to hedge ineffectiveness in our consolidated statements of operations for the three months ended September 30, 2008 related to these derivative instruments.
     The balance of the net unrealized gain related to our foreign currency forward contracts in accumulated other comprehensive income is as follows:

Three and Nine
Months Ended
September 30,
2008
Net unrealized gain at beginning of period	$—
Activity during period:
Settlement of forward contracts outstanding at beginning of period	—
Net unrealized gain on outstanding foreign currency forward contracts	(0.2)

Net unrealized gain at end of period	$(0.2)

Fair Value of Financial Instruments
     The following table presents the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

September 30, 2008
Estimated Fair Value Measurements
		Quoted Prices	Significant	Significant
		in	Other	Unobservable
	Carrying	Active Markets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
Derivative Instruments:
Foreign currency forward contracts	$(0.2)	$—	$(0.2)	$—
     The derivative instruments have been valued using a combined income and market based valuation methodology based on forward exchange curves and credit. These curves are obtained from independent pricing services reflecting broker market quotes. Our cash and cash equivalents, accounts receivable and accounts payable are by their nature short-term. As a result, the carrying value included in the accompanying consolidated balance sheets approximate fair value.

NOTE 6. INCOME TAXES
     Our consolidated effective income tax rate for continuing operations for the three months ended September 30, 2008 was 26.9% compared with 26.4% for the three months ended September 30, 2007. The higher tax rate in 2008 was due to discrete tax adjustments in 2008.
     Our consolidated effective income tax rate for continuing operations for the nine months ended September 30, 2008 was 25.0% compared with 29.5% for the nine months ended September 30, 2007. The lower rate for 2008 was principally the result of higher profitability in lower-taxed foreign jurisdictions.
NOTE 7. EARNINGS PER SHARE
     A reconciliation of the numerator and the denominator of our basic and diluted earnings per share from continuing operations follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Income from continuing operations — basic	$179.7	$118.4	$469.1	$305.8
Interest expense on convertible notes	—	2.7	3.6	8.0
Income tax effect	—	(0.9)	(1.2)	(2.8)

Income from continuing operations — diluted	$179.7	$120.2	$471.5	$311.0

Weighted average shares of common stock outstanding — basic	172.7	166.1	169.9	165.4
Convertible notes	—	11.7	5.5	11.7
Stock options	0.5	0.7	0.6	0.9
Restricted stock awards	0.6	0.3	0.4	0.4

Weighted average shares of common stock outstanding — diluted	173.8	178.8	176.4	178.4

Income from continuing operations per share:
Basic	$1.04	$0.71	$2.76	$1.85
Diluted	$1.04	$0.67	$2.67	$1.74
     The calculation of weighted average shares of common stock outstanding — diluted for the three months ended September 30, 2008 and 2007 excludes 0.6 million and 1.0 million shares of common stock, respectively, issuable pursuant to outstanding stock options and restricted stock awards because they were antidilutive. The calculation of weighted average shares of common stock outstanding — diluted for the nine months ended September 30, 2008 and 2007 excludes 0.9 million and 1.1 million shares of common stock, respectively, issuable pursuant to outstanding stock options and restricted stock awards because they were antidilutive.
NOTE 8. EMPLOYEE STOCK PLANS
     Our employee stock-based compensation plans provide for the granting or awarding of stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards and cash awards to directors, officers and other key employees.
     For the nine months ended September 30, 2008, we granted approximately 522,000 stock options at a weighted average exercise price of $34.48. The weighted average fair value per share of these stock-based awards estimated on the date of grant using the Black-Scholes option pricing model was $12.92. For our 2008 stock option grants, our estimate for the expected life of the awards was adjusted from 6.3 years to 5.3 years. There were no other significant changes in the weighted average assumptions used to calculate the Black-Scholes fair value of stock-based awards granted during the nine months ended September 30, 2008 from those used in 2007 as reported in Note 11 of our Annual Report on Form 10-K for the year ended December 31, 2007.
     During the nine months ended September 30, 2008, we also granted approximately 930,000 restricted stock awards with a weighted average grant-date fair value per share of $34.00.

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
Loss of Pride Wyoming
     In September 2008, the Pride Wyoming was deemed a total loss for insurance purposes after it was severely damaged and sank as a result of Hurricane Ike. The rig had a net book value of approximately $14 million and was insured for $45 million. We have collected a total of $25 million through October 2008 for the insured value of the rig, which is net of our loss retention of $20 million. In addition, we expect to incur costs in the range of $22 million to $29 million for removal of the wreckage and salvage operations. These costs in excess of a $1 million retention are expected to be covered by our insurance. We do not expect the loss of the Pride Wyoming to have a significant adverse effect on our financial position, results of operations and cash flows.
     The hull of the Pride Wyoming settled on a pipeline. Without specifying an amount of damages, the owner of the pipeline has requested that we pay for all costs, expenses and other losses associated with the damage, including loss of revenue. Other pieces of the rig may have also caused damage to certain other offshore structures. In October 2008, we filed a complaint in U.S. Federal District Court pursuant to the Limitation of Liability Act, which has the potential to statutorily limit our exposure for claims arising out third party damages caused by the loss of the Pride Wyoming. Additionally, we have insurance that we believe would cover any potential claim by the pipeline owner or other third parties related to this matter. Based on the information available to us at this time, we do not expect the outcome of this potential claim to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of this potential claim.

NOTE 10. SEGMENT AND ENTERPRISE-RELATED INFORMATION
     Our operations consist of one reportable segment, Offshore Drilling Services. During the third quarter of 2008, we agreed to sell our seven-rig Eastern Hemisphere land rig operation, which was considered an operating segment that was not required to be separately reported, and we have classified this segment as discontinued operations. As a result of the classification of this operating segment, certain operating and administrative costs were reallocated to our continuing operations for all periods presented.
     Revenues by type of rig are listed below. We consider our drillships and our semisubmersible rigs capable of operating in water depths of 4,500 feet and greater as deepwater and our semisubmersible rigs capable of operating in water depths of less than 4,500 feet as midwater. Our jackups operate in water depths up to 300 feet. Other includes our deepwater management contracts, our platform rig operations that were sold in May 2008 and our other operations. Comparative data relating to our revenue by rig type is listed below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Asset Class
Deepwater	$241.7	$176.1	$644.2	$480.8
Midwater	120.3	88.0	280.1	263.9
Jackups — U.S.	62.3	55.7	169.9	199.9
Jackups — International	147.9	149.8	452.3	380.4
Other	35.0	50.1	142.0	143.8
Corporate	—	0.3	0.4	0.3

Total	$607.2	$520.0	$1,688.9	$1,469.1

     For the three-month periods ended September 30, 2008 and 2007, we derived 87% and 85%, respectively, of our revenues from countries other than the United States. For the nine-month periods ended September 30, 2008 and 2007, we derived 86% and 81%, respectively, of our revenues from countries other than the United States.
Significant Customers
     Our significant customers for each reporting period were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Petroleos Mexicanos S.A.	18%	29%	22%	23%
Petroleo Brasileiro S.A.	22%	8%	17%	12%
BP America and affiliates	10%	7%	10%	7%
Total and affiliates	10%	8%	9%	8%

NOTE 11. OTHER SUPPLEMENTAL INFORMATION
     Supplemental cash flows and non-cash transactions were as follows:

	Nine Months Ended
	September 30,
	2008	2007
Cash paid for:
Interest	$53.0	$66.7
Income taxes	114.4	111.4

Change in capital expenditures in accounts payable	$14.2	$32.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of September 30, 2008 and for the three months and nine months ended September 30, 2008 and 2007 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2007. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.
Overview
     We are one of the world’s largest offshore drilling contractors operating, as of October 28, 2008, a fleet of 45 offshore rigs, consisting of two deepwater drillships, 12 semisubmersible rigs, 27 jackups and four managed deepwater drilling rigs. We also have four ultra-deepwater drillships under construction. Our customers include major integrated oil and natural gas companies, state-owned national oil companies and independent oil and natural gas companies. Our competitors range from large international companies offering a wide range of drilling services to smaller companies focused on more specific geographic or technological areas.
     We operate in many of the significant deepwater oil and natural gas basins throughout the world, including Brazil, West Africa and the Gulf of Mexico. In addition to our owned deepwater fleet, we also manage the drilling operations for four deepwater rigs owned by our customers. With our combined owned and managed fleet, we believe that we are the one of the largest operators of deepwater rigs and that our deepwater fleet is among the youngest in the industry, with seven of our eight owned deepwater rigs having been placed into service since 1999. We believe our deepwater experience and the age of our fleet gives us a competitive advantage for contract opportunities, including newbuild prospects, over our competitors with older, lower specification rigs or competitors with less operating and engineering experience in deepwater.
     We are increasing our emphasis on deepwater and other high specification drilling solutions. We believe that customer demands to explore and develop deepwater fields will exceed the capacity of the existing deepwater fleet for the next several years. Consistent with this view, we have invested or committed to invest over $3.6 billion in the expansion of our deepwater fleet. Since 2005, our investments include acquiring the remaining 49% interests in our two existing drillships, acquiring the remaining 70% interests in two of our deepwater semisubmersible rigs in Brazil, and expanding our drillship fleet through the construction of three ultra-deepwater drillships and the acquisition of another ultra-deepwater drillship under construction, three of which have drilling contracts of at least five years in duration. As part of our focus on deepwater and premium offshore services, we have sought opportunities to dispose of non-core assets to enable us to reinvest our financial and human capital to develop our growth strategy. In 2007, we sold our Latin America Land and E&P Services business for approximately $1 billion in cash. In the first quarter of 2008, we sold our three tender-assist barges for $213 million in cash; in the second quarter of 2008 we sold our fleet of platform rigs for $66 million in cash; and in the third quarter of 2008 we agreed to sell our remaining Eastern Hemisphere land drilling operations for $95 million in cash.
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

     In January 2008, we entered into a five-year contract with respect to the drillship under construction we acquired from Lexton Shipping Ltd. for drilling operations in the U.S. Gulf of Mexico. Scheduled delivery of this rig is in the first quarter of 2010. The contract is expected to commence during the third quarter of 2010 following the completion of shipyard construction, mobilization of the rig to the U.S. Gulf of Mexico and customer acceptance testing. In connection with the contract, the drillship is being modified from the original design to provide enhanced capabilities designed to allow our clients to conduct subsea construction activities and other simultaneous activities, while drilling or completing the well. Including these modifications, amounts already paid, commissioning and testing, we expect the total project cost to be approximately $730 million, excluding capitalized interest.
     In April 2008, we entered into a five-year contract with respect to our drillship under construction with a scheduled delivery in mid-2010. The drilling contract is expected to commence during the fourth quarter of 2010 following the completion of shipyard construction, mobilization of the rig to an initial operating location and customer acceptance testing. In connection with the contract, the drillship is being modified from the original design to provide enhanced capabilities designed to allow our clients to conduct subsea construction activities and other simultaneous activities, while drilling or completing the well. Including these modifications, amounts already paid, commissioning and testing, we expect the total project cost to be approximately $725 million, excluding capitalized interest. Also, while we have previously purchased a license to equip the rig for dual-activity use, the rig will not initially be functional as a dual-activity rig, but can be modified to add this functionality in the future.
     In August 2008, we entered into an agreement for the construction of a fourth ultra-deepwater drillship. The agreement provides for an aggregate fixed purchase price of approximately $655 million. The agreement provides that, following shipyard construction, commissioning and testing, the drillship is to be delivered to us on or before the fourth quarter of 2011. We have the right to rescind the contract for delays exceeding certain periods and the right to liquidated damages for delays during certain periods. We expect the total project cost, including commissioning and testing, to be approximately $745 million, excluding capitalized interest. Although we currently do not have a drilling contract for this drillship, we expect that the anticipated demand resulting from the continuing expansion of customer requirements for deepwater drilling capacity should provide us with a number of opportunities to contract the rig prior to its delivery date.
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
     In July 2008, we entered into agreements to sell our Eastern Hemisphere land rig business, which constitutes our only remaining land drilling operations, for $95 million in cash. The sale of one of the rigs closed in October 2008. In addition, we entered into an agreement to lease one of the rigs to the buyer until the sale of that rig is completed, which is expected to occur in the first quarter of 2009. We expect the sales of the other five rigs to be completed in the fourth quarter of 2008.
     We have reclassified the historical results of operations of our former Latin America Land and E&P Services segments, our three tender-assist rigs and our Eastern Hemisphere land rig operating segment to discontinued operations. Unless noted otherwise, the discussion and analysis that follows relates to our continuing operations only.
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
Potential Financial Crisis Effects on Drilling Market
     A global financial crisis has significantly reduced the availability of credit to businesses in the near-term, but the implications for our industry are uncertain at present. The current financial crisis significantly limits the credit market access of some our customers, particularly independent oil and natural gas companies, which, combined with lower prevailing oil and natural gas commodity prices, may lead to reduced drilling activity in the near term. The effect of this crisis is likely to be more pronounced on shallow water drilling in general and, specifically, our U.S. Gulf of Mexico operations due to shorter contract durations and more limited financial resources of our customer base. Drilling programs that would utilize our midwater and deepwater units have been somewhat insulated to date, due to the longer-term nature of these projects and the relative financial strength of our customers in these areas, typically major integrated oil companies and national oil companies. Should the crisis result in a protracted decline in global economic growth, however, demand for offshore midwater and deepwater drilling services could be adversely affected as global crude oil and natural gas requirements decline and customers adjust exploration and production spending to lower levels.
Loss of Pride Wyoming
     In September 2008, the Pride Wyoming was deemed a total loss for insurance purposes after it was severely damaged and sank as a result of Hurricane Ike. The rig had a net book value of approximately $14 million and was insured for $45 million. We have collected a total of $25 million through October 2008 for the insured value of the rig, which is net of our loss retention of $20 million. In addition, we expect to incur costs in the range of $22 million to $29 million for removal of the wreckage and salvage operations. These costs in excess of a $1 million retention are expected to be covered by our insurance. We do not expect the loss of the Pride Wyoming to have a significant adverse effect on our financial position, results of operations and cash flows.
     The hull of the Pride Wyoming settled on a pipeline. Without specifying an amount of damages, the owner of the pipeline has requested that we pay for all costs, expenses and other losses associated with the damage, including loss of revenue. Other pieces of the rig may have also caused damage to certain other offshore structures. In October 2008, we filed a complaint in U.S. Federal District Court pursuant to the Limitation of Liability Act, which has the potential to statutorily limit our exposure for claims arising out third party damages caused by the loss of the Pride Wyoming. Additionally, we have insurance that we believe would cover any potential claim by the pipeline owner or other third parties related to this matter. Based on the information available to us at this time, we do not expect the outcome of this potential claim to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of this potential claim.
New Contract Announcements
     In July 2008, we were awarded a two-well, estimated 90-day contract for the Pride South Pacific, which is expected to commence during early July 2009. In September 2008, we were awarded a two-year contract for the Sea Explorer for work offshore Brazil. The contract is expected to commence in August 2009, following the completion of an existing contract commitment in the Republic of Congo and mobilization to the new location. In October 2008, the Pride Venezuela was awarded a one-year extension for drilling offshore Angola, placing the rig under firm contract into early 2010. See “- Backlog” below.
Redemption of Convertible Notes
     In April 2008, we called for redemption all of the outstanding 3 1/4% Convertible Senior Notes Due 2033. The notes entitled the holders to elect to convert the notes into our common stock at a rate of 38.9045 shares of common stock per $1,000 principal amount of the notes (or approximately 11.7 million shares in the aggregate) prior to the redemption date. In accordance with the indenture governing the notes, we elected to retire our obligation on the notes tendered for conversion using a combination of cash and common stock. In connection with the retirement of the notes, we delivered to holders an aggregate of approximately $300.0 million in cash and approximately 5.0 million shares of common stock. With our common stock trading above the conversion price of $25.70 during the redemption period, our potential obligation to issue common stock upon conversion of the notes resulted in the inclusion of the full 11.7 million shares in our fully diluted share count. However, our delivery of approximately $300.0 million in connection with the retirement of the principal amount of the notes reduced the number of shares delivered and essentially had the same effect as a share repurchase.
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
Our Business
     We provide contract drilling services to major integrated, government-owned and independent oil and natural gas companies throughout the world. Our offshore drilling fleet competes on a global basis, as offshore rigs are generally highly mobile and may be moved from one region to another in response to demand. While the cost of moving a rig and the availability of rig-moving vessels may cause the supply and demand balance to vary somewhat between regions, significant variations between regions do not tend to persist on a long-term basis because of rig mobility. Key factors in determining which qualified contractor is awarded a contract include pricing, safety record and competency. Rig availability, location and technical ability can also be key factors in the determination. All of our drilling contracts with major customers are on a dayrate basis, where we charge the customer a fixed amount per day regardless of the number of days needed to drill the well. We provide the rigs and drilling crews and are responsible for the payment of rig operating and maintenance expenses. Our customer bears the economic risk and benefit relative to the geologic success of the wells.
     We operate through one reportable segment, Offshore Drilling Services, with a global fleet of offshore rigs. We consider our drillships and our semisubmersible rigs capable of operating in water depths of 4,500 feet and greater as deepwater and our semisubmersible rigs capable of operating in water depths of less than 4,500 feet as midwater. Our jackups operate in water depths up to 300 feet.
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

     Global demand for offshore contract drilling services has remained firm through September 2008 as the industry benefited from increasing global demand for crude oil and natural gas, an increased focus by oil and natural gas companies on offshore prospects and increased global participation by national oil companies. The recent financial crisis and decline in oil and natural gas commodity prices, however, may result in reduced demand for drilling services, particularly in the short-term. Customer requirements for deepwater drilling capacity have exceeded supply in 2008, as successful geological results in deepwater have increased demand for development drilling. This shift toward field development programs, coupled with deepwater exploration efforts, has placed deepwater assets in limited supply beyond the end of the decade. We remain confident that long-term market conditions for deepwater drilling services are favorable and that demand for deepwater rigs will continue to exceed supply for the next several years, producing attractive opportunities for deepwater drilling rigs, including ultra-deepwater rigs like the ones we have under construction. We believe that favorable deepwater drilling economics, geological successes and, in general, more favorable political conditions should continue to encourage the development of new projects by exploration and production companies on a number of major deepwater discoveries. In addition, we believe that the need for deepwater rigs should continue to grow for existing offshore development projects.
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
     Our industry is being affected by shortages of, and increased competition for, skilled rig crew personnel due to the level of activity in the drilling industry. As a result, the costs to attract and retain personnel continue to increase. To better retain and attract skilled rig personnel, we offer competitive compensation programs and have increased our focus on training and management development programs. Our labor costs have increased in 2008, and we believe that trend will continue. We are monitoring the potential effect on retention and availability of skilled rig personnel as the number of new rigs being added to the worldwide fleet in 2008 and 2009, especially by companies with limited operating histories, continues to increase. In addition, increased demand for contract drilling operations has increased demand for oilfield equipment and spare parts, which, when coupled with the consolidation of equipment suppliers, has resulted in longer order lead times to obtain critical spares and other critical equipment components essential to our business, higher repair and maintenance costs and longer out of service time for major repair and upgrade projects. We anticipate maintaining higher levels of critical spares to minimize unplanned downtime. With the current level of business activity, we do not expect these trends to moderate in the near term. However, due to higher market dayrates and our ability to increase dayrates for higher costs, we expect our growth in revenues to continue to outpace our cost increases for the remainder of 2008.
     Our deepwater fleet currently operates in West Africa, Brazil and the Mediterranean Sea, and we have all of our available rig days contracted for the remainder of 2008, 96% contracted in 2009, 87% contracted in 2010, and 80% contracted in 2011 (See “— Backlog” below). Contracts for deepwater rigs tend to be longer term, with some contracts being five or more years in length, reflecting the demand for drilling rigs and our customers’ long-term commitment to deepwater exploration and development. Contract dayrates for the few deepwater rigs with availability in 2009 and 2010 have increased throughout 2008, with leading-edge dayrates reaching $650,000 per day during the year. The combination of geologic successes, especially offshore Brazil, and advances in seismic and drilling technologies have led to greater client demand for deepwater drilling rigs and have contributed to improved drilling economics. In addition, new deepwater markets continue to emerge, such as Mexico and Libya, and are expected to compete for the limited number of units. A growing backlog of field development programs with multi-year durations is evident and, together with continued deepwater exploration activities, is expected to lead to additional deepwater rig demand by our clients with an increased emphasis on technologically advanced units. As a result of this favorable deepwater sector outlook and the limited availability of shipyard delivery slots from proven shipyards, such as those in Korea and Singapore, in August 2008 we entered into an agreement to construct a fourth ultra-deepwater drillship with an expected delivery during the fourth quarter of 2011.
     Our midwater fleet currently operates in West Africa and Brazil. We have all of our available rig days contracted through the remainder of 2008, 97% contracted in 2009, 70% contracted in 2010 and 60% contracted in 2011. Midwater rig activity is supported by a robust deepwater sector and increased midwater needs in regions such as Brazil and Libya. These factors continue to sustain the historically high dayrates for the midwater fleet. Contracts for midwater rigs tend to be shorter in duration than contracts for deepwater rigs, with one to three years as the typical length. We believe strong fundamentals for deepwater rigs, requirements in emerging markets and a limited ability to increase semisubmersible rig supply in the short term will result in favorable midwater rig market conditions through 2009, although prolonged periods of reduced commodity prices could impact midwater markets beyond that time.
     Through the first nine months of 2008, our U.S. jackup fleet operating in the Gulf of Mexico benefited from high commodity prices for oil and natural gas, which enabled smaller, independent producers to take advantage of increases in spot price markets. We are uncertain of the effects of Hurricane Ike, the financial markets crisis and declining oil and natural gas prices on future demand for jackup drilling services in the U.S. Gulf of Mexico. Hurricane Ike damaged some of the transportation infrastructure utilized in the U.S. natural gas and crude oil market, which could adversely affect short-term drilling demand. Expectations by our customers of the future prices of natural gas strongly influence their drilling activity and, generally, our customers accelerate their drilling programs when they perceive that the market conditions are favorable and delay or curtail their drilling programs when they perceive that market conditions are unfavorable. As a result of customer drilling requirements, our U.S. Gulf of Mexico jackup fleet contracts tend to be for shorter periods as compared to international jackup contracts. Rig supply tightened considerably in 2008 because of rig movement to international markets, which is a continuation of a trend over the last several years, and the permanent loss of several units during the active hurricane seasons of 2005 through 2008, including three units lost and one significantly damaged in 2008. Recently, utilization of actively marketed jackups has fallen below 90%, resulting in an increasingly uncertain outlook. If economic conditions continue to be unfavorable and natural gas prices decline further, fleet utilization and dayrates likely will be affected over time. Longer term fleet utilization and dayrates in the U.S. Gulf of Mexico will largely depend upon expectations regarding natural gas prices, access to capital for small to medium sized exploration and production companies, seasonality in the market driven by the risk of hurricanes, and the number and timing of rigs moving from the U.S. Gulf of Mexico to international markets.
     Our international jackup fleet operates in Mexico, the Middle East, Asia Pacific and West Africa. Currently, approximately 19 newbuild jackups have been added to the global market, with 12 more scheduled for delivery by the end of 2008, and approximately 65 additional newbuild jackups have scheduled delivery dates from 2009 through 2011. A high percentage of the units available in the second half of 2009 and beyond are currently without contracts. We believe the addition of this rig capacity to the market and the reduction in the average contract duration of the existing jackup fleet is likely to result in increased volatility of, and moderation in, international jackup dayrates. Some of our rigs completing contracts in Mexico during 2008 have been receiving short-term extensions, while the political and budgetary constraints have temporarily delayed the ability of Petroleos Mexicanos S.A (PEMEX) to enter into new contracts or full contract extensions. With PEMEX’s increased emphasis on independent leg jackups and the shift in geologic prospects to deeper water, the future recontracting opportunities for our mat-supported jackups in Mexico are uncertain and will likely diminish. We have moved five mat-supported units out of Mexico since late 2007. As PEMEX changes its focus toward new field exploration and development prospects that increasingly require the use of independent leg jackup rigs, we believe the demand for mat-supported jackup rigs is likely to decline. Given this environment, it will likely be necessary for us to seek work in other markets, such as the U.S. Gulf of Mexico, or stack rigs currently operating in Mexico when their contracts are complete.
     We experienced approximately 85 and 610 days of shipyard maintenance and upgrade projects for the three and nine months ended September 30, 2008, respectively, for our existing fleet as compared to approximately 245 and 915 days for the three and nine months ended September 30, 2007, respectively. For 2008, we expect the total number of shipyard days to be approximately 660 as compared to 1,350 days for 2007. These shipyard projects may be subject to delays. For our ultra-deepwater drillships under construction, we have attempted to mitigate risks of delay by selecting the same shipyard for all four construction projects with fixed-fee contracts, although some of our other risks with respect to these construction projects, such as work stoppages, disputes with the shipyard, shipyard financial and other difficulties and adverse weather conditions, are more concentrated.

Backlog
     Our backlog at September 30, 2008, totaled approximately $9.0 billion for our executed contracts, with $2.6 billion attributable to our ultra-deepwater rigs under construction. We expect $2.0 billion of our total backlog to be realized in the next 12 months. Our backlog at December 31, 2007 was approximately $4.9 billion. We calculate our backlog, or future contracted revenue for our offshore fleet, as the contract dayrate multiplied by the number of days remaining on the contract, assuming full utilization. Backlog excludes revenues for mobilization, demobilization, contract preparation, customer reimbursables and performance bonuses. The amount of actual revenues earned and the actual periods during which revenues are earned will be different than the amount disclosed or expected due to various factors. Downtime due to various operating factors, including unscheduled repairs, maintenance, weather and other factors, may result in lower applicable dayrates than the full contractual operating dayrate, as well as the ability of our customers to terminate contracts under certain circumstances.
     The following table reflects the percentage of rig days committed by year as of September 30, 2008. The percentage of rig days committed is calculated as the ratio of total days committed under firm contracts, as well as scheduled shipyard, survey and mobilization days, to total available days in the period. Total available days have been calculated based on the expected delivery dates for our three ultra-deepwater rigs under construction.

	For the Years Ending December 31,
	2008(1)	2009	2010	2011
Rig Days Committed
Deepwater	100%	96%	87%	80%
Midwater	100%	97%	70%	60%

(1)	Represents a three-month period beginning October 1, 2008.
Drilling Contract Update
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
     The Pride Mexico completed its shipyard project in March 2008 and mobilized to Brazil, where it has commenced a five-year contract beginning in July 2008. The Sea Explorer completed its shipyard project and commenced a new contract in August 2008 at a substantially higher dayrate than its previous contract.
     For the nine months ended September 30, 2008, our jackup fleet in the U.S. Gulf of Mexico has generally benefited from new contracts or contract extensions at dayrates exceeding previously contracted rates. We have received short-term contract extensions for the Pride California, Pride Nebraska and Pride South Carolina, which are currently operating in Mexico. The Pride Oklahoma and Pride Colorado completed their contracts in Mexico and were mobilized back to the United States. In October 2008, the Pride Mississippi completed its contract in Mexico and is in transit to the U.S. Gulf of Mexico where we may cold stack the rig depending on market conditions. We are marketing the Pride Oklahoma in Mexico and have cold stacked the Pride Colorado.
     In September 2008, our management contract for drilling operations of Kizomba A ended. We were earning approximately $17,000 per day in management fee revenues in 2008 for the Kizomba A.
Asset Class Review
     The following table summarizes our revenues and earnings from continuing operations by the type of rig within our Offshore Drilling Services reportable segment and our other continuing operations. We consider our drillships and our semisubmersible rigs capable of operating in water depths of 4,500 feet and greater as deepwater and our semisubmersible rigs capable of operating in water depths of less than 4,500 feet as midwater. Our jackups operate in water depths up to 300 feet. Other includes our deepwater management contracts, our platform rig operations that were sold in May 2008 and our other operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)		(in millions)
Revenues:
Asset Class
Deepwater	$241.7	$176.1	$644.2	$480.8
Midwater	120.3	88.0	280.1	263.9
Jackups - U.S.	62.3	55.7	169.9	199.9
Jackups - International	147.9	149.8	452.3	380.4
Other	35.0	50.1	142.0	143.8
Corporate	—	0.3	0.4	0.3

Total	$607.2	$520.0	$1,688.9	$1,469.1

Earnings from continuing operations:
Asset Class
Deepwater	$127.9	$80.1	$326.6	$205.8
Midwater	48.8	42.9	96.6	119.2
Jackups - U.S.	17.6	12.2	41.1	73.6
Jackups - International	70.8	76.2	214.6	172.2
Other	4.9	5.6	36.3	29.6
Corporate	(30.8)	(36.4)	(101.4)	(101.9)

Total	$239.2	$180.6	$613.8	$498.5

     The following table summarizes our average daily revenues and percentage utilization by type of offshore rig in our fleet:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2008		2007		2008		2007
	Average		Average		Average		Average
	Daily	Utilization	Daily	Utilization	Daily	Utilization	Daily	Utilization
	Revenues (1)	(2)	Revenues (1)	(2)	Revenues (1)	(2)	Revenues (1)	(2)
Deepwater	$333,600	98%	$242,500	99%	$303,000	97%	$224,600	98%
Midwater	$259,300	84%	$215,900	74%	$235,900	72%	$186,800	86%
Jackups - U.S.	$71,700	87%	$81,200	68%	$71,000	81%	$86,000	73%
Jackups - Intl	$110,700	85%	$107,400	89%	$110,500	87%	$99,800	85%

(1)	Average daily revenues are based on total revenues for each type of rig divided by actual days worked by all rigs of that type. Average daily revenues will differ from average contract dayrate due to billing adjustments for any non-productive time, mobilization fees, demobilization fees, performance bonuses and charges to the customer for ancillary services.

(2)	Utilization is calculated as the total days worked divided by the total days in the period.
Deepwater
     Revenues increased $65.6 million, or 37%, for the three months ended September 30, 2008 over the comparable period in 2007. The increase in revenues is primarily due to higher contracted dayrates for the Pride North America, the Pride Angola and the Pride Carlos Walter, which contributed approximately $57 million of incremental revenues over the comparable period in 2007. Average daily revenues increased 38% for the three months ended September 30, 2008 over the comparable period in 2007 primarily due to the higher contract dayrates of the three rigs noted above. Earnings from operations increased $47.8 million, or 60%, for the three months ended September 30, 2008 over the comparable period in 2007 due to the increase in revenues, partially offset by an increase in total labor costs for our rig crews. Utilization remained relatively unchanged at 98% for the three months ended September 30, 2008 as compared to 99% for the three months ended September 30, 2007.
     Revenues increased $163.4 million, or 34%, for the nine months ended September 30, 2008 over the comparable period in 2007 as our deepwater units earned higher dayrates, reflecting the strong worldwide demand for deepwater rigs. The increase in revenues is primarily due to four of our rigs commencing new contracts at higher dayrates, which contributed approximately $135 million of incremental revenues over the comparable period in 2007. Average daily revenues increased 35% for the nine months ended September 30, 2008 over the comparable period in 2007 primarily due to these higher dayrates. Earnings from operations increased $120.8 million, or 59%, for the nine months ended September 30, 2008 over the comparable period in 2007 due to the increase in revenues and a decrease in depreciation expense from the change in estimate of useful lives effective July 2007. The increase in earnings from operations was partially offset by an increase in total labor costs for our rig crews and repairs and maintenance costs. Utilization remained relatively unchanged at 97% for the nine months ended September 30, 2008 as compared to 98% for the nine months ended September 30, 2007.
Midwater
     Revenues increased $32.3 million, or 37%, for the three months ended September 30, 2008 over the comparable period in 2007 primarily due to $16 million of incremental revenues from the Pride Mexico, which commenced a five-year contract in Brazil beginning in July 2008 and earned no revenues in the comparable period in 2007 due to its shipyard project. The increase in revenues is also due to the Pride South Seas and the Sea Explorer, which commenced new contracts at a substantially higher dayrates over the comparable period in 2007 that added incremental revenues of $17 million. Average daily revenues increased 20% for the three months ended September 30, 2008 over the comparable period in 2007. Earnings from operations increased $5.9 million, or 14%, for the three months ended September 30, 2008 over the comparable period in 2007 due to the increase in revenues, partially offset by an increase in total labor costs for our rig crews and higher repair and maintenance costs for the Pride South Atlantic in 2008. Utilization increased to 84% for the three months ended September 30, 2008 from 74% for the three months ended September 30, 2007 primarily due to the out of service time for the entire third quarter of 2007 for the Pride Mexico while it was in the shipyard for an upgrade project in preparation for a new contract which started in July 2008.
     Revenues increased $16.2 million, or 6%, for the nine months ended September 30, 2008 over the comparable period in 2007 primarily due to $9 million in incremental revenues from the Pride Mexico, which commenced a five-year contract in Brazil in July 2008, and $9 million in incremental revenues from the Pride South America, which is under contract at a substantially higher dayrate over the comparable period in 2007. Partially offsetting these revenues increases was the decrease resulting from out of service time for the Pride Venezuela in 2008 for repairs. Average daily revenues increased 26% for the nine months ended September 30, 2008 over the comparable period in 2007. Earnings from operations decreased $22.6 million, or 19%, for the nine months ended September 30, 2008 over the comparable period in 2007 due to lost revenues days from planned shipyard projects coupled with repair and maintenance expenses for the Pride Mexico and the Pride Venezuela and the unscheduled maintenance for the Pride South Atlantic in 2008. Utilization decreased to 72% for the nine months ended September 30, 2008 from 86% for the nine months ended September 30, 2007. The decline in utilization is primarily attributable to the Pride Mexico and the Pride South Seas, which were undergoing upgrade projects in preparation for new contracts, along with the Pride South Atlantic and the Sea Explorer, which had out of service time in 2008 for unscheduled maintenance and downtime.
Jackups — U.S.
     Revenues increased $6.6 million, or 12%, for the three months ended September 30, 2008 over the comparable period in 2007 primarily due to increased activity in the U.S. Gulf of Mexico, which resulted in a 25% increase in rig days worked by the fleet, partially offset by lower dayrates. Average daily revenues decreased 12% for the three months ended September 30, 2008 over the comparable period in 2007 primarily due to lower dayrates across the fleet. Earnings from operations increased $5.4 million, or 44%, for the three months ended September 30, 2008 over the comparable period in 2007 due to increased revenues and lower relative operating costs, which decreased as a percentage of revenues from 68% in the 2007 period to 62% in the 2008 period. Utilization increased to 87% for the three months ended September 30, 2008 from 68% for the three months ended September 30, 2007. The increase in utilization was primarily due to increased activity in the U.S. Gulf of Mexico, partially offset by decreased utilization for the Pride Utah, which was cold stacked in October 2007, and the loss of the Pride Wyoming during Hurricane Ike in September 2008.

     Revenues decreased $30.0 million, or 15%, for the nine months ended September 30, 2008 over the comparable period in 2007 primarily due to the inclusion of $21.1 million in revenues for the nine months ended September 30, 2007 for the Pride Oklahoma and the Pride Mississippi, which were relocated to Mexico in the third quarter of 2007, and lower dayrates. Average daily revenues decreased 17% for the nine months ended September 30, 2008 over the comparable period in 2007 due to lower dayrates. Earnings from operations decreased $32.5 million, or 44%, for the nine months ended September 30, 2008 over the comparable period in 2007 due to lower revenues, which were largely attributable to the relocation of the Pride Oklahoma and the Pride Mississippi, and increased repair and maintenance costs associated with the Pride Nevada. Utilization increased to 81% for the nine months ended September 30, 2008 from 73% for the nine months ended September 30, 2007. The increase in utilization is primarily due to increased activity in the U.S. Gulf of Mexico partially offset by cold stacking the Pride Utah in October 2007 and the Pride Florida being idle during the first three months of 2008.
Jackups — International
     Revenues decreased $1.9 million, or 1%, for the three months ended September 30, 2008 over the comparable period in 2007 primarily due to the relocation of one rig from Mexico to the U.S. Gulf of Mexico in early 2008 and the cold stacking of the Pride Alabama in May 2008. This decrease was offset largely by increased utilization of the Pride Texas, which was in the shipyard for much of the third quarter of 2007 for regulatory inspection and maintenance, and the relocation of the Pride Mississippi and the Pride Oklahoma to Mexico in the third quarter of 2007. Average daily revenues increased 3% for the three months ended September 30, 2008 over the comparable period in 2007 primarily due to the Pride Cabinda and the Pride Montana, which were under contract during the third quarter of 2008 at substantially higher dayrates than in the third quarter of 2007. Earnings from operations decreased $5.4 million, or 7%, for the three months ended September 30, 2008 over the comparable period in 2007 due to the relocation of the Pride Nevada from Mexico to the U.S. Gulf of Mexico in January 2008 and the cold stacking of the Pride Alabama in April 2008, partially offset by the impact of higher dayrates and utilization experienced by several of our rigs. Utilization decreased to 85% for the three months ended September 30, 2008 from 89% for the three months ended September 30, 2007.
     Revenues increased $71.9 million, or 19%, for the nine months ended September 30, 2008 over the comparable period in 2007 primarily due to increased dayrates for several of our rigs and the relocation of two rigs from the U.S. Gulf of Mexico to Mexico in early 2007. Average daily revenues increased 11% for the nine months ended September 30, 2008 over the comparable period in 2007 primarily due to higher dayrates for several of our rigs, including the Pride Cabinda, the Pride Montana, the Pride Colorado and the Pride Texas. Earnings from operations increased $42.4 million, or 25%, for the nine months ended September 30, 2008 over the comparable period in 2007 due to improved dayrates and the increased utilization of the Pride Texas, the Pride Tennessee and the Pride Wisconsin. Utilization increased to 87% for the nine months ended September 30, 2008 from 85% for the nine months ended September 30, 2007. The increase in utilization is primarily the result of decreased shipyard activity for the nine months ended September 30, 2008 over the comparable period in 2007.
Other
     Other includes the drilling management services we provide for four deepwater drilling rigs under management contracts that expire from 2011 to 2012 (with early termination permitted under certain cases), drilling management services we provided for one deepwater drilling rig under a management contract that expired in September 2008, our platform rig fleet prior to its sale in May 2008, and other operations.
     Revenues decreased $15.1 million, or 30%, for the three months ended September 30, 2008 over the comparable period in 2007 primarily due to the sale of our platform rig fleet in May 2008. The decline in days worked resulting from the sale of our platform rigs was partially offset by higher dayrates for several of our platform rigs. Earnings from operations decreased $0.7 million, or 13%, for the three months ended September 30, 2008 over the comparable period in 2007 primarily due to the gain on sale of our platform fleet of $18 million, partially offset by a decline in revenues resulting from fewer operating days, higher labor costs and increased transportation costs in Mexico.
     Revenues decreased $1.8 million, or 1%, for the nine months ended September 30, 2008 over the comparable period in 2007 primarily due to a reduction in revenues resulting from the sale of our platform rig fleet in May 2008 partially offset by increased dayrates. Earnings from operations increased $6.7 million, or 23%, for the nine months ended September 30, 2008 over the comparable period in 2007 primarily due to the gain on sale of our platform fleet and increased revenues, partially offset by higher labor costs and transportation costs in Mexico.

Discontinued Operations
     In August 2007, we completed the sale of all of the issued and outstanding capital stock of our subsidiaries through which we conducted the business of our Latin America Land and E&P Services segments. In the first quarter of 2008, we completed the sales of our three tender-assist rigs. In July 2008, we agreed to sell our Eastern Hemisphere land rig business. We have reclassified all of our historical operations of the Latin America Land and E&P Services segments, our three tender-assist rigs and our Eastern Hemisphere land rig operating segment to discontinued operations.
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
     The following table presents selected consolidated financial information for our continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)		(in millions)
REVENUES	$607.2	$520.0	$1,688.9	$1,469.1

COSTS AND EXPENSES
Operating costs, excluding depreciation and amortization	291.3	256.0	843.3	715.4
Depreciation and amortization	52.1	48.0	154.9	164.3
General and administrative, excluding depreciation and amortization	27.6	35.6	97.7	100.0
Gain on sales of assets, net	(3.0)	(0.2)	(20.8)	(9.1)

	368.0	339.4	1,075.1	970.6

EARNINGS FROM OPERATIONS	239.2	180.6	613.8	498.5

OTHER INCOME (EXPENSE), NET
Interest expense	(2.1)	(18.7)	(18.4)	(60.3)
Refinancing charges	—	—	(1.2)	—
Interest income	3.0	3.8	15.4	4.7
Other income (expense), net	5.6	(3.3)	15.5	(4.2)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	245.7	162.4	625.1	438.7
INCOME TAXES	(66.0)	(42.9)	(156.0)	(129.4)
MINORITY INTEREST	—	(1.1)	—	(3.5)

INCOME FROM CONTINUING OPERATIONS	$179.7	$118.4	$469.1	$305.8

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     Revenues. Revenues for the three months ended September 30, 2008 increased $87.2 million, or 17%, over the comparable period in 2007. For additional information about our revenues, please read “— Asset Class Review” above.
     Operating Costs. Operating costs for the three months ended September 30, 2008 increased $35.3 million, or 14%, over the comparable period in 2007 primarily due to approximately $22.1 million in higher labor costs for rig crew personnel, including costs for merit increases, retention programs designed to retain key operations personnel and incremental training costs. In addition, there was an increase of approximately $14.9 million in repair and maintenance costs for rigs in our deepwater and midwater fleet and a $6.7 million expense for a non-income tax matter in Angola. Operating costs as a percentage of revenues were 48% and 49% for the three months ended September 30, 2008 and 2007, respectively.
     Depreciation and Amortization. Depreciation expense for the three months ended September 30, 2008 increased $4.1 million, or 9%, over the comparable period in 2007. This increase relates primarily to the completion of a number of capitalized shipyard projects, including the Pride Mexico and Pride South Seas in 2008 and the Pride Texas and Pride South America in the fourth quarter of 2007.
     General and Administrative. General and administrative expenses for the three months ended September 30, 2008 decreased $8.0 million, or 22%, over the comparable period in 2007, primarily due to a decrease of $6.5 million of expenses related to the ongoing investigation described under “— FCPA Investigation” above and a $2.4 million decrease in information technology infrastructure expenditures due to the completion of the upgrade project early in the third quarter of 2008, partially offset by increased wages and benefits.
     Gain on Sale of Assets, Net. We had net gain on sale of assets of $3.0 million for the three months ended September 30, 2008 as a result of the amortization of the deferred gain from the sale of our platform rigs in May 2008. We had net gain on sale of assets, primarily scrap equipment, of $0.2 million for the three months ended September 30, 2007.
     Interest Expense. Interest expense for the three months ended September 30, 2008 decreased by $16.6 million, or 89%, over the comparable period in 2007 primarily due to a $7.6 million increase in capitalized interest and a reduction in interest expense resulting from lower total debt balances outstanding in the 2008 period as compared to the comparable period in 2007 due to repayment of our 3 1/4% Convertible Senior Notes Due 2033 in May 2008 and our drillship loan facility in March 2008.
     Interest Income. Interest income for the three months ended September 30, 2008 decreased by $0.8 million, or 21%, over the comparable period in 2007 due to the decrease in investment income earned as a result of maintaining lower cash balances, primarily due to repayment of debt and payments made for newbuild drillship construction projects, as compared to the comparable period in 2007.
     Other Income (Expense), Net. Other income, net for the three months ended September 30, 2008 increased by $8.9 million, or 270%, over the comparable period in 2007, primarily due to a $5.5 million foreign exchange gain in 2008 as compared to a $2.3 million foreign exchange loss for the comparable period in 2007. In addition, we had a $1.0 million loss in 2007 for mark-to-market adjustments and cash settlements on interest rate swap and cap agreements for our drillship loan facility, which were extinguished in March 2008 in connection with the retirement of the facility.
     Income Taxes. Our consolidated effective income tax rate for continuing operations for the three months ended September 30, 2008 was 26.9% compared with 26.4% for the three months ended September 30, 2007. The higher rate for the 2008 period was principally the result of discrete tax adjustments in 2008.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     Revenues. Revenues for the nine months ended September 30, 2008 increased $219.8 million, or 15%, over the comparable period in 2007. For additional information about our revenues, please read “— Asset Class Review” above.
     Operating Costs. Operating costs for the nine months ended September 30, 2008 increased $127.9 million, or 18%, over the comparable period in 2007 primarily due to approximately $77.5 million in higher labor costs for rig crew personnel, including costs for merit increases, retention programs designed to retain key operations personnel and increased training costs. In addition, there was an increase of approximately $31.7 million in repair and maintenance costs for rigs in our deepwater and midwater fleet along with a decline in the U.S. dollar exchange rate, which increased the cost of expenses incurred in foreign currencies. Operating costs in 2008 increased $7.5 million related to reimbursable costs for a shipyard project we supervised for a rig that we provide with labor but we are not responsible for the drilling contract. Operating costs in 2008 also include a $6.7 million expense for a non-income tax matter in Angola. Operating costs as a percentage of revenues were 50% and 49% for the nine months ended September 30, 2008 and 2007, respectively.

     Depreciation and Amortization. Depreciation expense for the nine months ended September 30, 2008 decreased $9.4 million, or 6%, over the comparable period in 2007. This decrease relates primarily to a reduction in depreciation expense for the nine months ended September 30, 2008 as a result of the change in useful life estimates for several of our rigs, partially offset by the completion of a number of capitalized shipyard projects in 2008.
     General and Administrative. General and administrative expenses for the nine months ended September 30, 2008 decreased $2.3 million, or 2%, over the comparable period in 2007, primarily due to a decrease of $12.7 million of expenses related to the ongoing investigation described under “— FCPA Investigation” above partially offset by increased wages and benefits, and a $3.0 million increase in the amount expensed in 2008 for upgrades to our information technology infrastructure.
     Gain on Sale of Assets, Net. We had net gain on sale of assets of $20.8 million for the nine months ended September 30, 2008, primarily related to the sale of our platform rigs in May 2008. We had net gain on sale of assets of $9.1 million for the nine months ended September 30, 2007, primarily due to the sale of one land rig.
     Interest Expense. Interest expense for the nine months ended September 30, 2008 decreased by $41.9 million, or 69%, over the comparable period in 2007 primarily due to a $22.4 million increase in capitalized interest and a reduction in interest expense resulting from lower total debt balances outstanding in the 2008 period as related to the comparable 2007 period due to repayment of our 3 1/4% Convertible Senior Notes Due 2033 in May 2008 and our drillship loan facility in March 2008.
     Interest Income. Interest income for the nine months ended September 30, 2008 increased by $10.7 million over the comparable period in 2007 primarily due to investment income earned as a result of maintaining higher cash balances as compared to the comparable period in 2007.
     Other Income (Expense), Net. Other income, net for the nine months ended September 30, 2008 increased by $19.7 million over the comparable period in 2007 primarily due to an $11.4 million gain recorded in the first quarter of 2008 resulting from the sale of our 30% minority interest in a joint venture that operates several land rigs in Oman. In addition, we had a $5.1 million foreign exchange gain in 2008 as compared to a $3.9 million foreign exchange loss for the comparable period in 2007.
     Income Taxes. Our consolidated effective income tax rate for continuing operations for the nine months ended September 30, 2008 was 25.0% compared with 29.5% for the nine months ended September 30, 2007. The lower rate for the 2008 period was principally the result of higher profitability in lower-taxed foreign jurisdictions.
Liquidity and Capital Resources
     Our objective in financing our business is to maintain adequate financial resources and access to additional liquidity. Our $500.0 million senior secured revolving credit facility provides back-up liquidity in the event of an unanticipated significant demand on cash that would not be funded by operations. At September 30, 2008, we had $499.0 million of availability under this facility.
     During the nine months ended September 30, 2008, we used cash on hand (including from asset sales) and cash flows generated from operations as our primary source of liquidity for funding our working capital needs, debt repayment and capital expenditures. We believe that our cash on hand, cash flows from operations and availability under our revolving credit facility will provide sufficient liquidity through 2009 to fund our working capital needs, scheduled debt repayments and anticipated capital expenditures, including progress payments for our four drillship construction projects. In addition, we will continue to pursue opportunities to expand or upgrade our fleet, which could result in additional capital investment. Subject to the limitations imposed by our existing debt arrangements, we may also in the future elect to return capital to our stockholders by share repurchases or the payment of dividends.
     We may review from time to time possible expansion and acquisition opportunities relating to our business, which may include the construction or acquisition of rigs or acquisitions of other businesses in addition to those described in this quarterly report. Any determination to construct additional rigs for our fleet will be based on market conditions and opportunities existing at the time, including the availability of long-term contracts with sufficient dayrates for the rigs and the relative costs of building new rigs with advanced capabilities compared with the costs of retrofitting or converting existing rigs to provide similar capabilities. The timing, size or success of any additional acquisition or construction effort and the associated potential capital commitments are unpredictable. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Debt or equity financing may not, however, be available to us at that time due to a variety of events, including, among others, credit rating agency downgrades of our debt, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.
     We also review from time to time the possible disposition of assets that we do not consider core to our strategic long-term business plan. Currently, we are evaluating alternatives to maximize the value of our Gulf of Mexico mat-supported jackup fleet. Our evaluation includes consideration of a total separation of that business unit through a distribution to our stockholders or by sale, including through the capital markets. We currently expect the divestiture to take the form of a distribution to our stockholders. In September 2008, we appointed a Chief Executive Officer of our mat-supported jackup business, and we are currently in discussions with a Chief Financial Officer candidate and certain other officers of that business. We may be unable to complete a transaction on terms we find acceptable or at all.
     In August 2007, we completed the sale of our Latin America Land and E&P Services segments and received approximately $947.1 million of net proceeds. In February 2008, we completed the sale of our three tender-assist rigs and received approximately $210.8 million of net proceeds. In May 2008, we completed the sale of our platform rig fleet for $64.5 of net proceeds. In July 2008, we entered into agreements to sell our seven Eastern Hemisphere land rig operation for $95 million, with the sale of one of such rigs having closed in October 2008. The covenants contained in the indenture governing our 7 3/8% senior notes due 2014 require that we use the net proceeds to acquire assets that are used or useful in our business or to repay senior debt. If the net proceeds not used for these purposes within one year following the closing of the related sale, referred to as “excess proceeds,” are greater than $50 million, we are required to make a pro rata offer to purchase the maximum amount of senior notes at par value that can be purchased with the excess proceeds. We expect that we will not be required to make such an offer with respect to the sales discussed above.
Sources and Uses of Cash for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007
Cash flows provided by operating activities
     Cash flows from operations were $432.4 million for the nine months ended September 30, 2008 compared with $526.9 million for the comparable period in 2007. Higher income from continuing operations was offset by lower depreciation expenses and a reduction in accounts payable and accrued expenses in 2008. Cash flows provided by operating activities includes the effects of our discontinued operations, which provided approximately $2.0 million and $52.6 million of operating cash flow for the nine months ended September 30, 2008 and 2007, respectively.
Cash flows used in investing activities
     Cash flows used in investing activities were $461.6 million for the nine months ended September 30, 2008 compared with $426.7 million of cash received from investing activities for the comparable period in 2007. The cash received from investing activities in 2007 was due to the cash proceeds of $955.5 million from the sale of our Latin America Land and E&P Services segments. Purchases of property and equipment totaled $752.8 million and $501.7 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in 2008 is primarily due to the upgrade project for the Pride Mexico and progress payments, equipment purchases and other capitalized costs aggregating $518 million in connection with the construction of our four ultra-deepwater drillship construction projects. The cash outflows from the 2008 capital expenditures were partially offset by the $290.3 million in net cash proceeds we received upon the closing of various asset sales.
Cash flows used in financing activities
     Cash flows used in financing activities were $433.3 million for the nine months ended September 30, 2008 compared with $137.1 million for the comparable period in 2007. Our net cash used for debt repayments included $300.0 million to retire all of the outstanding 3 1/4% Convertible Senior Notes Due 2033, $138.9 million paid in March 2008 to repay in full the outstanding amounts under our drillship loan facility and $22.2 million in scheduled debt repayments. We also received proceeds of $18.9 million and $27.0 million from the exercise of stock options in the nine months ended September 30, 2008 and 2007, respectively.

Working Capital
     As of September 30, 2008, we had working capital of $773.4 million compared with $888.0 million as of December 31, 2007. The decrease in working capital is due primarily to $518 million of expenditures incurred towards the construction of our four ultra-deepwater drillships and the $138.9 million of cash used to repay the outstanding balance remaining under our drillship loan facility, partially offset by the net proceeds received of $290.3 million from various asset sales in 2008 and an increase in trade receivables of $178.0 million.
Available Credit Facilities
     We currently have a $500.0 million senior secured revolving credit facility with a group of banks maturing in July 2009. Borrowings under the facility are available for general corporate purposes. We may obtain up to $100.0 million of letters of credit under the revolving credit facility. As of September 30, 2008, there were no outstanding borrowings and $1.0 million of letters of credit outstanding under the facility. Amounts drawn under the facility bear interest at variable rates based on LIBOR plus a margin or the base rate plus a margin. The interest rate margin varies based on our leverage ratio. As of September 30, 2008, our borrowing availability under the senior secured credit facility was approximately $499.0 million.
Other Outstanding Debt
     As of September 30, 2008, in addition to our credit facility, we had the following long-term debt, including current maturities, outstanding:
•	$500.0 million principal amount of 7 3/8% senior notes due 2014;

•	$235.3 million principal amount of notes guaranteed by the United States Maritime Administration.
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
Other Sources and Uses of Cash
     We expect our purchases of property and equipment for 2008, excluding our new drillship commitments, to be approximately $325 million, of which we have spent approximately $240 million in the first nine months of 2008. These purchases are expected to be used primarily for various rig upgrades in connection with new contracts as contracts expire during the year along with other sustaining capital projects. With respect to our four ultra-deepwater drillships currently under construction, we made payments of $486 million in the first nine months of 2008, with the total remaining costs estimated to be approximately $2.1 billion. We anticipate making additional payments for the construction of these drillships of approximately $145 million for the remainder of 2008, approximately $670 million in 2009, approximately $750 million in 2010, and approximately $550 million in 2011. We expect to fund construction of these rigs through available cash, cash flow from operations and borrowings under our revolving credit facility.
     We anticipate making income tax payments of approximately $140 million to $160 million in 2008, of which $114.4 million has been paid through September 30, 2008.
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

Letters of Credit
     We are contingently liable as of September 30, 2008 in the aggregate amount of $209.9 million under certain performance, bid and custom bonds and letters of credit, including $1.0 million in letters of credit issued under our revolving credit facility. As of September 30, 2008, we had not been required to make any collateral deposits with respect to these agreements.
Contractual Obligations
     For additional information about our contractual obligations as of December 31, 2007, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2007. As of September 30, 2008, except with respect to the repayment of the drillship loan facility, the retirement of our 3 1/4% Convertible Senior Notes Due 2033 and the shipyard payments under the drillship construction agreement entered into in August 2008, there were no material changes to this disclosure regarding our contractual obligations made in the annual report.
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

Forward-Looking Statements
     This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included in this quarterly report that address activities, events or developments that we expect, project, believe or anticipate will or may occur in the future are forward-looking statements. These include such matters as:
•	market conditions, expansion and other development trends in the contract drilling industry and the economy in general;

•	our ability to enter into new contracts for our rigs, commencement dates for rigs and future utilization rates and contract rates for rigs;

•	customer requirements for drilling capacity and customer drilling plans;

•	contract backlog and the amounts expected to be realized within one year;

•	future capital expenditures and investments in the construction, acquisition and refurbishment of rigs (including the amount and nature thereof and the timing of completion and delivery thereof);

•	future asset sales and the consummation of the sales of our remaining Eastern Hemisphere land rig operations;

•	potential sale, distribution to stockholders or other capital market opportunities regarding our mat-supported jackup business;

•	expected use of proceeds from our asset sales;

•	adequacy of funds for capital expenditures, working capital and debt service requirements;

•	future income tax payments and the utilization of net operating loss and foreign tax credit carryforwards;

•	expected costs for salvage and removal of the Pride Wyoming and expected insurance recoveries with respect to those costs and the damage to offshore structures caused by the loss of the rig;

•	business strategies;

•	expansion and growth of operations;

•	future exposure to currency devaluations or exchange rate fluctuations;

•	expected outcomes of legal, tax and administrative proceedings, including our ongoing investigation into improper payments to foreign government officials, and their expected effects on our financial position, results of operations and cash flows;

•	future operating results and financial condition; and

•	the effectiveness of our disclosure controls and procedures and internal control over financial reporting.
     We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including those described under “— FCPA Investigation” above, in “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2007 and in Item 1A of Part II of this quarterly report and the following:
•	general economic and business conditions, including conditions in the credit markets;

•	prices of oil and natural gas and industry expectations about future prices;

•	ability to adequately staff our rigs;

•	foreign exchange controls and currency fluctuations;

•	political stability in the countries in which we operate;

•	the business opportunities (or lack thereof) that may be presented to and pursued by us;

•	cancellation or renegotiation of our drilling contracts;

•	changes in laws or regulations; and

•	the validity of the assumptions used in the design of our disclosure controls and procedures.
     Most of these factors are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in these statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For information regarding our exposure to interest rate risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our annual report on Form 10-K for the year ended December 31, 2007. There have been no material changes to the disclosure regarding our exposure to certain market risks made in the annual report.
     We operate in a number of international areas and are involved in transactions denominated in currencies other than the U.S. dollar, which expose us to foreign currency exchange rate risk. We utilize local currency borrowings and the payment structure of customer contracts to selectively reduce our exposure to exchange rate fluctuations in connection with monetary assets, liabilities and cash flows denominated in certain foreign currencies. We did not enter into any forward exchange or option contracts in 2007. However, we entered into forward exchange contracts in the third quarter of 2008 to moderate our exposure to fluctuations in payroll costs denominated in Euros and expect to enter into such contracts in the future. We have documented policies and procedures to monitor and control the use of derivative instruments. We do not hold or issue foreign currency forward contracts, option contracts or other derivative financial instruments for speculative purposes. For additional information regarding our foreign currency forward contracts, see Note 5 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this quarterly report.
     For additional information regarding our long-term debt, see Note 4 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this quarterly report.
Item 4. Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2008 were effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
     During the three months ended September 30, 2008, we completed our implementation of a new enterprise resource planning (“ERP”) system. The implementation of the ERP system represents a redesign in our internal controls within our accounting and financial reporting system. Post-implementation reviews are being conducted by management to ensure that internal controls surrounding the system implementation were properly designed and are operating effectively to prevent material financial statement errors. There were no other changes in our internal control over financial reporting that occurred during the third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     For additional information about our risk factors, see Item 1A of our annual report on Form 10-K for the year ended December 31, 2007.
The recent worldwide financial and credit crisis could lead to an extended worldwide economic recession and have a material adverse effect on our revenue and profitability.
     The recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets could lead to an extended worldwide economic recession. A slowdown in economic activity caused by a recession would likely reduce worldwide demand for energy and result in lower oil and natural gas prices. Forecasted crude oil prices for the remainder of 2008 and for 2009 have dropped substantially in the last month. Demand for our services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices. Demand for our services is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. Any prolonged reduction in oil and natural gas prices will depress the immediate levels of exploration, development and production activity. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies can similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects. Lower levels of activity result in a corresponding decline in the demand for our services, which could have a material adverse effect on our revenue and profitability.
The global financial crisis may have impacts on our business and financial condition that we currently cannot predict.
     The continued credit crisis and related instability in the global financial system has had, and may continue to have, an impact on our business and our financial condition. We may face significant challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions. The credit crisis could have an impact on the lenders under our credit facilities, on our customers or on the counterparties to our derivative contracts, causing them to fail to meet their obligations to us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table presents information regarding our issuer repurchases of shares of our common stock on a monthly basis during the third quarter of 2008:

			Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares That
			Part of a	May Yet Be
	Total Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased(1)	Per Share	Plan(2)	Plan (2)
July 1-31, 2008	1,823	$42.36	N/A	N/A
August 1-31, 2008	298	$40.56	N/A	N/A
September 1-30, 2008	5,195	$32.26	N/A	N/A

Total	7,316	$35.11	N/A	N/A

(1)	Represents the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our stockholder-approved long-term incentive plan.

(2)	We did not have at any time during the quarter, and currently do not have, a share repurchase program in place.

Item 6. Exhibits**

10.1*†	First Amendment to Pride International, Inc. 2007 Long-Term Incentive Plan.

10.2*†	First Amendment to Pride International, Inc. Amended and Restated 2004 Directors’ Stock Incentive Plan.

10.3*†	Pride International, Inc. Employee Stock Purchase Plan (as amended and restated).

10.4*†	Pride International, Inc. Annual Incentive Plan (as amended and restated).

10.5*†	Amended and Restated Employment/Non-Competition/Confidentiality Agreement effective as of October 29, 2008, between Pride and Randall D. Stilley.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Chief Executive and Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

**	Pride and its subsidiaries are parties to several debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii) (A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIDE INTERNATIONAL, INC.
By:	/s/ BRIAN C. VOEGELE
Brian C. Voegele
Senior Vice President and Chief Financial Officer

Date: October 30, 2008

By:	/s/ LEONARD E. TRAVIS
Leonard E. Travis
Vice President and Chief Accounting Officer

Date: October 30, 2008

INDEX TO EXHIBITS

10.1*†	First Amendment to Pride International, Inc. 2007 Long-Term Incentive Plan.

10.2*†	First Amendment to Pride International, Inc. Amended and Restated 2004 Directors’ Stock Incentive Plan.

10.3*†	Pride International, Inc. Employee Stock Purchase Plan (as amended and restated).

10.4*†	Pride International, Inc. Annual Incentive Plan (as amended and restated).

10.5*†	Amended and Restated Employment/Non-Competition/Confidentiality Agreement effective as of October 29, 2008, between Pride and Randall D. Stilley.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Chief Executive and Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

**	Pride and its subsidiaries are parties to several debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii) (A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.