Form 10-Q
period 2009-03-31
PRIDE INTERNATIONAL INC
filed 2009-04-30
CIK 833081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 1-13289

________________

Pride International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0069030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5847 San Felipe, Suite 3300 Houston, Texas	77057
(Address of principal executive offices)	(Zip Code)

(713) 789-1400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒      NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date.

Outstanding as of April 28, 2009
Common Stock, par value $.01 per share	173,579,332

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Pride International, Inc.

Consolidated Balance Sheets
(In millions, except par value)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(As Adjusted)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$660.4	$712.5
Trade receivables, net	429.6	438.8
Deferred income taxes	32.2	90.5
Prepaid expenses and other current assets	162.9	177.4
Assets held for sale	1.4	1.4
Total current assets	1,286.5	1,420.6

PROPERTY AND EQUIPMENT	6,304.4	6,067.8
Less: accumulated depreciation	1,528.4	1,474.9
Property and equipment, net	4,776.0	4,592.9
INTANGIBLE AND OTHER ASSETS	50.8	55.5
Total assets	$6,113.3	$6,069.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$30.3	$30.3
Accounts payable	115.0	137.3
Accrued expenses and other current liabilities	367.7	403.4
Total current liabilities	513.0	571.0

OTHER LONG-TERM LIABILITIES	141.5	146.2

LONG-TERM DEBT, NET OF CURRENT PORTION	685.9	692.9

DEFERRED INCOME TAXES	207.2	258.9

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 50.0 shares authorized; none issued	-	-
Common stock, $0.01 par value; 400.0 shares authorized; 174.4 and 173.8 shares issued; 173.6 and 173.1 shares outstanding	1.7	1.7
Paid-in capital	2,011.2	2,002.6
Treasury stock, at cost; 0.8 and 0.7 shares	(15.1)	(13.3)
Retained earnings	2,567.1	2,408.2
Accumulated other comprehensive income	0.8	0.8
Total stockholders’ equity	4,565.7	4,400.0
Total liabilities and stockholders’ equity	$6,113.3	$6,069.0

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.

Consolidated Statements of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
		(As Adjusted)
REVENUES
Revenues excluding reimbursable revenues	$534.1	$524.7
Reimbursable revenues	15.2	15.4
	549.3	540.1

COSTS AND EXPENSES
Operating costs, excluding depreciation and amortization	270.0	264.8
Reimbursable costs	13.8	15.1
Depreciation and amortization	53.6	50.8
General and administrative, excluding depreciation and amortization	33.1	33.2
Gain on sales of assets, net	(4.9)	(0.2)
	365.6	363.7

EARNINGS FROM OPERATIONS	183.7	176.4

OTHER INCOME (EXPENSE), NET
Interest expense	-	(11.5)
Refinancing charges	-	(1.2)
Interest income	1.3	7.5
Other income (expense), net	3.7	10.3

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	188.7	181.5
INCOME TAXES	(32.2)	(46.1)

INCOME FROM CONTINUING OPERATIONS, NET OF TAX	156.5	135.4
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	2.4	104.6

NET INCOME	$158.9	$240.0

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.89	$0.80
Income from discontinued operations	0.01	0.62
Net income	$0.90	$1.42
DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.89	$0.76
Income from discontinued operations	0.01	0.58
Net income	$0.90	$1.34
SHARES USED IN PER SHARE CALCULATIONS
Basic	173.3	166.6
Diluted	173.3	178.9

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.

Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:		(As Adjusted)
Net income	$158.9	$240.0
Adjustments to reconcile net income to net cash from operating activities:
Gain on sale of tender-assist rigs	-	(102.0)
Gain on sale of equity method investment	-	(11.4)
Depreciation and amortization	53.6	53.0
Amortization and write-offs of deferred financing costs	0.4	2.2
Amortization of deferred contract liabilities	(13.4)	(16.6)
Gain on sales of assets, net	(4.9)	(0.2)
Deferred income taxes	4.3	5.4
Excess tax benefits from stock-based compensation	(0.1)	(1.2)
Stock-based compensation	8.9	6.1
Other, net	0.2	1.1
Net effect of changes in operating accounts (See Note 11)	(57.2)	(64.6)
Change in deferred gain on asset sales and retirements	4.4	(14.2)
Increase (decrease) in deferred revenue	3.5	(11.8)
Decrease (increase) in deferred expense	7.6	8.4
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	166.2	94.2
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(213.7)	(318.8)
Proceeds from dispositions of property and equipment	0.6	0.2
Proceeds from sale of tender-assist rigs, net	-	210.8
Proceeds from sale of equity method investment	-	15.0
NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	(213.1)	(92.8)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Repayments of borrowings	(7.1)	(146.0)
Proceeds from debt borrowings	-	-
Net proceeds from employee stock transactions	1.8	5.7
Excess tax benefits from stock-based compensation	0.1	1.2
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	(5.2)	(139.1)
Increase (decrease) in cash and cash equivalents	(52.1)	(137.7)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	712.5	890.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$660.4	$752.7

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

Basis of Presentation

In the third quarter of 2008, we entered into agreements to sell our Eastern Hemisphere land rig operations and completed the sale of all but one land rig used in those operations in the fourth quarter of 2008. We expect the sale of the remaining land rig to close in the second quarter of 2009.  The results of operations, for all periods presented, of the assets disposed of, or to be disposed of, in this transaction have been reclassified to income from discontinued operations. Except where noted, the discussions in the following notes relate to our continuing operations only (see Note 2).

Our unaudited consolidated financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the presentation and disclosures herein are adequate to make the information not misleading. In the opinion of management, the unaudited consolidated financial information included herein reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for a full year or any other interim period.

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

Property and Equipment

Property and equipment comprise a significant amount of our total assets. We determine the carrying value of these assets based on property and equipment policies that incorporate our estimates, assumptions and judgments relative to the carrying value, remaining useful lives and salvage value of our rigs and other assets.

We evaluate our property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of such assets or asset groups may not be recoverable. Asset impairment evaluations are, by nature, highly subjective. They involve expectations about future cash flows generated by our assets, and reflect management’s assumptions and judgments regarding future industry conditions and their effect on future utilization levels, dayrates and costs. The use of different estimates and assumptions could result in materially different carrying values of our assets and could materially affect our results of operations.

The recent economic downturn has resulted in stacking additional rigs, and we may be required to stack more rigs or enter into lower dayrate contracts in response to current market conditions.  Prolonged periods of low utilization and dayrates could result in the recognition of impairment charges on certain of our rigs if future cash flow estimates, based upon information available to management at the time, indicate that the carrying value of these rigs may not be recoverable. Due to the stacking of additional rigs during the period and recent impairment announcements by other companies in our industry, we evaluated the recorded asset values of our mat-supported jackup fleet and determined that no impairment was required.

Fair Value Accounting

On January 1, 2008, we adopted, without any impact on our consolidated financial statements, the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, for our financial assets and liabilities with respect to which we have recognized or disclosed at fair value on a recurring basis.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis at least annually. Effective January 2009, we adopted the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis. The adoption of SFAS No. 157 did not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning on or after January 1, 2008. The adoption of the provisions of SFAS No. 159 did not have a material impact on our consolidated financial statements.

Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which is an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, SFAS No. 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted SFAS No. 160 on January 1, 2009 but its adoption did not have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted the provisions of SFAS No. 141 (Revised 2007), Business Combinations (SFAS No. 141(R)), which retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but changes the method of applying the acquisition method in a number of ways.  Acquisition costs are no longer considered part of the fair value of an acquisition and will generally be expensed as incurred, noncontrolling interests are valued at fair value at the acquisition date, in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

In April 2009, the FASB issued FSP SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends the guidance in SFAS No. 141(R) to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period.  If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss.  Further, this FSP eliminated the specific subsequent accounting guidance for contingent assets and liabilities from Statement 141(R), without significantly revising the guidance in SFAS No. 141.  However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value in accordance with SFAS No. 141(R).  This FSP is effective for all business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We adopted the provisions of SFAS No. 141(R) and FSP SFAS 141(R)-1 for business combinations with an acquisition date on or after January 1, 2009.

In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased.  This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157.  This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  The scope of this FSP does not include assets and liabilities measured under level 1 inputs.  FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009.  We will adopt the provisions of FSP SFAS 157-4 effective April 1, 2009, which we do not expect to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require publicly-traded companies, as defined in APB Opinion No. 28, Interim Financial Reporting, to provide disclosures on the fair value of financial instruments in interim financial statements.  FSP SFAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009.  We will adopt the new disclosure requirements in our second quarter 2009 financial statements.

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

During the third quarter of 2007, we completed the disposition of our Latin America Land and E&P Services segments for $1.0 billion in cash. The purchase price is subject to certain post-closing adjustments for various indemnities.  From the closing date of the sale through March 31, 2009, we recorded a total gain on disposal of $325.4 million, which included certain estimates for the settlement of closing date working capital, valuation adjustments for tax and other indemnities provided to the buyer, and selling costs incurred by us. We have indemnified the buyer for certain obligations that may arise or be incurred in the future by the buyer with respect to the business. We believe it is probable that some of these liabilities will be settled with the buyer in cash. Our total estimated gain on disposal of assets includes a $29.7 million liability based on our fair value estimates for the indemnities. In December 2008, the final amount of working capital payable by the buyer to us was determined in accordance with the purchase agreement to be approximately $44.5 million, plus approximately $4.2 million of accrued interest to March 31, 2009. To date, the buyer has not made the required payment, and we have received no assurance that payment will be made. The buyer has made various tax and other indemnification claims totaling approximately $43 million, as compared to our recorded liabilities related to these claims of $17.0 million, but has only recently begun to provide information with respect to a substantial portion of those claims and, in the case of various tax claims, did not comply with the procedural requirements of the agreement. The expected settlement dates for the remaining tax indemnities vary from within one year to several years. Our final gain may be materially affected by the final resolution of these matters.

In February 2008, we completed the sale of our fleet of three self-erecting, tender-assist rigs for $213 million in cash. We operated one of the rigs until mid-April 2009, when we transitioned the operations of that rig to the owner.

In the third quarter of 2008, we entered into agreements to sell our remaining seven land rigs for $95 million in cash. The sale of all but one rig closed in the fourth quarter of 2008. We entered into an agreement to lease the remaining rig to the buyer until the sale of that rig is completed, which is expected to occur in the second quarter of 2009.

The following table presents selected information regarding the results of operations of our discontinued operations:

	Three Months Ended
	March 31,
	2009	2008
Revenues	$19.4	$48.3
Income before taxes	3.1	3.2
Income taxes	(0.9)	(0.6)
Gain on disposal of assets, net of tax	0.2	102.0
Income from discontinued operations	$2.4	$104.6

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2009	2008
Rigs and rig equipment	$4,904.6	$4,873.6
Construction-in-progress - newbuild drillships	1,137.6	965.5
Construction-in-progress - other	181.1	165.7
Other	81.1	63.0
Property and equipment, cost	6,304.4	6,067.8
Accumulated depreciation and amortization	(1,528.4)	(1,474.9)
Property and equipment, net	$4,776.0	$4,592.9

NOTE 4. DEBT

Debt consisted of the following:

	March 31,	December 31,
	2009	2008
Senior unsecured revolving credit facility	-	-
7 3/8% Senior Notes due 2014, net of unamortized discount of $1.6 million and $1.7 million, respectively	$498.4	$498.3
MARAD notes, net of unamortized fair value discount of $2.2 million and $2.4 million, respectively	217.8	224.9
Total debt	716.2	723.2
Less: current portion of long-term debt	30.3	30.3
Long-term debt	$685.9	$692.9

Amounts drawn under the senior unsecured revolving credit facility bear interest at variable rates based on LIBOR plus a margin or the alternative base rate defined in the agreement. The interest rate margin applicable to LIBOR advances varies based on our credit rating. As of March 31, 2009, there were no borrowings or letters of credit outstanding under the facility and availability was $300.0 million.

Effective January 1, 2009, we adopted FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB No. 14-1 applies to any convertible debt instrument that may be wholly or partially settled in cash and requires the separation of the debt and equity components of cash-settleable convertibles at the date of issuance.  The FSP is effective for our 3.25% convertible senior notes due 2033, which were originally recorded at face value of $300 million in May 2003 and retired in the second quarter of 2008, and requires retrospective application for all periods presented.  We have calculated a theoretical non-cash interest expense based on a similar debt instrument carrying a fixed interest rate but excluding the equity conversion feature and measured at fair value at the time the notes were issued. As a result, the debt component determined for these notes was $251.8 million and the debt discount was $48.2 million.  The equity component, recorded as additional paid-in capital, was $31.3 million, which represents the difference between the proceeds from the issuance of the notes and the fair value of the liability, net of deferred taxes of $16.9 million.  The fixed interest rate was then applied to the debt component of the notes in the form of an original issuance discount and amortized over the life of the notes as a non-cash interest charge. This resulted in a non-cash increase of our historical interest expense, net of amounts capitalized, of $1.5 million, $9.2 million and $9.9 million for 2008, 2007 and 2006, respectively. Additionally, in accordance with SFAS No. 34, Capitalization of Interest Cost, we capitalized approximately $4.0 million of the incremental interest expense associated with the amortization of the debt discount. Our consolidated income statement for the three months ended March 31, 2008 was retroactively modified compared to previously reported amounts as follows (in millions, except per share amounts):

Three Months Ended
March 31,
2008

Additional pre-tax non-cash interest expense	1.0
Additional deferred tax benefit	(0.3)
Retroactive change in net income and retained earnings	0.7

Change to basic earnings per share	$-
Change to diluted earnings per share	$-

An adjustment to reduce prior period’s retained earnings in the amount of $28.8 million was recorded for the year ended December 31, 2008, reflecting the cumulative impact of the adoption of FSP APB No. 14-1 on our financial statements.  The amortization of the debt discount required under FSP APB No. 14-1 is a non-cash expense and has no impact on total operating, investing and financing cash flows in the prior period or future consolidated statements of cash flows.

NOTE 5. DERIVATIVES & FINANCIAL INSTRUMENTS

Cash Flow Hedging

We have a foreign currency hedging program to moderate the change in value of forecasted payroll transactions and related costs denominated in Euros. We are hedging a portion of these payroll and related costs using forward contracts. When the U.S. dollar strengthens against the Euro, the decline in the value of the forward contracts is offset by lower future payroll costs. Conversely, when the U.S. dollar weakens, the increase in value of forward contracts offsets higher future payroll costs. The maximum amount of time that we are hedging our exposure to Euro-denominated forecasted payroll costs is six months. The aggregate notional amount of these forward contracts, expressed in U.S. dollars, was $8.3 million at March 31, 2009.

All of our foreign currency forward contracts were accounted for as cash flow hedges under SFAS No. 133. The fair market value of these derivative instruments is included in prepaid expenses and other current assets or accrued expenses and other current liabilities, with the cumulative unrealized gain or loss included in accumulated other comprehensive income in our consolidated balance sheet. The estimated fair market value of our outstanding foreign currency forward contracts resulted in an asset of approximately $0.2 million at March 31, 2009. Hedge effectiveness is measured quarterly based on the relative cumulative changes in fair value between derivative contracts and the hedge item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings and recorded to other income (expense). We did not recognize a gain or loss due to hedge ineffectiveness in our consolidated statements of operations for the three months ended March 31, 2009 related to these derivative instruments.

The balance of the net unrealized gain related to our foreign currency forward contracts in accumulated other comprehensive income is as follows:

	Three Months Ended
	March 31,
	2009	2008
Net unrealized gain at beginning of period	$0.2	$-
Activity during period:
Settlement of forward contracts outstanding at beginning of period	0.1	-
Net unrealized gain on outstanding foreign currency forward contracts	(0.1)	-
Net unrealized gain at end of period	$0.2	$-

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	March 31, 2009				December 31, 2008
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount	Estimated Fair Value
Derivative Instruments:
Foreign currency forward contracts	$0.2	$-	$0.2	$-	$0.2	$0.2

The derivative instruments have been valued using a combined income and market-based valuation methodology based on forward exchange curves and credit. These curves are obtained from independent pricing services reflecting broker market quotes. Our cash and cash equivalents, accounts receivable and accounts payable are by their nature short-term. As a result, the carrying value included in the accompanying consolidated balance sheets approximate fair value.

NOTE 6. INCOME TAXES

In accordance with generally accepted accounting principles, we estimate the full-year tax rate from continuing operations and apply this rate to our year-to-date income from continuing operations. In addition, we separately calculate the tax impact of unusual items, if any.  For the three months ended March 31, 2009 and March 31, 2008, our consolidated effective tax rate for continuing operations was 17.1% and 25.4%, respectively. The lower tax rate for the 2009 period was principally the result of decreased profitability on some of our midwater rigs operating in high tax rate jurisdictions, as well as much lower income than in the prior period in our mat-supported jackup segment operating in the United States and Mexico.

In February 2009, we received tax assessments from the Mexican government related to the operations of certain entities for the tax years 2003 and 2004 in the amount of 1,097 million pesos, or approximately $76 million as of March 31, 2009. In order to contest these assessments, Mexican law generally requires taxpayers to post suitable collateral.  We expect to vigorously contest these assessments and therefore will be posting bonds or other collateral later in 2009. Additional security will be required to be provided to the extent future assessments are contested. We anticipate that the Mexican government will make additional assessments contesting similar deductions for other tax years or entities. As of March 31, 2009, the total amount of tax assessments from the Mexican government was 1,652 million pesos, or approximately $115 million.

NOTE 7. EARNINGS PER SHARE

On January 1, 2009, we adopted FSP Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and included in the computation of both basic and diluted earnings per share.  According to the provisions of FSP EITF 03-6-1, our grants of restricted stock awards to our employees and directors are considered participating securities and we have prepared our current period earnings per share calculations and retrospectively revised our prior period calculations to include outstanding unvested restricted stock awards in the basic weighted average shares outstanding calculation.  In addition, we have adjusted our net income from continuing operations used in the earnings per share calculations to exclude net income allocated to these un-vested restricted stock awards. Upon adoption, basic and diluted net income per share decreased by $0.02 and $0.01, respectively, for the first quarter of 2008.

The following table is a reconciliation of the numerator and the denominator of our basic and diluted earnings per share from continuing operations:

	Three Months Ended
	March 31,
	2009	2008
Income from continuing operations	$156.5	$135.4
Income from continuing operations allocated to non-vested share awards	(2.3)	(1.6)
Income from continuing operations - basic	154.2	133.8
Interest expense on convertible notes	-	2.7
Income tax effect	-	(0.9)
Income from continuing operations - diluted	$154.2	$135.6

Weighted average shares of common stock outstanding - basic	173.3	166.6
Convertible notes	-	11.7
Stock options	-	0.6
Restricted stock awards	-	-
Weighted average shares of common stock outstanding - diluted	173.3	178.9
Income from continuing operations per share:
Basic	$0.89	$0.80
Diluted	$0.89	$0.76

The calculation of weighted average shares of common stock outstanding — diluted for the three months ended March 31, 2009 and 2008, excludes 4.6 million and 1.5 million shares of common stock, respectively, issuable pursuant to outstanding stock options and restricted stock awards because their effect was antidilutive.

NOTE 8. EMPLOYEE STOCK PLANS

Our employee stock-based compensation plans provide for the granting or awarding of stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards and cash awards to directors, officers and other key employees.

For the three months ended March 31, 2009, we granted approximately 1,189,000 stock options at a weighted average exercise price of $17.58. The weighted average fair value per share of these stock-based awards estimated on the date of grant using the Black-Scholes option pricing model was $10.38. The implied volatility used to calculate the Black-Scholes fair value of stock-based awards granted during the three months ended March 31, 2009 increased to 68.7% from 35.1% in 2008, due to the significant changes in the market price of our common stock in 2008. With the exception of volatility, there were no other significant changes in the weighted average assumptions used to calculate the Black-Scholes fair value of stock-based awards granted during the three months ended March 31, 2009 from those used in 2008 as reported in Note 11 of our Annual Report on Form 10-K for the year ended December 31, 2008.

During the three months ended March 31, 2009, we also granted approximately 1,790,000 restricted stock awards with a weighted average grant-date fair value per share of $16.64.

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

This review has found evidence suggesting that during the period from 2001 through 2006 payments were made directly or indirectly to government officials in Saudi Arabia, Kazakhstan, Brazil, Nigeria, Libya, Angola and the Republic of the Congo in connection with clearing rigs or equipment through customs or resolving outstanding issues with customs, immigration, tax, licensing or merchant marine authorities in those countries. In addition, this review has found evidence suggesting that in 2003 payments were made to one or more third parties with the intent that they would be transferred to a government official in India for the purpose of resolving a customs dispute related to the importation of one of our jackup rigs. The evidence suggests that the aggregate amount of payments referred to in this paragraph is less than $2.5 million. We are also reviewing certain agent payments related to Malaysia.

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

We voluntarily disclosed information relating to the initial allegations and other information found in the investigation and compliance review to the DOJ and the SEC. We continue to cooperate with these authorities as the investigation and compliance reviews continue and have commenced discussions with them in an attempt to resolve these matters.  There can be no assurance that a settlement will be reached or, if a settlement is reached, the timing of any such settlement or that the terms of any such settlement would not have a material adverse effect on us.

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

Loss of Pride Wyoming

In September 2008, the Pride Wyoming, a 250-foot slot-type jackup rig operating in the U.S. Gulf of Mexico, was deemed a total loss for insurance purposes after it was severely damaged and sank as a result of Hurricane Ike. The rig had a net book value of approximately $14 million and was insured for $45 million. We have collected a total of $25 million through March 2009 for the insured value of the rig, which is net of our deductibles of $20 million. We expect to incur costs of approximately $48.6 million for removal of the wreckage and salvage operations, not including any costs arising from damage to offshore structures owned by third parties.  These costs for removal of the wreckage and salvage operations in excess of a $1 million retention are expected to be covered by our insurance.  We will be responsible for payment of the $1 million retention, $2.5 million in premium payments for a removal of wreckage claim and for any costs not covered by our insurance.  Initial removal and salvage operations for the Pride Wyoming began in the fourth quarter of 2008 but were suspended due to weather conditions.  These operations are expected to resume in May 2009.

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

NOTE 10. SEGMENT AND ENTERPRISE-RELATED INFORMATION

Our reportable segments include Deepwater, which consists of our rigs capable of drilling in water depths greater than 4,500 feet, and Midwater, which consists of our semisubmersible rigs capable of drilling in water depths of 4,500 feet or less. Our jackup fleet, which operates in water depths up to 300 feet, is reported as two segments, Independent Leg Jackups and Mat-Supported Jackups, based on rig design as well as our intention to distribute the mat-supported jackup business to our stockholders. We also manage the drilling operations for three deepwater rigs, which are included in a non-reported operating segment along with corporate costs and other operations.  The accounting policies for our segments are the same as those described in Note 1 of our Consolidated Financial Statements.

Summarized financial information for our reportable segments are as follows:

	Three Months Ended
	March 31,
	2009	2008
Deepwater revenues:
Revenues excluding reimbursables	$212.1	$191.8
Reimbursable revenues	6.4	2.5
Total Deepwater revenues	218.5	194.3

Midwater revenues:
Revenues excluding reimbursables	129.0	77.7
Reimbursable revenues	2.8	1.1
Total Midwater revenues	131.8	78.8

Independent Leg Jackup revenues:
Revenues excluding reimbursables	78.2	58.7
Reimbursable revenues	0.2	0.1
Total Independent Leg Jackup revenues	78.4	58.8

Mat-Supported Jackup revenues:
Revenues excluding reimbursables	87.7	147.5
Reimbursable revenues	2.6	1.6
Total Mat-Supported Jackup revenues	90.3	149.1

Other	30.2	58.6
Corporate	0.1	0.5
Total revenues	$549.3	$540.1

Earnings (loss) from continuing operations:
Deepwater	$105.5	$92.5
Midwater	59.6	27.8
Independent Leg Jackups	39.9	26.5
Mat-Supported Jackups	6.8	55.0
Other	7.2	8.6
Corporate	(35.3)	(34.0)
Total	$183.7	$176.4

Capital expenditures:
Deepwater	$192.9	$219.1
Midwater	4.8	75.8
Independent Leg Jackups	3.6	8.9
Mat-Supported Jackups	8.9	10.0
Other	0.4	2.0
Corporate	3.4	2.8
Discontinued operations	(0.3)	0.2
Total	$213.7	$318.8

Depreciation and amortization:
Deepwater	$18.4	$17.3
Midwater	10.9	8.5
Independent Leg Jackups	6.8	6.6
Mat-Supported Jackups	13.9	14.5
Other	1.0	2.2
Corporate	2.6	1.7
Total	$53.6	$50.8

We measure segment assets as property, equipment and goodwill. At March 31, 2009 and December 31, 2008, goodwill of $1.2 million was included in our Mat-Supported Jackup segment. Our total long-lived assets by segment as of March 31, 2009 and December 31, 2008 were as follows:

	March 31,	December 31,
	2009	2008
Total long-lived assets:
Deepwater	$3,205.3	$3,014.5
Midwater	675.7	681.8
Independent Leg Jackups	274.0	276.0
Mat-Supported Jackups	526.8	528.8
Other	11.7	10.9
Corporate	83.7	81.8
Discontinued operations	-	0.3
Total	$4,777.2	$4,594.1

For the three-month periods ended March 31, 2009 and 2008, we derived 90% and 85%, respectively, of our revenues from countries other than the United States.

Significant Customers

Our significant customers were as follows:

	Three Months Ended
	March 31,
	2009	2008
Petroleos Brasileiro S.A.	21%	14%
Petroleos Mexicanos S.A.	15%	25%
Total S.A.	12%	8%
BP America and affiliates	2%	10%

NOTE 11. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and non-cash transactions were as follows:

	Three Months Ended
	March 31,
	2009	2008
Decrease (increase) in:
Trade receivables	$9.3	$(57.0)
Prepaid expenses and other current assets	10.6	5.9
Other assets	1.2	(3.7)
Increase (decrease) in:
Accounts payable	(37.1)	(14.8)
Accrued expenses	(43.0)	(13.4)
Other liabilities	1.8	18.4
Net effect of changes in operating accounts	$(57.2)	$(64.6)

Cash paid during the year for:
Interest	$20.8	$23.8
Income taxes	31.1	32.7
Change in capital expenditures in accounts payable	14.8	3.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2008. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.

Overview

We are one of the world’s largest offshore drilling contractors operating, as of April 30, 2009, a fleet of 44 rigs, consisting of two ultra-deepwater drillships, 12 semisubmersible rigs, 27 jackups and three managed deepwater drilling rigs. We also have four ultra-deepwater drillships under construction. Our customers include major integrated oil and natural gas companies, state-owned national oil companies and independent oil and natural gas companies. Our competitors range from large international companies offering a wide range of drilling services to smaller companies focused on more specific geographic or technological areas.

We are continuing to increase our emphasis on deepwater drilling. Although crude oil prices have declined from the levels reached in mid 2008, we believe the long-term prospects for deepwater drilling are positive given that the expected growth in oil consumption from developing nations, limited growth in crude oil supplies and high depletion rates of mature oil fields, together with geologic successes, improving access to promising offshore areas and new, more efficient technologies, will continue to be catalysts for the long-term exploration and development of deepwater fields. Since 2005, we have invested or committed to invest over $3.6 billion in the expansion of our deepwater fleet, including four new ultra-deepwater drillships under construction. Three of the drillships have multi-year contracts at favorable rates, with two scheduled to work in the strategically important deepwater U.S. Gulf of Mexico, which, in addition to our operations in Brazil and West Africa, provides us with exposure to all three of the world’s most active deepwater basins. Since 2005, we also have disposed of non-core assets, generating $1.6 billion in proceeds, to enable us to reinvest our financial and human capital to deepwater drilling.  Our transition to a pure offshore focused company with an increasing emphasis on deepwater drilling is essentially complete.

Our customers have reduced exploration and development spending in 2009, especially in midwater and shallow water drilling programs, due to the current economic downturn and subsequent decline in crude oil prices.  However, we anticipate that deepwater activity will outperform other drilling sectors due to the long-term field development activities of our customers, more favorable drilling economics and the tendency of our customers to plan deepwater drilling programs with a long-term bias and with less concern for short-term fluctuations in crude oil prices.  Our contract backlog at March 31, 2009 totals $8.0 billion and is comprised primarily of contracts for deepwater rigs with large integrated oil and national oil companies possessing long-term development plans.  Our backlog, together with our low debt levels relative to our total capitalization, is expected to provide sufficient financial resources to sustain our focus through this economic downturn.

Recent Developments

Upgrade by S&P to Investment Grade

In March 2009, Standard & Poor’s Ratings Services upgraded our corporate credit rating and the rating on our 7 3/8% senior notes due 2014 to an investment grade BBB-, with a stable outlook.  The upgrade reflected our balance sheet improvement over the last several years and leverage metrics that compare similarly to investment grade rated offshore drilling peers.

Investments in Deepwater Fleet

In January 2008, we entered into an agreement to construct a third advanced-capability ultra-deepwater drillship. The agreement provides for an aggregate fixed purchase price of approximately $635 million. The agreement provides that, following shipyard construction, commissioning and testing, the drillship is to be delivered to us on or before March 31, 2011. We have the right to rescind the contract for delays exceeding certain periods and the right to liquidated damages for delays during certain periods. We have entered into a multi-year drilling contract with respect to the drillship, which is expected to commence during the first quarter of 2011 following the completion of shipyard construction, mobilization of the rig and customer acceptance testing. Under the drilling contract, the customer may elect, by January 31, 2010, a firm contract term of at least five years and up to seven years in duration. We expect the total project cost, including commissioning and testing, to be approximately $725 million, excluding capitalized interest.

In January 2008, we entered into a five-year contract with respect to the drillship under construction we acquired from Lexton Shipping Ltd. for drilling operations in the U.S. Gulf of Mexico. Scheduled delivery of this rig is in the second quarter of 2010. The contract is expected to commence during the third quarter of 2010 following the completion of shipyard construction, mobilization of the rig to the U.S. Gulf of Mexico and customer acceptance testing. In connection with the contract, the drillship is being modified from the original design to provide enhanced capabilities designed to allow our clients to conduct subsea construction activities and other simultaneous activities, while drilling or completing the well. Including these modifications, amounts already paid, commissioning and testing, we expect the total project cost to be approximately $750 million, excluding capitalized interest.

In April 2008, we entered into a five-year contract with respect to our drillship under construction with a scheduled delivery in mid-2010. The drilling contract is expected to commence during the fourth quarter of 2010 following the completion of shipyard construction, mobilization of the rig to an initial operating location and customer acceptance testing. In connection with the contract, the drillship is being modified from the original design to provide enhanced capabilities designed to allow our clients to conduct subsea construction activities and other simultaneous activities, while drilling or completing the well. Including these modifications, amounts already paid, commissioning and testing, we expect the total project cost to be approximately $715 million, excluding capitalized interest. Also, while we have previously purchased a license to equip the rig for dual-activity use, the rig will not initially be functional as a dual-activity rig, but can be modified to add this functionality in the future.

In August 2008, we entered into an agreement for the construction of a fourth ultra-deepwater drillship. The agreement provides for an aggregate fixed purchase price of approximately $655 million. The agreement provides that, following shipyard construction, commissioning and testing, the drillship is to be delivered to us in or before the fourth quarter of 2011. We have the right to rescind the contract for delays exceeding certain periods and the right to liquidated damages for delays during certain periods. We expect the total project cost, including commissioning and testing, to be approximately $750 million, excluding capitalized interest. Although we currently do not have a drilling contract for this drillship, we expect that the anticipated long-term demand for deepwater drilling capacity in established and emerging basins should provide us with a number of opportunities to contract the rig prior to its delivery date.

Spin-off

We have filed a Form 10 registration statement with the SEC with respect to the distribution to our stockholders of all of the shares of common stock of a subsidiary to be named Seahawk Drilling, Inc. that would hold, directly or indirectly, the assets and liabilities of our 20-rig mat-supported jackup business.  We believe that the spin-off has the potential to facilitate our growth strategies and reduce our cost of capital, and to allow us to refine our focus and further enhance our reputation as a provider of deepwater drilling services. The spin-off, which we expect to complete in mid-2009, is contingent upon approval of the final plan by our board of directors, a favorable ruling from the Internal Revenue Service, the effectiveness of the Form 10 registration statement and other conditions.  There can be no assurance that we will complete the spin-off within that time period or at all. Following the spin-off, we will be focused on deepwater opportunities with a concentration of high-specification deepwater rigs, and Seahawk Drilling will be focused on shallow water drilling in the Gulf of Mexico.

Dispositions

In February 2008, we completed the sale of our fleet of three self-erecting, tender-assist rigs for $213 million in cash. We operated one of the rigs until mid-April 2009, when we transitioned the operations of that rig to the owner.

In May 2008, we sold our entire fleet of platform rigs and related land, buildings and equipment for $66 million in cash. In connection with the sale, we entered into lease agreements with the buyer to operate two platform rigs until their existing contracts are completed.  In March 2009, the contract for one of these rigs was canceled and the rig was subsequently transitioned to the buyer at the beginning of April 2009.  A contract extension was granted for the remaining rig, and we will continue to operate that rig until this current contract is completed, which is expected to occur in the third quarter of 2009. The leases require us to pay to the buyer all revenues from the operation of the rigs, less operating costs and a small per day management fee, which we retain.

In July 2008, we entered into agreements to sell our Eastern Hemisphere land rig business, which constituted our only remaining land drilling operations, for $95 million in cash. The sale of all but one of the rigs closed in the fourth quarter of 2008. We are leasing the remaining rig to the buyer until the sale of that rig is completed, which is expected to occur in the second quarter of 2009.

We have reclassified the historical results of operations of our former Latin America Land and E&P Services segments, which we sold for $1.0 billion in 2007, our three tender-assist rigs and our Eastern Hemisphere land rig operations to discontinued operations.  Unless noted otherwise, the discussion and analysis that follows relates to our continuing operations only.

Loss of Pride Wyoming

In September 2008, the Pride Wyoming, a 250-foot slot-type jackup rig operating in the U.S. Gulf of Mexico, was deemed a total loss for insurance purposes after it was severely damaged and sank as a result of Hurricane Ike. The rig had a net book value of approximately $14 million and was insured for $45 million. We have collected a total of $25 million through March 2009 for the insured value of the rig, which is net of our deductibles of $20 million. We expect to incur costs of approximately $48.6 million for removal of the wreckage and salvage operations, not including any costs arising from damage to offshore structures owned by third parties.  These costs for removal of the wreckage and salvage operations in excess of a $1 million retention are expected to be covered by our insurance.  We will be responsible for payment of the $1 million retention, $2.5 million in premium payments for a removal of wreckage claim and for any costs not covered by our insurance.  Initial removal and salvage operations for the Pride Wyoming began in the fourth quarter of 2008 but were suspended due to weather conditions.  These operations are expected to resume in May 2009.

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

This review has found evidence suggesting that during the period from 2001 through 2006 payments were made directly or indirectly to government officials in Saudi Arabia, Kazakhstan, Brazil, Nigeria, Libya, Angola and the Republic of the Congo in connection with clearing rigs or equipment through customs or resolving outstanding issues with customs, immigration, tax, licensing or merchant marine authorities in those countries. In addition, this review has found evidence suggesting that in 2003 payments were made to one or more third parties with the intent that they would be transferred to a government official in India for the purpose of resolving a customs dispute related to the importation of one of our jackup rigs. The evidence suggests that the aggregate amount of payments referred to in this paragraph is less than $2.5 million. We are also reviewing certain agent payments related to Malaysia.

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

We voluntarily disclosed information relating to the initial allegations and other information found in the investigation and compliance review to the DOJ and the SEC. We continue to cooperate with these authorities as the investigation and compliance reviews continue and have commenced discussions with them in an attempt to resolve these matters.  There can be no assurance that a settlement will be reached or, if a settlement is reached, the timing of any such settlement or that the terms of any such settlement would not have a material adverse effect on us.

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

The markets for our drilling services are highly cyclical. Our operating results are significantly affected by the level of energy industry spending for the exploration and development of crude oil and natural gas reserves. Oil and natural gas companies’ exploration and development drilling programs drive the demand for drilling services. These drilling programs are affected by a number of factors, including oil and natural gas companies’ expectations regarding crude oil and natural gas prices. Some drilling programs are influenced by short-term expectations, such as shallow water drilling programs in the U.S. Gulf of Mexico, while others, especially deepwater drilling programs, are typically subject to a longer term view of crude oil prices. Other factors include anticipated production levels, worldwide demand for crude oil and natural gas products and many other factors. The availability of quality drilling prospects, exploration success, availability of qualified rigs and operating personnel, relative production costs, availability and lead time requirements for drilling and production equipment, the stage of reservoir development and political and regulatory environments also affect our customers’ drilling programs. Crude oil and natural gas prices are volatile, which has historically led to significant fluctuations in expenditures by our customers for oil and natural gas drilling services. Variations in market conditions during the cycle impact us in different ways depending primarily on the length of drilling contracts in different regions. For example, contracts in the shallow water U.S. Gulf of Mexico are shorter term, so a deterioration or improvement in market conditions tends to quickly impact revenues and cash flows from those operations. Contracts in deepwater and other international offshore markets tend to be longer term, so a change in market conditions tends to have a delayed impact. Accordingly, short-term changes in market conditions may have minimal short-term impact on revenues and cash flows from those operations unless the timing of contract renewals takes place during the short-term changes in the market.

Our revenues depend principally upon the number of our available rigs, the number of days these rigs are utilized and the contract dayrates received. The number of days our rigs are utilized and the contract dayrates received are largely dependent upon the balance of supply of drilling rigs and demand for drilling services for the different rig classes we operate, as well as our rigs’ operational performance, including mechanical efficiency. The number of rigs we have available may increase or decrease as a result of the acquisition or disposal of rigs, the construction of new rigs, the number of rigs being upgraded or repaired or undergoing periodic surveys or routine maintenance at any time and the number of rigs idled during periods of oversupply in the market or when we are unable to contract our rigs at economical rates.  In order to improve utilization or realize higher contract dayrates, we may mobilize our rigs from one geographic region to another for which we may receive a mobilization fee. Mobilization fees are deferred and recognized as revenue over the term of the contract.

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

Our earnings from operations are primarily affected by revenues, cost of labor, repairs and maintenance and utilization of our drilling fleet. Many of our drilling contracts allow us to adjust the dayrates charged to our customer based on changes in operating costs, such as increases in labor costs, maintenance and repair costs and insurance costs. Some of our costs are fixed in nature or do not vary at the same time or to the same degree as changes in revenue. For instance, if a rig is expected to be idle between contracts and earn no revenue, we may maintain our rig crew, which reduces our earnings as we cannot fully offset the impact of the lost revenues with reductions in operating costs.

Our industry has traditionally been affected by shortages of, and competition for, skilled rig crew personnel during high levels of activity in the drilling industry, and due to the aging workforce and the training and skill set of applicants. We expect these personnel shortages to continue, especially in the deepwater segments, even as industry activity declines. To better retain and attract skilled rig personnel, we offer competitive compensation programs and have increased our focus on training and management development programs. We believe that labor costs may continue to increase in 2009 for skilled personnel in certain geographic locations although the more challenging business environment characterized by reduced offshore activity may slow the rate of increase of such costs in 2009. In addition, increased demand for contract drilling operations has increased demand for oilfield equipment and spare parts, which, when coupled with the consolidation of equipment suppliers, has resulted in longer order lead times to obtain critical spares and other critical equipment components essential to our business, higher repair and maintenance costs and longer out-of-service time for major repair and upgrade projects. We anticipate maintaining higher levels of critical spares to minimize unplanned downtime. With the decline in prices for steel and other key inputs and the decline in level of business activity, we believe that some softening of lead times and pricing for spare parts and equipment is likely to occur. The amount and timing of moderation of costs will be affected by our suppliers’ level of backlog and the number of remaining newbuilds.

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

The decline in crude oil prices that began in late 2008, following the onset of the global financial crisis, deteriorating global economic fundamentals and the resulting decline in crude oil demand in a number of the world’s largest oil consuming nations, is having a negative impact on 2009 offshore activity. Lower average crude oil prices resulting from declining global demand have resulted in some of our customers reducing 2009 planned expenditures for drilling activity in an effort to spend within expected 2009 cash flows. This decline is expected to be more pronounced in exploration activities, which are characterized by shorter term projects. Deepwater drilling activity has thus far, in 2009, displayed more resilience relative to other offshore drilling activities, especially for projects currently in development.  This is due to the long-term planning horizon of our customers. Utilization for the industry’s deepwater fleet has not been subject to the high fluctuations as experienced within the shallow water market even during market downturns. However, some clients have engaged in subletting of rigs to other parties in an effort to reduce their capital commitments. If the subleasing of deepwater rig capacity becomes more pronounced, which is likely if a lower crude oil price environment persists, dayrates for deepwater rigs could adjust lower in 2009.

We believe that long-term market conditions for offshore drilling services are supported by sound fundamental factors and that demand for certain offshore rigs, such as deepwater units, could continue to exceed supply for the next several years, producing attractive opportunities for our deepwater rigs under construction.  We expect the long-term global demand for deepwater offshore contract drilling services to remain strong, driven by the return of expanding worldwide demand for crude oil and natural gas once economic recovery begins, an increased focus by oil and natural gas companies on offshore prospects, and increased global participation by national oil companies. Customer requirements for deepwater drilling capacity are steady in the current business environment, as successful results in exploration drilling have led to prolonged field development programs around the world, placing deepwater assets in limited supply beyond the end of the decade. We believe that long-term economic factors and demand for crude oil will lead to a higher trading range for crude oil prices in the future. With geological successes in exploratory markets, such as the numerous discoveries to date in the pre-salt formation offshore Brazil, and, in general, more favorable conditions allowing international oil companies access to promising offshore basins and field development, we believe exploration and production companies will continue to pursue the development of new deepwater projects and discoveries. In addition, we believe that the need for deepwater rigs will continue to grow for existing offshore development projects.

Our deepwater fleet currently operates in West Africa, Brazil and the Mediterranean Sea, and we expect to expand into the strategically important U.S. Gulf of Mexico region in 2010 following the delivery of two of our four deepwater drillships currently under construction.  Including rig days for our drillships under construction, based upon their scheduled delivery dates, we have 96% of our available rig days for our deepwater fleet contracted in the last three quarters of 2009, 88% in 2010, 81% in 2011 and 67% in 2012. Customer demand for deepwater drilling rigs has increased steadily since 2005, with the industry’s fleet of 97 units experiencing full utilization through the first quarter of 2009 and deepwater rig shortages, which have been occurring since 2006. The high customer demand has led to a steep rise in deepwater rig dayrates, reaching $650,000 per day for some multi-year contracts agreed to during late 2008. Dayrates for deepwater rigs, especially those capable of drilling in greater than 7,000 feet of water, have remained well above $500,000 per day into early 2009 as evidenced by recent contract awards. The deepwater drilling business has been supported by strong geologic success, especially in Brazil and West Africa, and the emergence of new, promising deepwater regions, such as India, Libya, Mexico and the Black Sea, along with advances in seismic gathering and interpretation and well completion technologies. These developments have contributed to record backlog levels and contracted rig utilization at or near 100% through the end of 2009. In addition, deepwater drilling economics have been aided in recent years by an expectation of higher average crude oil prices, and an increased number of deepwater discoveries.  These improving factors associated with deepwater activity have produced a growing base of development programs requiring multiple years to complete and resulting in long-term contract awards by our customers, especially for projects in Brazil, West Africa and the U.S. Gulf of Mexico, and represents a significant portion of our revenue backlog that currently extends into 2016.  However, since the onset of the global financial crisis, urgency by clients to contract deepwater rigs, which was evident into 2008, has diminished in early 2009, as many customers evaluate some deepwater projects.  Although many customers continue to discuss rig requirements to support deepwater drilling efforts, deepwater contract awards in 2009 are expected to be significantly reduced from the past 24 months.

Our midwater fleet currently operates offshore Africa and Brazil, and we expect this geographic presence to remain unchanged through 2009. We currently have 92% of our available rig days for our midwater fleet contracted in the last three quarters of 2009, 71% in 2010, 64% in 2011 and 35% in 2012. During 2009, customer needs for midwater rigs have declined and subleasing of midwater rigs has increased.  We expect there will be a continuation of subletting of rig time in 2009 following the decline in crude oil prices, which could affect contract renewals due to the increased rig availability and lead to some idle time for rigs. Many of the industry’s midwater rigs are utilized in mature offshore regions that are sensitive to crude oil price volatility, such as the U.K. North Sea. With the average remaining contract duration on a midwater rig of approximately two years, customers in some regions, such as the U.K. North Sea, and others with limited capital resources, are increasingly subletting rig time in an effort to reduce capital spending during 2009, contributing to a more challenging near- to intermediate-term pricing environment and leading to reduced dayrate expectations.

Our independent leg jackup rig fleet currently operates in Mexico, the Middle East, Asia Pacific and West Africa.  We currently have 79% of our available rig days for our independent leg jackup fleet contracted in the last three quarters of 2009, 25% in 2010, 7% in 2011 and none in 2012. Since 2007, 50 jackup rigs have been added to the global fleet, with another 63 expected to be added in 2009 to 2011. The global financial crisis, which has created a difficult environment to obtain needed funding for fleet expansion, could result in some of the expected rig deliveries to be delayed significantly or cancelled. Customer demand has fallen below the supply of international jackup rigs in 2009, creating an increased level of idle rig capacity while contract durations have shortened throughout the existing fleet of jackup rigs, and the majority of rigs being delivered in 2009 and beyond are without contracts. Dayrates for standard international-class jackup rigs peaked during 2008, and have continued to fall in 2009 as utilization rates have fallen below 90%. We continue to expect jackup rates to decline in the near-to intermediate-term as customers reassess drilling programs and new capacity is absorbed into the fleet. The aggregate needs in Mexico are expected to increase during 2009, with five incremental jackups added since the beginning of 2009 and another five to ten jackup rigs expected to be added over the remainder of 2009 as PEMEX attempts to reverse substantial crude oil production declines. Recently, PEMEX has indicated a shifting focus toward geologic prospects in deeper water and, therefore, an increased emphasis on rigs with a water depth rating of 250 feet or greater, especially independent leg cantilever rigs.

Our mat-supported jackup fleet operates in the United States and Mexico. The shallow water U.S. Gulf of Mexico is one of the most mature offshore basins in the world.  We currently have 15% of our available rig days, which includes rigs that are currently stacked, for our mat-supported jackup fleet contracted in the last three quarters of 2009, and none in 2010, 2011 and 2012.  Drilling activity in the U.S. Gulf of Mexico market is typically conducted by small independent exploration and production companies, with the level of activity heavily influenced by the price of natural gas. Production prospects are typically small with high depletion rates, and jackup rigs are employed by clients for short-term, well-to-well programs. Throughout most of 2008, utilization and dayrates for the U.S. Gulf of Mexico based jackup rigs improved steadily, due in part to higher natural gas prices and a reduction in the supply of jackup rigs, following the continued relocation of rigs to international markets. Also, with the historically high crude oil price experienced into mid 2008, a number of clients employed jackup rigs to drill small accumulations of crude oil, constraining further the supply of rigs in the region. The aggregate fleet utilization for U.S. jackup rigs has declined to approximately 50% principally due to lower natural gas and crude oil prices. The decline in aggregate fleet utilization has resulted in declining dayrates for U.S. jackup rigs. Jackup rig activity is expected to persist at depressed levels further into 2009 due to the expected continuation of the unfavorable commodity price trend and the inability for some of our customers to gain access to capital to fund exploration and production spending.  Some jackup rig capacity is being removed from active service due to the weaker business environment, which is expected to keep rig dayrates above the cash cost to operate the rigs.  As PEMEX changes its focus toward new field exploration and development prospects that increasingly require the use of rigs with greater water depth capability, we expect that demand in Mexico for our mat-supported jackup rigs with water depth ratings of 200 feet or less could decline and the future contracting opportunities for such rigs in Mexico could diminish.

Since the beginning of 2008 through March of 2009 we have relocated five of the 11 rigs located in Mexico to the U.S. Gulf of Mexico region where four of these units were stacked until market conditions improve and one remains idle. We had contracts totaling approximately 160 rig days for the rigs operating in the U.S. Gulf of Mexico as of March 31, 2009. Five of the remaining units in Mexico were operating under short-term contracts totaling approximately 690 rig days and one was idle as of March 31, 2009. In April 2009 the Pride Nebraska contract expired and the rig is now idle. In addition, we have been advised by PEMEX that it is currently evaluating its planned work program for the Pride Texas. If PEMEX cannot utilize the Pride Texas for other work, it has given us notice that it would release the rig from its existing contract early, after which we intend to mobilize the rig to the U.S. Gulf of Mexico and market it for operations there.

We experienced approximately 138 out-of-service days for shipyard maintenance and upgrade projects for the three months ended March 31, 2009 for our existing fleet as compared to approximately 315 days for the three months ended March 31, 2008. For 2009, we expect the total number of out-of-service days to be approximately 679 as compared to 655 days for 2008. For our ultra-deepwater drillships under construction, we have attempted to mitigate risks of delay by selecting the same shipyard for all four construction projects with fixed-fee contracts, although some of our other risks with respect to these construction projects, such as work stoppages, disputes with the shipyard, shipyard financial and other difficulties and adverse weather conditions, are more concentrated.

Backlog

Our backlog at March 31, 2009, totaled approximately $8.0 billion for our executed contracts, with $2.6 billion attributable to our ultra-deepwater drillships under construction. We expect approximately $1.7 billion of our total backlog to be realized in the next 12 months. Our backlog at December 31, 2008 was approximately $8.6 billion. We calculate our backlog, or future contracted revenue for our offshore fleet, as the contract dayrate multiplied by the number of days remaining on the contract, assuming full utilization. Backlog excludes revenues for mobilization, demobilization, contract preparation, customer reimbursables and performance bonuses. The amount of actual revenues earned and the actual periods during which revenues are earned will be different than the amount disclosed or expected due to various factors. Downtime due to various operating factors, including unscheduled repairs, maintenance, weather and other factors, may result in lower applicable dayrates than the full contractual operating dayrate, as well as the ability of our customers to terminate contracts under certain circumstances.

The following table reflects the percentage of rig days committed by year as of March 31, 2009. The percentage of rig days committed is calculated as the ratio of total days committed under firm contracts, as well as scheduled shipyard, survey and mobilization days, to total available days in the period. Total available days have been calculated based on the expected delivery dates for our four ultra-deepwater rigs under construction.

	For the Years Ending December 31,
	2009(1)	2010	2011	2012
Rig Days Committed
Deepwater	96%	88%	81%	67%
Midwater	92%	71%	64%	35%
Independent Leg Jackups	79%	25%	7%	0%
Mat-Supported Jackups	15%	0%	0%	0%
____________
(1)	Represents a nine-month period beginning April 1, 2009.

Segment Review

Our reportable segments include Deepwater, which consists of our rigs capable of drilling in water depths greater than 4,500 feet, and Midwater, which consists of our semisubmersible rigs capable of drilling in water depths of 4,500 feet or less. Our jackup fleet, which operates in water depths up to 300 feet, is reported as two segments, Independent Leg Jackups and Mat-Supported Jackups, based on rig design as well as our intention to distribute the mat-supported jackup business to our stockholders. We also manage the drilling operations for three deepwater rigs, which are included in a non-reported operating segment along with corporate costs and other operations.

The following table summarizes our revenues and earnings from continuing operations by our reportable segments:

	Three Months Ended
	March 31,
	2009	2008
Deepwater revenues:	(In millions)
Revenues excluding reimbursables	$212.1	$191.8
Reimbursable revenues	6.4	2.5
Total Deepwater revenues	218.5	194.3

Midwater revenues:
Revenues excluding reimbursables	129.0	77.7
Reimbursable revenues	2.8	1.1
Total Midwater revenues	131.8	78.8

Independent Leg Jackup revenues:
Revenues excluding reimbursables	78.2	58.7
Reimbursable revenues	0.2	0.1
Total Independent Leg Jackup revenues	78.4	58.8

Mat-Supported Jackup revenues:
Revenues excluding reimbursables	87.7	147.5
Reimbursable revenues	2.6	1.6
Total Mat-Supported Jackup revenues	90.3	149.1

Other	30.2	58.6
Corporate	0.1	0.5
Total revenues	$549.3	$540.1

Earnings (loss) from continuing operations:
Deepwater	$105.5	$92.5
Midwater	59.6	27.8
Independent Leg Jackups	39.9	26.5
Mat-Supported Jackups	6.8	55.0
Other	7.2	8.6
Corporate	(35.3)	(34.0)
Total	$183.7	$176.4

The following table summarizes our average daily revenues and utilization percentage by segment:

	Three Months Ended March 31,
	2009		2008
	Average Daily Revenues (1)	Utilization (2)	Average Daily Revenues (1)	Utilization (2)
Deepwater	$334,900	91%	$276,100	97%
Midwater	$265,000	92%	$224,100	64%
Independent Leg Jackups	$126,500	98%	$115,800	80%
Mat-Supported Jackups	$100,000	50%	$93,500	83%
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

Deepwater

Revenues for our deepwater segment increased $24.2 million, or 12%, for the three months ended March 31, 2009 over the comparable period in 2008. The increase in revenues is primarily due to higher contracted dayrates for the Pride Angola and the Pride Carlos Walter, and the increased utilization in the first quarter of 2009 of the Pride Rio de Janeiro, which experienced repair downtime in January 2008.  Collectively, these three rigs contributed approximately $33 million of incremental revenues over the comparable period in 2008. This increase in revenues was partially offset by the decreased utilization of the Pride Brazil, which underwent contractual upgrades in the first quarter of 2009, as compared to 99% utilization for the same period of 2008. Primarily as a result of these factors, average daily revenues increased 21% for the three months ended March 31, 2009 over the comparable period in 2008. Earnings from operations increased $13.0 million, or 14%, for the three months ended March 31, 2009 over the comparable period in 2008 due to the increase in revenues, partially offset by an increase in total labor costs for our rig crews. Utilization decreased to 91% for the three months ended March 31, 2009 as compared to 97% for the three months ended March 31, 2008 primarily due to the decreased utilization of the Pride Brazil.

Midwater

Revenues for our midwater segment increased $53.0 million, or 67%, for the three months ended March 31, 2009 over the comparable period in 2008 primarily due to the Pride South Seas, which in addition to commencing a new contract in March 2008 at a substantially higher dayrate, also worked an incremental 76 days for the three months ended March 31, 2009 over the comparable period in 2008.  The increased revenues were also due in part to the Pride Mexico, which commenced a five-year contract in Brazil beginning in July 2008 and earned no revenues in the comparable period in 2008 as it was in the shipyard. In addition, dayrates for the Sea Explorer increased at the beginning of 2009 pursuant to the terms of the current contract. The increase in revenues during the first quarter of 2009 was partially offset by the Pride Venezuela, which earned no dayrate for 27 days within the quarter and spent time in the shipyard for repairs, which has extended into the second quarter. Average daily revenues increased 18% for the three months ended March 31, 2009 over the comparable period in 2008. Earnings from operations increased $31.8 million, or 114%, for the three months ended March 31, 2009 over the comparable period in 2008 due to the increase in revenues.  Utilization increased to 92% for the three months ended March 31, 2009 from 64% for the three months ended March 31, 2008 primarily due to the increased utilization of the Pride South Seas and the Pride Mexico which had no shipyard time in 2009 as compared to 123 days in 2008.

Independent Leg Jackups

Revenues for our independent leg jackup segment increased $19.6 million, or 33%, for the three months ended March 31, 2009 over the comparable period in 2008 primarily due to the increased utilization of the Pride Cabinda, which was in the shipyard for the entire first quarter of 2008, and the Pride Montana, which was operating on a contract with higher dayrates in the 2009 period.  Together, these two rigs contributed an incremental $21.0 million of revenue for the three months ended March 31, 2009 over the comparable period in 2008. Average daily revenues increased 9% for the three months ended March 31, 2009 over the comparable period in 2008 primarily due to higher utilization and dayrates for the Pride Cabinda and the Pride Montana. Earnings from operations increased $13.4 million, or 51%, for the three months ended March 31, 2009 over the comparable period in 2008 due to increased revenues and lower relative operating costs. Utilization increased to 98% for the three months ended March 31, 2009 from 80% for the three months ended March 31, 2008 primarily due to reduced shipyard time for the Pride Cabinda and Pride North Dakota.

Mat-Supported Jackups

Revenues for our mat-supported jackup segment decreased $58.8 million, or 39%, for the three months ended March 31, 2009 over the comparable period in 2008 primarily due to decreased activity driven largely by the decline of crude oil and natural gas prices and the impacts of the financial crisis. Average daily revenues increased 7% for the three months ended March 31, 2009 over the comparable period in 2008 primarily due to higher dayrates in the U.S. Gulf of Mexico. Earnings from operations decreased $48.2 million, or 88%, for the three months ended March 31, 2009 over the comparable period in 2008 primarily due to lower revenues.  Utilization decreased to 50% for the three months ended March 31, 2009 from 83% for the comparable period in 2008. The decrease in utilization is primarily due to the stacking of five rigs throughout 2008 and an additional three rigs in 2009 as the demand for drilling services has declined.  In addition, the Pride Wyoming was lost during Hurricane Ike in September 2008.

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

Revenues decreased $28.4 million, or 48%, for the three months ended March 31, 2009 over the comparable period in 2008 primarily due to the sale of our platform rig fleet in May 2008. Earnings from operations decreased $1.4 million, or 16%, for the three months ended March 31, 2009 over the comparable period in 2008 primarily due to the decline in revenues resulting from fewer operating days, higher labor costs and increased transportation costs in Mexico.

Results of Operations

The discussion below relating to significant line items represents our analysis of significant changes or events that impact the comparability of reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

The following table presents selected consolidated financial information for our continuing operations:

	Three Months Ended
	March 31,
	2009	2008
	(In millions)
REVENUES
Revenues excluding reimbursable revenues	$534.1	$524.7
Reimbursable revenues	15.2	15.4
	549.3	540.1

COSTS AND EXPENSES
Operating costs, excluding depreciation and amortization	270.0	264.8
Reimbursable costs	13.8	15.1
Depreciation and amortization	53.6	50.8
General and administrative, excluding depreciation and amortization	33.1	33.2
Gain on sales of assets, net	(4.9)	(0.2)
	365.6	363.7

EARNINGS FROM OPERATIONS	183.7	176.4

OTHER INCOME (EXPENSE), NET
Interest expense	-	(11.5)
Refinancing charges	-	(1.2)
Interest income	1.3	7.5
Other income (expense), net	3.7	10.3

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	188.7	181.5
INCOME TAXES	(32.2)	(46.1)

INCOME FROM CONTINUING OPERATIONS, NET OF TAX	$156.5	$135.4

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues. Revenues for the three months ended March 31, 2009 increased $9.2 million, or 2%, over the comparable period in 2008. For additional information about our revenues, please read “— Segment Review” above.

Operating Costs. Operating costs for the three months ended March 31, 2009 increased $3.9 million, or 1%, over the comparable period in 2008, primarily due to approximately $7.3 million in higher labor costs for rig crew personnel, including costs for merit increases, retention programs designed to retain key operations personnel and increased training costs. In addition, there was an increase of approximately $3.9 million in agent fees. Off-setting the increases were decreases in repair and maintenance costs for rigs in our deepwater and midwater fleet and a decrease in demobilization costs. Operating costs as a percentage of revenues remained unchanged at 52% for the three months ended March 31, 2009 and 2008.

Depreciation and Amortization. Depreciation expense for the three months ended March 31, 2009 increased $2.8 million, or 6%, over the comparable period in 2008. This increase relates to capital additions primarily in our midwater and deepwater segments.

General and Administrative. General and administrative expenses for the three months ended March 31, 2009 decreased $0.1 million over the comparable period in 2008, primarily due to a decrease of $3.5 million of expenses related to the ongoing investigation described under “— FCPA Investigation” above and a $1.2 million decrease in information technology infrastructure expenditures due to the completion of the upgrade project early in the third quarter of 2008, partially offset by an increase of $4.1 million in costs related to the separation of our mat-supported jackup business.

Gain on Sale of Assets, Net. We had net gain on sales of assets of $4.9 million for the three months ended March 31, 2009 primarily due to the recognition of the deferred gain on sale from the sale of our platform fleet in May 2008.  We had net gain on sales of assets, primarily scrap equipment, of $0.2 million for the three months ended March 31, 2008.

Interest Expense. Interest expense for the three months ended March 31, 2009 decreased $11.5 million over the comparable period in 2008 due to a reduction in total debt balances outstanding in the 2009 period resulting from the repayment of our 3 1/4% Convertible Senior Notes Due 2033 in the second quarter of 2008 and our drillship loan facility in March 2008.  The decrease was also attributable to a $3.2 million increase in capitalized interest in the 2009 period and the acceleration of approximately $1.2 million of deferred finance charges which were recorded in connection with our debt repayments in 2008.

Interest Income. Interest income for the three months ended March 31, 2009 decreased $6.2 million, or 83%, over the comparable period in 2008, due to the decrease in investment income earned as a result of significantly lower interest rates year-over-year. The decrease was also the result of maintaining lower cash balances due to the repayment of debt and payments made for newbuild drillship construction projects, as compared to the comparable period in 2008.

Other Income (Expense), Net. Other income, net for the three months ended March 31, 2009 decreased $6.6 million, or 64%, over the comparable period in 2008, due to an $11.4 million gain recorded in the first quarter of 2008 resulting from the sale of our 30% interest in a joint venture that operated several land rigs in Oman. In addition, we had a $1.7 million loss in 2008 for mark-to-market adjustments and cash settlements on interest rate swap and cap agreements for our drillship loan facility, which were extinguished in March 2008 in connection with the retirement of the facility. In 2009, we recorded an incremental $3.2 million in foreign exchange gain as compared with the same period in 2008.

Income Taxes. Our consolidated effective income tax rate for continuing operations for the three months ended March 31, 2009 was 17.1% compared with 25.4% for the three months ended March 31, 2008. The lower tax rate for the 2009 period was principally the result of decreased profitability on some of our mid-water rigs operating in high tax rate jurisdictions, as well as much lower income than in the prior period in our mat-supported jackup segment operating in the United States and Mexico.

Liquidity and Capital Resources

Our objective in financing our business is to maintain both adequate financial resources and access to additional liquidity. Our $300 million senior unsecured revolving credit facility provides back-up liquidity to meet our on-going working capital needs. At March 31, 2009, we had $300 million of availability under this facility.

During the three months ended March 31, 2009, we used cash on hand and cash flows generated from operations as our primary source of liquidity for funding our working capital needs, debt repayment and capital expenditures.  We believe that our cash on hand, cash flows from operations and availability under our revolving credit facility will provide sufficient liquidity through 2009 to fund our working capital needs, scheduled debt repayments and anticipated capital expenditures, including progress payments for our four drillship construction projects. In addition, we will continue to pursue opportunities to expand or upgrade our fleet, which could result in additional capital investment. Subject to the limitations imposed by our existing debt arrangements, we may also in the future elect to return capital to our stockholders by share repurchases or the payment of dividends.

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

In addition, taking into account the increased volatility of our business and the U.S. capital markets, we may opportunistically seek to access the debt capital markets to improve our liquidity. We also review from time to time the possible disposition of assets that we do not consider core to our strategic long-term business plan.

As discussed above, we have filed a Form 10 registration statement with the SEC with respect to the distribution to our stockholders of all of the shares of common stock of a subsidiary to be named Seahawk Drilling, Inc. that would hold, directly or indirectly, the assets and liabilities of our 20-rig mat-supported jackup business.  For additional information about the spin-off, please read “—Recent Developments—Spin-off.”

Sources and Uses of Cash for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Cash flows provided by operating activities

Cash flows from operations were $166.2 million for the three months ended March 31, 2009 compared with $94.2 million for the comparable period in 2008. This increase was primarily due to a reduction in our trade receivables and higher income from continuing operations partially offset by reductions in accounts payable and accrued expenses in 2009. Cash flows from operations include the effects of our discontinued operations, which provided approximately $2.2 million and $4.8 million of operating cash flow for the three months ended March 31, 2009 and 2008, respectively.

Cash flows used in investing activities

Cash flows used in investing activities were $213.1 million for the three months ended March 31, 2009 compared with $92.8  million for the comparable period in 2008. Purchases of property and equipment totaled $213.7 million and $318.8 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in 2009 is primarily due to the upgrade project for the Pride Mexico that was completed in March 2008. The cash outflows for capital expenditures for the three months ended March 31, 2008 were partially offset by the $210.8 million in net cash proceeds we received from the sale of our tender-assist rigs and $15 million from the sale of our 30% interest in a joint venture that operated several land rigs in Oman.

Cash flows used in financing activities

Cash flows used in financing activities were $5.2 million for the three months ended March 31, 2009 compared with $139.1 million for the comparable period in 2008. The decrease in cash used is due to the $138.9 million payment made in March 2008 to repay in full the outstanding amounts due under our drillship loan facility. Our net cash used for debt repayments included $7.1 million in scheduled debt repayments for the three months ended March 31, 2009 and 2008. We also received proceeds of $1.8 million and $5.7 million from employee stock transactions in the three months ended March 31, 2009 and 2008, respectively.

Working Capital

As of March 31, 2009, we had working capital of $773.5 million compared with $849.6 million as of December 31, 2008. The decrease in working capital is primarily due to expenditures incurred towards the construction of our four ultra-deepwater drillships and decreases in our accrued expenses and accounts payable, partially offset by increased working capital from increased dayrates and a decrease to our deferred tax assets resulting from the utilization of certain tax assets and the reclassification of a portion of these tax assets from short-term to long-term.

Available Credit Facilities

In December 2008, we entered into a new $300 million unsecured revolving credit agreement with a group of banks maturing in December 2011. Borrowings under the credit facility are available to make investments, acquisitions and capital expenditures, to repay and back-up commercial paper and for other general corporate purposes. We may obtain up to $100 million of letters of credit under the facility. The credit facility also has an accordion feature that would, under certain circumstances, allow us to increase the availability under the facility up to $600 million. Amounts drawn under the credit facility bear interest at variable rates based on LIBOR plus a margin or the alternative base rate. The interest rate margin applicable to LIBOR advances varies based on our credit rating. As of March 31, 2009, there were no outstanding borrowings or letters of credit outstanding under the facility, and our borrowing availability was $300 million.

Other Outstanding Debt

As of March 31, 2009, in addition to our credit facility, we had the following long-term debt, including current maturities, outstanding:

•	$500.0 million principal amount of 7 3/8% senior notes due 2014; and

•	$220.0 million principal amount of notes guaranteed by the United States Maritime Administration.

Our 7 3/8% senior notes contain provisions that limit our ability and the ability of our subsidiaries to engage in sale and leaseback transactions; create liens; and consolidate, merge or transfer all or substantially all of our assets.  In March 2009, in connection with the upgrade in the rating on the notes to investment grade by S&P, other restrictive covenants applicable to the notes have ceased to apply.  We are required to offer to repurchase the notes in connection with specified change in control events that result in a ratings decline.

Other Sources and Uses of Cash

We expect our purchases of property and equipment for 2009, excluding our new drillship commitments, to be approximately $350 million, of which we have spent approximately $41 million in the first three months of 2009. These purchases are expected to be used primarily for various rig upgrades in connection with new contracts as contracts expire during the year along with other sustaining capital projects. With respect to our four ultra-deepwater drillships currently under construction, we made payments of $156 million in the first three months of 2009, with the total remaining costs estimated to be approximately $1.9 billion. We anticipate making additional payments for the construction of these drillships of approximately $560 million for the remainder of 2009, approximately $770 million in 2010, and approximately $545 million in 2011. We expect to fund our construction obligations with respect to these rigs through available cash, cash flow from operations and borrowings under our revolving credit facility.

We anticipate making income tax payments of approximately $120 million to $135 million in 2009, of which $31.1 million has been paid through March 31, 2009.

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

In addition to the matters described in this “— Liquidity and Capital Resources” section, please read “— Our Business” and “— Segment Review” for additional matters that may have a material impact on our liquidity.

Letters of Credit

We are contingently liable as of March 31, 2009 in the aggregate amount of $211.3 million under certain performance, bid and custom bonds and letters of credit. As of March 31, 2009, we had not been required to make any collateral deposits with respect to these agreements.

Contractual Obligations

For additional information about our contractual obligations as of December 31, 2008, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2008. As of March 31, 2009, there were no material changes to this disclosure regarding our contractual obligations made in the annual report.

Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which is an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, SFAS No. 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted SFAS No. 160 on January 1, 2009 but its adoption did not have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted the provisions of SFAS No. 141 (Revised 2007), Business Combinations (SFAS No. 141(R)), which retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but changes the method of applying the acquisition method in a number of ways.  Acquisition costs are no longer considered part of the fair value of an acquisition and will generally be expensed as incurred, noncontrolling interests are valued at fair value at the acquisition date, in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends the guidance in SFAS No. 141(R) to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period.  If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss.  Further, this FSP eliminated the specific subsequent accounting guidance for contingent assets and liabilities from Statement 141(R), without significantly revising the guidance in SFAS No. 141.  However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value in accordance with SFAS No. 141(R).  This FSP is effective for all business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We adopted the provisions of SFAS No. 141(R) and FSP SFAS 141(R)-1 for business combinations with an acquisition date on or after January 1, 2009.

In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased.  This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157.  This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  The scope of this FSP does not include assets and liabilities measured under level 1 inputs.  FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009.  We will adopt the provisions of FSP SFAS 157-4 effective April 1, 2009, which we do not expect to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require publicly-traded companies, as defined in APB Opinion No. 28, Interim Financial Reporting, to provide disclosures on the fair value of financial instruments in interim financial statements.  FSP SFAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009.  We will adopt the new disclosure requirements in our second quarter 2009 financial statements.

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

We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including those described under “— FCPA Investigation” above, in “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2008 and the following:

•	general economic and business conditions, including conditions in the credit markets;

•	prices of crude oil and natural gas and industry expectations about future prices;

•	ability to adequately staff our rigs;

•	foreign exchange controls and currency fluctuations;

•	political stability in the countries in which we operate;

•	the business opportunities (or lack thereof) that may be presented to and pursued by us;

•	cancellation or renegotiation of our drilling contracts or payment or other delays or defaults by our customers;

•	changes in laws or regulations; and

•	the validity of the assumptions used in the design of our disclosure controls and procedures.

Most of these factors are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in these statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to interest rate risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our annual report on Form 10-K for the year ended December 31, 2008. There have been no material changes to the disclosure regarding our exposure to certain market risks made in the annual report.

For additional information regarding our long-term debt, see Note 4 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this quarterly report.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2009 were effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

For additional information about our risk factors, see Item 1A of our annual report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding our issuer repurchases of shares of our common stock on a monthly basis during the first quarter of 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (2)
January 1-31, 2009	89,450	$17.01	N/A	N/A
February 1-28, 2009	11,969	$18.47	N/A	N/A
March 1-31, 2009	1,884	$17.01	N/A	N/A
Total	103,303	$17.18	N/A	N/A
____________
(1)
Represents the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our stockholder-approved long-term incentive plan.

(2)	We did not have at any time during the quarter, and currently do not have, a share repurchase program in place.

Item 6. Exhibits**

10.1* †	Pride International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Chief Executive and Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

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

Date: April 30, 2009

	By:	/s/ LEONARD E. TRAVIS
Leonard E. Travis
Vice President and Chief Accounting Officer

Date: April 30, 2009

INDEX TO EXHIBITS

10.1* †	Pride International, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2009.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Chief Executive and Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

**
Pride and its subsidiaries are parties to several debt instruments that have not been filed with the SEC under which the total amount of securities authorized does not exceed 10% of the total assets of Pride and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii) (A) of Item 601(b) of Regulation S-K, Pride agrees to furnish a copy of such instruments to the SEC upon request.