Form 10-Q/A
period 2009-06-30
PRIDE INTERNATIONAL INC
filed 2009-08-05
CIK 833081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Quarterly Report of Pride International, Inc. on Form 10-Q for the quarterly period ended June 30, 2009 is solely to correct an error in the listing of the XBRL exhibits in Item 6 of Part II of the report and to furnish the XBRL exhibits as Exhibit 101 to the report.  The information furnished pursuant to Exhibit 101 shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and will not be incorporated by reference into any registration statement filed by Pride under the Securities Act of 1933, as amended, unless specifically identified therein as being incorporated therein by reference.

Item 6. Exhibits†

4.1*	Second Supplemental Indenture dated as of June 2, 2009 by and between Pride and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as Trustee.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Chief Executive and Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
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

Date: August 4, 2009

	By:	/s/ LEONARD E. TRAVIS
Leonard E. Travis
Vice President and Chief Accounting Officer

Date: August 4, 2009

INDEX TO EXHIBITS†

4.1*	Second Supplemental Indenture dated as of June 2, 2009 by and between Pride and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as Trustee.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Chief Executive and Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
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