Form 10-Q
period 2009-09-30
PRIDE INTERNATIONAL INC
filed 2009-11-02
CIK 833081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date.

Outstanding as of October 27, 2009
Common Stock, par value $.01 per share	174,515,635

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Pride International, Inc.

Consolidated Balance Sheets
(In millions, except par value)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(As Adjusted)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$957.5	$712.5
Trade receivables, net	328.8	438.8
Deferred income taxes	14.9	90.5
Prepaid expenses and other current assets	118.1	177.4
Assets held for sale	-	1.4
Total current assets	1,419.3	1,420.6

PROPERTY AND EQUIPMENT	5,815.5	6,067.8
Less: accumulated depreciation	1,163.1	1,474.9
Property and equipment, net	4,652.4	4,592.9
INTANGIBLE AND OTHER ASSETS	83.2	55.5
Total assets	$6,154.9	$6,069.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$30.3	$30.3
Accounts payable	125.5	137.3
Accrued expenses and other current liabilities	353.8	403.4
Total current liabilities	509.6	571.0

OTHER LONG-TERM LIABILITIES	120.3	146.2

LONG-TERM DEBT, NET OF CURRENT PORTION	1,169.4	692.9

DEFERRED INCOME TAXES	85.3	258.9

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 50.0 shares authorized; none issued	-	-
Common stock, $0.01 par value; 400.0 shares authorized; 174.9 and 173.8 shares issued; 174.0 and 173.1 shares outstanding	1.7	1.7
Paid-in capital	2,038.2	2,002.6
Treasury stock, at cost; 0.9 and 0.7 shares	(16.3)	(13.3)
Retained earnings	2,243.6	2,408.2
Accumulated other comprehensive income	3.1	0.8
Total stockholders’ equity	4,270.3	4,400.0
Total liabilities and stockholders’ equity	$6,154.9	$6,069.0

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.

Consolidated Statements of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended
	September 30,
	2009	2008
		(As Adjusted)
REVENUES
Revenues excluding reimbursable revenues	$379.5	$455.5
Reimbursable revenues	6.6	7.8
	386.1	463.3

COSTS AND EXPENSES
Operating costs, excluding depreciation and amortization	210.6	206.4
Reimbursable costs	5.8	7.4
Depreciation and amortization	39.5	38.0
General and administrative, excluding depreciation and amortization	30.2	26.5
Gain on sales of assets, net	(0.1)	-
	286.0	278.3

EARNINGS FROM OPERATIONS	100.1	185.0

OTHER INCOME (EXPENSE), NET
Interest expense, net of amounts capitalized	-	(2.1)
Interest income	0.6	2.9
Other income (expense), net	(2.7)	6.1
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	98.0	191.9
INCOME TAXES	(18.1)	(47.7)
INCOME FROM CONTINUING OPERATIONS, NET OF TAX	79.9	144.2
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(44.3)	44.9
NET INCOME	$35.6	$189.1

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.45	$0.82
Income (loss) from discontinued operations	(0.26)	0.26
Net income	$0.19	$1.08
DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.45	$0.82
Income (loss) from discontinued operations	(0.25)	0.26
Net income	$0.20	$1.08
SHARES USED IN PER SHARE CALCULATIONS
Basic	173.5	172.7
Diluted	174.0	173.3

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.

Consolidated Statements of Operations
(Unaudited)
(In millions, except per share amounts)

	Nine Months Ended
	September 30,
	2009	2008
		(As Adjusted)
REVENUES
Revenues excluding reimbursable revenues	$1,253.0	$1,181.4
Reimbursable revenues	24.4	31.0
	1,277.4	1,212.4

COSTS AND EXPENSES
Operating costs, excluding depreciation and amortization	615.9	565.7
Reimbursable costs	21.6	29.8
Depreciation and amortization	118.3	109.7
General and administrative, excluding depreciation and amortization	85.3	95.5
Loss (gain) on sales of assets, net	(0.5)	0.5
	840.6	801.2

EARNINGS FROM OPERATIONS	436.8	411.2

OTHER INCOME (EXPENSE), NET
Interest expense, net of amounts capitalized	(0.1)	(19.9)
Refinancing charges	-	(1.2)
Interest income	2.6	15.1
Other income (expense), net	(3.3)	15.7
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	436.0	420.9
INCOME TAXES	(72.5)	(84.6)
INCOME FROM CONTINUING OPERATIONS, NET OF TAX	363.5	336.3
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(44.9)	280.1
NET INCOME	$318.6	$616.4

BASIC EARNINGS PER SHARE:
Income from continuing operations	$2.06	$1.96
Income (loss) from discontinued operations	(0.26)	1.63
Net income	$1.80	$3.59
DILUTED EARNINGS PER SHARE:
Income from continuing operations	$2.06	$1.89
Income (loss) from discontinued operations	(0.26)	1.58
Net income	$1.80	$3.47
SHARES USED IN PER SHARE CALCULATIONS
Basic	173.4	169.9
Diluted	173.7	176.0

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.

Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In millions)

							Accumulated
							Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity

Balance, December 31, 2008	173.8	$1.7	$2,002.6	0.7	$(13.3)	$2,408.2	$0.8	$4,400.0
Comprehensive income
Net income						318.6		318.6
Foreign currency translation							2.2	2.2
Foreign currency hedges, net of tax							0.1	0.1
SFAS No. 158 change in funded status								-
Total comprehensive income						318.6	2.3	320.9
Exercise of stock options	0.2		4.2					4.2
Tax deficiency from stock-based compensation			(1.1)					(1.1)
Stock-based compensation, net	0.9		32.5	0.2	(3.0)			29.5
Spin-off of Seahawk						(483.2)		(483.2)
Balance, September 30, 2009	174.9	$1.7	$2,038.2	0.9	$(16.3)	$2,243.6	$3.1	$4,270.3

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.

Consolidated Statements of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:		(As Adjusted)
Net income	$318.6	$616.4
Adjustments to reconcile net income to net cash from operating activities:
Gain on sale of Eastern Hemisphere land rigs	(5.4)	-
Gain on sale of tender-assist rigs	-	(112.7)
Gain on sale of Latin America and E&P Services segments	-	(33.6)
Gain on sale of equity method investment	-	(11.4)
Depreciation and amortization	155.8	159.3
Amortization and write-offs of deferred financing costs	1.6	3.5
Amortization of deferred contract liabilities	(40.3)	(45.6)
Impairment charges	33.4	-
Gain on sales of assets, net	(0.5)	(20.8)
Deferred income taxes	(23.9)	56.2
Excess tax benefits from stock-based compensation	(1.0)	(6.6)
Stock-based compensation	28.8	17.8
Other, net	0.6	2.0
Net effect of changes in operating accounts (See Note 11)	59.3	(178.3)
Change in deferred gain on asset sales and retirements	4.9	(12.6)
Increase (decrease) in deferred revenue	0.6	(4.2)
Decrease (increase) in deferred expense	(0.4)	3.0
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	532.1	432.4
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(698.6)	(752.8)
Reduction of cash from spin-off of Seahawk	(82.4)	-
Proceeds from dispositions of property and equipment	7.3	0.9
Proceeds from the sale of Eastern Hemisphere land rigs, net	9.6	-
Proceeds from sale of tender-assist rigs, net	-	210.8
Proceeds from sale of platform rigs, net	-	64.5
Proceeds from sale of equity method investment	-	15.0
NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	(764.1)	(461.6)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Repayments of borrowings	(22.3)	(529.1)
Proceeds from debt borrowings	498.2	68.0
Debt finance costs	(6.2)	-
Net proceeds from employee stock transactions	6.3	21.2
Excess tax benefits from stock-based compensation	1.0	6.6
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	477.0	(433.3)
Increase (decrease) in cash and cash equivalents	245.0	(462.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	712.5	890.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$957.5	$427.9

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.

Notes to Unaudited Consolidated Financial Statements

NOTE 1. GENERAL

Nature of Operations

Pride International, Inc. (“Pride,” “we,” “our,” or “us”) is a leading international provider of offshore contract drilling services. We provide these services to oil and natural gas exploration and production companies through the operation and management of 23 offshore rigs. We also have four ultra-deepwater drillships under construction.

Basis of Presentation

On August 24, 2009, we completed the spin-off of our 20-rig mat-supported jackup business. In the third quarter of 2008, we entered into agreements to sell our Eastern Hemisphere land rig operations and completed the sale of all but one land rig used in those operations in the fourth quarter of 2008. The sale of the remaining land rig closed in the second quarter of 2009.  The results of operations, for all periods presented, of the assets disposed of in these transactions have been reclassified to income from discontinued operations. Except where noted, the discussions in the following notes relate to our continuing operations only (see Note 2).

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

Subsequent Events

In preparing these financial statements, we have evaluated subsequent events through November 2, 2009, which is the date the financial statements are being issued.

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

Fair Value Accounting

We use fair value measurements to record fair value adjustments to certain financial and nonfinancial assets and liabilities and to determine fair value disclosures. Our foreign currency forward contracts are recorded at fair value on a recurring basis. See Note 5 – Derivatives and Financial Instruments.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, we use various valuation techniques and assumptions when estimating fair value. For accounting disclosure purposes, a three-level valuation hierarchy of fair value measurements has been established. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

When determining the fair value measurements for assets and liabilities required or permitted to be recorded or disclosed at fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability. When possible, we look to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, we look to market observable data for similar assets and liabilities. Nevertheless, certain assets and liabilities are not actively traded in observable markets, and we are required to use alternative valuation techniques to derive an estimated fair value measurement. We adopted new guidance on January 1 and April 1, 2009 with no material impact on our consolidated financial statements.

Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 810-10-65, Transition Related to FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests inConsolidated Financial Statements) establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, ASC Subtopic 810-10-65 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. This subtopic is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted the provisions of ASC Subtopic 810-10-65 on January 1, 2009, with no material impact on our consolidated financial statements.

ASC Topic 805, Business Combinations (formerly SFAS No. 141 (Revised 2007), Business Combinations, and FASB Staff Position (“FSP”) SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies), provides that all business combinations are required to be accounted for at fair value under the acquisition method of accounting, but changes the method of applying the acquisition method from previous principles in a number of ways.  Acquisition costs are no longer considered part of the fair value of an acquisition and will generally be expensed as incurred, noncontrolling interests are valued at fair value at the acquisition date, in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. Contingent assets acquired and liabilities assumed in a business combination are to be recognized at fair value if fair value can be reasonably estimated during the measurement period. We adopted the changes to the provisions of ASC Topic 805 on January 1, 2009, with no material impact on our consolidated financial statements.

ASC Subtopic 820-10-65, Transition Related to FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with ASC 820, Fair Value Measurements and Disclosures, when the volume and level of activity for the asset or liability have significantly decreased.  This subtopic re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in ASC 820.  This subtopic clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  The scope of this subtopic does not include assets and liabilities measured under quoted prices in active markets.  ASC Subtopic 820-10-65 is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009.  We adopted the provisions of ASC Subtopic 820-10-65 effective April 1, 2009, with no material impact on our consolidated financial statements.

ASC Topic 825-10-65, Transition Related to FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments amends ASC Topic 825, Financial Instruments, to require publicly-traded companies, as defined in ASC Topic 270, Interim Reporting, to provide disclosures on the fair value of financial instruments in interim financial statements.  ASC Topic 825-10-65 is effective for interim periods ending after June 15, 2009.  We adopted the new disclosure requirements in our second quarter 2009 financial statements with no material impact on our consolidated financial statements.

ASC Subtopic 320-10-65, Transition Related to FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (formerly FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments issued in April 2009), provides transitional guidance for debt securities to make previous guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Existing recognition and measurement guidance related to other-than-temporary impairments of equity securities was not amended by this subtopic.  This subtopic is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of this subtopic effective April 1, 2009, with no material impact on our consolidated financial statements.

ASC Topic 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events issued May 2009) establishes (i) the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This topic is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  We adopted the provisions of this topic effective April 1, 2009, with no material impact on our consolidated financial statements.

 ASC Topic 860, Transfers and Servicing (formerly SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125, as amended by SFAS No. 166, Accounting for Transfers of Financial Assets – An Amendment of FASB Statement No. 140, issued in June 2009) amends prior principles to require more disclosure about transfers of financial assets and the continuing exposure, retained by the transferor, to the risks related to transferred financial assets, including securitization transactions. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  It also enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.  This topic will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. We will adopt the provisions of this topic effective January 1, 2010 and we do not expect the adoption to have a material impact on our consolidated financial statements.

ASC Subtopic 810-10-05, Consolidation – Variable Interest Entities (formerly FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, as amended by SFAS No. 167, Amendments to FASB Interpretation No. 46(R) in June 2009), defines how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This topic requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  This statement will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. We will adopt the provisions of this subtopic prospectively effective January 1, 2010 and we do not expect the adoption to have a material impact on our consolidated financial statements.

ASC Topic 105, Generally Accepted Accounting Principles (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162), issued in June 2009, became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the codification became nonauthoritative.   This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the provisions of this topic in the third quarter of 2009, with no change to our consolidated financial statements other than changes in reference to various authoritative accounting pronouncements in our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures – Measuring Liabilities and Fair Value, amending Subtopic 820-10, Fair Value Measurement, to provide guidance on the manner in which the fair value of liabilities should be determined. This update provides clarification that, in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of defined valuation techniques. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. We will adopt ASU No. 2009-05 in the fourth quarter of 2009, and we do not expect it will have a material impact on our consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform with the current year presentation.

NOTE 2. DISCONTINUED OPERATIONS AND OTHER DIVESTITURES

Discontinued Operations

We report discontinued operations in accordance with the guidance of ASC Topic 205, Presentation of Financial Statements, and Topic 360, Property, Plant and Equipment. We reclassify, from continuing operations to discontinued operations, for all periods presented, the results of operations for any asset group either held for sale or disposed of. We define an asset group as an operating group. Such reclassifications had no effect on our net income or stockholders’ equity.

Spin-off of Mat-Supported Jackup Business

On August 24, 2009, we completed the spin-off of Seahawk Drilling, Inc. (“Seahawk”), which holds the assets and liabilities that were associated with our mat-supported jackup rig business.  In the spin-off, our stockholders received 100% (approximately 11.6 million shares) of the outstanding common stock of Seahawk by way of a pro rata stock dividend.  Each of our stockholders of record at the close of business on August 14, 2009 received one share of Seahawk common stock for every 15 shares of our common stock held by such stockholder and cash in lieu of any fractional shares of Seahawk common stock to which such stockholder otherwise would have been entitled.

The following table presents selected information regarding the results of operations of our former mat-supported jackup business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$30.8	$143.9	$189.4	$476.4
Operating costs, excluding depreciation and amortization	30.7	77.4	161.6	247.7
Depreciation and amortization	8.4	14.2	37.5	45.3
General and administrative, excluding depreciation and amortization	17.7	1.1	28.4	2.2
Impairment expense	33.4	-	33.4	-
Gain on sales of assets, net	-	(3.0)	(5.0)	(21.3)
Earnings (loss) from operations	$(59.4)	$54.2	$(66.5)	$202.5
Other income (expense), net	(0.1)	(0.5)	1.2	0.2
Income (loss) before taxes	(59.5)	53.7	(65.3)	202.7
Income taxes	17.5	(18.3)	18.0	(71.0)
Income (loss) from discontinued operations	$(42.0)	$35.4	$(47.3)	$131.7

In connection with the spin-off, we made a cash contribution to Seahawk of approximately $47.3 million to achieve a targeted working capital for Seahawk as of May 31, 2009 of $85 million. We and Seahawk also agreed to indemnify each other for certain liabilities that may arise or be incurred in the future attributable to our respective businesses.

As of the date of the spin-off, per ASC Topic 360, we conducted a fair value assessment of the long-lived assets of Seahawk to determine whether an impairment loss should be recognized. We used multiple valuation methods and weighted the results of those methods for the final fair value determination. For the first valuation technique, we applied the income approach using a discounted cash flows methodology. Our valuation was based upon unobservable inputs that required us to make assumptions about the future performance of the mat-supported jackup rigs for which there is little or no market data, including projected demand, dayrates and operating costs. We also used a recent third-party valuation and recent analyst research reports for our second and third valuation methods. As a result of our fair value assessment, we determined that the carrying value of the Seahawk long-lived assets exceeded their fair value, resulting in an impairment loss of $33.4 million. We recorded the loss in income from discontinued operations for the three and nine months ended September 30, 2009.

Sale of Eastern Hemisphere Land Rigs

In the third quarter of 2008, we entered into agreements to sell our remaining seven land rigs for $95 million in cash. The sale of all but one rig closed in the fourth quarter of 2008. We leased the remaining rig to the buyer until the sale of that rig closed, which occurred in the second quarter of 2009.  We recognized an after-tax gain of $5.2 million upon closing the sale of the last rig.  Accordingly, this gain, the recognition of which had been previously deferred, was reflected in our income from discontinued operations for the nine months ended September 30, 2009.  The following table presents selected information regarding the results of operations of this operating group:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$-	$16.4	$6.7	$52.5
Income (loss) before taxes	(0.4)	2.6	(0.8)	6.2
Income taxes	(1.1)	(2.2)	(1.8)	(7.6)
Gain on disposal of assets, net of tax	-	-	5.4	-
Income (loss) from discontinued operations	$(1.5)	$0.4	$2.8	$(1.4)

Other Divestitures

In February 2008, we completed the sale of our fleet of three self-erecting, tender-assist rigs for $213 million in cash. We operated one of the rigs until mid-April 2009, when we transitioned the operations of that rig to the owner.

During the third quarter of 2007, we completed the disposition of our Latin America Land and E&P Services segments for $1.0 billion in cash. The purchase price was subject to certain post-closing adjustments for various indemnities.  From the closing date of the sale through September 30, 2009, we recorded a total gain on disposal of $325.4 million, which included certain estimates for the settlement of closing date working capital, valuation adjustments for tax and other indemnities provided to the buyer and selling costs incurred by us. We have indemnified the buyer for certain obligations that may arise or be incurred in the future by the buyer with respect to the business. We believe it is probable that some of these liabilities will be settled with the buyer in cash. Our total estimated gain on disposal of assets includes a $29.7 million liability based on our fair value estimates for the indemnities. In December 2008, the final amount of working capital payable by the buyer to us was determined in accordance with the purchase agreement to be approximately $44.5 million, plus approximately $5.8 million of accrued interest to September 30, 2009. To date, the buyer has not made the required payment, and we have received no assurance that payment will be made. The buyer has made various tax and other indemnification claims totaling approximately $39.9 million, as compared to our recorded liabilities related to these claims of $30.5 million. We continue to pursue collection of the amounts due to us and resolution of the tax and indemnification claims with the buyer. The expected settlement dates for the remaining tax indemnities vary from within one year to several years. Our final gain may be materially affected by the final resolution of these matters.

The following table presents selected information regarding the results of operations of these other divestitures:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$(0.4)	$19.4	$15.1	$74.7
Income (loss) before taxes	(0.6)	2.3	1.0	5.0
Income taxes	-	(0.5)	-	(1.5)
Gain (loss) on disposal of assets, net of tax	(0.2)	7.3	(1.4)	146.3
Income (loss) from discontinued operations	$(0.8)	$9.1	$(0.4)	$149.8

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2009	2008
		(As Adjusted)
Rigs and rig equipment	$3,999.9	$4,873.6
Construction-in-progress - newbuild drillships	1,484.3	965.5
Construction-in-progress - other	248.4	165.7
Other	82.9	63.0
Property and equipment, cost	5,815.5	6,067.8
Accumulated depreciation and amortization	(1,163.1)	(1,474.9)
Property and equipment, net	$4,652.4	$4,592.9

NOTE 4. DEBT

Debt consisted of the following:

	September 30,	December 31,
	2009	2008
Senior unsecured revolving credit facility	$-	$-
8 1/2% Senior Notes due 2019, net of unamortized discount of $1.8 million	498.2	-
7 3/8% Senior Notes due 2014, net of unamortized discount of $1.5 million and $1.7 million, respectively	498.5	498.3
MARAD notes, net of unamortized fair value discount of $2.0 million and $2.4 million, respectively	203.0	224.9
Total debt	1,199.7	723.2
Less: current portion of long-term debt	30.3	30.3
Long-term debt	$1,169.4	$692.9

In July 2009, borrowing availability under our unsecured revolving credit facility was increased from $300.0 million to $320.0 million. Amounts drawn under the senior unsecured revolving credit facility bear interest at variable rates based on LIBOR plus a margin or the alternative base rate defined in the agreement. The interest rate margin applicable to LIBOR advances varies based on our credit rating. As of September 30, 2009, there were no borrowings or letters of credit outstanding under the facility and availability was $320.0 million.

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

ASC Subtopic 470-20, Debt with Conversion and Other Options (formerly FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)), applies to any convertible debt instrument that may be wholly or partially settled in cash and requires the separation of the debt and equity components of cash-settleable convertibles at the date of issuance.  The accounting under ASC Subtopic 470-20, which we adopted January 1, 2009, required retrospective application for all periods presented and therefore must be applied to our $300 million 3.25% convertible senior notes due 2033, which were issued in May 2003 and retired in May 2008.  We have calculated a theoretical non-cash interest expense based on a similar debt instrument carrying a fixed interest rate but excluding the equity conversion feature and measured at fair value at the time the notes were issued. As a result, under ASC Subtopic 470-20, the debt component determined for these notes was $251.8 million and the debt discount was $48.2 million.  The equity component, recorded as additional paid-in capital, was $31.3 million, which represents the difference between the proceeds from the issuance of the notes and the fair value of the liability, net of a deferred tax benefit of $16.9 million.  The fixed interest rate was then applied to the debt component of the notes in the form of an original issuance discount and amortized over the life of the notes as a non-cash interest charge. This resulted in a non-cash increase of our historical interest expense, net of amounts capitalized, of $1.5 million, $9.2 million and $9.9 million for 2008, 2007 and 2006, respectively. Additionally, in accordance with ASC Subtopic 835-20, Capitalization of Interest Cost, we capitalized approximately $4.0 million of the incremental interest expense associated with the amortization of the debt discount. Application of these changes to our consolidated income statement for the nine months ended September 30, 2008 resulted in the following differences when compared to amounts previously reported:

Nine Months Ended
September 30,
2008

Additional pre-tax non-cash interest expense	$1.5
Additional deferred tax benefit	(0.5)
Retroactive change in net income and retained earnings	$1.0

Change to basic earnings per share	$-
Change to diluted earnings per share	$-

An adjustment to reduce the prior period’s retained earnings in the amount of $28.8 million was recorded for the year ended December 31, 2008, reflecting the cumulative impact of the adoption of ASC Subtopic 470-20 on our financial statements.  The amortization of the debt discount required under ASC Subtopic 470-20 is a non-cash expense and has no impact on total operating, investing and financing cash flows in the prior period or future consolidated statements of cash flows.

NOTE 5. DERIVATIVES AND FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, foreign currency forward contracts and debt. The estimated fair value of our debt at September 30, 2009 and December 31, 2008 was $1,285.3 million and $702.5 million, respectively, which differs from the carrying amounts of $1,199.7 million and $723.2 million, respectively, included in our consolidated balance sheets. The fair value of our debt has been estimated based on quarter- and year-end quoted market prices.

The following table presents the carrying amount and estimated fair value of our financial instruments recognized at fair value on a recurring basis:

	September 30, 2009				December 31, 2008
		Estimated Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Amount	Estimated Fair Value
Derivative Financial Instruments:
Foreign currency forward contracts	$0.2	$-	$0.2	$-	$0.2	$0.2

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

Cash Flow Hedging

We have a foreign currency hedging program to moderate the change in value of forecasted payroll transactions and related costs denominated in Euros. We are hedging a portion of these payroll and related costs using forward contracts. When the U.S. dollar strengthens against the Euro, the decline in the value of the forward contracts is offset by lower future payroll costs. Conversely, when the U.S. dollar weakens, the increase in value of forward contracts offsets higher future payroll costs. The maximum amount of time that we are hedging our exposure to Euro-denominated forecasted payroll costs is six months. The aggregate notional amount of these forward contracts, expressed in U.S. dollars, was $6.1 million at September 30, 2009.

All of our foreign currency forward contracts were accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities). The fair market value of these derivative instruments is included in prepaid expenses and other current assets or accrued expenses and other current liabilities, with the cumulative unrealized gain or loss included in accumulated other comprehensive income in our consolidated balance sheet. The estimated fair market value of our outstanding foreign currency forward contracts resulted in an asset of approximately $0.2 million at September 30, 2009. Hedge effectiveness is measured quarterly based on the relative cumulative changes in fair value between derivative contracts and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings and recorded to other income (expense). We did not recognize a gain or loss due to hedge ineffectiveness in our consolidated statements of operations for the nine months ended September 30, 2009 related to these derivative instruments.

The balance of the net unrealized gain related to our foreign currency forward contracts in accumulated other comprehensive income is as follows:

	Nine Months Ended
	September 30,
	2009	2008
Net unrealized gain at beginning of period	$0.2	$-
Activity during period:
Settlement of forward contracts outstanding at beginning of period	(0.2)	-
Net unrealized gain (loss) on outstanding foreign currency forward contracts	0.2	(0.2)
Net unrealized gain (loss) at end of period	$0.2	$(0.2)

NOTE 6. INCOME TAXES

In accordance with generally accepted accounting principles, we estimate the full-year tax rate from continuing operations and apply this rate to our year-to-date income from continuing operations. In addition, we separately calculate the tax impact of unusual items, if any.  For the three months ended September 30, 2009 and September 30, 2008, our consolidated effective tax rate for continuing operations was 18.5% and 24.9%, respectively. For the nine months ended September 30, 2009 and September 30, 2008 our consolidated effective tax rate for continuing operations was 16.6% and 20.1%, respectively. The lower tax rate for the 2009 period was principally the result of increased profitability in lower tax jurisdictions and tax benefits related to the finalization of certain tax returns.

NOTE 7. EARNINGS PER SHARE

ASC Topic 260, Earnings per Share, clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and should be included in the computation of earnings per share under the “two class” method described in ASC Subtopic 260-10-45. The “two class” method allocates undistributed earnings between common shares and participating securities. We have determined that our grants of unvested restricted stock awards are considered participating securities. We have prepared our current period earnings per share calculations and retrospectively revised our prior period calculations to exclude net income allocated to these unvested restricted stock awards. As a result, basic and diluted income from continuing operations per share decreased by $0.01 for the three months ended September 30, 2008 and $0.03 for the nine months ended September 30, 2008.

The following table is a reconciliation of the numerator and the denominator of our basic and diluted earnings per share from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income from continuing operations	$79.9	$144.2	$363.5	$336.3
Income from continuing operations allocated to non-vested share awards	(1.2)	(1.5)	(5.6)	(3.6)
Income from continuing operations - basic	78.7	142.7	357.9	332.7
Interest expense on convertible notes	-	-	-	-
Income tax effect	-	-	-	-
Income from continuing operations - diluted	$78.7	$142.7	$357.9	$332.7

Weighted average shares of common stock outstanding - basic	173.5	172.7	173.4	169.9
Convertible notes	-	-	-	5.5
Stock options	0.5	0.6	0.3	0.6
Weighted average shares of common stock outstanding - diluted	174.0	173.3	173.7	176.0
Income from continuing operations per share:
Basic	$0.45	$0.82	$2.06	$1.96
Diluted	$0.45	$0.82	$2.06	$1.89

The calculation of weighted average shares of common stock outstanding — diluted for the three months ended September 30, 2009 and 2008, excludes 1.4 million and 0.5 million shares of common stock, respectively, issuable pursuant to outstanding stock options because their effect was antidilutive. The calculation of weighted average shares of common stock outstanding — diluted for the nine months ended September 30, 2009 and 2008 excludes 2.6 million and 0.8 million shares of common stock, respectively, issuable pursuant to outstanding stock options because their effect was antidilutive.

NOTE 8. EMPLOYEE STOCK PLANS

Our stock-based compensation plans provide for the granting or awarding of stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards and cash awards to directors, officers and other key employees. Under the terms of our stock-based compensation plans, the number of shares available for awards under the plans was adjusted pursuant to the terms of the plans to prevent dilution as a result of the spin-off of Seahawk.  This adjustment resulted in additional shares being made available for awards under the plans in the following amounts: 366,404 shares under our 2007 Long-Term Incentive Plan and 5,991 shares under our 2004 Directors' Stock Incentive Plan.  An adjustment was also made under our Employee Stock Purchase Plan to add an additional 8,798 shares available for issuance under the plan.

During the nine months ended September 30, 2009, we granted approximately 1,189,000 stock options at a weighted average exercise price of $17.58. The weighted average fair value per share of these stock-based awards estimated on the date of grant using the Black-Scholes option pricing model was $10.38. The implied volatility used to calculate the Black-Scholes fair value of stock-based awards granted during the nine months ended September 30, 2009 increased to 68.7% from 35.1% in 2008, due to the significant changes in the market price of our common stock in 2008. With the exception of volatility, there were no other significant changes in the weighted average assumptions used to calculate the Black-Scholes fair value of stock-based awards granted during the nine months ended September 30, 2009 from those used in 2008 as reported in Note 11 of our Annual Report on Form 10-K for the year ended December 31, 2008.

During the nine months ended September 30, 2009, we also granted approximately 1,797,000 restricted stock unit awards with a weighted average grant-date fair value per share of $16.65. The restricted stock unit awards granted during 2009, but prior to the Seahawk spin-off, were modified at the time of the spin-off to increase the number of units to reflect the stock dividend associated with the underlying shares. We granted 107,847 additional units, with a weighted average grant-date fair value per share of $26.54 on the date of the spin-off. Restricted stock unit awards that were granted prior to 2009 and were unvested at the time of the spin-off were not modified, but the holders received a cash dividend in lieu of additional units. As a result of Pride employees transferring to Seahawk, 189,592 restricted stock unit awards were forfeited. Awards of restricted stock that were unvested at the time of the spin-off were not modified, but the holders of those restricted stock awards participated in the spin-off on the same basis as the holders of our common stock and received one fully vested share of Seahawk common stock for every 15 shares of restricted stock held by the holder.

In connection with the spin-off of Seahawk, we modified the outstanding stock options to preserve the intrinsic value of each option to the holder. The spin-off modifications resulted in an incremental increase in outstanding options of 270,912 and a corresponding incremental compensation expense of $1.1 million, of which $0.6 million is reflected in our income from continuing operations for the three and nine months ended September 30, 2009. The weighted average exercise price of the modified options was $22.39 and the weighted average fair value per share on the date of the spin-off was $9.55. The fair value per share was calculated using expected terms of 0.1 to 4.7 years, implied volatilities ranging from 41.51% to 45.67% and risk free interest rates ranging from 0.12% to 2.48%.

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

We are engaged in discussions with the DOJ and the SEC regarding a potential negotiated resolution of these matters, which could be settled during 2009 and which, as described above, could involve a significant payment by us.  We believe that it is likely that any settlement will include both criminal and civil sanctions.  No amounts have been accrued related to any potential fines, sanctions, claims or other penalties, which could be material individually or in the aggregate, but an accrual could be made as early as the fourth quarter of 2009. There can be no assurance that these discussions will result in a final settlement of any or all of these issues or, if a settlement is reached, the timing of any such settlement or that the terms of any such settlement would not have a material adverse effect on us.

We could also face fines, sanctions and other penalties from authorities in the relevant foreign jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of rigs or other assets. Our customers in those jurisdictions could seek to impose penalties or take other actions adverse to our interests.  We could also face other third-party claims by directors, officers, employees, affiliates, advisors, attorneys, agents, stockholders, debt holders, or other interest holders or constituents of our company.  For additional information regarding a stockholder demand letter and related lawsuit with respect to these matters, please see the discussion below under "- Demand Letter".  In addition, disclosure of the subject matter of the investigation could adversely affect our reputation and our ability to obtain new business or retain existing business from our current clients and potential clients, to attract and retain employees and to access the capital markets.  No amounts have been accrued related to any potential fines, sanctions, claims or other penalties referenced in this paragraph, which could be material individually or in the aggregate.

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

Demand Letter

In June 2009, we received a demand letter from counsel representing Kyle Arnold.  The letter states that Mr. Arnold is one of our stockholders and that he believes that certain of our current and former officers and directors violated their fiduciary duties related to the issues described above under “—FCPA Investigation.”  The letter requests that our Board of Directors take appropriate action against the individuals in question.  In response to this letter, the Board has formed a special committee to evaluate the issues raised by the letter and determine a course of action for the company.  The committee has retained counsel to advise it.  Subsequent to the receipt of that demand letter, on October 14, 2009, Mr. Arnold filed suit in the state court of Harris County, Texas against us and certain of our current and former officers and directors.  The lawsuit, like the demand letter, alleged that the individual defendants breached their fiduciary duties to us related to the issues described above under “—FCPA Investigation.”  Among other remedies, the lawsuit sought damages and equitable relief against the individual defendants, along with an award of attorney fees and other costs and expenses to the plaintiff.  On October 16, 2009, the plaintiff dismissed the lawsuit without prejudice.  The special committee continues to evaluate these issues.

Loss of Pride Wyoming

In September 2008, the Pride Wyoming, a 250-foot slot-type jackup rig owned by Seahawk and operating in the U.S. Gulf of Mexico, was deemed a total loss for insurance purposes after it was severely damaged and sank as a result of Hurricane Ike. Costs for removal of the wreckage are expected to be covered by our insurance. Under the master separation agreement between us and Seahawk, at Seahawk's option, we will be required to finance, on a revolving basis, all of the costs for removal of the wreckage and salvage operations until receipt of insurance proceeds. As of September 30, 2009, there were no amounts outstanding under this financing arrangement.  Seahawk will be responsible for any costs not covered by our insurance.

Potential Seahawk Tax-Related Guarantees

In 2006 and 2007, Seahawk received tax assessments from the Mexican government related to the operations of certain of its subsidiaries.  Seahawk is responsible for these assessments following the spin-off.  Pursuant to local statutory requirements, Seahawk has provided and may provide additional surety bonds or other suitable collateral to contest these assessments.  Pursuant to a tax support agreement between us and Seahawk, we have agreed to guarantee or indemnify the issuer of any such surety bonds or other collateral issued for Seahawk’s account in respect of such Mexican tax assessments made prior to the spin-off date.  The amount of such bonds or other collateral could total up to approximately $137.0 million based on current exchange rates.  Beginning on July 31, 2012, on each subsequent anniversary thereafter, and on August 24, 2015, Seahawk will be required to provide substitute credit support for a portion of the collateral guaranteed or indemnified by us, so that our obligations are terminated in their entirety by August 24, 2015.  Pursuant to the tax support agreement, Seahawk is required to pay us a fee based on the actual credit support provided.  As of September 30, 2009, we had not provided any guarantee or indemnification for any surety bonds or other collateral under the tax support agreement.

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

NOTE 10. SEGMENT AND ENTERPRISE-RELATED INFORMATION

Our reportable segments include Deepwater, which consists of our rigs capable of drilling in water depths greater than 4,500 feet; Midwater, which consists of our semisubmersible rigs capable of drilling in water depths of 4,500 feet or less; and Independent Leg Jackups, which consists of our rigs capable of operating in water depths up to 300 feet. We also manage the drilling operations for deepwater rigs, which are included in a non-reported operating segment along with corporate costs and other operations.  The accounting policies for our segments are the same as those described in Note 1 of our Consolidated Financial Statements.

Summarized financial information for our reportable segments are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Deepwater revenues:
Revenues excluding reimbursables	$189.9	$239.3	$634.4	$637.7
Reimbursable revenues	1.9	2.4	10.7	6.5
Total Deepwater revenues	191.8	241.7	645.1	644.2

Midwater revenues:
Revenues excluding reimbursables	96.8	118.7	338.9	276.3
Reimbursable revenues	1.4	1.4	4.8	3.4
Total Midwater revenues	98.2	120.1	343.7	279.7

Independent Leg Jackup revenues:
Revenues excluding reimbursables	72.6	74.3	220.7	192.4
Reimbursable revenues	0.2	0.2	0.6	0.3
Total Independent Leg Jackup revenues	72.8	74.5	221.3	192.7

Other	21.7	26.7	65.5	94.9
Corporate	1.6	0.3	1.8	0.9
Total revenues	$386.1	$463.3	$1,277.4	$1,212.4

Earnings (loss) from continuing operations:
Deepwater	$71.8	$125.6	$300.9	$319.6
Midwater	25.7	47.3	121.1	92.7
Independent Leg Jackups	32.6	38.3	102.3	90.7
Other	1.6	1.2	3.9	7.1
Corporate	(31.6)	(27.4)	(91.4)	(98.9)
Total	$100.1	$185.0	$436.8	$411.2

Capital expenditures:
Deepwater	$195.5	$199.9	$620.3	$549.9
Midwater	10.5	25.5	25.6	129.2
Independent Leg Jackups	2.5	8.9	9.7	26.6
Other	10.1	0.3	12.1	2.3
Corporate	5.3	8.7	18.3	26.5
Discontinued operations	-	2.9	12.6	18.3
Total	$223.9	$246.2	$698.6	$752.8

Depreciation and amortization:
Deepwater	$19.0	$18.1	$56.8	$53.9
Midwater	11.3	11.1	34.0	31.0
Independent Leg Jackups	7.3	6.9	21.3	19.9
Other	0.1	0.4	0.3	1.4
Corporate	1.8	1.5	5.9	3.5
Total	$39.5	$38.0	$118.3	$109.7

We measure segment assets as property, equipment and goodwill. As of December 31, 2008, goodwill of $1.2 million related to our former mat-supported jackup business is included in discontinued operations and was distributed in the spin-off of the mat-supported jackup business.  Our total long-lived assets by segment as of September 30, 2009 and December 31, 2008 were as follows:

	September 30,	December 31,
	2009	2008
Total long-lived assets:
Deepwater	$3,595.6	$3,014.5
Midwater	679.4	681.8
Independent Leg Jackups	267.1	276.0
Other	22.9	10.9
Corporate	87.4	81.8
Discontinued operations	-	529.1
Total	$4,652.4	$4,594.1

For the three-month periods ended September 30, 2009 and 2008, we derived 96% and 97%, respectively, of our revenues from countries other than the United States. For the nine-month periods ended September 30, 2009 and 2008, we derived 97% and 96%, respectively, of our revenues from countries other than the United States.

Significant Customers

Our significant customers were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Petroleos Brasileiro S.A.	35%	29%	30%	24%
Total S.A.	16%	14%	15%	12%
BP America and affiliates	3%	12%	3%	14%
Exxon Mobil Corporation	2%	10%	8%	12%

NOTE 11. OTHER SUPPLEMENTAL INFORMATION

Supplemental cash flows and non-cash transactions were as follows:

	Nine Months Ended
	September 30,
	2009	2008
Decrease (increase) in:
Trade receivables	$45.9	$(180.1)
Prepaid expenses and other current assets	7.8	(2.6)
Other assets	(19.5)	(4.3)
Increase (decrease) in:
Accounts payable	(30.9)	(28.1)
Accrued expenses	50.7	9.6
Other liabilities	5.3	27.2
Net effect of changes in operating accounts	$59.3	$(178.3)

Cash paid during the year for:
Interest	$44.7	$53.0
Income taxes	112.0	114.4
Change in capital expenditures in accounts payable	33.2	14.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of September 30, 2009 and for the three months and nine months ended September 30, 2009 and 2008 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2008. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of Part II of this quarterly report and our quarterly report on Form 10-Q for the quarter ended June 30, 2009 and Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.

Overview

We are one of the world’s largest offshore drilling contractors. As of October 30, 2009, we operated a fleet of 23 rigs, consisting of two deepwater drillships, 12 semisubmersible rigs, seven independent leg jackups and two managed deepwater drilling rigs. We also have four deepwater drillships under construction. Our customers include major integrated oil and natural gas companies, state-owned national oil companies and independent oil and natural gas companies. Our competitors range from large international companies offering a wide range of drilling services to smaller companies focused on more specific geographic or technological areas.

We are continuing to increase our emphasis on deepwater drilling. Although crude oil prices have declined from the record levels reached in mid-2008, we believe the long-term prospects for deepwater drilling are positive given that the expected growth in oil consumption from developing nations, limited growth in crude oil supplies and high depletion rates of mature oil fields, together with geologic successes, improving access to promising offshore areas and new, more efficient technologies, will continue to be catalysts for the long-term exploration and development of deepwater fields. Since 2005, we have invested or committed to invest over $3.6 billion in the expansion of our deepwater fleet, including four new ultra-deepwater drillships under construction. Three of the drillships have multi-year contracts at favorable rates, with two scheduled to work in the strategically important deepwater U.S. Gulf of Mexico, which, in addition to our operations in Brazil and West Africa, provides us with exposure to all three of the world’s most active deepwater basins. Since 2005, we also have disposed of non-core assets, generating $1.6 billion in proceeds, enabling us to increasingly focus our financial and human capital on deepwater drilling.  Our transition to a pure offshore focused company with an increasing emphasis on deepwater drilling is complete.

Our customers have reduced exploration and development spending in 2009, especially in midwater and shallow water drilling programs, due to the current economic downturn and decline in crude oil prices.  However, we anticipate that deepwater activity will outperform other drilling sectors due to the longer nature of deepwater field development, more favorable drilling economics and the tendency for deepwater drilling programs to be more insulated to short-term commodity price fluctuations.  An increasing focus on deepwater prospects by national oil companies, whose activities are less sensitive to general economic factors, serve to provide further stability in the deepwater sector.  Our contract backlog at September 30, 2009 totals $7.2 billion and is comprised primarily of contracts for deepwater rigs with large integrated oil and national oil companies possessing long-term development plans.  Our backlog, together with our existing cash on hand and borrowing availability under our revolving credit facility, is expected to provide sufficient financial resources to meet existing obligations through the current economic global uncertainty.

Recent Developments

Spin-off of Mat-Supported Jackup Business

On August 24, 2009, we completed the spin-off of Seahawk Drilling, Inc., which holds the assets and liabilities that were associated with our mat-supported jackup rig business.  In the spin-off, our stockholders received 100% (approximately 11.6 million shares) of the outstanding common stock of Seahawk by way of a pro rata stock dividend.  Each of our stockholders of record at the close of business on August 14, 2009 received one share of Seahawk common stock for every 15 shares of our common stock held by such stockholder and cash in lieu of any fractional shares of Seahawk common stock to which such stockholder otherwise would have been entitled.  In connection with the spin-off, we made a cash contribution to Seahawk of approximately $47.3 million to achieve a targeted working capital for Seahawk as of May 31, 2009 of $85 million.  We and Seahawk also agreed to indemnify each other for certain liabilities that may arise or be incurred in the future attributable to our respective businesses.

Issuance of 8 ½% Senior Notes due 2019

On June 2, 2009, we completed an offering of $500.0 million aggregate principal amount of 8 1/2% Senior Notes due 2019. We expect to use the net proceeds from the offering of $492.4 million for general corporate purposes, which may include payments with respect to our four drillships under construction and other capital expenditures.

Contract Termination

In March 2009, we accelerated a planned inspection on our midwater semisubmersible Pride Venezuela. The rig had been working offshore Angola. An inspection of a section of the rig’s hull revealed an unacceptable level of corrosion, which will require a dry-dock facility to conduct permanent repairs. The hull repairs, along with other maintenance and repairs to the rig, were expected to require most of the remaining term of the rig’s then-existing contract, which had been expected to conclude in March 2010. Consequently, in May 2009 we and the customer mutually agreed to the termination of the remaining term of the contract. No dry-dock facilities exist in Africa that can accommodate a semisubmersible rig the size of the Pride Venezuela. Accordingly, the rig is being mobilized to a shipyard in Dubai for further evaluation and to determine the necessary repairs.

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

Investments in Deepwater Fleet

In January 2008, we entered into an agreement to construct a third advanced-capability ultra-deepwater drillship, to be named Deep Ocean Mendocino. The agreement provides for an aggregate fixed purchase price of approximately $635 million. The agreement provides that, following shipyard construction, commissioning and testing, the drillship is to be delivered to us on or before March 31, 2011. We have the right to rescind the contract for delays exceeding certain periods and the right to liquidated damages for delays during certain periods. We have entered into a multi-year drilling contract with respect to the drillship, which is expected to commence during the second quarter of 2011 following the completion of shipyard construction, mobilization of the rig and customer acceptance testing. Under the drilling contract, the customer may elect, by January 31, 2010, a firm contract term of at least five years and up to seven years in duration. Through September 30, 2009, we have spent approximately $336 million on this construction project. We expect the total project cost, including commissioning and testing, to be approximately $725 million, excluding capitalized interest.

In January 2008, we entered into a five-year contract with respect to the drillship, to be named Deep Ocean Ascension, under construction that we acquired from Lexton Shipping Ltd. for drilling operations in the U.S. Gulf of Mexico. Scheduled delivery of this rig is in the first quarter of 2010.  Work on the client’s behalf is expected to commence mid-2010 following the completion of shipyard construction, mobilization of the rig to the U.S. Gulf of Mexico and customer acceptance testing. In connection with the contract, the drillship is being modified from the original design to provide enhanced capabilities designed to allow our clients to conduct subsea construction activities and other simultaneous activities, while drilling or completing the well. Including these modifications, amounts already paid, commissioning and testing, we expect the total project cost to be approximately $750 million, excluding capitalized interest. Through September 30, 2009, we have spent approximately $422 million on this construction project.

In April 2008, we entered into a five-year contract with respect to our drillship, to be named Deep Ocean Clarion, under construction with a scheduled delivery in the third quarter of 2010. The drilling contract is expected to commence in the beginning of the first quarter of 2011 following the completion of shipyard construction, mobilization of the rig to an initial operating location and customer acceptance testing. In connection with the contract, the drillship is being modified from the original design to provide enhanced capabilities designed to allow our clients to conduct subsea construction activities and other simultaneous activities, while drilling or completing the well. Including these modifications, amounts already paid, commissioning and testing, we expect the total project cost to be approximately $715 million, excluding capitalized interest. Through September 30, 2009, we have spent approximately $325 million on this construction project. Also, while we have previously purchased a license to equip the rig for dual-activity use, the rig will not initially be functional as a dual-activity rig, but can be modified to add this functionality in the future.

In August 2008, we entered into an agreement for the construction of a fourth ultra-deepwater drillship, to be named Deep Ocean Molokai. The agreement provides for an aggregate fixed purchase price of approximately $655 million. The agreement provides that, following shipyard construction, commissioning and testing, the drillship is to be delivered to us in or before the fourth quarter of 2011. We have the right to rescind the contract for delays exceeding certain periods and the right to liquidated damages for delays during certain periods. Through September 30, 2009, we have spent approximately $276 million on this construction project. We expect the total project cost, including commissioning and testing, to be approximately $750 million, excluding capitalized interest. Although we currently do not have a drilling contract for this drillship, we expect that the anticipated long-term demand for deepwater drilling capacity in established and emerging basins should provide us with a number of opportunities to contract the rig prior to its delivery date.

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

In May 2008, we sold our entire fleet of platform rigs and related land, buildings and equipment for $66 million in cash. In connection with the sale, we entered into lease agreements with the buyer to operate two platform rigs until their existing contracts are completed.  In March 2009, the contract for one of these rigs was canceled and the rig was subsequently transitioned to the buyer at the beginning of April 2009.  A contract extension was granted for the remaining rig, which we continued to operate until the spin-off of Seahawk in August 2009 as this contract was included in Seahawk’s business. The leases required us to pay to the buyer all revenues from the operation of the rigs, less operating costs and a small per day management fee, which we retained.

In July 2008, we entered into agreements to sell our Eastern Hemisphere land rig business, which constituted our only remaining land drilling operations, for $95 million in cash. The sale of all but one of the rigs closed in the fourth quarter of 2008. We leased the remaining rig to the buyer until the sale of that rig closed, which occurred in the second quarter of 2009.

We have reclassified the historical results of operations of our former Latin America Land and E&P Services segments, three tender-assist rigs, Eastern Hemisphere land rig operations and mat-supported jackup business to discontinued operations.

Unless noted otherwise, the discussion and analysis that follows relates to our continuing operations only.

Loss of Pride Wyoming

In September 2008, the Pride Wyoming, a 250-foot slot-type jackup rig owned by Seahawk and operating in the U.S. Gulf of Mexico, was deemed a total loss for insurance purposes after it was severely damaged and sank as a result of Hurricane Ike. Costs for removal of the wreckage are expected to be covered by our insurance. Under the master separation agreement between us and Seahawk, at Seahawk's option, we will be required to finance, on a revolving basis, all of the costs for removal of the wreckage and salvage operations until receipt of insurance proceeds. As of September 30, 2009, there were no amounts outstanding under this financing arrangement.  Seahawk will be responsible for any costs not covered by our insurance.

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

We are engaged in discussions with the DOJ and the SEC regarding a potential negotiated resolution of these matters, which could be settled during 2009 and which, as described above, could involve a significant payment by us.  We believe that it is likely that any settlement will include both criminal and civil sanctions.  No amounts have been accrued related to any potential fines, sanctions, claims or other penalties, which could be material individually or in the aggregate, but an accrual could be made as early as the fourth quarter of 2009. There can be no assurance that these discussions will result in a final settlement of any or all of these issues or, if a settlement is reached, the timing of any such settlement or that the terms of any such settlement would not have a material adverse effect on us.

We could also face fines, sanctions and other penalties from authorities in the relevant foreign jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of rigs or other assets. Our customers in those jurisdictions could seek to impose penalties or take other actions adverse to our interests.  We could also face other third-party claims by directors, officers, employees, affiliates, advisors, attorneys, agents, stockholders, debt holders, or other interest holders or constituents of our company.  For additional information regarding a stockholder demand letter and related lawsuit with respect to these matters, please see the discussion  under "- Demand Letter" in Note 9 of the Notes to Unaudited Financial Statements in Item 1 of Part I of this quarterly report.  In addition, disclosure of the subject matter of the investigation could adversely affect our reputation and our ability to obtain new business or retain existing business from our current clients and potential clients, to attract and retain employees and to access the capital markets.  No amounts have been accrued related to any potential fines, sanctions, claims or other penalties referenced in this paragraph, which could be material individually or in the aggregate.

We cannot currently predict what, if any, actions may be taken by the DOJ, the SEC, any other applicable government or other authorities or our customers or other third parties or the effect the actions may have on our results of operations, financial condition or cash flows, on our consolidated financial statements or on our business in the countries at issue and other jurisdictions.

Our Business

We provide contract drilling services to major integrated, government-owned and independent oil and natural gas companies throughout the world. Our drilling fleet competes on a global basis, as offshore rigs generally are highly mobile and may be moved from one region to another in response to demand. While the cost of moving a rig and the availability of rig-moving vessels may cause the supply and demand balance to vary somewhat between regions, significant variations between regions do not tend to persist long-term because of rig mobility. Key factors in determining which qualified contractor is awarded a contract include pricing, safety performance and operations competency.  Rig availability, location and technical ability can also be key factors in the determination. Currently, all of our drilling contracts with our customers are on a dayrate basis, where we charge the customer a fixed amount per day regardless of the number of days needed to drill the well. We provide the rigs and drilling crews and are responsible for the payment of rig operating and maintenance expenses. Our customer bears the economic risk and benefit relative to the geologic success of the wells to be drilled.

The markets for our drilling services have historically been highly cyclical. Our operating results are significantly affected by the level of energy industry spending for the exploration and development of crude oil and natural gas reserves. Oil and natural gas companies’ exploration and development drilling programs drive the demand for drilling services. These drilling programs are affected by a number of factors, including oil and natural gas companies’ expectations regarding crude oil and natural gas prices. Some drilling programs are influenced by short-term expectations, such as shallow water drilling programs in the U.S. Gulf of Mexico and the Middle East, while others, especially deepwater drilling programs, are typically subject to a longer term view of crude oil prices. Other drivers include anticipated production levels, worldwide demand for crude oil and natural gas products and many other factors. Access to quality drilling prospects, exploration success, availability of qualified rigs and operating personnel, relative production costs, availability and lead time requirements for drilling and production equipment, the stage of reservoir development and political and regulatory environments also affect our customers’ drilling programs. Crude oil and natural gas prices are highly volatile, which has historically led to significant fluctuations in expenditures by our customers for oil and natural gas drilling services. Variations in market conditions during the cycle impact us in different ways depending primarily on the length of drilling contracts in different regions. For example, contracts for jackup rigs in certain shallow water markets are shorter term, so a deterioration or improvement in market conditions tends to quickly impact revenues and cash flows from those operations. Contracts in deepwater and other international offshore markets tend to be longer term, so a change in market conditions tends to have a delayed impact. Accordingly, short-term changes in market conditions may have minimal impact on revenues and cash flows from those operations unless the timing of contract renewals takes place during the short-term changes in the market.

Our revenues depend principally upon the number of our available rigs, the number of days these rigs are utilized and the contract dayrates received. The number of days our rigs are utilized and the contract dayrates received are largely dependent upon the balance of supply of drilling rigs and demand for drilling services for the different rig classes we operate, as well as our rigs’ operational performance, including mechanical efficiency. The number of rigs we have available may increase or decrease as a result of the acquisition or disposal of rigs, the construction of new rigs, the number of rigs being upgraded or repaired or undergoing standard periodic surveys or routine maintenance at any time and the number of rigs idled during periods of oversupply in the market or when we are unable to contract our rigs at economical rates.  In order to improve utilization or realize higher contract dayrates, we may mobilize our rigs from one geographic region to another for which we may receive a mobilization fee from the client. Mobilization fees are deferred and recognized as revenue over the term of the contract.

We organize our reportable segments based on the general asset class of our drilling rigs. Our reportable segments include Deepwater, which consists of our rigs capable of drilling in water depths greater than 4,500 feet; Midwater, which consists of our semisubmersible rigs capable of drilling in water depths of 4,500 feet or less; and Independent Leg Jackups, which consists of our rigs capable of operating in water depths up to 300 feet. We also manage the drilling operations for deepwater rigs, which are included in a non-reported operating segment along with corporate costs and other operations.

Our earnings from operations are primarily affected by revenues, utilization of our fleet and the cost of labor, repairs, insurance and maintenance. Many of our drilling contracts covering multiple years allow us to adjust the dayrates charged to our customer based on changes in operating costs, such as increases in labor costs, maintenance and repair costs and insurance costs. Some of our costs are fixed in nature or do not vary at the same time or to the same degree as changes in revenue. For instance, if a rig is expected to be idle between contracts and earn no revenue, we may maintain our rig crew, which reduces our earnings as we cannot fully offset the impact of the lost revenues with reductions in operating costs. In addition, some drilling contracts provide for the payment of bonus revenues, representing a percentage of the rig’s contract dayrate and based on the rig meeting defined operations performance during a period.

Our industry has traditionally been affected by shortages of, and competition for, skilled rig crew personnel during high levels of activity in the drilling industry, and due to the aging workforce and the training and skill set of applicants. Even as overall industry activity declines, we expect these personnel shortages to continue, especially in the deepwater segments, due to the number of newbuild deepwater rigs expected to be delivered through 2012 and the need for highly skilled personnel to operate these rigs. To better retain and attract skilled rig personnel, we offer competitive compensation programs and have increased our focus on training and management development programs. Labor costs have continued to increase in 2009, especially for skilled personnel in certain geographic locations, although the more challenging business environment characterized by reduced offshore activity has slowed the rate of increase of such costs in 2009. Labor costs are expected to increase further in 2010.  Prior to the reduction in offshore activity, increased demand for contract drilling operations resulted in an increased demand for oilfield equipment and spare parts, which, when coupled with the consolidation of equipment suppliers, resulted in longer order lead times to obtain critical spares and other critical equipment components essential to our business, higher repair and maintenance costs and longer out-of-service time for major repair and upgrade projects. We maintain higher levels of critical spares in an effort to minimize unplanned downtime. With the decline in prices for steel and other key inputs and the decline in level of business activity, we believe that some softening of lead times and pricing for spare parts and equipment is likely to occur. The amount and timing of such softening will be affected by our suppliers’ level of backlog and the number of remaining newbuilds.

The decline in crude oil prices that began in late 2008, following the onset of the global financial crisis, deteriorating global economic fundamentals and the resulting decline in crude oil demand in a number of the world’s largest oil consuming nations, continues to have a negative impact in 2009 on customer demand for offshore rigs. Crude oil prices have averaged approximately $57 per barrel during the first nine months of 2009 compared to $114 per barrel over the same nine months in 2008. These lower prices along with the uncertainty of prices in the near-term have contributed heavily to a significant reduction in planned 2009 offshore drilling expenditures by our customers. Worldwide offshore fleet utilization has declined to its lowest level since early 2000, to approximately 75% at September 30, 2009 as compared to 89% at September 30, 2008. This decline has been more pronounced in exploration activities, which are by their nature shorter term projects. Deepwater drilling activity has displayed more resilience during the more challenging business environment in 2009 relative to other offshore drilling activities, especially for projects currently in a development phase.  This is due to the long-term planning horizon common among our customers when engaged in deepwater development programs. Utilization for the industry’s deepwater fleet has historically not been subject to the extreme fluctuations as experienced within the shallow water market even during market downturns. Although crude oil prices recently closed above $80 per barrel, representing a better than 130% improvement since declining to a 2009 low of $34 per barrel in February 2009, many clients have postponed drilling programs to later years while others continue to engage in subletting of rigs in an effort to reduce their capital commitments during a period of increased price uncertainty.  Historically, greater confidence by our customers in a sustainable range for crude oil prices has led to increased exploration and production spending, creating a stronger environment for offshore drilling services. While the improvement in crude oil prices experienced since March 2009 is encouraging, a meaningful increase in our customers’ spending plans for future periods may not be evident until improvement in oil market fundamentals are present, including evidence of global economic expansion and reviving crude oil demand.

We believe that long-term market conditions for offshore drilling services are supported by sound fundamental factors and that demand for certain offshore rigs, especially deepwater units, should continue to remain strong for the next several years, producing attractive opportunities for our deepwater rigs, including those units under construction.  We expect the long-term global demand for deepwater offshore contract drilling services to be driven by the return of expanding worldwide demand for crude oil and natural gas as global economic growth returns, an increased focus by oil and natural gas companies on deepwater offshore prospects, and increased global participation by national oil companies. Customer requirements for deepwater drilling capacity remain steady in the current business environment, as successful results in exploration drilling conducted over the past several years have led to numerous prolonged field development programs around the world, placing deepwater assets in limited supply through 2010. We believe that positive long-term economic trends and increased demand for crude oil will lead to a sustainable trading range for crude oil prices in the future and increased exploration and production spending. Should current global economic trends continue to strengthen, we believe spending by our clients will increase in 2010 relative to 2009 spending levels. Geological successes in exploratory markets, such as the numerous discoveries to date in the pre-salt formation offshore Brazil, the lower tertiary trend in the U.S. Gulf of Mexico and deeper waters offshore Angola, along with the continued development of a number of deepwater projects in each of these regions, are expected to produce growing demand from clients for deepwater rigs. Also, the emergence of a number of new deepwater basins offshore India, Mexico, Australia, the Black Sea, and most recently Sierra Leone, and in general more favorable conditions allowing international oil companies access to promising offshore basins, should lead to growing demand for deepwater rigs well into the next decade. Advances in offshore technology which support increased efficiency in field development efforts, including parallel drilling activities, are expected to further support the improving long-term outlook for deepwater rig demand.

Our deepwater fleet currently operates in West Africa, Brazil and the Mediterranean Sea, and we expect to increase the breadth of our operations in the strategically important U.S. Gulf of Mexico region in 2010 with the delivery of the Deep Ocean Ascension and Deep Ocean Clarion, two of our four deepwater drillships currently under construction.  Including rig days for our drillships under construction, based upon their scheduled delivery dates, we have 88% of our available rig days for our deepwater fleet contracted in the final quarter of 2009, 98% in 2010, 82% in 2011 and 67% in 2012. Customer demand for deepwater drilling rigs experienced a steady increase from 2005, with nearly all of the industry’s fleet of 116 units under contract through the third quarter of 2009. The high customer demand led to a steep rise in deepwater rig dayrates, exceeding $600,000 per day for some multi-year contracts awarded in 2008. Although modest declines have occurred from peak levels, dayrates for deepwater rigs capable of drilling in greater than 7,000 feet of water and available in 2010 have remained strong. The deepwater drilling business continues to be supported by strong geologic success, especially in Brazil, West Africa and the U.S. Gulf of Mexico, which have led to a growing number of commercial discoveries, and the emergence of new, promising deepwater regions, such as those found in India, Malaysia, North Africa, Mexico and the Black Sea.  In addition, the business is supported by advances in seismic gathering and interpretation and well completion technologies. These factors have contributed to strong backlog levels and contracted rig utilization at or near 90% through the end of 2009 and well into 2010. In addition, deepwater drilling economics have been aided in recent years by an expectation of higher average crude oil prices, supported by global economic expansion and an increased number of deepwater discoveries containing large volumes of hydrocarbons.  These improving factors associated with deepwater activity have produced a growing base of development programs requiring multiple years to complete and resulting in long-term contract awards by our customers, especially for projects in the three traditional deepwater basins, and represents a significant portion of our revenue backlog that currently extends into 2016.  Although we believe the deepwater segment is experiencing a period of long-term global expansion that could continue well into the next decade, the onset of the global financial crisis in 2008 has caused several of our clients to postpone deepwater exploration and development plans, reducing the urgency to contract deepwater rigs in 2009. Many customers are reassessing offshore exploration plans and re-evaluating a number of planned deepwater development projects in reaction to a period of increased global economic uncertainty.  We anticipate that some deepwater capacity may become available during the fourth quarter of 2009 as a result of operators’ reluctance to contract rigs in the near-term and an increased sensitivity to the cost of rig services in an uncertain oil price environment, leading to a decline in dayrates. The lower utilization and dayrate decline is most pronounced among the conventionally moored deepwater semisubmersibles, which generally have the ability to operate in water depths of 4,000 to 6,000 feet.  Although clients have shown a preference toward rigs with advanced capabilities, including dynamic positioning and parallel well construction and field development features, dayrates for these advanced deepwater rigs could experience modest declines from levels experienced in 2009 should clients continue to delay the commencement of large development programs to later years at a time when deepwater capacity is increasing, particularly in 2011 and 2012.  Dayrates for conventionally moored deepwater rigs are expected to remain under pressure into 2010.

Our midwater fleet currently operates offshore Africa and Brazil, and we expect this geographic presence to remain unchanged through 2009. We currently have 65% of our available rig days for our midwater fleet contracted in the last quarter of 2009, 67% in 2010, 64% in 2011 and 35% in 2012. During 2009, customer needs for midwater rigs have declined, resulting in some rigs being idle. Subleasing of rigs by clients has increased due to the uncertain economic climate, increased difficulty with accessing capital resources and desire by many clients to reduce capital expenditures to a level which approximates projected cash flows in the year.  We expect the subletting of rig time over the balance of 2009 and into 2010 to remain active among customers until confidence in a favorable outlook for crude oil prices increases. Midwater rig availability is currently increasing, with 21 rigs idle worldwide at September 30, 2009, compared to seven rigs at September 30, 2008, leading to a more challenging near- to intermediate-term dayrate environment. The deteriorating midwater segment fundamentals are due in part to the developing weakness in the deepwater rig segment for conventionally moored deepwater rigs, in which these more capable rigs are forced to bid reduced dayrates on work programs in shallower water depths in an attempt to remain active, thereby eliminating a contract opportunity that may have otherwise been available to a midwater unit.  Also, many of the industry’s midwater rigs are utilized in mature offshore regions that are sensitive to crude oil price volatility, such as the U.K. North Sea. Although three rigs are currently idle in the U.K. North Sea, these units are not expected to migrate to other regions to secure work due to the high cost of returning to the North Sea at some future point.  Finally, the number of midwater rigs located in the U.S. Gulf of Mexico has declined significantly from 12 rigs in 2006 to four rigs at present, due primarily to the risk of mooring system failures during hurricane season, marginal geologic prospects and more attractive opportunities in other regions, such as Brazil. Contract opportunities for midwater rigs with availability over the next 12 months currently remain limited, increasing the risk of additional idle capacity and leading to deteriorating utilization and dayrates. During the second quarter of 2009, we and the customer mutually agreed to terminate the Pride Venezuela’s then-existing contract due to hull repairs and other maintenance and repairs that were expected to require most of the remaining term of the contract, which had been expected to conclude in March 2010.  The Pride Venezuela is being mobilized to a shipyard in Dubai for further evaluation and to determine the necessary repairs.  During the third quarter of 2009, our semisubmersible rig, the Pride South Seas, completed a contract offshore South Africa and is currently idle, with limited prospects for further work in the near to intermediate term.

Our independent leg jackup rig fleet currently operates in the Middle East, Asia Pacific and West Africa.  We currently have 56% of our available rig days for our independent leg jackup fleet contracted in the last quarter of 2009, 25% in 2010, 7% in 2011 and none in 2012. The addition of new jackup rig capacity represents a long-term threat to the segment.  Since 2007, 60 jackup rigs have been added to the global fleet, with another 53 expected to be added in 2010 to 2011. At present, 10 of the 60 delivered new build jackups have failed to obtain an initial contract award following the completion of construction and are idle in various shipyards in the Far East. The majority of rigs being delivered in 2010 and beyond are without contracts.  Customer demand in 2009 has continued to fall below the increasing supply of international jackup rigs, resulting in growing idle rig capacity at a time when contact durations have shortened throughout the existing fleet of jackup rigs.  As of September 30, 2009, 72 rigs were idle in the worldwide fleet, up from 13 at the same time in 2008.  Dayrates for standard international-class jackup rigs peaked during 2008 and have fallen throughout 2009 as the utilization rate has declined below 80%. We expect jackup utilization and dayrates to continue to decline in the near to intermediate term as customers in the Middle East, West Africa and Asia reassess drilling programs, existing jackup rigs complete contracts and new capacity is added into the global supply. Aggregate jackup rig needs in Mexico were expected to increase during 2009 as Petroleos Mexicanos (“PEMEX”) launched new offshore drilling programs, but these potential needs have been postponed indefinitely, resulting in a number of rigs going idle in the region. During the third quarter of 2009, two of our jackup rigs in Mexico, the Pride Wisconsin and Pride Tennessee, completed contracts with PEMEX, with no immediate prospects for work. Both rigs have been relocated to the US Gulf of Mexico and stacked.

We experienced approximately 215 and 385 out-of-service days for shipyard maintenance and upgrade projects for the three and nine months ended September 30, 2009, respectively, for our existing fleet as compared to approximately 65 and 560 days for the three and nine months ended September 30, 2008, respectively. For 2009, we expect the total number of out-of-service days to be approximately 580 as compared to 560 days for 2008. Expected out-of-service days for 2009 include 140 days for the Pride Venezuela.

Backlog

Our backlog at September 30, 2009, totaled approximately $7.2 billion for our executed contracts, with $2.7 billion attributable to our ultra-deepwater drillships under construction. We expect approximately $1.7 billion of our total backlog to be realized in the next 12 months. Our backlog at December 31, 2008 was approximately $8.6 billion. We calculate our backlog, or future contracted revenue for our offshore fleet, as the contract dayrate multiplied by the number of days remaining on the contract, assuming full utilization. Backlog excludes revenues for mobilization, demobilization, contract preparation, customer reimbursables and performance bonuses. The amount of actual revenues earned and the actual periods during which revenues are earned will be different than the amount disclosed or expected due to various factors. Downtime due to various operating factors, including unscheduled repairs, maintenance, weather and other factors, may result in lower applicable dayrates than the full contractual operating dayrate, as well as the ability of our customers to terminate contracts under certain circumstances.

The following table reflects the percentage of rig days committed by year as of September 30, 2009. The percentage of rig days committed is calculated as the ratio of total days committed under firm contracts (as well as scheduled shipyard, survey and mobilization days for 2009 and 2010) to total available days in the period. Total available days have been calculated based on the expected delivery dates for our four ultra-deepwater rigs under construction.

	For the Years Ending December 31,
	2009(1)	2010	2011	2012
Rig Days Committed
Deepwater	88%	98%	82%	67%
Midwater	65%	67%	64%	35%
Independent Leg Jackups	56%	25%	7%	0%

____________
(1)	Represents the three-month period beginning October 1, 2009.

Segment Review

Our reportable segments include Deepwater, which consists of our rigs capable of drilling in water depths greater than 4,500 feet; Midwater, which consists of our semisubmersible rigs capable of drilling in water depths of 4,500 feet or less; and Independent Leg Jackups, which consist of our rigs capable of operating in water depths up to 300 feet. We also manage the drilling operations for deepwater rigs, which are included in a non-reported operating segment along with corporate costs and other operations.

The following table summarizes our revenues and earnings from continuing operations by our reportable segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Deepwater revenues:	(In millions)		(In millions)
Revenues excluding reimbursables	$189.9	$239.3	$634.4	$637.7
Reimbursable revenues	1.9	2.4	10.7	6.5
Total Deepwater revenues	191.8	241.7	645.1	644.2

Midwater revenues:
Revenues excluding reimbursables	96.8	118.7	338.9	276.3
Reimbursable revenues	1.4	1.4	4.8	3.4
Total Midwater revenues	98.2	120.1	343.7	279.7

Independent Leg Jackup revenues:
Revenues excluding reimbursables	72.6	74.3	220.7	192.4
Reimbursable revenues	0.2	0.2	0.6	0.3
Total Independent Leg Jackup revenues	72.8	74.5	221.3	192.7

Other	21.7	26.7	65.5	94.9
Corporate	1.6	0.3	1.8	0.9
Total revenues	$386.1	$463.3	$1,277.4	$1,212.4

Earnings (loss) from continuing operations:
Deepwater	$71.8	$125.6	$300.9	$319.6
Midwater	25.7	47.3	121.1	92.7
Independent Leg Jackups	32.6	38.3	102.3	90.7
Other	1.6	1.2	3.9	7.1
Corporate	(31.6)	(27.4)	(91.4)	(98.9)
Total	$100.1	$185.0	$436.8	$411.2

The following table summarizes our average daily revenues and utilization percentage by segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Average Daily Revenues (1)	Utilization (2)	Average Daily Revenues (1)	Utilization (2)	Average Daily Revenues (1)	Utilization (2)	Average Daily Revenues (1)	Utilization (2)

Deepwater	$343,200	76%	$333,600	98%	$338,600	87%	$303,000	97%
Midwater	$264,100	67%	$258,800	84%	$260,900	80%	$235,600	72%
Independent Leg Jackups	$123,100	92%	$124,200	93%	$123,100	94%	$117,600	85%

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

Deepwater

Revenues for our deepwater segment decreased $49.9 million, or 21%, for the three months ended September 30, 2009 over the comparable period in 2008 primarily due to decreased utilization of the Pride North America, which experienced approximately 79 out-of-service days as a result of a scheduled five year regulatory inspection and client requested upgrades in the third quarter of 2009, the Pride Portland, which experienced 30 out-of-service days due to a required scheduled five year special periodic survey and major maintenance, the Pride South Pacific, which was mobilized to Cape Town for a regulatory inspection, experiencing 32 out-of-service days, and higher mechanical downtime on the Pride Carlos Walter resulting in 21 out-of-service days. Collectively, these factors contributed to a decrease in revenues of approximately $69.0 million over the comparable period in 2008.  This decrease in revenues was partially offset by higher contracted dayrate for the Pride South Pacific, contributing $17.8 million.  As a result of the out-of-service time in 2009 on rigs earning relatively high dayrates, average daily revenues decreased 3% for the three months ended September 30, 2009 over the comparable period in 2008. Earnings from operations decreased $53.8 million, or 43%, for the three months ended September 30, 2009 over the comparable period in 2008 due to the decrease in revenues as well as an increase in repair and maintenance costs across our fleet. Utilization decreased to 76% for the three months ended September 30, 2009 as compared to 98% for the three months ended September 30, 2008 primarily due to the decreased utilization of the Pride North America, Pride South Pacific, Pride Portland and Pride Carlos Walter as described above.

Revenues for our deepwater segment increased $0.9 million, or less than 1%, for the nine months ended September 30, 2009 over the comparable period in 2008. The increase in revenues is primarily due to higher contracted dayrates for the Pride Angola, Pride Brazil, Pride Carlos Walter and Pride South Pacific, partially offset by decreased revenues from the Pride Rio de Janeiro, which worked at a higher dayrate in 2008 as a result of a short-term farm out assignment. Collectively, the increase in dayrates for these rigs contributed approximately $75.8 million of incremental revenues over the comparable period in 2008. This revenue increase was offset by the decreased utilization as a result of higher out-of-service time primarily related to shipyard projects during 2009 and higher mechanical downtime on the Pride Carlos Walter and the Pride North America. During 2009, our deepwater fleet experienced a total of 220 more out-of-service days related to shipyard projects over the comparable period in 2008.  These factors contributed to a decrease in revenues of approximately $74.5 million over the comparable period in 2008.  Primarily as a result of the higher dayrates described above, average daily revenues increased 12% for the nine months ended September 30, 2009 over the comparable period in 2008. Earnings from operations  decreased $18.7 million, or 6%, for the nine months ended September 30, 2009 over the comparable period in 2008 due to an increase in total labor costs for our rig crews as a result of increased labor costs for the offshore workforce, as well as an increase in repair and maintenance costs for our rigs. Utilization decreased to 87% for the nine months ended September 30, 2009 as compared to 97% for the nine months ended September 30, 2008 primarily due to higher out-of-service time related to shipyard projects during 2009.

Midwater

Revenues for our midwater segment decreased $21.9 million, or 18%, for the three months ended September 30, 2009 over the comparable period in 2008. The decrease in revenues is primarily due to lower activity experienced in 2009, including the Pride Venezuela, which was idle during the third quarter of 2009, and the Pride South Seas, which completed its contract in August of 2009 and was idle thereafter, partially offset by a higher utilization of the Pride Mexico and the Pride South Atlantic in 2009.   These factors collectively contributed to a net decrease in revenues of approximately $26.6 million over the comparable period in 2008.  The decrease in revenues was partially offset by the recognition of $5.0 million related to an expired option from one of our customers on the Pride South Atlantic during 2009.  Average daily revenues increased 2% for the three months ended September 30, 2009 over the comparable period in 2008. Earnings from operations decreased $21.6 million, or 46%, for the three months ended September 30, 2009 over the comparable period in 2008 primarily due to the decrease in revenues.  Utilization decreased to 67% for the three months ended September 30, 2009 from 84% for the three months ended September 30, 2008 primarily due to the decreased utilization of the Pride Venezuela and the Pride South Seas.

Revenues for our midwater segment increased $64.0 million, or 23%, for the nine months ended September 30, 2009 over the comparable period in 2008. The increase in revenues is primarily due to higher utilization on the Pride Mexico, which started operations in July 2008 after its shipyard project, the Pride South Seas, which experienced no shipyard time during the eight months working in 2009 as opposed to 76 shipyard days recorded in 2008, the Sea Explorer, which had lower transit time in 2009, and lower mechanical downtime on the Pride South Atlantic, partially offset by the lower utilization of the Pride Venezuela as a result of the agreement with the customer to terminate its current contract. These factors resulted in incremental revenues of $33.9 million over the comparable period in 2008.  The increased revenues were also due to the higher dayrates of the Pride Venezuela, the Sea Explorer and the Pride South Seas, which resulted in incremental revenue of approximately $29.7 million over the comparable period in 2008. Earnings from operations increased $28.4 million, or 31%, for the nine months ended September 30, 2009 over the comparable period in 2008 due to the increase in revenues, offset partially by increased costs related to higher activity for the Pride Mexico, higher rental and transportation costs on the Pride Venezuela and higher depreciation expense from the Pride Mexico and Pride South Seas as a result of their 2008 shipyard projects.  Utilization increased to 80% for the nine months ended September 30, 2009 from 72% for the nine months ended September 30, 2008 primarily due to the increased utilization of the Pride Mexico, the Pride South Atlantic, the Pride South Seas and the Sea Explorer, partially offset by the decrease utilization of the Pride Venezuela.

Independent Leg Jackups

Revenues for our independent leg jackup segment decreased $1.7 million, or 2%, for the three months ended September 30, 2009 over the comparable period in 2008.  The decrease in revenues is primarily due to the decreased dayrate of the Pride Tennessee and idle time experienced by the Pride Wisconsin, which was partially offset by a full quarter of higher dayrate on the Pride Montana and higher utilization of the Pride Cabinda as a result of its 2008 shipyard project. Together, these rigs contributed to a reduction of $2.3 million in revenue for the three months ended September 30, 2009 over the comparable period in 2008. Earnings from operations decreased $5.7 million, or 15%, for the three months ended September 30, 2009 over the comparable period in 2008 due to decreased revenues and increased labor costs for our rig crews. Utilization decreased to 92% for the three months ended September 30, 2009 from 93% for the three months ended September 30, 2008 primarily due to the decrease utilization for the Pride Wisconsin and Pride Tennessee offset by the increase utilization of the Pride Cabinda.

Revenues for our independent leg jackup segment increased $28.6 million, or 15%, for the nine months ended September 30, 2009 over the comparable period in 2008 primarily due to the Pride Montana, which operated on a contract with higher dayrate in the 2009 period, increasing revenues by $16.5 million, and higher utilization driven by the Pride Cabinda as a result of its 2008 shipyard project, partially offset by the higher out-of-service time for regulatory inspections of the Pride Tennessee and idle time experienced on the Pride Wisconsin during 2009. Collectively, these three rigs contributed an incremental $11.0 million of revenue for the nine months ended September 30, 2009 over the comparable period in 2008. Average daily revenues increased 5% for the nine months ended September 30, 2009 over the comparable period in 2008 primarily due to higher utilization and dayrates for the Pride Cabinda and the Pride Montana. Earnings from operations increased $11.6 million, or 13%, for the nine months ended September 30, 2009 over the comparable period in 2008 due to increased revenues offset partially by increased costs for our rigs crews. Utilization increased to 94% for the nine months ended September 30, 2009 from 85% for the nine months ended September 30, 2008, primarily due to reduced shipyard time for the Pride Cabinda and Pride North Dakota offset by decreased utilization of the Pride Wisconsin.

Other Operations

Other operations include our deepwater drilling operations management contracts and other operating activities.  Management contracts in 2009 include one management contract that ended in the third quarter of 2009 and two contracts that expire in 2011 and 2012 (with early termination permitted in certain cases).  Management contracts in 2008 included two contracts that ended in the third and fourth quarters of 2008.  Additionally, the operations of our former platform rig fleet, which were historically included in other operations, were part of Seahawk’s business.

Revenues decreased $5.0 million, or 19%, for the three months ended September 30, 2009 over the comparable period in 2008 primarily due to the termination of two management contracts in the second half of 2008 and a labor contract during the third quarter of 2009, partially offset by higher reimbursable revenues during the current quarter.  Earnings from operations increased $0.4 million, or 33%, for the three months ended September 30, 2009 over the comparable period in 2008 primarily due to the increase in reimbursable revenues.

Revenues decreased $29.4 million, or 31%, for the nine months ended September 30, 2009 over the comparable period in 2008 primarily due to the termination of two management contracts in the second half of 2008 and a reduction in reimbursable revenue period-over-period in connection with a labor contract. Earnings from operations decreased $3.2 million, or 45%, for the nine months ended September 30, 2009 over the comparable period in 2008 primarily due to the decrease in reimbursable revenues.

Results of Operations

The discussion below relating to significant line items represents our analysis of significant changes or events that impact the comparability of reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

The following table presents selected consolidated financial information for our continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)		(In millions)
REVENUES
Revenues excluding reimbursable revenues	$379.5	$455.5	$1,253.0	$1,181.4
Reimbursable revenues	6.6	7.8	24.4	31.0
	386.1	463.3	1,277.4	1,212.4

COSTS AND EXPENSES
Operating costs, excluding depreciation and amortization	210.6	206.4	615.9	565.7
Reimbursable costs	5.8	7.4	21.6	29.8
Depreciation and amortization	39.5	38.0	118.3	109.7
General and administrative, excluding depreciation and amortization	30.2	26.5	85.3	95.5
Loss (gain) on sales of assets, net	(0.1)	-	(0.5)	0.5
	286.0	278.3	840.6	801.2

EARNINGS FROM OPERATIONS	100.1	185.0	436.8	411.2

OTHER INCOME (EXPENSE), NET
Interest expense, net of amounts capitalized	-	(2.1)	(0.1)	(19.9)
Refinancing charges	-	-	-	(1.2)
Interest income	0.6	2.9	2.6	15.1
Other income (expense), net	(2.7)	6.1	(3.3)	15.7
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	98.0	191.9	436.0	420.9
INCOME TAXES	(18.1)	(47.7)	(72.5)	(84.6)
INCOME FROM CONTINUING OPERATIONS, NET OF TAX	$79.9	$144.2	$363.5	$336.3

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues Excluding Reimbursable Revenues. Revenues excluding reimbursable revenues for the three months ended September 30, 2009 decreased $76.0 million, or 17%, over the comparable period in 2008. For additional information about our revenues, please read “— Segment Review” above.

Reimbursable Revenues. Reimbursable revenues for the three months ended September 30, 2009 decreased $1.2 million, or 15%, over the comparable period in 2008 primarily due to lower activity in our other segment.

Operating Costs. Operating costs for the three months ended September 30, 2009  increased $4.2 million, or 2%, over the comparable period in 2008.  The increase was primarily due to an increase in labor costs, partially offset by an increase in out-of-service days for shipyard maintenance and upgrade projects. The increase in labor cost in the 2009 period as compared to the 2008 period was primarily due to termination costs of $6.2 million. This increase was partially offset by an increase in out-of-service days of 215 days in 2009 compared to 65 days in 2008, which resulted in a decrease in operating costs of $2.0 million. Operating costs as a percentage of revenues, excluding reimbursables, were 55% and 45% for the three months ended September 30, 2009 and 2008, respectively.

Reimbursable Costs. Reimbursable costs for the three months ended September 30, 2009 decreased $1.6 million, or 22%, over the comparable period in 2008 primarily due to lower activity in our other segment.

Depreciation and Amortization. Depreciation expense for the three months ended September 30, 2009 increased $1.5 million, or 4%, over the comparable period in 2008. This increase relates to capital additions primarily in our midwater and deepwater segments.

General and Administrative. General and administrative expenses for the three months ended September 30, 2009 increased $3.7 million, or 14%, over the comparable period in 2008.  The increase was due to a $2.8 million increase in wage and benefits, including $0.6 million for spin-off stock based compensation adjustments to continuing employees and $0.6 million in termination costs due to reductions in headcount, and a $1.0 million increase in costs related to the Seahawk spin-off, partially offset by a $0.5 million decrease in expenses related to the ongoing investigation described under “—FCPA Investigation”.

Gain on Sale of Assets, Net. We had net gain on sales of assets of $0.1 million for the three months ended September 30, 2009 primarily due to the sale of scrap equipment.

Interest Expense. Interest expense for the three months ended September 30, 2009 decreased $2.1 million over the comparable period in 2008.  During the period, interest expense increased by $10.4 million as a result of the incremental interest expense associated with the issuance of our 8 1/2% Senior Notes in June 2009, which was offset by an increase in $12.5 million of capitalized interest.

Interest Income. Interest income for the three months ended September 30, 2009 decreased $2.3 million, or 79%, over the comparable period in 2008, due to the decrease in investment income earned as a result of significantly lower investment yields year-over-year. The decrease was also the result of maintaining lower average cash balances due to the payments made for newbuild drillship construction projects, as compared to the comparable period in 2008.

Other Income (Expense), Net. Other income, net for the three months ended September 30, 2009 decreased $8.8 million over the comparable period in 2008, primarily due to a $2.6 million foreign exchange loss for the three month ended September 30, 2009 as compared to a $6.0 million foreign exchange gain in the same period in 2008.

Income Taxes. Our consolidated effective income tax rate for continuing operations for the three months ended September 30, 2009 was 18.5% compared with 24.9% for the three months ended September 30, 2008. The lower tax rate for the 2009 period was principally the result of increased profitability in lower taxed jurisdictions and tax benefits related to the finalization of certain tax returns.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues Excluding Reimbursable Revenues. Revenues excluding reimbursable revenues for the nine months ended September 30, 2009 increased $71.6 million, or 6%, over the comparable period in 2008. For additional information about our revenues, please read “— Segment Review” above.

Reimbursable Revenues. Reimbursable revenues for the nine months ended September 30, 2009 decreased $6.6 million, or 21%, over the comparable period in 2008 primarily due to lower activity in our other segment.

Operating Costs. Operating costs for the nine months ended September 30, 2009 increased $50.2 million, or 9%, over the comparable period in 2008.  The increase was primarily due to higher labor costs and operating costs associated with the decrease in out-of-service days. Out-of-service days for shipyard maintenance and upgrade projects decreased from 560 days in the nine month period in 2008 to 385 days in the comparable period in 2009.  This decrease resulted in an increase in rig labor costs of $31.4 million and an increase in operating costs of $14.1 million.  In addition, we recognized $6.2 million in termination costs during the nine months period in 2009. Operating costs as a percentage of revenues, excluding reimbursables, were 49% and 48% for the nine months ended September 30, 2009 and 2008, respectively.

Reimbursable Costs. Reimbursable costs for the nine months ended September 30, 2009 decreased $8.2 million, or 28%, over the comparable period in 2008 primarily due to lower activity in our other segment.

Depreciation and Amortization. Depreciation expense for the nine months ended September 30, 2009 increased $8.6 million, or 8%, over the comparable period in 2008. This increase relates to capital additions primarily in our midwater and deepwater segments.

General and Administrative. General and administrative expenses for the nine months ended September 30, 2009 decreased $10.2 million, or 11%, over the comparable period in 2008. The decrease was due to a $7.0 million reduction related to costs incurred in the 2008 period for our ERP implementation and a reduction of $5.2 million in expenses related to the ongoing investigation described under “—FCPA Investigation” above.  This decrease was partially offset by an increase of $1.7 million in termination costs due to reductions in headcount, a $1.0 million increase in costs related to the Seahawk spin-off and an increase of $1.3 million due to higher corporate facility rental expenses.

Gain on Sale of Assets, Net. We had net gain on sales of assets of $0.5 million for the nine months ended September 30, 2009 and net loss on sales of assets of $0.5 for the nine months ended September 30, 2008, primarily due to the sale of scrap equipment.

Interest Expense. Interest expense for the nine months ended September 30, 2009 decreased $19.8 million over the comparable period in 2008 primarily due to a $22.8 million increase in capitalized interest offset by a net increase of $4.0 million in interest expense as a result of  the incremental interest expense associated with the issuance of our 8 ½% Senior Notes in June 2009, which was partially offset by debt reductions in the corresponding 2008 period.

Interest Income. Interest income for the nine months ended September 30, 2009 decreased $12.5 million, or 83%, over the comparable period in 2008, due to the decrease in investment income earned as a result of significantly lower investment yields year-over-year. The decrease was also the result of maintaining lower average cash balances due to the repayment of debt and payments made for newbuild drillship construction projects, as compared to the comparable period in 2008.

Other Income (Expense), Net. Other income, net for the nine months ended September 30, 2009 decreased $19.0 million, or 121%, over the comparable period in 2008, due to an $11.4 million gain recorded in the first quarter of 2008 resulting from the sale of our 30% interest in a joint venture that operated several land rigs in Oman. In addition, we had a $3.6 million foreign exchange loss in 2008 as compared to a foreign exchange gain of $5.2 million in the same period in 2009.

Income Taxes. Our consolidated effective income tax rate for continuing operations for the nine months ended September 30, 2009 was 16.6% compared with 20.1% for the nine months ended September 30, 2008. The lower tax rate for the 2009 period was principally the result of increased profitability in lower taxed jurisdictions and tax benefits related to the finalization of certain tax returns.

Liquidity and Capital Resources

Our objective in financing our business is to maintain both adequate financial resources and access to additional liquidity. Our $320 million senior unsecured revolving credit facility provides back-up liquidity to meet our on-going working capital needs.

During the nine months ended September 30, 2009, we used cash on hand and cash flows generated from operations as our primary source of liquidity for funding our working capital needs, debt repayment and capital expenditures.  In addition, on June 2, 2009 we issued $500 million aggregate principal amount of 8 ½% senior notes due 2019.  We expect to use the net proceeds from this offering for general corporate purposes. We believe that our cash on hand, including the net proceeds from the notes offering, cash flows from operations and availability under our revolving credit facility will provide sufficient liquidity through 2010 to fund our working capital needs, scheduled debt repayments and anticipated capital expenditures, including progress payments for our four drillship construction projects. In addition, we will continue to pursue opportunities to expand or upgrade our fleet, which could result in additional capital investment. We may also in the future elect to return capital to our stockholders by share repurchases or the payment of dividends.

We may review from time to time possible expansion and acquisition opportunities relating to our business, which may include the construction or acquisition of rigs or acquisitions of other businesses in addition to those described in this quarterly report. Any determination to construct or acquire additional rigs for our fleet will be based on market conditions and opportunities existing at the time, including the availability of long-term contracts with attractive dayrates and the relative costs of building or acquiring new rigs with advanced capabilities compared with the costs of retrofitting or converting existing rigs to provide similar capabilities. The timing, size or success of any additional acquisition or construction effort and the associated potential capital commitments are unpredictable. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Debt or equity financing may not, however, be available to us at that time due to a variety of events, including, among others, credit rating agency downgrades of our debt, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry. In addition, we also review from time to time the possible disposition of assets that we do not consider core to our strategic long-term business plan.

As discussed above, on August 24, 2009 we completed the spin-off of Seahawk to our stockholders through a pro rata stock distribution.  In connection with the spin-off, we made a cash contribution to Seahawk of approximately $47.3 million to achieve a targeted working capital for Seahawk as of May 31, 2009 of $85 million.  We and Seahawk also agreed to indemnify each other for certain liabilities that may arise or be incurred in the future attributable to our respective businesses.  In addition, pursuant to a tax support agreement between us and Seahawk, we have agreed to guarantee or indemnify the issuer of any surety bonds or other collateral issued for Seahawk’s account in respect of certain Mexican tax assessments made prior to the spin-off date.  For additional information about the spin-off, please read “—Recent Developments—Spin-off of Mat-Supported Jackup Business” and “—Loss of Pride Wyoming” above and Note 9 of the Notes to Unaudited Financial Statements in Item 1 of Part I of this quarterly report.

Sources and Uses of Cash for the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Cash flows provided by operating activities

Cash flows provided by operations were $532.1 million for the nine months ended September 30, 2009 compared with $432.4 million for the comparable period in 2008. The increase of $99.7 million was primarily due to a reduction in our trade receivables partially offset by a reduction in cash flow from our discontinued operations, which provided $18.8 million and $169.7 million of operating cash flows for the nine months ended September 30, 2009 and 2008, respectively.

Cash flows used in investing activities

Cash flows used in investing activities were $764.1 million for the nine months ended September 30, 2009 compared with $461.6 million for the comparable period in 2008, an increase of $302.5 million.  The increase is primarily attributable to cash proceeds received on the sale of assets in 2008.  In 2008, we received approximately $290.3 million of net proceeds in connection with various assets sales. Purchases of property and equipment totaled $698.6 million and $752.8 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease was primarily due a reduction in scheduled shipyard project spending in 2009 over the comparable period in 2008.

Cash flows provided by financing activities

Cash flows provided by financing activities were $477.0 million for the nine months ended September 30, 2009 compared with cash flows used in financing activities of $433.3 million for the comparable period in 2008, an increase of $910.3 million. The 2009 period included net proceeds of $492.4 million from the June 2009 notes offering, offset partially by $22.3 million of scheduled debt repayments.  In 2008, our net cash used for debt repayments included $300 million to retire all of the outstanding 3¼% Convertible Senior Notes due 2033, $138.9 million to repay in full the outstanding amounts under our drillship loan facility and $22.2 million in scheduled debt repayments. We also received proceeds of $6.3 million and of $21.2 million from employee stock transactions in the nine months ended September 30, 2009 and 2008, respectively.

Working Capital

As of September 30, 2009, we had working capital of $909.7 million compared with $849.6 million as of December 31, 2008. The increase in working capital is primarily due to the June 2009 notes offering and a decrease in our trade receivables of $110.0 million offset partially by expenditures incurred towards the construction of our four ultra-deepwater drillships and a decrease in accrued expenses and other current liabilities of $49.6 million.

Available Credit Facilities

In December 2008, we entered into a new $300 million unsecured revolving credit agreement with a group of banks maturing in December 2011. In July 2009, borrowing availability under the facility was increased to $320 million. Borrowings under the credit facility are available to make investments, acquisitions and capital expenditures, to repay and back-up commercial paper and for other general corporate purposes. We may obtain up to $100 million of letters of credit under the facility. The credit facility also has an accordion feature that would, under certain circumstances, allow us to increase the availability under the facility up to $600 million. Amounts drawn under the credit facility bear interest at variable rates based on LIBOR plus a margin or the alternative base rate. The interest rate margin applicable to LIBOR advances varies based on our credit rating. As of September 30, 2009, there were no outstanding borrowings or letters of credit outstanding under the facility.

Other Outstanding Debt

As of September 30, 2009, in addition to our credit facility, we had the following long-term debt, including current maturities, outstanding:

•	$500.0 million principal amount of 8 1/2% senior notes due 2019;

•	$500.0 million principal amount of 7 3/8% senior notes due 2014; and

•	$205.0 million principal amount of notes guaranteed by the United States Maritime Administration.

Other Sources and Uses of Cash

We expect our purchases of property and equipment for 2009, excluding our new drillship commitments, to be approximately $360 million, of which we have spent approximately $175 million in the first nine months of 2009. These purchases are expected to be used primarily for various rig upgrades in connection with new contracts as contracts expire during the year along with other sustaining capital projects. With respect to our four ultra-deepwater drillships currently under construction, we made payments of $437 million in the first nine months of 2009, with the total remaining costs estimated to be approximately $1.6 billion. We anticipate making additional payments for the construction of these drillships of approximately $235 million for the remainder of 2009, approximately $580 million in 2010, and approximately $765 million in 2011. We expect to fund our construction obligations with respect to these rigs through available cash, cash flow from operations and borrowings under our revolving credit facility.

We anticipate making income tax payments of approximately $115 million to $125 million in 2009, of which $112 million has been paid through September 30, 2009.

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

Letters of Credit

We are contingently liable as of September 30, 2009 in the aggregate amount of $369.2 million under certain performance, bid and custom bonds and letters of credit. As of September 30, 2009, we had not been required to make any collateral deposits with respect to these agreements.

Contractual Obligations

For additional information about our contractual obligations as of December 31, 2008, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2008. As of September 30, 2009, except with respect to the issuance and sale in June 2009 of $500 million aggregate principal amount of our 8 ½% Senior Notes due 2019 and the rescheduling of $200 million of payments on our drillship construction projects from 2010 to 2011, there were no material changes to this disclosure regarding our contractual obligations made in the annual report.

Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 810-10-65, Transition Related to FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests inConsolidated Financial Statements) establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, ASC Subtopic 810-10-65 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. This subtopic is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted the provisions of ASC Subtopic 810-10-65 on January 1, 2009 but its adoption did not have a material impact on our consolidated financial statements.

ASC Topic 805, Business Combinations (formerly SFAS No. 141 (Revised 2007), Business Combinations and FASB Staff Position (“FSP”) SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies), provides that all business combinations are required to be accounted for at fair value under the acquisition method of accounting, but changes the method of applying the acquisition method from previous principles in a number of ways.  Acquisition costs are no longer considered part of the fair value of an acquisition and will generally be expensed as incurred, noncontrolling interests are valued at fair value at the acquisition date, in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. Contingent assets acquired and liabilities assumed in a business combination are to be recognized at fair value if fair value can be reasonably estimated during the measurement period. We adopted the changes to the provisions of ASC Topic 805 on January 1, 2009, with no material impact on our consolidated financial statements.

ASC Subtopic 820-10-65, Transition Related to FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with ASC 820, Fair Value Measurements and Disclosures, when the volume and level of activity for the asset or liability have significantly decreased.  This subtopic re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in ASC 820.  This subtopic clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  The scope of this subtopic does not include assets and liabilities measured under level 1 inputs.  ASC Subtopic 820-10-65 is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009.  We adopted the provisions of ASC Subtopic 820-10-65 effective April 1, 2009, with no material impact on our consolidated financial statements.

ASC Topic 825-10-65, Transition Related to FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments amends ASC Topic 825, Financial Instruments, to require publicly-traded companies, as defined in ASC Topic 270, Interim Reporting, to provide disclosures on the fair value of financial instruments in interim financial statements.  ASC Topic 825-10-65 is effective for interim periods ending after June 15, 2009.  We adopted the new disclosure requirements in our second quarter 2009 financial statements with no material impact on our consolidated financial statements.

ASC Subtopic 320-10-65, Transition Related to FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (formerly FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments issued in April 2009), provides transitional guidance for debt securities to make previous guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Existing recognition and measurement guidance related to other-than-temporary impairments of equity securities was not amended by this subtopic.  This subtopic is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of this subtopic effective April 1, 2009, with no material impact on our consolidated financial statements.

ASC Topic 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events issued May 2009) establishes (i) the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This topic is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  We adopted the provisions of this topic effective April 1, 2009, with no material impact on our consolidated financial statements.

ASC Topic 860, Transfers and Servicing (formerly SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125, as amended by SFAS No. 166, Accounting for Transfers of Financial Assets – An Amendment of FASB Statement No. 140 issued in June 2009) amends prior principles to require more disclosure about transfers of financial assets and the continuing exposure, retained by the transferor, to the risks related to transferred financial assets, including securitization transactions. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  It also enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.  This topic will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. We will adopt this statement effective January 1, 2010 and we do not expect the adoption to have a material impact on our consolidated financial statements.

ASC Subtopic 810-10-05, Consolidation – Variable Interest Entities (formerly FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, as amended by SFAS No. 167, Amendments to FASB Interpretation No. 46(R) in June 2009), defines how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This topic requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  This statement will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. We will adopt this statement prospectively effective January 1, 2010 and we do not expect the adoption to have a material impact on our consolidated financial statements.

ASC Topic 105, Generally Accepted Accounting Principles (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162), issued in June 2009 became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the codification became nonauthoritative.   This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted this statement in the third quarter of 2009, with no change to our consolidated financial statements other than changes in reference to various authoritative accounting pronouncements in our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures – Measuring Liabilities and Fair Value, amending Subtopic 820-10, Fair Value Measurement, to provide guidance on the manner in which the fair value of liabilities should be determined. This Update provides clarification that, in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of defined valuation techniques. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. We will adopt ASU No. 2009-05 in the fourth quarter of 2009, and do not expect it will have a material impact on our consolidated financial statements.

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

•	future asset sales;

•	adequacy of funds for capital expenditures, working capital and debt service requirements;

•	future income tax payments and the utilization of net operating loss and foreign tax credit carryforwards;

•	expected costs for salvage and removal of the Pride Wyoming and expected insurance recoveries with respect to those costs;

•	business strategies;

•	expansion and growth of operations;

•	future exposure to currency devaluations or exchange rate fluctuations;

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

   We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including those described under “— FCPA Investigation” above, in “Risk Factors” in Item 1A of Part II of this quarterly report and our quarterly report on Form 10-Q for the quarter ended June 30, 2009 and Item 1A of our annual report on Form 10-K for the year ended December 31, 2008 and the following:

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

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2009 were effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with our spin-off of Seahawk, Seahawk agreed to indemnify us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that Seahawk’s ability to satisfy its indemnification obligations will not be impaired in the future.

On August 24, 2009, we completed the spin-off of Seahawk, which holds the assets and liabilities that were associated with our mat-supported jackup rig business.  Pursuant to a master separation agreement entered into in connection with the spin-off, Seahawk agreed to indemnify us from certain liabilities.  However, third parties could seek to hold us responsible for any of the liabilities for which Seahawk has agreed to be responsible, and there can be no assurance that the indemnity from Seahawk will be sufficient to protect us against the full amount of such liabilities, or that Seahawk will be able to fully satisfy its indemnification obligations.  Moreover, even if we ultimately succeed in recovering from Seahawk any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves.  In some cases, we have agreed to advance expenses or to guarantee obligations related to liabilities Seahawk has agreed to retain.  Each of these risks could adversely affect our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding our issuer repurchases of shares of our common stock on a monthly basis during the third quarter of 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (2)

July 1-31, 2009	-	$ -	N/A	N/A
August 1-31, 2009	37,362	$ 26.16	N/A	N/A
September 1-30, 2009	-	$ -	N/A	N/A
Total	37,362	$ 26.16	N/A	N/A
____________
(1)
Represents the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our stockholder-approved long-term incentive plan.

(2)	We did not have at any time during the quarter, and currently do not have, a share repurchase program in place.

Item 6. Exhibits***

2.1
Master Separation Agreement, dated as of August 4, 2009, between Pride International, Inc. and Seahawk Drilling, Inc. (incorporated by reference to Exhibit 2.1 to Pride's Current Report on Form 8-K filed with the SEC on August 7, 2009, File No. 1-13289).

10.1
Tax Sharing Agreement, dated as of August 4, 2009, between Pride International, Inc. and Seahawk Drilling, Inc. (incorporated by reference to Exhibit 10.1 to Pride's Current Report on Form 8-K filed with the SEC on August 7, 2009, File No. 1-13289).

10.2†
Amended and Restated Employment/Non-Competition/Confidentiality Agreement dated December 31, 2008 between Pride and Imran Toufeeq (incorporated by reference to Exhibit 10.1 to Pride's Current Report on Form 8-K filed with the SEC on August 14, 2009, File No. 1-13289).

10.3†
Amended SERP Participation Agreement dated December 31, 2008 between Pride and Imran Toufeeq (incorporated by reference to Exhibit 10.2 to Pride's Current Report on Form 8-K filed with the SEC on August 14, 2009, File No. 1-13289).

10.4*	Summary of certain officer compensation arrangements.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Chief Executive and Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
____________
*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

**	Furnished herewith.

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

Date: November 2, 2009

	By:	/s/ LEONARD E. TRAVIS
Leonard E. Travis
Vice President and Chief Accounting Officer

Date: November 2, 2009

INDEX TO EXHIBITS

2.1
Master Separation Agreement, dated as of August 4, 2009, between Pride International, Inc. and Seahawk Drilling, Inc. (incorporated by reference to Exhibit 2.1 to Pride's Current Report on Form 8-K filed with the SEC on August 7, 2009, File No. 1-13289).

10.1
Tax Sharing Agreement, dated as of August 4, 2009, between Pride International, Inc. and Seahawk Drilling, Inc. (incorporated by reference to Exhibit 10.1 to Pride's Current Report on Form 8-K filed with the SEC on August 7, 2009, File No. 1-13289).

10.2†
Amended and Restated Employment/Non-Competition/Confidentiality Agreement dated December 31, 2008 between Pride and Imran Toufeeq (incorporated by reference to Exhibit 10.1 to Pride's Current Report on Form 8-K filed with the SEC on August 14, 2009, File No. 1-13289).

10.3†
Amended SERP Participation Agreement dated December 31, 2008 between Pride and Imran Toufeeq (incorporated by reference to Exhibit 10.2 to Pride's Current Report on Form 8-K filed with the SEC on August 14, 2009, File No. 1-13289).

10.4*	Summary of certain officer compensation arrangements.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Chief Executive and Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
____________
*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

**	Furnished herewith.

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