Form 10-Q
period 2010-03-31
PRIDE INTERNATIONAL INC
filed 2010-04-29
CIK 833081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practical date.

Outstanding as of
April 26, 2010
Common Stock, par value $.01 per share	175,616,231

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets — March 31, 2010 and December 31, 2009	3

Consolidated Statements of Operations — Three months ended March 31, 2010 and 2009	4

Consolidated Statements of Cash Flows — Three months ended March 31, 2010 and 2009	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	31

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6. Exhibits	33

Signatures	34

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 12
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Pride International, Inc.
Consolidated Balance Sheets
 (In millions, except par value)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$346.8	$763.1
Trade receivables, net	261.4	256.2
Deferred income taxes	9.6	21.6
Prepaid expenses and other current assets	74.7	123.3

Total current assets	692.5	1,164.2

PROPERTY AND EQUIPMENT	6,590.1	6,091.0
Less: accumulated depreciation	1,238.7	1,200.7

Property and equipment, net	5,351.4	4,890.3
INTANGIBLE AND OTHER ASSETS, NET	75.6	88.4

Total assets	$6,119.5	$6,142.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$30.3	$30.3
Accounts payable	112.8	132.4
Accrued expenses and other current liabilities	282.2	339.7

Total current liabilities	425.3	502.4

OTHER LONG-TERM LIABILITIES	109.2	118.3

LONG-TERM DEBT, NET OF CURRENT PORTION	1,154.8	1,161.7

DEFERRED INCOME TAXES	90.3	102.7

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 50.0 shares authorized; none issued	—	—
Common stock, $0.01 par value; 400.0 shares authorized; 176.6 and 175.5 shares issued; 175.5 and 174.6 shares outstanding	1.8	1.8
Paid-in capital	2,073.6	2,058.7
Treasury stock, at cost; 1.1 and 0.9 shares	(21.2)	(16.4)
Retained earnings	2,283.8	2,210.8
Accumulated other comprehensive income	1.9	2.9

Total stockholders’ equity	4,339.9	4,257.8

Total liabilities and stockholders’ equity	$6,119.5	$6,142.9

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.
Consolidated Statements of Operations
(Unaudited)
 (In millions, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009

REVENUES
Revenues excluding reimbursable revenues	$357.4	$439.3
Reimbursable revenues	5.4	12.6

	362.8	451.9

COSTS AND EXPENSES
Operating costs, excluding depreciation and amortization	200.9	200.2
Reimbursable costs	4.2	11.2
Depreciation and amortization	42.1	39.5
General and administrative, excluding depreciation and amortization	29.5	29.0
Gain on sales of assets, net	(0.2)	(0.4)

	276.5	279.5

EARNINGS FROM OPERATIONS	86.3	172.4

OTHER INCOME, NET
Interest expense, net of amounts capitalized	—	—
Interest income	0.2	1.3
Other income, net	8.9	3.1

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	95.4	176.8
INCOME TAXES	(14.7)	(27.9)

INCOME FROM CONTINUING OPERATIONS, NET OF TAX	80.7	148.9
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(7.7)	10.0

NET INCOME	$73.0	$158.9

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.45	$0.84
Income (loss) from discontinued operations	(0.04)	0.06

Net income	$0.41	$0.90

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.45	$0.84
Income (loss) from discontinued operations	(0.04)	0.06

Net income	$0.41	$0.90

SHARES USED IN PER SHARE CALCULATIONS
Basic	175.4	173.3
Diluted	175.9	173.3
The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
 (In millions)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$73.0	$158.9
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	42.1	53.6
Amortization and write-offs of deferred financing costs	0.6	0.4
Amortization of deferred contract liabilities	(13.4)	(13.4)
Gain on sales of assets, net	(0.2)	(4.9)
Deferred income taxes	2.2	4.3
Excess tax benefits from stock-based compensation	(2.6)	(0.1)
Stock-based compensation	8.1	8.9
Other, net	0.2	0.2
Net effect of changes in operating accounts (See Note 12)	(11.3)	(57.2)
Change in deferred gain on asset sales and retirements	—	4.4
Increase (decrease) in deferred revenue	(0.9)	3.5
Increase in deferred expense	2.4	7.6

NET CASH FLOWS FROM OPERATING ACTIVITIES	100.2	166.2
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(516.7)	(213.7)
Proceeds from dispositions of property and equipment	0.4	0.6

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(516.3)	(213.1)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayments of borrowings	(7.1)	(7.1)
Net proceeds from employee stock transactions	4.3	1.8
Excess tax benefits from stock-based compensation	2.6	0.1

NET CASH FLOWS USED IN FINANCING ACTIVITIES	(0.2)	(5.2)
Decrease in cash and cash equivalents	(416.3)	(52.1)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	763.1	712.5

CASH AND CASH EQUIVALENTS, END OF PERIOD	$346.8	$660.4

The accompanying notes are an integral part of the consolidated financial statements.

Pride International, Inc.
Notes to Unaudited Consolidated Financial Statements
NOTE 1. GENERAL
Nature of Operations
Pride International, Inc. (“Pride,” “we,” “our,” or “us”) is a leading international provider of offshore contract drilling services. We provide these services to oil and natural gas exploration and production companies through the operation and management of 24 offshore rigs. We also have three ultra-deepwater drillships under construction.
Basis of Presentation
In August 2009, we completed the spin-off of Seahawk Drilling, Inc., which holds the assets and liabilities that were associated with our 20-rig mat-supported jackup business. The results of operations, for all periods presented, of the assets disposed of in this transaction have been reclassified to income from discontinued operations. Except where noted, the discussions in the following notes relate to our continuing operations only (see Note 2).
Our unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the presentation and disclosures herein are adequate to make the information not misleading. In the opinion of management, the unaudited consolidated financial information included herein reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009. The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for a full year or any other interim period.
In the notes to the unaudited consolidated financial statements, all dollar and share amounts, other than per share amounts, in tabulations are in millions of dollars and shares, respectively, unless otherwise noted.
Subsequent Events
We have evaluated subsequent events through the issuance date of the unaudited consolidated financial statements. No subsequent events have taken place that require disclosure in this filing.
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

During the first quarter of 2010, management determined that a triggering event had occurred for the Independent Leg Jackup segment as of March 31, 2010, based on current and forecasted operating losses within the segment. Management performed an undiscounted cash flow analysis for the segment’s long-lived assets to determine if there was any impairment of the asset group. The assessment indicated that undiscounted cash flow for the group exceeded the carrying value of the Independent Leg Jackup segment by $254.4 million, as of March 31, 2010. Therefore, no impairment of the asset group is required.
Future changes that might occur in our Independent Leg Jackup segment, such as the stacking of additional rigs, decreases in dayrates and declining utilization, might result in changes to our estimates and assumptions used in our undiscounted cash flow analysis. This could affect whether or not projected undiscounted cash flows continue to exceed the carrying value of the Independent Leg Jackup segment and could result in a required impairment of the segment in a future period.
Fair Value Accounting
We use fair value measurements to record fair value adjustments to certain financial and nonfinancial assets and liabilities and to determine fair value disclosures. Our foreign currency forward contracts are recorded at fair value on a recurring basis. See Note 5 — Fair Value Measurements.
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
When determining the fair value measurements for assets and liabilities required or permitted to be recorded or disclosed at fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability. When possible, we look to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, we look to market observable data for similar assets and liabilities. Nevertheless, certain assets and liabilities are not actively traded in observable markets, and we are required to use alternative valuation techniques to derive an estimated fair value measurement. We adopted new guidance on January 1 and April 1, 2009 regarding disclosure of fair value measurement with no material impact on our consolidated financial statements.
Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-6”). The standard amends FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, (“ASC Topic 820”) to require additional disclosures related to transfers between levels in the hierarchy of fair value measurements. ASU 2010-6 is effective for interim and annual reporting periods beginning after December 15, 2009. We adopted ASU 2010-6 as of January, 2010. Because the standard does not change how fair values are measured, the standard will not have an impact on our consolidated financial statements.
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

The following table presents selected information regarding the results of operations of our former mat-supported jackup business:

	Three Months Ended
	March 31,
	2010	2009
Revenues	$—	$97.4
Operating costs, excluding depreciation and amortization	—	72.4
Depreciation and amortization	—	14.2
General and administrative, excluding depreciation and amortization	0.6	4.0
Gain on sales of assets, net	—	(4.4)

Earnings (loss) from operations	$(0.6)	$11.2
Other income, net	—	0.7

Income (loss) before taxes	(0.6)	11.9
Income taxes	0.2	(4.3)

Income (loss) from discontinued operations	$(0.4)	$7.6

In connection with the spin-off, we made a cash contribution to Seahawk of approximately $47.3 million to achieve a targeted working capital for Seahawk as of May 31, 2009 of $85 million. We and Seahawk also agreed to indemnify each other for certain liabilities that may arise or be incurred in the future attributable to our respective businesses.
Other Divestitures
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
During the third quarter of 2007, we completed the disposition of our Latin America Land and E&P Services segments for $1.0 billion in cash. The purchase price was subject to certain post-closing adjustments for working capital and other indemnities. In December 2009, we filed suit against the buyer in the federal district court in the Southern District of New York to collect the final amount of the working capital adjustment payable by the buyer to us, plus interest, as determined in accordance with the purchase agreement, and the buyer made various counterclaims in the proceeding. All claims of the parties were settled in the first quarter of 2010, and the federal district court dismissed the claims with prejudice on March 10, 2010. From the closing date of the sale in the third quarter of 2007 through March 31, 2010, we recorded a total gain on disposal of $318.6 million, which included certain valuation adjustments for tax and other indemnities provided to the buyer and selling costs incurred by us. We have indemnified the buyer for certain obligations that may arise or be incurred in the future by the buyer with respect to the business. We believe it is probable that some of these liabilities will be settled with the buyer in cash. Our total estimated gain on disposal of assets includes a $2.0 million liability based on our fair value estimates for the indemnities. In the first quarter of 2010, we recorded a $6.8 million charge to the gain on disposal in connection with the remeasurement of a remaining indemnity that resulted from a foreign exchange fluctuation. We continue to pursue resolution of certain outstanding tax indemnification claims with the buyer. The expected settlement dates for the remaining tax indemnities vary from within one year to several years. Our final gain may be materially affected by the final resolution of these matters.

NOTE 3. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	March 31,	December 31,
	2010	2009
Rigs and rig equipment	$4,142.6	$4,101.4
Construction-in-progress — newbuild drillships	2,126.9	1,682.4
Construction-in-progress — other	239.2	222.8
Other	81.4	84.4

Property and equipment, cost	6,590.1	6,091.0
Accumulated depreciation and amortization	(1,238.7)	(1,200.7)

Property and equipment, net	$5,351.4	$4,890.3

NOTE 4. DEBT
Debt consisted of the following:

	March 31,	December 31,
	2010	2009
Senior unsecured revolving credit facility	$—	$—
8 1/2% Senior Notes due 2019, net of unamortized discount of $1.7 million and $1.7 million, respectively	498.3	498.3
7 3/8% Senior Notes due 2014, net of unamortized discount of $1.4 million and $1.4 million, respectively	498.6	498.6
MARAD notes, net of unamortized fair value discount of $1.7 million and $1.9 million, respectively	188.2	195.1

Total debt	1,185.1	1,192.0
Less: current portion of long-term debt	30.3	30.3

Long-term debt	$1,154.8	$1,161.7

Amounts drawn under the senior unsecured revolving credit facility bear interest at variable rates based on LIBOR plus a margin or the alternative base rate as defined in the agreement. The interest rate margin applicable to LIBOR advances varies based on our credit rating. As of March 31, 2010, there were no borrowings or letters of credit outstanding under the facility and availability was $320.0 million.
NOTE 5. FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, foreign currency forward contracts and debt. Our cash and cash equivalents, accounts receivable and accounts payable are by their nature short-term. As a result, the carrying value included in the accompanying consolidated balance sheets approximate fair value. The estimated fair value of our debt at March 31, 2010 and December 31, 2009 was $1,288.4 million and $1,307.6 million, respectively, which differs from the carrying amounts of $1,185.1 million and $1,192.0 million, respectively, included in our consolidated balance sheets. The fair value of our debt has been estimated based on quarter- and year-end quoted market prices.

The following table presents our financial liabilities measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009:

		Quoted Prices	Significant	Significant
		in	Other	Unobservable
		Active Markets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2010
Derivative Financial Instruments
Foreign currency forward contracts	$(0.3)	$—	$(0.3)	$—

December 31, 2009
Derivative Financial Instruments
Foreign currency forward contracts	$(0.1)	$—	$(0.1)	$—
The foreign currency forward contracts have been valued using a combined income and market-based valuation methodology based on forward exchange curves and credit. These curves are obtained from independent pricing services reflecting broker market quotes.
NOTE 6. DERIVATIVES AND FINANCIAL INSTRUMENTS
Cash Flow Hedging
We have a foreign currency hedging program to mitigate the change in value of forecasted payroll transactions and related costs denominated in Euros. We are hedging a portion of these payroll and related costs using forward contracts. When the U.S. dollar strengthens against the Euro, the decline in the value of the forward contracts is offset by lower future payroll costs. Conversely, when the U.S. dollar weakens, the increase in value of forward contracts offsets higher future payroll costs. When effective, these transactions should generate cash flows that directly offset the cash flow impact from changes in the value of our forecasted Euro-denominated payroll transactions. The maximum amount of time that we are hedging our exposure to Euro-denominated forecasted payroll costs is six months. The aggregate notional amount of these forward contracts, expressed in U.S. dollars, was $5.6 million at March 31, 2010.
All of our foreign currency forward contracts were accounted for as cash flow hedges under ASC Topic 815, Derivatives and Hedging. The fair market value of these derivative instruments is included in prepaid expenses and other current assets or accrued expenses and other current liabilities, with the cumulative unrealized gain or loss included in accumulated other comprehensive income in our consolidated balance sheet. The payroll and related costs that are being hedged are included in accrued expenses and other current liabilities in our consolidated balance sheet, with the realized gain or loss associated with the revaluation of these liabilities from Euros to U.S. dollars included in other income (expense). Amounts recorded in accumulated other comprehensive income associated with the derivative instruments are subsequently reclassed into other income (expense) as earnings are affected by the underlying hedged forecasted transactions. The estimated fair market value of our outstanding foreign currency forward contracts resulted in a liability of approximately $0.3 million at March 31, 2010. Hedge effectiveness is measured quarterly based on the relative cumulative changes in fair value between derivative contracts and the hedged item over time. Any change in fair value resulting from ineffectiveness is recognized immediately in earnings and recorded to other income (expense). We did not recognize a gain or loss due to hedge ineffectiveness in our consolidated statements of operations for the three months ended March 31, 2010 related to these derivative instruments.
The balance of the net unrealized gain (loss) related to our foreign currency forward contracts in accumulated other comprehensive income is as follows:

	Three Months Ended
	March 31,
	2010	2009
Net unrealized gain (loss) at beginning of period	$(0.1)	$0.2
Activity during period:
Settlement of forward contracts outstanding at beginning of period	—	0.1
Net unrealized loss on outstanding foreign currency forward contracts	(0.2)	(0.1)

Net unrealized gain (loss) at end of period	$(0.3)	$0.2

NOTE 7. INCOME TAXES
In accordance with generally accepted accounting principles, we estimate the full-year tax rate from continuing operations and apply this rate to our year-to-date income from continuing operations. In addition, we separately calculate the tax impact of unusual items, if any. For the three months ended March 31, 2010 and 2009, our consolidated effective tax rate for continuing operations was 15.4% and 15.8%, respectively. The lower tax rate for the 2010 period was principally the result of an increased proportion of profitability in lower tax jurisdictions, partially offset by the lapse of certain tax benefits.
NOTE 8. EARNINGS PER SHARE
The following table is a reconciliation of the numerator and the denominator of our basic and diluted earnings per share from continuing operations:

	Three Months Ended
	March 31,
	2010	2009
Income from continuing operations	$80.7	$148.9
Loss from continuing operations allocated to non-vested share awards	(0.9)	(2.2)

Income from continuing operations — basic and diluted	$79.8	$146.7

Weighted average shares of common stock outstanding — basic	175.4	173.3
Stock options	0.5	—
Restricted stock awards	—	—

Weighted average shares of common stock outstanding — diluted	175.9	173.3

Income from continuing operations per share:
Basic	$0.45	$0.84
Diluted	$0.45	$0.84
The calculation of weighted average shares of common stock outstanding — diluted for the three months ended March 31, 2010 and 2009, excludes 1.0 million and 3.5 million shares of common stock, respectively, issuable pursuant to outstanding stock options and certain restricted stock unit awards because their effect was antidilutive.
NOTE 9. STOCK-BASED COMPENSATION
Our stock-based compensation plans provide for the granting or awarding of stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards and cash awards to directors, officers and other key employees. During the three months ended March 31, 2010, we granted approximately 451,000 stock options at a weighted average exercise price of $29.60. The weighted average fair value per share of these stock-based awards estimated on the date of grant using the Black-Scholes-Merton option pricing model was $10.15. There were no significant changes in the weighted average assumptions used to calculate the Black-Scholes-Merton fair value of stock-based awards granted during the three months ended March 31, 2010 from those used in 2009 as reported in Note 11 of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, except that the weighted average expected life was reduced from 5.3 years to 4.2 years, based on historical exercise patterns.
During the three months ended March 31, 2010, we granted approximately 539,000 restricted stock unit awards to employees that vest ratably over three years with a weighted average grant-date fair value per share of $29.55.
Restricted stock units with performance and market condition criteria were granted to certain officers who did not participate in the employee pool of restricted stock during the quarter. Of those restricted stock units with performance criteria, approximately 122,000 units vest ratably over three years with a weighted average grant-date fair value per share of $29.60 and approximately 34,000 units cliff vest in three years with a weighted average grant-date fair value per share of $29.05. Approximately 185,000 restricted stock units subject to market-based performance criteria were granted with a weighted average grant-date fair value per share of $22.28. The market-based performance criteria are based upon our total stockholder return measured against the total stockholder return of a representative peer group of companies.

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

We could also face fines, sanctions and other penalties from authorities in the relevant foreign jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of rigs or other assets. Our customers in those jurisdictions could seek to impose penalties or take other actions adverse to our interests. We could also face other third-party claims by directors, officers, employees, affiliates, advisors, attorneys, agents, stockholders, debt holders, or other interest holders or constituents of our company. For additional information regarding a stockholder demand letter and recently filed derivative cases with respect to these matters, please see the discussion below under “—Demand Letter and Derivative Cases.” In addition, disclosure of the subject matter of the investigation could adversely affect our reputation and our ability to obtain new business or retain existing business from our current clients and potential clients, to attract and retain employees and to access the capital markets. While we have made an accrual in anticipation of a possible resolution with the DOJ and SEC as discussed above, no amounts have been accrued related to any potential fines, sanctions, claims or other penalties referenced in this paragraph, which could be material individually or in the aggregate.
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
Demand Letter and Derivative Cases
In June 2009, we received a demand letter from counsel representing Kyle Arnold. The letter states that Mr. Arnold is one of our stockholders and that he believes that certain of our current and former officers and directors violated their fiduciary duties related to the issues described above under “—FCPA Investigation.” The letter requests that our Board of Directors take appropriate action against the individuals in question. In June 2009, in response to this letter, the Board formed a special committee, which retained independent counsel to advise it. The committee commenced an evaluation of the issues raised by the letter in an effort to determine a course of action for the company.
Subsequent to the receipt of the demand letter, on October 14, 2009, Mr. Arnold filed suit in the state court of Harris County, Texas against us and certain of our current and former officers and directors. The lawsuit, like the demand letter, alleged that the individual defendants breached their fiduciary duties to us related to the issues described above under “—FCPA Investigation.” Among other remedies, the lawsuit sought damages in an unspecified amount and equitable relief against the individual defendants, along with an award of attorney fees and other costs and expenses to the plaintiff. On October 16, 2009, the plaintiff dismissed the lawsuit without prejudice.
On April 14, 2010, Lawrence Dixon, a purported stockholder of Pride, filed a derivative action in the state court of Harris County, Texas against all of our current directors and us, as nominal defendant. The lawsuit alleges that the individual defendants breached their fiduciary duties to us related to the issues described above under “—FCPA Investigation.” Among other remedies, the lawsuit seeks damages in an unspecified amount and equitable relief against the individual defendants, along with an award of attorney fees and other costs and expenses to the plaintiff. On April 15, 2010, Edward Ferguson, another purported stockholder, filed a substantially similar lawsuit in the state court of Harris County, Texas against the same defendants.
The special committee of the board is continuing to evaluate these issues, with the advice of independent counsel.

Loss of Pride Wyoming
In September 2008, the Pride Wyoming, a 250-foot slot-type jackup rig owned by Seahawk and operating in the U.S. Gulf of Mexico, was deemed a total loss for insurance purposes after it was severely damaged and sank as a result of Hurricane Ike. All proceeds related to the insured value of the rig were received in 2008. Costs for removal of the wreckage are expected to be covered by our insurance. Under the master separation agreement between us and Seahawk, Seahawk will be responsible for any removal costs, legal settlements and legal costs associated with the Pride Wyoming not covered by insurance. At Seahawk’s request, we will be required to finance, on a revolving basis, all of the costs for removal of the wreckage and salvage operations until receipt of insurance proceeds. As of March 31, 2010, there were no amounts outstanding under this arrangement.
Potential Seahawk Tax-Related Guarantees
In 2006, 2007 and 2009, Seahawk received tax assessments from the Mexican government related to the operations of certain of Seahawk’s subsidiaries. Seahawk is responsible for these assessments following the spin-off. Pursuant to local statutory requirements, Seahawk has provided and may provide additional surety bonds or other suitable collateral to contest these assessments. Pursuant to a tax support agreement between us and Seahawk, we have agreed, at Seahawk’s request, to guarantee or indemnify the issuer of any such surety bonds or other collateral issued for Seahawk’s account in respect of such Mexican tax assessments made prior to the spin-off date. The amount of such bonds or other collateral could total up to approximately $157.1 million based on current exchange rates. Beginning on July 31, 2012, on each subsequent anniversary thereafter, and on August 24, 2015, Seahawk will be required to provide substitute credit support for a portion of the collateral guaranteed or indemnified by us, so that our obligations are terminated in their entirety by August 24, 2015. Pursuant to the tax support agreement, Seahawk is required to pay us a fee based on the actual credit support provided. As of March 31, 2010, we had not provided any guarantee or indemnification for any surety bonds or other collateral under the tax support agreement.
Former Amethyst Joint Venture Litigation
Prior to March 2001, we had an approximately 30% interest in joint venture companies organized to construct, own and operate four deepwater semisubmersible drilling rigs, later named the Pride Carlos Walter, Pride Brazil, Pride Portland and Pride Rio de Janeiro. In January 2000, the joint venture partner commenced litigation against Petrobras through various controlled companies, including the four rig-owning joint venture companies, challenging the cancellation of certain drilling contracts related to these rigs. We acquired our former joint venture partner’s interest in certain of the joint venture companies, including the four rig-owning companies, in separate transactions in March 2001 and November 2006. During this period and at the time of the November 2006 acquisition, we assigned all of our rights and interests in the Petrobras litigation to the joint venture partner, and the joint venture partner agreed (i) to indemnify us for any liability arising from the litigation and (ii) to cause our subsidiaries to be removed from the litigation if, and as soon as, such removal was possible without materially adversely affecting, in the partner’s reasonable opinion, the partner’s profile for recovery of damages under such litigation. Over the course of the litigation, the Brazilian courts have issued rulings in favor of both the joint venture partner and Petrobras. In February 2008, the ruling of the Brazilian Superior Court of Justice, an appellate court, in favor of Petrobras was published, and the parties have since filed various clarification motions, which remain pending and which could alter any final judgment. Once the Brazilian Superior Court of Justice issues a final opinion, the parties to the litigation, including our former joint venture partner, will have the right to seek appeal to the Federal Supreme Court. If the various motions and appeals are unsuccessful, the plaintiffs, including the rig-owning companies we acquired, could be liable for attorneys’ fees (customarily calculated as a percentage of the amount in controversy) estimated to be approximately $86 million (based on current exchange rates), plus an inflationary adjustment since commencement of the litigation and interest. The ruling of the Superior Court suggests that any such liability would be apportioned among the seven plaintiffs, in which case our subsidiaries’ liability would be approximately 60% of the total. As noted above, the former joint venture partner has agreed to indemnify us for any and all of such liability we incur. Any such indemnification claims by us would constitute general unsecured claims. As a result, we cannot give assurance when or to what extent such claims would be paid. No amounts have been accrued related to the matter. Because the litigation is being pursued by the former joint venture partner and not by us, we believe that it has not adversely affected, and is not likely to adversely affect, our relationship with Petrobras in any material respect. We currently have eight rigs contracted to Petrobras, including the four rigs named above.

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
In the normal course of business with customers, vendors and others, we have entered into letters of credit and surety bonds as security for certain performance obligations that totaled approximately $362.4 million at March 31, 2010. These letters of credit and surety bonds are issued under a number of facilities provided by several banks and other financial institutions.
NOTE 11. SEGMENT AND ENTERPRISE-RELATED INFORMATION
We organize our reportable segments based on water depth operating capabilities of our drilling rigs. Our reportable segments include Deepwater, which consists of our rigs capable of drilling in water depths of 4,500 feet and greater; Midwater, which consists of our semisubmersible rigs capable of drilling in water depths of 4,499 feet or less; and Independent Leg Jackup, which consists of our rigs capable of operating in water depths up to 300 feet. We also manage the drilling operations for deepwater rigs, which are included in a non-reported operating segment along with corporate costs and other operations. The accounting policies for our segments are the same as those described in Note 1 of our Consolidated Financial Statements.

Summarized financial information for our reportable segments are as follows:

	Three Months Ended
	March 31,
	2010	2009
Deepwater revenues:
Revenues excluding reimbursables	$217.9	$212.1
Reimbursable revenues	2.9	6.4

Total Deepwater revenues	220.8	218.5

Midwater revenues:
Revenues excluding reimbursables	93.8	129.0
Reimbursable revenues	0.4	2.7

Total Midwater revenues	94.2	131.7

Independent Leg Jackups revenues:
Revenues excluding reimbursables	31.4	78.2
Reimbursable revenues	0.2	0.2

Total Independent Leg Jackups revenues	31.6	78.4

Other	16.2	23.1
Corporate	—	0.2

Total revenues	$362.8	$451.9

Earnings (loss) from continuing operations:
Deepwater	$87.5	$103.9
Midwater	30.9	58.6
Independent Leg Jackups	(1.2)	39.3
Other	0.6	1.9
Corporate	(31.5)	(31.3)

Total	$86.3	$172.4

Capital expenditures:
Deepwater	$490.7	$192.9
Midwater	12.4	4.8
Independent Leg Jackups	8.5	3.6
Other	0.2	0.4
Corporate	4.7	3.4
Discontinued operations	0.2	8.6

Total	$516.7	$213.7

Depreciation and amortization:
Deepwater	$20.7	$18.8
Midwater	12.0	11.5
Independent Leg Jackups	7.5	7.0
Other	0.1	0.1
Corporate	1.8	2.1

Total	$42.1	$39.5

Segment assets primarily consist of property and equipment. Our total long-lived assets by segment as of March 31, 2010 and December 31, 2009 were as follows:

	March 31,	December 31,
	2010	2009
Total long-lived assets:
Deepwater	$4,296.1	$3,836.1
Midwater	680.4	680.5
Independent Leg Jackups	262.8	261.2
Other	20.7	23.1
Corporate	91.4	89.4

Total	$5,351.4	$4,890.3

For the three-month periods ended March 31, 2010 and 2009, we derived 98% and 97%, respectively, of our revenues from countries outside of the United States.
Significant Customers
Revenues, as a percentage of total consolidated revenues, from our customers for the three months ended March 31, 2010 and 2009 that contributed more than 10% of total consolidated revenues were as follows:

	Three Months Ended
	March 31,
	2010	2009
Petroleos Brasileiro S.A.	39%	26%
Total S.A.	18%	15%
BP America and affiliates	12%	3%
Exxon Mobil Corporation	2%	10%
NOTE 12. OTHER SUPPLEMENTAL INFORMATION
Supplemental cash flows and non-cash transactions were as follows:

	Three Months Ended
	March 31,
	2010	2009
Decrease (increase) in:
Trade receivables	$(5.1)	$9.3
Prepaid expenses and other current assets	49.4	10.6
Other assets	12.7	1.2
Increase (decrease) in:
Accounts payable	(10.0)	(37.1)
Accrued expenses	(51.0)	(43.0)
Other liabilities	(7.3)	1.8

Net effect of changes in operating accounts	$(11.3)	$(57.2)

Cash paid during the year for:
Interest	$20.7	$20.8
Income taxes	6.7	31.1
Change in capital expenditures in accounts payable	(10.2)	14.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2009. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.
Overview
We are one of the world’s largest offshore drilling contractors. As of April 28, 2010, we operated a fleet of 24 rigs, consisting of three deepwater drillships, 12 semisubmersible rigs, seven independent leg jackups and two managed deepwater drilling rigs. We also have three deepwater drillships under construction. Our customers include major integrated oil and natural gas companies, state-owned national oil companies and independent oil and natural gas companies. Our competitors range from large international companies offering a wide range of drilling services to smaller companies focused on more specific geographic or technological areas.
Our primary strategic focus is on ownership and operation of floating offshore rigs, particularly deepwater rigs. Although crude oil prices have declined from the record levels reached in mid-2008, we believe the long-term prospects for deepwater drilling are positive given that the expected growth in oil consumption from developing nations, limited growth in crude oil supplies and high depletion rates of mature oil fields, together with geologic successes, improving access to promising offshore areas and new, more efficient technologies, will continue to be catalysts for the long-term exploration and development of deepwater fields. Since 2005, we have invested or committed to invest over $3.7 billion in the expansion of our deepwater fleet, including four new ultra-deepwater drillships, one of which was delivered in the first quarter of 2010 and three of which are under construction. Three of the drillships have multi-year contracts at favorable rates, with two scheduled to work in the deepwater U.S. Gulf of Mexico, which, in addition to our operations in Brazil and West Africa, provides us with exposure to all three of the world’s most active deepwater basins. Since 2005, we also have disposed of non-core assets, generating $1.6 billion in proceeds, enabling us to increasingly focus our financial and human capital on deepwater drilling. In addition, on August 24, 2009, we completed the spin-off of Seahawk Drilling, Inc., which holds the assets and liabilities that were associated with our mat-supported jackup rig business.
Our customers reduced exploration and development spending in 2009 as a result of the worldwide recession and lower energy demand. With the tendency for deepwater drilling programs to be more insulated from short-term commodity price fluctuations, we expect that the deepwater market will outperform other offshore drilling market sectors over the long term. In addition, an increasing focus on deepwater prospects by national oil companies, whose activities are less sensitive to general economic factors, serve to provide further stability in the deepwater sector. Our contract backlog at March 31, 2010 totals $6.6 billion and is comprised primarily of contracts with large integrated oil and national oil companies for deepwater rigs.
As part of our risk assessment program, we monitor industry developments and the potential impact to our business. In this connection, we are carefully monitoring the recent incident in the U.S. Gulf of Mexico involving the Deepwater Horizon. At this time, we cannot predict what, if any, actions may be taken by the United States or state governments or our customers or other industry participants in response to the incident or what impact any such actions may have on our operations or the operations of our customers in the U.S. Gulf of Mexico.
Recent Developments
Delivery of Deep Ocean Ascension
On February 28, 2010, we took delivery of the Deep Ocean Ascension, the first of the new ultra-deepwater drillships that have been under construction in South Korea. The ship is en route to the U.S. Gulf of Mexico where it will commence a five-year contract with BP America following client testing and acceptance. We anticipate that this drillship will commence earning a dayrate in the third quarter of 2010, effectively establishing our presence in the deepwater U.S. Gulf of Mexico market.
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

Investments in Deepwater Fleet
In addition to the Deep Ocean Ascension discussed above, we also have agreements for the construction of three additional ultra-deepwater drillships, the Deep Ocean Clarion, Deep Ocean Mendocino and Deep Ocean Molokai. These rigs have scheduled delivery dates in the third quarter of 2010, first quarter of 2011 and fourth quarter of 2011, respectively. Including amounts already paid, commissioning and testing, we expect total costs for these three construction projects to be approximately $2.2 billion, excluding capitalized interest. Through March 31, 2010, we have spent approximately $1.2 billion on these projects. We are scheduled to commence five-year drilling contracts for the Deep Ocean Clarion and Deep Ocean Mendocino following completion of construction, mobilization of the rigs to their initial operating locations and customer acceptance testing. Although we currently do not have a drilling contract for the Deep Ocean Molokai, we expect that the anticipated long-term demand for deepwater drilling capacity in established and emerging basins should provide us with a number of opportunities to contract the rig prior to its delivery date.
There are risks of delay and cost overruns inherent in any major shipyard project, including those resulting from work stoppages, disputes, financial and other difficulties encountered by the shipyard, and adverse weather conditions. In order to mitigate some of these risks, we have selected a high quality shipyard with a reputation for on-time completions. In addition, our construction contracts are based on a fixed fee, backed by a refund guarantee if the unit is ultimately not finished or accepted by us upon completion. Deliveries beyond a certain point are subject to penalty payments and cancellation. We also believe that constructing a drilling rig at a single shipyard presents a lower risk profile than projects that call for construction in multiple phases at separate shipyards, although some of our risks are more concentrated.
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
We could also face fines, sanctions and other penalties from authorities in the relevant foreign jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of rigs or other assets. Our customers in those jurisdictions could seek to impose penalties or take other actions adverse to our interests. We could also face other third-party claims by directors, officers, employees, affiliates, advisors, attorneys, agents, stockholders, debt holders, or other interest holders or constituents of our company. For additional information regarding a stockholder demand letter and recently filed derivative cases with respect to these matters, please see the discussion under “—Demand Letter and Derivative Cases” in Note 10 of the Notes to Unaudited Consolidated Financial Statements included in Item 1 of Part I of this quarterly report. In addition, disclosure of the subject matter of the investigation could adversely affect our reputation and our ability to obtain new business or retain existing business from our current clients and potential clients, to attract and retain employees and to access the capital markets. While we have made an accrual in anticipation of a possible resolution with the DOJ and SEC as discussed above, no amounts have been accrued related to any potential fines, sanctions, claims or other penalties referenced in this paragraph, which could be material individually or in the aggregate.
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
We organize our reportable segments based on the water depth operating capabilities of our drilling rigs. Our reportable segments include Deepwater, which consists of our rigs capable of drilling in water depths of 4,500 feet and greater; Midwater, which consists of our semisubmersible rigs capable of drilling in water depths of 4,499 feet or less; and Independent Leg Jackup, which consists of our rigs capable of operating in water depths up to 300 feet. We also manage the drilling operations for deepwater rigs, which are included in a non-reported operating segment along with corporate costs and other operations.
Our earnings from operations are primarily affected by revenues, utilization of our fleet and the cost of labor, repairs, insurance and maintenance. Many of our drilling contracts covering multiple years allow us to adjust the dayrates charged to our customer based on changes in operating costs, such as labor costs, maintenance and repair costs and insurance costs. Some of our costs are fixed in nature or do not vary at the same time or to the same degree as changes in revenue. For instance, if a rig is expected to be idle between contracts and earn no revenue, we may maintain our rig crew, which reduces our earnings as we cannot fully offset the impact of the lost revenues with reductions in operating costs. In addition, some drilling contracts provide for the payment of bonus revenues, representing a percentage of the rig’s contract dayrate and based on the rig meeting defined operations performance during a period.
Our industry has traditionally been affected by shortages of, and competition for, skilled rig crew personnel during periods of high levels of activity. Even as overall industry activity declines, we expect these personnel shortages to continue, especially in the Deepwater segment, due to the number of newbuild deepwater rigs expected to be delivered through 2013 and the need for highly skilled personnel to operate these rigs. To better retain and attract skilled rig personnel, we offer competitive compensation programs and have increased our focus on training and management development programs. Following an increase in 2009, labor costs are expected to increase further in 2010, especially for skilled personnel in certain geographic locations, such as Brazil and the United States. The more challenging business environment characterized by reduced offshore activity could, however, slow the rate of increase of such costs during the year. Any increase in labor costs during 2010 is expected to be most pronounced in the Deepwater segment.
Beginning in 2005, the demand for contract drilling services increased significantly, resulting in increased demand for oilfield equipment and spare parts. This increased demand, when coupled with the consolidation of equipment suppliers, resulted in longer order lead times to obtain critical spare parts and other critical equipment components essential to our business, along with higher repair and maintenance costs and longer out-of-service time for major repair and upgrade projects. We maintain higher levels of critical spare parts in an effort to minimize unplanned downtime. With the decline in prices for steel and other key inputs that started in 2009 and the slow return in the level of business activity for 2010, we believe that some softening of lead times and pricing for spare parts and equipment is possible during 2010 and for the foreseeable future. The amount and timing of such softening will be affected by our suppliers’ level of backlog and the number of remaining newbuilds, which are expected to increase in 2010, due in large part to the increased demand for deepwater rigs in Brazil.

The decline in crude oil prices that began in late 2008, following the onset of the global financial crisis, deteriorating global economic fundamentals and the resulting decline in crude oil demand in a number of the world’s largest oil consuming nations, had a negative impact on customer demand for offshore rigs throughout 2009 and into the first quarter of 2010. Notwithstanding this reduced demand, expectations appear to be building for a global economic expansion. Early in 2010, crude oil prices continued to rise, averaging approximately $79 per barrel during the first quarter of 2010 compared to $76 per barrel in the fourth quarter of 2009 and $43 per barrel during the first quarter of 2009. However, despite the higher crude oil price environment and the potential for economic expansion, many customers continued to display a guarded approach toward incremental exploration and production spending through the first quarter of 2010, with some clients postponing some drilling programs to later years while others continued to engage in subletting of rigs in an effort to reduce their capital commitments until greater confidence regarding the sustainability of crude oil prices can be achieved. Evidence suggests, however, some initial improvement in certain segments of the offshore drilling business, which could represent the early stages of a recovery in activity. Worldwide offshore fleet utilization was approximately 77% at March 31, 2010 compared to 75% at December 31, 2009 and 82% at March 31, 2009. This improvement from year-end 2009 was most notable in the shallow water drilling sector. Deepwater drilling activity remained resilient during the more challenging business environment in early 2010 relative to other offshore drilling activities, especially for projects currently in a development phase. This is due to the backlog resulting from the long-term planning horizon common among our customers when engaged in deepwater development programs. Utilization for the industry’s deepwater fleet has historically been less sensitive to the extreme fluctuations as experienced within the shallow water market even during market downturns. Crude oil prices have remained above $60 per barrel since August 2009 and have averaged approximately $75 per barrel from August 2009 through mid-April 2010. We believe a business environment characterized by increased price sustainability above $60 per barrel should lead to increased client exploration and production spending in 2010 relative to spending levels in 2009. However, the timing of the increased spending may not be evident until oil market fundamentals are supported by the evidence of broadening global economic improvement, leading to increased crude oil demand, especially among member countries of the Organization for Economic Co-operation and Development.
We believe that long-term market conditions for offshore drilling services are supported by sound fundamental factors and that demand should produce attractive opportunities for our deepwater rigs, including those units under construction. We expect the long-term global demand for deepwater contract drilling services to be driven by growing worldwide demand for crude oil and natural gas as global economic growth accelerates, an increased focus by oil and natural gas companies on deepwater offshore prospects, and increased global participation by national oil companies. Customer requirements for deepwater drilling capacity have grown since 2005 as the successful results in exploration drilling conducted over the past several years have led to numerous prolonged field development programs around the world. This success has placed deepwater assets in high demand by our clients through 2010, especially those rigs that are capable of operating in water depths of 7,000 feet and greater and possess advanced well construction features leading to increased drilling efficiencies. Geological successes in exploratory markets, such as the numerous discoveries to date in the pre-salt formation offshore Brazil, the lower tertiary trend in the U.S. Gulf of Mexico and deeper waters offshore Angola, along with the continued development of a number of deepwater projects in each of these regions, are expected to produce growing demand from clients for deepwater rigs. During 2009, clients announced a record 25 deepwater discoveries covering an expanding number of offshore basins, such as Ghana, pre-salt Brazil and Sierra Leone, further supporting the long-term sustainability of deepwater drilling demand. An additional eight deepwater discoveries have been announced since the beginning of 2010, including a discovery offshore Mozambique in East Africa, representing the initial deepwater well drilled offshore in this emerging province. Additional exploration drilling opportunities offshore East Africa are expected to develop in the future with client interest being expressed offshore Tanzania and Kenya. In addition, international oil companies are experiencing greater access to other promising areas offshore, such as India, Malaysia, Australia, Mexico and the Black Sea. The combination of drilling successes, greater access to offshore basins and continued advances in offshore technology, which support increased efficiency in field development efforts like parallel drilling activities, are expected to further support the improving long-term outlook for deepwater rig demand.
Our deepwater fleet currently operates in Brazil, West Africa and the Mediterranean Sea. In 2010, we expect to increase the breadth of our operations in U.S. Gulf of Mexico region with the commencement of operations on the Deep Ocean Ascension. We accepted delivery of the Deep Ocean Ascension on February 28, 2010, and it is currently in transit to the U.S. Gulf of Mexico where it is expected to commence a five-year contract during the third quarter of 2010. The Deep Ocean Clarion is expected to be delivered in August 2010, with the commencement of a five-year contract in the U.S. Gulf of Mexico scheduled for late 2010. Including rig days for our three drillships currently under construction, based upon their scheduled delivery dates, we currently have 100% of our available rig days in the last three quarters of 2010 contracted for our deepwater fleet, with 80% in 2011, 67% in 2012 and 55% in 2013. Since a steady increase in customer demand for deepwater drilling rigs began in 2005, a high percentage of the industry’s fleet of 122 units capable of operating in water depths of 4,500 feet and greater accumulated large contract backlogs and remained under contract through March 31, 2010. This high customer demand led to a steep rise in deepwater rig dayrates, which peaked above $600,000 per day for some multi-year contracts awarded in 2008. Although declines in dayrates have occurred from peak levels, dayrates for deepwater rigs capable of drilling in greater than 7,000 feet of water and available in 2010 have remained above $400,000 per day. These dayrates have been supported by strong geologic success, especially in Brazil, West Africa, the U.S. Gulf of Mexico, and in some of the new and emerging deepwater regions, which have led to a growing number of commercial discoveries.

The drilling success has been most notable offshore Brazil, where exploration drilling in the country’s prolific subsalt formation has found numerous crude oil deposits of significant size residing in up to 7,000 feet of water in the Santos Basin. The successful drilling results in Brazil and aggressive exploration calendar have resulted in an announced exploration and production spending plan by Petrobras, the national oil company of Brazil, of over $200 billion from 2010 to 2014 to support development of the subsalt formation and other global interests. The spending plan includes the need for up to 28 incremental deepwater rigs to be deployed in the numerous subsalt fields discovered to date, with 12 to 19 of the incremental rig needs offered to international contract drillers. We are currently evaluating the opportunity to participate in the deepwater expansion offshore Brazil, but have not currently reached a conclusion regarding the balance between appropriate return criteria and numerous risk factors associated with the expansion program, including a requirement that all 19 of the deepwater assets be constructed by shipyards in Brazil. In addition to the Santos Basin discovery, a similar subsalt geologic trend has been identified offshore West Africa, which could lead to increased deepwater drilling in that region over the coming years.
In addition, deepwater drilling economics have been aided in recent years by an expectation of higher average crude oil prices, supported by global economic expansion and an increased number of deepwater discoveries containing large volumes of hydrocarbons. These improving factors associated with deepwater activity have produced a growing base of development programs requiring multiple years to complete and resulting in long-term contract awards by our customers, especially for projects in the three traditional deepwater basins, and represents a significant portion of our revenue backlog that currently extends into 2016. Although we believe the Deepwater segment has experienced a period of long-term global expansion that could continue for several years, the onset of the global financial crisis in 2008 has caused some of our clients to postpone deepwater exploration and development plans, reducing the urgency to contract deepwater rigs in the near-term. Through the first quarter of 2010, many customers continued to reassess offshore exploration plans and reevaluated a number of planned deepwater development projects in reaction to a period of increased global economic uncertainty. Certain customers have excess rig capacity and are attempting to sublease this capacity to other customers. Some deepwater capacity became available during the second half of 2009 and remained available through March 2010, as a result of operators’ reluctance to contract rigs in the near-term and an increased sensitivity to the cost of rig services in an uncertain oil price environment, leading to a decline in dayrates. The lower utilization and dayrate decline are most pronounced among the conventionally moored deepwater semisubmersibles, which generally have the ability to operate in water depths of up to 6,000 feet and employ less sophisticated features. Dayrates for rigs of this technical specification, where six units in the global fleet are currently idle, have weakened and could experience further weakness during 2010 as a growing number of rigs complete contracts ahead of an expected acceleration in customer spending.
Although clients have shown a preference toward rigs with advanced capabilities, including dynamic positioning and parallel well construction and field development features, dayrates for these advanced deepwater rigs have experienced declines in 2010 from levels seen in 2009 and could decline further should clients continue to delay the commencement of large development programs to later years at a time when deepwater capacity is increasing, particularly in 2010 and 2011 when as many as 19 uncommitted deepwater rigs are expected to complete construction programs and enter the active global fleet. Also, customers could engage in further subleasing activity, which would intensify the level of competition for deepwater drilling opportunities, leading to further downward pricing pressure. We expect a strengthening dayrate environment for advanced deepwater rigs to emerge beyond 2011, supported by improving global economic activity, the commencement of new multi-year field development programs, continued successful exploration results and the global expansion of deepwater drilling programs.
Our Midwater segment consists of six semisubmersible rigs. Four of the rigs currently operate offshore Brazil, with one rig, the Pride South Seas, idle in West Africa and a second rig, the Pride Venezuela, in a Middle East shipyard completing repairs with an expected availability during the third quarter of 2010. We currently have 67% of our available rig days in the last three quarters of 2010 contracted for our midwater fleet, with 65% in 2011, 35% in 2012 and 14% in 2013. Utilization of the industry’s midwater fleet was 88% at March 31, 2010, with 14 rigs idle around the world compared to utilization of 95% at the same time in 2009, when six rigs were idle. The economic instability and uncertainty in crude oil markets resulted in a growing number of inactive midwater rigs during 2009, leading to a more challenging dayrate environment, with some smaller customers experiencing difficulty accessing capital resources to fund drilling programs, while other clients elected to reduce capital expenditures to a level which approximated projected cash flows in the year. Client demand for midwater rigs has increased modestly in early 2010, with the improvement most evident in the U.K. and Norwegian sectors of the North Sea. The area, representing a mature offshore region that is sensitive to crude oil price volatility, has responded positively to continued price improvement for North Sea Brent crude oil, which averaged $76 per barrel in the first quarter of 2010, compared to $44 per barrel in the first quarter of 2009. Further gains in client demand for midwater rigs during 2010 could be experienced in the Asia Pacific region, where several discoveries have been announced offshore Australia and China. However, a developing weakness in the deepwater rig segment for conventionally moored deepwater rigs could impede further progress in the sector during the year, as these more capable rigs are forced to bid reduced dayrates on work programs in shallower water depths in an attempt to remain active, thereby eliminating a contract opportunity that may have otherwise been available to a midwater unit. Also, the number of midwater rigs located in the U.S. Gulf of Mexico has declined significantly over the past 10 years from approximately 23 rigs in early 2000 to four rigs at March 31, 2010, due primarily to the risk of mooring system failures during hurricane season, marginal geologic prospects and more attractive opportunities in other regions, such as Brazil. We expect the supply of available midwater rigs to exceed client demand during 2010 with most contract opportunities characterized by short durations of six months or less. A sustainable trading range for crude oil prices over $60 per barrel is expected to benefit exploration and production spending in the sector as clients display increased long-term confidence and their planned project returns reach or exceed economic targets.

Our Independent Leg Jackup segment, consisting of seven rigs, currently operates in the Middle East and West Africa. We currently have 19% of our available rig days in the last three quarters of 2010 contracted for our independent leg jackup fleet, with 7% contracted in 2011, and no available rig days contracted beyond 2011. Customer demand for jackup rigs declined steadily in 2009 while contract backlogs fell throughout the industry’s existing fleet of rigs and incremental capacity surged. The addition of new jackup rig capacity in the industry represents a long-term threat to the segment, due in part to the geologic maturity of many shallow water drilling basins around the world, in contrast to the early stages of exploration and development characterized by most of the world’s deepwater basins. Since 2007, 70 jackup rigs have been added to the global fleet, with another 55 rigs expected to be added by the end of 2012. As of March 31, 2010, 39 of the 55 expected incremental jackup rigs were without contracts. Approximately 17% of the units added to the global jackup rig fleet since 2009 remain idle, having failed to secure an initial contract award following the completion of the construction process. Customer demand for jackup rigs has increased marginally in early 2010, especially among the higher specification units with advanced technical features and for some standard units operating in Southeast Asia, the Middle East and West Africa. As of March 31, 2010, 88 jackup rigs were idle in the global fleet, representing segment utilization of 81%, compared to 102 rigs idle at March 31, 2009, or utilization of 77%. Dayrates for standard international-class jackup rigs peaked during 2007 and then fell in 2008 and 2009. With the improvement in utilization, dayrates have begun to stabilize in early 2010; however, we believe the addition of new capacity, coupled with a growing base of available rigs, will continue to outpace customer demand for rigs, preventing significant improvement in dayrates during 2010 and into 2011. Aggregate jackup rig needs in Mexico declined to 25 rigs at March 31, 2010, from 30 jackups at the same time in 2009. New offshore drilling programs to be launched by Petroleos Mexicanos (“PEMEX”) are expected to require more capable jackup rigs with modern features, potentially limiting the prospects for many standard international-class units.
We experienced approximately 180 out-of-service days for shipyard maintenance and upgrade projects for the three months ended March 31, 2010 for our existing fleet as compared to approximately 138 days for the three months ended March 31, 2009. For 2010, we expect the total number of out-of-service days to be approximately 460 as compared to 660 days for 2009.
Backlog
Our contracted backlog at March 31, 2010, totaled approximately $6.6 billion, with $2.7 billion attributable to our ultra-deepwater drillship construction projects. We expect approximately $1.3 billion of our total backlog to be realized in the next 12 months. Our backlog at December 31, 2009 was approximately $6.9 billion. We calculate our backlog, or future contracted revenue for our offshore fleet, as the contract dayrate multiplied by the number of days remaining on the contract, assuming full utilization. Backlog excludes revenues for mobilization, demobilization, contract preparation, customer reimbursables and performance bonuses. The amount of actual revenues earned and the actual periods during which revenues are earned will be different than the amount disclosed or expected due to various factors. Downtime due to various operating factors, including unscheduled repairs, maintenance, weather and other factors, may result in lower applicable dayrates than the full contractual operating dayrate, as well as the ability of our customers to terminate contracts under certain circumstances.
The following table reflects the percentage of rig days committed by year as of March 31, 2010. The percentage of rig days committed is calculated as the ratio of total days committed under firm contracts (as well as scheduled shipyard, survey and mobilization days for 2009 and 2010) to total available days in the period. Total available days have been calculated based on the expected delivery dates for our three ultra-deepwater rigs under construction.

	For the Years Ending December 31,
	2010(1)	2011	2012	2013
Rig Days Committed
Deepwater	100%	80%	67%	55%
Midwater	67%	65%	35%	14%
Independent Leg Jackups	19%	7%	0%	0%

(1)	Represents the nine-month period beginning April 1, 2010.

Segment Review
The following table summarizes our revenues and earnings from continuing operations by our reportable segments:

	Three Months Ended
	March 31,
	2010	2009
	(In millions)
Deepwater revenues:
Revenues excluding reimbursables	$217.9	$212.1
Reimbursable revenues	2.9	6.4

Total Deepwater revenues	220.8	218.5

Midwater revenues:
Revenues excluding reimbursables	93.8	129.0
Reimbursable revenues	0.4	2.7

Total Midwater revenues	94.2	131.7

Independent Leg Jackups revenues:
Revenues excluding reimbursables	31.4	78.2
Reimbursable revenues	0.2	0.2

Total Independent Leg Jackups revenues	31.6	78.4

Other	16.2	23.1
Corporate	—	0.2

Total revenues	$362.8	$451.9

Earnings (loss) from continuing operations:
Deepwater	$87.5	$103.9
Midwater	30.9	58.6
Independent Leg Jackups	(1.2)	39.3
Other	0.6	1.9
Corporate	(31.5)	(31.3)

Total	$86.3	$172.4

The following table summarizes our average daily revenues and utilization percentage by segment:

	Three Months Ended March 31,
	2010		2009
	Average		Average
	Daily	Utilization	Daily	Utilization
	Revenues (1)	(2)	Revenues (1)	(2)
Deepwater	$335,100	88%	$334,900	91%
Midwater	$265,000	66%	$265,000	92%
Independent Leg Jackups	$110,100	45%	$126,500	98%

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

Deepwater
Revenues for our Deepwater segment increased $2.3 million, or 1%, for the three months ended March 31, 2010 over the comparable period in 2009. The increase in revenues is primarily due to higher utilization for the Pride Brazil, which spent time in the shipyard for contractual upgrades in the first quarter of 2009, and contributed approximately $15.7 million of incremental revenues in the first quarter of 2010. This increase was largely offset by the Pride South Pacific, which, after completion of its upgrade, commenced a new contract mid-January at a substantially lower dayrate than its first quarter 2009 dayrate, the Pride Carlos Walter, which underwent a water depth upgrade and regulatory inspection in the first quarter of 2010, and the Pride Rio de Janeiro, which required certain unscheduled repair work. Average daily revenues were relatively unchanged for the three months ended March 31, 2010 over the comparable period in 2009 as the decreased dayrate for the Pride South Pacific was offset by increased dayrate for the Pride North America. Earnings from operations decreased $16.4 million, or 16%, for the three months ended March 31, 2010 over the comparable period in 2009 due to an increase in labor costs for the offshore workforce, as well as an increase in repair and maintenance costs for our rigs and start-up costs related to the Deep Ocean Ascension and the Deep Ocean Clarion. Utilization decreased to 88% for the three months ended March 31, 2010 as compared to 91% for the three months ended March 31, 2009 primarily due to the out-of-service time for the Pride Rio de Janeiro and Pride Carlos Walter.
Midwater
Revenues for our Midwater segment decreased $37.5 million, or 28%, for the three months ended March 31, 2010 over the comparable period in 2009. The decrease in revenues is primarily due to the lower utilization on the Pride South Seas, which was idle during the first quarter of 2010, and the Pride Venezuela, which was in the shipyard for a rig refurbishment project in the first quarter of 2010 that is expected to be completed in the second quarter of 2010. These factors contributed to a decrease in revenues of $52.3 million over the comparable period in 2009. This decrease in revenues was partially offset by the increased utilization of the Pride Mexico, which experienced less out-of-service time year-over-year and realized an increase in incentive bonus revenue, the Pride South Atlantic, which had a higher dayrate in the first quarter of 2010 compared to the first quarter of 2009, and the Sea Explorer, which operated at a substantially higher dayrate in 2010 over the comparable period in 2009. Together, these rigs contributed an incremental $14.2 million in the first quarter of 2010 over the same period in 2009. Earnings from operations decreased $27.7 million, or 47%, for the three months ended March 31, 2010 over the comparable period in 2009 due to decreased revenues and increased labor costs for the Pride South America partially off-set by lower labor and repair and maintenance costs for the Pride South Seas and the Pride Venezuela. Utilization decreased to 66% for the three months ended March 31, 2010 from 92% for the three months ended March 31, 2009 primarily due to the decreased utilization of the Pride South Seas and Pride Venezuela offset partially by the increased utilization of the Pride Mexico.
Independent Leg Jackup
Revenues for our Independent Leg Jackup segment decreased $46.8 million, or 60%, for the three months ended March 31, 2010 over the comparable period in 2009. The decrease in revenues is primarily due to the decreased utilization of some of our fleet resulting from a recent decline in the demand for shallow water rigs. The Pride Pennsylvania and the Pride Wisconsin remained stacked throughout the first quarter of 2010, and the Pride Tennessee was also idle for the entire period. Additionally, the Pride Cabinda experienced 47 out-of-service days in the first quarter of 2010 while awaiting the commencement of a new contract in March 2010, and the Pride Montana commenced a shipyard project in the first quarter of 2010 that resulted in 19 out-of-service days. Average daily revenues decreased 13% for the three months ended March 31, 2010 over the comparable period in 2009 primarily due to the Pride Cabinda, which operated at a significantly lower dayrate in the first quarter of 2010 over the comparable period in 2009. Earnings from operations decreased $40.5 million, or 103%, for the three months ended March 31, 2010 over the comparable period in 2009 due to decreased revenues. Utilization decreased to 45% for the three months ended March 31, 2010 from 98% for the three months ended March 31, 2009, primarily due to the rigs that remained stacked or idle during the first quarter of 2010.
Other Operations
Other operations include our deepwater drilling operations management contracts and other operating activities. Management contracts in 2010 include two contracts that expire in 2010 and 2012 (with early termination permitted in certain cases). Management contracts in 2009 included one management contract that ended in the third quarter of 2009 and one management contract that ended in the fourth quarter of 2009.
Revenues decreased $6.9 million, or 30%, for the three months ended March 31, 2010 over the comparable period in 2009 primarily due to the completion of two management contracts, in the third and fourth quarters of 2009. In addition, there was a reduction in reimbursable revenue period-over-period in connection with our labor contracts. Earnings from operations decreased $1.3 million, or 68%, for the three months ended March 31, 2010 over the comparable period in 2009 primarily due to the factors mentioned above.

Results of Operations
The discussion below relating to significant line items represents our analysis of significant changes or events that impact the comparability of reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.
The following table presents selected consolidated financial information for our continuing operations:

	Three Months Ended
	March 31,
	2010	2009
	(In millions)
REVENUES
Revenues excluding reimbursable revenues	$357.4	$439.3
Reimbursable revenues	5.4	12.6

	362.8	451.9

COSTS AND EXPENSES
Operating costs, excluding depreciation and amortization	200.9	200.2
Reimbursable costs	4.2	11.2
Depreciation and amortization	42.1	39.5
General and administrative	29.5	29.0
Gain on sales of assets, net	(0.2)	(0.4)

	276.5	279.5

EARNINGS FROM OPERATIONS	86.3	172.4

OTHER INCOME, NET
Interest expense, net of amounts capitalized	—	—
Interest income	0.2	1.3
Other income, net	8.9	3.1

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	95.4	176.8
INCOME TAXES	(14.7)	(27.9)

INCOME FROM CONTINUING OPERATIONS, NET OF TAX	$80.7	$148.9

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Revenues Excluding Reimbursable Revenues. Revenues excluding reimbursable revenues for the three months ended March 31, 2010 decreased $81.9 million, or 19%, over the comparable period in 2009. For additional information about our revenues, please read “— Segment Review” above.
Reimbursable Revenues. Reimbursable revenues for the three months ended March 31, 2010 decreased $7.2 million, or 57%, over the comparable period in 2009, primarily due to lower activity in our deepwater drilling management business.
Operating Costs. Operating costs for the three months ended March 31, 2010 increased $0.7 million, or less than 1%, over the comparable period in 2009. Our Midwater, Independent Leg Jackup and Other segments all experienced reductions in labor costs due to lower activity. However, these decreases were largely offset by our Deepwater segment, which experienced increased labor costs and increased pre-launch startup costs for the Deep Ocean Clarion and the recently delivered Deep Ocean Ascension, which we anticipate will commence earning a dayrate in the third quarter of 2010.
Reimbursable Costs. Reimbursable costs for the three months ended March 31, 2010 decreased $7.0 million, or 63%, over the comparable period in 2009 primarily due to lower activity across our fleet.
Depreciation and Amortization. Depreciation expense for the three months ended March 31, 2010 increased $2.6 million, or 7%, over the comparable period in 2009. This increase relates to capital additions primarily in our Midwater and Deepwater segments.

General and Administrative. General and administrative expenses for the three months ended March 31, 2010 increased $0.5 million, or 2%, over the comparable period in 2009 primarily due to increased wages and related benefits, which included a $1.1 million increase associated with our annual cash incentive program partially offset by a $0.6 million decrease in severance payments year-over-year.
Gain on Sale of Assets, Net. We had net gain on sales of assets of $0.2 million for the three months ended March 31, 2010 and $0.4 million for the three months ended March 31, 2009, primarily due to the sale of scrap equipment.
Interest Expense. We had no interest expense for the three months ended March 31, 2010 and 2009, primarily due to the capitalization of interest, which totaled $23.0 million and $12.6 million for the three months ended March 31, 2010 and 2009, respectively.
Interest Income. Interest income for the three months ended March 31, 2010 decreased $1.1 million, or 85%, over the comparable period in 2009 due to the decrease in investment income earned as a result of significantly lower investment yields year-over-year. The decrease was also the result of maintaining lower average cash balances due to payments made for newbuild drillship construction projects, as compared to the comparable period in 2009.
Other Income, Net. Other income, net for the three months ended March 31, 2010 increased $5.8 million, or 187%, over the comparable period in 2009 due to an increase in our foreign exchange gain, which totaled $8.9 million and $3.0 million for the three months ended March 31, 2010 and 2009, respectively.
Income Taxes. Our consolidated effective income tax rate for continuing operations for the three months ended March 31, 2010 was 15.4% compared with 15.8% for the three months ended March 31, 2009. The lower tax rate for the 2010 period was principally the result of an increased proportion of profitability in lower tax jurisdictions, partially offset by the lapse of certain tax benefits.
Liquidity and Capital Resources
Our objective in financing our business is to maintain both adequate financial resources and access to additional liquidity. Our $320 million senior unsecured revolving credit facility provides back-up liquidity to meet our on-going working capital needs. Total long-term debt at March 31, 2010 was $1.2 billion and stockholders’ equity was $4.3 billion, resulting in a debt-to-total-capital ratio of 21%. The company expects its debt-to-total-capital ratio to peak at approximately 28% later this year. The higher ratio would follow delivery of the second drillship, the Deep Ocean Clarion, and as preparations are made to take delivery of the third drillship the Deep Ocean Mendocino.
During the three months ended March 31, 2010, we used cash on hand and cash flows generated from operations as our primary source of liquidity for funding our working capital needs, debt repayment and capital expenditures. We believe that our cash on hand, cash flows from operations and availability under our revolving credit facility will provide sufficient liquidity through 2010 to fund our working capital needs and scheduled debt repayments. We expect to fund our remaining commitments under our drillship construction program using some combination of cash on hand, cash flow from operations, borrowings under our revolving credit facility and additional debt capital. In addition, we will continue to pursue opportunities to expand or upgrade our fleet, which could result in additional capital investment. We may also in the future elect to return capital to our stockholders by share repurchases or the payment of dividends.
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
Sources and Uses of Cash
Cash flows provided by operating activities
Cash flows provided by operating activities were $100.2 million for the three months ended March 31, 2010 compared with $166.2 million for the comparable period in 2009. The decrease of $66.0 million was primarily due to a reduction of $91.2 million in cash received for contract drilling services from continuing operations, partially offset by a $24.4 million decline in tax payments.

Cash flows used in investing activities
Cash flows used in investing activities were $516.3 million for the three months ended March 31, 2010 compared with $213.1 million for the comparable period in 2009, an increase of $303.2 million. The increase is primarily attributable to an increase in expenditures incurred towards the construction of our ultra-deepwater drillships.
Cash flows used in financing activities
Cash flows used in financing activities were $0.2 million for the three months ended March 31, 2010 compared with $5.2 million for the comparable period in 2009. The decrease in cash used in financing activities was primarily due to an increase of $2.5 million in net proceeds from employee stock transactions, which totaled $4.3 million and $1.8 million for the three months ended March 31, 2010 and 2009, respectively. Cash used for scheduled debt repayments totaled $7.1 million for the three months ended March 31, 2010 and 2009.
Working Capital
As of March 31, 2010, we had working capital of $267.2 million compared with $661.8 million as of December 31, 2009. The decrease in working capital is primarily due to expenditures of $445 million incurred towards the construction of our four ultra-deepwater drillships offset partially by a decrease in accrued expenses and other current liabilities of $59.3 million.
Revolving Credit Facility
We have a $320 million unsecured revolving credit agreement with a group of banks maturing in December 2011. Borrowings under the credit facility are available to make investments, acquisitions and capital expenditures, to repay and back-up commercial paper and for other general corporate purposes. We may obtain up to $100 million of letters of credit under the facility. The credit facility also has an accordion feature that would, under certain circumstances, allow us to increase the availability under the facility to up to $600 million. Amounts drawn under the credit facility bear interest at variable rates based on LIBOR plus a margin or the alternative base rate. The interest rate margin applicable to LIBOR advances varies based on our credit rating. As of March 31, 2010, there were no outstanding borrowings or letters of credit outstanding under the facility.
Other Outstanding Debt
As of March 31, 2010, in addition to our credit facility, we had the following long-term debt, including current maturities, outstanding:
•	$500.0 million principal amount of 8 1/2% senior notes due 2019;

•	$500.0 million principal amount of 7 3/8% senior notes due 2014; and

•	$189.9 million principal amount of notes guaranteed by the United States Maritime Administration.
Other Sources and Uses of Cash
We expect our purchases of property and equipment for 2010, excluding our commitments related to our drillship construction projects, to be approximately $215 million, of which we have spent approximately $73 million in the first three months. These purchases are expected to be used primarily for various rig upgrades in connection with new contracts as contracts expire during the year along with other sustaining capital projects. With respect to our drillship construction projects, we made payments of $396 million in the first three months of 2010, with the total remaining costs estimated to be approximately $1.1 billion. We anticipate making additional payments for the construction of our drillships of approximately $325 million for the remainder of 2010, and approximately $730 million in 2011. These costs exclude rig mobilization costs, capital spares and other start-up costs. We expect to fund our remaining commitments under our newbuild program using some combination of cash on hand, cash flow from operations, borrowings under our revolving credit facility and additional debt capital.
We anticipate making income tax payments of approximately $40 million to $45 million in 2010, of which $6.7 million has been paid through March 31, 2010.
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

In addition to the matters described in this “— Liquidity and Capital Resources” section, please read “— FCPA Investigation”, “— Our Business” and “— Segment Review” for additional matters that may have a material impact on our liquidity.
Letters of Credit
We are contingently liable as of March 31, 2010 in the aggregate amount of $362.4 million under certain performance, bid and custom bonds and letters of credit. As of March 31, 2010, we had not been required to make any collateral deposits with respect to these agreements.
Contractual Obligations
For additional information about our contractual obligations as of December 31, 2009, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Contractual Obligations” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2009. As of March 31, 2010, there were no material changes to this disclosure regarding our contractual obligations made in the annual report.
Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-6”). The standard amends FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, (“ASC Topic 820”) to require additional disclosures related to transfers between levels in the hierarchy of fair value measurements. ASU 2010-6 is effective for interim and annual reporting periods beginning after December 15, 2009. We adopted ASU 2010-6 as of January, 2010. Because the standard does not change how fair values are measured, the standard will not have an impact on our consolidated financial statements.
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
We have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including those described under “— FCPA Investigation” above and in “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2009 and the following:
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to interest rate risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of our annual report on Form 10-K for the year ended December 31, 2009. There have been no material changes to the disclosure regarding our exposure to certain market risks made in the annual report.
For additional information regarding our long-term debt, see Note 4 of our Notes to Unaudited Consolidated Financial Statements included in Item 1 of Part I of this quarterly report.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2010 were effective with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
There were no changes in our internal control over financial reporting that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth in Note 10 of our Notes to Unaudited Consolidated Financial Statements included in Item 1 of Part I of this quarterly report is incorporated by reference in response to this item.
Item 1A. Risk Factors
For additional information about our risk factors, see Item 1A of our annual report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information regarding our issuer repurchases of shares of our common stock on a monthly basis during the first quarter of 2010:

			Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares That
			Part of a	May Yet Be
	Total Number	Average	Publicly	Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased (1)	Per Share	Plan (2)	Plan (2)
January 1-31, 2010	150,345	$30.93	N/A	N/A
February 1-28, 2010	6,105	$29.73	N/A	N/A
March 1-31, 2010	790	$28.96	N/A	N/A

Total	157,240	$30.87	N/A	N/A

(1)
Represents the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our stockholder-approved long-term incentive plan.

(2)	We did not have at any time during the quarter, and currently do not have, a share repurchase program in place.

Item 6. Exhibits***

10.1*	First Amendment to Pride International, Inc. Employee Stock Purchase Plan.

10.2*	Form of 2007 Long-Term Incentive Plan Restricted Stock Unit Agreement with three-year cliff vesting.

10.3*	Form of 2007 Long-Term Incentive Plan Restricted Stock Unit Agreement with three-year cliff vesting (with additional provisions).

10.4*	Acknowledgment and Amendment of Employment Agreement effective January 1, 2010 between Pride and Imran Toufeeq.

10.5*	Acknowledgment and Amendment of Employment Agreement effective January 1, 2010 between Pride and Brian C. Voegele.

10.6*	Acknowledgment and Amendment of Employment Agreement effective January 1, 2010 between Pride and W. Gregory Looser.

10.7*	Acknowledgment and Amendment of Employment Agreement effective January 1, 2010 between Pride and Lonnie B. Bane.

10.8*	Acknowledgment and Amendment of Employment Agreement effective January 1, 2010 between Pride and Kevin C. Robert.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Chief Executive and Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

**	Furnished herewith.

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

Date: April 29, 2010

By:	/s/ LEONARD E. TRAVIS
Leonard E. Travis
Vice President and Chief Accounting Officer
Date: April 29, 2010

INDEX TO EXHIBITS

10.1*	First Amendment to Pride International, Inc. Employee Stock Purchase Plan.

10.2*	Form of 2007 Long-Term Incentive Plan Restricted Stock Unit Agreement with three-year cliff vesting.

10.3*	Form of 2007 Long-Term Incentive Plan Restricted Stock Unit Agreement with three-year cliff vesting (with additional provisions).

10.4*	Acknowledgment and Amendment of Employment Agreement effective January 1, 2010 between Pride and Imran Toufeeq.

10.5*	Acknowledgment and Amendment of Employment Agreement effective January 1, 2010 between Pride and Brian C. Voegele.

10.6*	Acknowledgment and Amendment of Employment Agreement effective January 1, 2010 between Pride and W. Gregory Looser.

10.7*	Acknowledgment and Amendment of Employment Agreement effective January 1, 2010 between Pride and Lonnie B. Bane.

10.8*	Acknowledgment and Amendment of Employment Agreement effective January 1, 2010 between Pride and Kevin C. Robert.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Chief Executive and Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

**	Furnished herewith.

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