Form 10-K/A
period 2010-12-31
PRIDE INTERNATIONAL INC
filed 2011-04-29
CIK 833081

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
The number of shares of the registrant’s common stock outstanding on April 25, 2011 was 177,961,390.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
On February 6, 2011, we entered into a merger agreement with Ensco plc and two of its subsidiaries. Pursuant to the merger agreement and subject to the conditions provided in the agreement, we will merge with one of the subsidiaries and become an indirect, wholly owned subsidiary of Ensco. We have filed a joint proxy statement/prospectus in connection with a special meeting of our stockholders to seek adoption of the merger agreement. In light of the special meeting, we have cancelled the 2011 annual meeting of our stockholders scheduled for May 19, 2011, and the 2011 annual meeting may not be held if the merger is completed in 2011.
This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, originally filed with the Securities and Exchange Commission on February 18, 2011 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2010. Part IV is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to February 18, 2011.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
We have presented below information about our executive officers and directors as of April 25, 2011. Officers are appointed annually by the board of directors and serve until their successors are chosen or until their resignation or removal. Directors have been elected to serve until the annual meeting of stockholders in 2011. Each of the directors, other than Mr. Raspino, is an independent director, as defined in the applicable rules and regulations of the New York Stock Exchange.

Name	Age	Position
Louis A. Raspino	58	President, Chief Executive Officer and Director
Brian C. Voegele	51	Senior Vice President and Chief Financial Officer
Lonnie D. Bane	52	Senior Vice President, Human Resources and Administration
W. Gregory Looser	41	Senior Vice President and Chief Administrative Officer
Kevin C. Robert	52	Senior Vice President, Marketing and Business Development
Imran (Ron) Toufeeq	55	Senior Vice President, Operations, Asset Management and Engineering
Brady K. Long	38	Vice President, General Counsel and Secretary

David A. B. Brown	67	Chairman of the Board
Kenneth M. Burke	62	Director
Archie W. Dunham	72	Director
David A. Hager	54	Director
Frank S. Kalman	63	Director
Ralph D. McBride	65	Director
Robert G. Phillips	56	Director
Louis A. Raspino was named President, Chief Executive Officer and a Director in June 2005. He joined us in December 2003 as Executive Vice President and Chief Financial Officer. From July 2001 until December 2003, he served as Senior Vice President, Finance and Chief Financial Officer of Grant Prideco, Inc. From February 1999 until March 2001, he held various senior financial positions, including Vice President of Finance for Halliburton Company. From October 1997 until July 1998, he was a Senior Vice President at Burlington Resources, Inc. From 1978 until its merger with Burlington Resources, Inc. in 1997, he held a variety of increasingly responsible positions at Louisiana Land and Exploration Company, most recently as Senior Vice President, Finance and Administration and Chief Financial Officer. Mr. Raspino also is a Director of Dresser-Rand Group Inc. The board of directors believes that Mr. Raspino should serve as a director because he is our chief executive officer and, in addition, has:
•	experience in other executive leadership roles for energy companies, including as chief financial officer;
•	operational and financial expertise in the oil and gas business;
•	knowledge of the demands and expectations of our core customers; and
•	experience as a board member for another public company.
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
David A. B. Brown became Chairman of the Board in May 2005 and became a director in September 2001 in connection with our acquisition of Marine Drilling Companies, Inc. Mr. Brown was a director of Marine from June 1995 until September 2001. Mr. Brown is currently Chairman of the Board of Layne Christensen Company. Mr. Brown served as President of The Windsor Group, Inc., a strategy consulting firm, from 1984 until 2005. Mr. Brown was Chairman of the Board of the Comstock Group, Inc. from 1988 to 1990. Mr. Brown is also a director of EMCOR Group, Inc. Mr. Brown served as a director of NS Group, Inc. from 2001 to 2006 and of Petrohawk Energy Corporation from 2006 to 2007. The board of directors believes that Mr. Brown should serve as a director because he has:
•	experience as a board member for public companies, including experience as the chairman of two other public companies;
•	specialized board experience within the offshore drilling industry;
•	experience as chair of audit committees for several public companies; and
•	expertise in strategic planning.
Kenneth M. Burke became a director in December 2006. Mr. Burke retired in June 2004 after a 31-year career with Ernst & Young LLP. During his time with Ernst & Young, Mr. Burke held various positions including the National Director of Energy Services, Managing Partner of Assurance and Advisory Business Services for the Gulf Coast Area and Coordinating Partner for Energy and Oilfield Service Companies. Mr. Burke is also chairman of the audit committees of Trico Marine Services, Inc. and Valerus Compression Services Company, LLC. The board of directors believes that Mr. Burke should serve as a director because he has:
•	in-depth knowledge of the energy industry;
•	expertise in auditing and financial reporting for global organizations;

•	a broad knowledge of effective organizational structures, processes and strategies;
•	experience with compensation strategies and plans; and
•	experience as a board member and as chairman of audit committees for other energy companies.
Archie W. Dunham became a director in May 2005. Mr. Dunham was Chairman of ConocoPhillips from August 2002, following the merger of Conoco Inc. and Phillips Petroleum Company, until his retirement in September 2004. He was Chairman of Conoco from August 1999 to August 2002, and President and Chief Executive Officer of Conoco from January 1996 to August 2002. He was an Executive Vice President of E.I. du Pont de Nemours and Company, Conoco’s former parent, from 1995 to October 1998. Mr. Dunham is also a director of Louisiana Pacific Corporation, Union Pacific Corporation and Memorial Hermann Healthcare System. Mr. Dunham served as a director of Phelps Dodge Corporation from 1998 to 2007. The board of directors believes that Mr. Dunham should serve as a director because he has:
•	experience in executive leadership for international, integrated energy companies, including experience as chief executive officer;
•	operational and financial expertise in the oil and gas business generally;
•	knowledge of the demands and expectations of our core customers; and
•	experience as a board member for public companies, including experience as chairman of an international, integrated energy company.
David A. Hager became a director in February 2008. Since March 2009, Mr. Hager has been Executive Vice President, Exploration and Production at Devon Energy Corporation. Mr. Hager was Chief Operating Officer of Kerr-McGee Corporation from July 2005 until his retirement in August 2006, following the merger of Kerr-McGee and Anadarko Petroleum Corporation. Mr. Hager held various other positions at Kerr-McGee, including Senior Vice President (oil and gas exploration and production) from March 2003 until July 2005, Vice President of Exploration and Production from 2002 until March 2003, Vice President of Gulf of Mexico and Worldwide Deepwater Exploration and Production from 2001 until 2002, Vice President of Worldwide Deepwater Exploration and Production from October 2000 until 2001, Vice President of International Operations from April 2000 until October 2000 and Vice President of Gulf of Mexico Operations from 1999 until April 2000. Prior thereto, he held various positions with Mobil Oil Corporation and Sun Oil Company. Mr. Hager served as a director of Devon Energy Corporation from August 2007 to March 2009. The board of directors believes that Mr. Hager should serve as a director because he has:
•	experience in executive leadership for international, independent energy companies;
•	knowledge of the demands and expectations of our core customers; and
•	operational and financial expertise in the oil and gas business generally.
Francis S. Kalman became a director in October 2005. Mr. Kalman served as Executive Vice President of McDermott International, Inc. from February 2002 until his retirement in February 2008 and as Chief Financial Officer from February 2002 until April 2007. From March 2000 to February 2002, he was Senior Vice President and Chief Financial Officer of Vector ESP, Inc. From April 1999 to March 2000, he was a principal of Pinnacle Equity Partners, LLC. From February 1998 to April 1999, he was Executive Vice President and Chief Financial Officer of Chemical Logistics Corporation. From May 1996 to September 1997, he was Senior Vice President and Chief Financial Officer of Keystone International, Inc. Mr. Kalman currently serves as a senior advisor to a private investment subsidiary of Tudor, Pickering, Holt & Co., LLC, which specializes in direct investments in upstream, oilfield service and midstream companies. Mr. Kalman is a principal of Ancora Partners, LLC, a private equity group. The board of directors believes that Mr. Kalman should serve as a director because he has:
•	experience in executive leadership and strategic planning for international energy service companies;
•	expertise in accounting, auditing and financial reporting for global organizations; and
•	financial expertise in the oil and gas industry generally.

Ralph D. McBride became a director in September 1995. Mr. McBride has been a partner with the law firm of Bracewell & Giuliani LLP in Houston, Texas since 1980. He has also been a partner with Doliver Capital Advisors, a registered investment advisory firm, since 1986 and has served as president of Doliver Capital Advisors since March 2005. Mr. McBride is a member of the Audit Committee of the Memorial Hermann Healthcare System and a director of Health Professionals Insurance Company. The board of directors believes that Mr. McBride should serve as a director because he has:
•	in-depth knowledge of the energy industry generally and contract drilling specifically;
•	experience in accounting and financial matters, as president of an investment advisory firm and as a member of an audit committee; and
•	organizational and executive experience.
Robert G. Phillips became a director in October 2007. In October 2010, Mr. Phillips was elected Chairman, President and Chief Executive Officer of Crestwood Gas Services GP LLC, the general partner of Crestwood Midstream Partners LP, which owns and operates midstream energy assets, and has served on the Management Committee of Crestwood Holdings since May 2010. Since November 2007, he has served as Chairman, President and CEO of Crestwood Holdings Partners, LLC. From February 2005 until June 2007, Mr. Phillips served as President, Chief Executive Officer and Director of Enterprise Products Partners L.P., a publicly traded master limited partnership and provider of midstream energy services, and from September 2004 until February 2005, he served as Chief Operating Officer and Director of Enterprise. From 1999 to 2004, Mr. Phillips served as Chairman of the Board, President and Chief Executive Officer of GulfTerra Energy Partners, L.P. prior to its acquisition by Enterprise, and, for more than five years prior to 1999, he held numerous senior management positions with El Paso Corporation, including President of El Paso Field Services Company. Mr. Phillips also is a director of Triten Corp. The board of directors believes that Mr. Phillips should serve as a director because he has:
•	experience in executive leadership for public companies in the energy industry, including as chief executive officer;
•	operational and financial expertise in the oil and gas business generally; and
•	organizational experience having been involved in numerous mergers, acquisitions and other business combinations during his career.
Corporate Governance
Corporate Governance Guidelines. The board of directors has established Corporate Governance Guidelines to assist the board in the exercise of its responsibilities under applicable law and the listing standards of the New York Stock Exchange. The Guidelines provide a framework for our company’s governance and the board’s activities, covering such matters as determining director independence, director orientation and continuing education, director responsibilities, director access to management, annual evaluations of the board and other corporate governance practices and principles. The Guidelines are available on our website at www.prideinternational.com under “Corporate Governance” in the “Investors Relations” section.
Director Independence. It is the policy of the board that a substantial majority of the members of the board of directors, and all of the members of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, qualify as “independent directors” in accordance with the listing standards of the New York Stock Exchange. In addition, it is the policy of the board that all the members of the Audit Committee also satisfy the criteria for independence under applicable provisions of the Securities Exchange Act of 1934 and applicable SEC rules. No director is considered independent unless the board affirmatively determines that he or she has no material relationship with us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us. The NYSE listing standards include objective tests that can disqualify a director from being treated as independent, as well as a subjective element, under which the board must affirmatively determine that each independent director has no material relationship with us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us. The board considers all relevant facts and circumstances in making independence determinations.

As contemplated by NYSE rules then in effect, the board adopted categorical standards in 2004 to assist it in making independence determinations. Under the rules then in effect, relationships that fell within the categorical standards were not required to be disclosed in the proxy statement and their impact on independence was not required to be separately discussed. A relationship falls within these categorical standards if it:
•	Is a type of relationship addressed in Section 303A.02(b) of the NYSE Listed Company Manual, but that listing standard does not preclude the board from making a determination of independence;
•
Is a type of transaction or relationship addressed in Item 404 of Regulation S-K, but that regulation does not require disclosure of the transaction or relationship or permits the omission of the dollar amounts in respect of such transaction or relationship; or

•
Consists of charitable contributions by us to an organization of which the director is an executive officer that do not exceed the greater of $1 million or 2% of the organization’s gross revenue in any of the last 3 years.

The board has determined that each current director’s relationship with us, with the exception of Mr. Raspino, falls within the categorical standards and that all of the current directors, except Mr. Raspino, satisfy the independence standards of the New York Stock Exchange and our categorical standards. Mr. Raspino, our President and Chief Executive Officer, is employed by us.
In making its subjective determination that each non-employee director is independent, the board reviewed and discussed additional information provided by the directors and us with regard to each director’s business and personal activities as they may relate to our company and management. The board considered the transactions in the context of the NYSE’s objective listing standards, the categorical standards noted above, the additional standards established for members of audit committees, and the SEC and U.S. Internal Revenue Service standards for compensation committee members. In this connection, the board considered our prior relationship with the law firm of Bracewell & Giuliani LLP, of which Mr. McBride is a partner. We did not engage Bracewell & Giuliani in 2010. The fees we paid to Bracewell & Giuliani in 2009 and 2008 comprised approximately 0.3% and 0.2%, respectively, of the law firm’s total revenue for those years. In addition, Messrs. Dunham, Kalman, McBride and Phillips also served as directors of other companies with which we did business, or served as directors of or were otherwise affiliated with non-profit organizations to which we made payments (including contributions), over the last three fiscal years. None of the contributions to any non-profit organization exceeded $25,000, and none of the other payments we made to any such other company or non-profit organization exceeded $125,000, for any of 2010, 2009 or 2008. None of our directors serves as an executive officer or employee of a non-profit organization to which we made payments or contributions over the last three fiscal years.
Based on all of the foregoing, the board made a subjective determination as contemplated by NYSE rules that, given the nature of the transaction, the director’s relationship with the entity and/or the amount involved, no relationships exist that, in the opinion of the board, would impair the director’s independence. Further, the board has determined that all members of the audit committee, compensation committee and nominating and corporate governance committee are independent.
Board Leadership Structure. The board has determined that the functions performed by the chairman of the board and the chief executive officer should be performed by separate individuals. This determination is reflected in our Corporate Governance Guidelines. We have had a separate, non-executive chairman of the board since 1999, and the board believes that this structure has served us well.

Code of Business Conduct and Ethical Practices. We have adopted a Code of Business Conduct and Ethical Practices, which applies to all directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. All of our directors and employees must act ethically at all times and in accordance with the policies comprising our Code of Business Conduct and Ethical Practices. The Code is a reaffirmation that we expect all directors and employees to uphold our standards of honesty, integrity, ethical behavior and compliance with the law and to avoid actual or apparent conflicts of interest between their personal and professional affairs. Directors and employees are obligated to promptly report any good faith concerns or problems or any actual or suspected violations of the Code. The Code establishes procedures for the confidential and anonymous reporting of a violation of the Code. We prohibit any form of retaliation against any director or employee for reporting, in good faith, suspected violations of the Code. We have posted a copy of the code under “Corporate Governance” in the “Investor Relations” section of our internet website at www.prideinternational.com. Copies of the code may be obtained free of charge on our website. Any waivers of the code must be approved by our Board of Directors or a designated board committee. Any amendments to, or waivers from, the code that apply to our executive officers and directors will be posted under “Corporate Governance” in the “Investor Relations” section of our internet website at www.prideinternational.com.
Accounting and Auditing Concerns. The Audit Committee has established procedures to receive, retain and treat complaints regarding accounting, internal accounting controls or auditing matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. Details regarding these procedures can be found on our website at www.prideinternational.com.
Board’s Role in Risk Oversight. Our board of directors has oversight responsibility of the processes established to report and monitor material risks applicable to us. The board has delegated to management the responsibility to manage risk and bring to the attention of the board the most material risks to our company.
We maintain an enterprise risk management program designed to identify significant risks to us. Our risk management department is responsible for implementing the program, which involves the identification of risks within the company, assignment of risk owners, establishment of mitigation plans for those risks, and monitoring of the risks by those owners. The risk management department meets with the risk owners on a quarterly basis to review the mitigation plans and risk assessment and reports these results to the board of directors on a quarterly basis. The board reviews the identified risks, risk owner assignments and monitoring reports. In addition, the board receives a separate report from our chief compliance officer on a quarterly basis that addresses compliance risks in the same manner as set forth above, including risk identification, risk owner assignment and monitoring reports.
In accordance with the charter of the Audit Committee, the Audit Committee meets periodically with management to review our major financial risk exposures and the steps management has taken to monitor and control such exposures. The Audit Committee, together with the full board of directors, also discusses our policies and guidelines concerning risk assessment and risk management periodically.
In addition to the risk oversight exercised by the full board of directors with respect to our enterprise risk management program and the Audit Committee with respect to our major financial risk exposures, the Compensation Committee has reviewed the risks, if any, that could arise from our compensation policies and practices. For additional information regarding risk management in connection with our compensation program, please read “Compensation Discussion and Analysis — Risk Management” in Item 11 of this annual report.
Executive Sessions. The non-management directors meet regularly in executive session without management participation after non-telephonic board meetings and at times meet in executive session after telephonic board meetings. In addition, our Corporate Governance Guidelines provide that, if the group of non-management directors includes a director who is not independent under New York Stock Exchange listing standards, the independent directors will meet in executive session at least once annually. Currently, the director who presides at these meetings is the Chairman of the Board. Our Corporate Governance Guidelines provide that, if the Chairman ceases to be independent, then the presiding director will be chosen by a vote of the non-management directors or independent directors, as the case may be.
Communication with the Board. Stockholders and other interested parties may make their concerns known confidentially to the board of directors or the non-management directors by submitting a communication in an envelope addressed to the “Board of Directors,” a specifically named non-management director or the “Non-Management Directors” as a group, in care of the Secretary. All such communications will be conveyed, as applicable, to the full board of directors, the specified non-management director or the non-management directors as a group.

Stock Ownership Guidelines for Directors. Under our stock ownership guidelines for directors, each director is expected to own not less than 12,500 shares of common stock. Fifty percent of unvested shares of restricted stock and restricted stock units (“restricted stock awards”) are included in the total, but shares that may be acquired upon exercise of unexercised stock options are excluded. Each director is expected to attain such minimum level of stock ownership by the sixth anniversary of the effective date of the initial election or appointment of such person as a director. Compliance with the guidelines is measured on April 1 of each year. In the event a director does not meet the ownership guidelines, the director will be required to retain ownership of all shares of common stock owned directly as of such April 1 determination date, together with 75% of the after-tax shares (assuming a 25% tax rate) received from any vestings of restricted stock awards or any option exercises after such date until the ownership guidelines are met. The disinterested directors may approve exceptions to the ownership and retention guidelines in the case of financial hardship. Each of our directors currently satisfies the ownership guidelines.
Organization of the Board of Directors
The board of directors is responsible for oversight of our business and affairs. To assist it in carrying out its duties, the board has delegated certain authority to a Nominating and Corporate Governance Committee, an Audit Committee and a Compensation Committee. The board also has delegated, and may in the future delegate, certain authority to other committees of the board from time to time. During 2010 the board of directors held 16 meetings. Each current director attended at least 98% of the total number of meetings of the board of directors and of the committees of the board on which he served that were held during the term of his service on the board and its committees. Directors are expected to attend meetings of the board of directors and meetings of committees on which they serve and to spend as much time and meet as frequently as necessary to properly discharge their responsibilities. In addition, directors are expected to attend annual meetings of our stockholders. All of our directors attended the 2010 annual meeting.
Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee currently consists of Messrs. Brown, Burke (Chairman) and Kalman. The board of directors has determined that the members of the committee are independent under applicable New York Stock Exchange listing standards. The committee is responsible for identifying and recommending candidates to fill vacancies on the board of directors and for election by the stockholders, recommending committee assignments for directors to the board of directors, monitoring and assessing the performance of the board of directors and individual non-employee directors, reviewing compensation received by non-employee directors for service on the board of directors and its committees and developing and recommending to the board of directors appropriate corporate governance policies, practices and procedures for us. The committee held five meetings during 2010. The charter of the committee is available on our website at www.prideinternational.com as described above.
Although the board of directors does not have a formal diversity policy, the Nominating and Corporate Governance Committee, when assessing the qualifications of prospective nominees to the board of directors, takes into account the board’s desire to have an appropriate mix of backgrounds and skills. Each nominee’s personal and professional integrity, experience, skills, ability and willingness to devote the time and effort necessary to be an effective board member, and commitment to acting in the best interests of our company and our stockholders, are also factors. The board does not select director nominees on the basis of race, color, gender, national origin, citizenship, marital status or religious affiliation.
The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. If a stockholder wishes to recommend a director for nomination by the committee, the stockholder should submit the recommendation in writing to the Chairman, Nominating and Corporate Governance Committee, in care of the Secretary, Pride International, Inc., 5847 San Felipe, Suite 3300, Houston, Texas 77057. The recommendation should contain the following information:
•	the name, age, business address and residence address of the nominee and the name and address of the stockholder making the nomination;
•	the principal occupation or employment of the nominee;
•	the number of shares of each class or series of our capital stock beneficially owned by the nominee and the stockholder and the period for which those shares have been owned; and
•	any other information the stockholder may deem relevant to the committee’s evaluation.

Candidates recommended by stockholders are evaluated on the same basis as candidates recommended by our directors, executive officers, third-party search firms or other sources.
Audit Committee. The Audit Committee currently consists of Messrs. Burke, Hager, Kalman (Chairman) and Phillips. The board of directors has determined that the members of the Audit Committee are independent under applicable provisions of the Securities Exchange Act of 1934 and the New York Stock Exchange listing standards. The board of directors also has determined that all members of the Audit Committee are financial experts as defined by applicable SEC rules. Please refer to “—Executive Officers and Directors” above for relevant experience. The committee’s purpose is to assist the board of directors in overseeing (a) the integrity of our financial statements, (b) the compliance by us with legal and regulatory requirements, (c) the independence, qualifications and performance of our independent auditors and (d) the performance of our internal audit function. The committee held eight meetings during 2010. The board of directors has adopted a written charter for the Audit Committee, which is available on our website at www.prideinternational.com as described above.
Compensation Committee. The Compensation Committee currently consists of Messrs. Burke, Dunham (Chairman) and Hager. The board of directors has determined that the members of the committee are independent under applicable New York Stock Exchange listing standards. The committee’s purpose is (a) to review and approve the compensation of our executive officers and other key employees, (b) to evaluate the performance of the chief executive officer and to oversee the performance evaluation of senior management, (c) to administer and make recommendations to the board of directors with respect to our incentive-compensation plans, equity-based plans and other compensation benefit plans and (d) to produce a compensation committee report and assist management with the preparation of the compensation discussion and analysis as required by the SEC. The committee may delegate certain authority to a subcommittee of its members. The committee held 10 meetings during 2010. The charter of the committee is available on our website at www.prideinternational.com as described above.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and beneficial owners of more than ten percent of any class of equity securities to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC and, pursuant to rules promulgated under Section 16(a), such individuals are required to furnish us with copies of Section 16(a) reports they file. Based solely on a review of the copies of such reports furnished to us during the year ended December 31, 2010 and written representations from our officers and directors, all Section 16(a) reports applicable to our officers and directors and any beneficial owners of ten percent or more of a class of equity securities were filed on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
The following Compensation Discussion and Analysis should be read in conjunction with “Executive Compensation” included elsewhere in this annual report. In this Compensation Discussion and Analysis, “named executive officers” refers to our executive officers named in the Summary Compensation Table below.
Executive Summary
We design our compensation programs to attract, motivate and retain exceptional people who can drive success for our company. Our programs provide a competitive package of annual base pay, annual cash incentives and long-term equity-based incentives. Annual and long-term incentives are based on a “pay for performance” philosophy. The following is a summary of the important aspects of our executive compensation program:
•
Our executive compensation program is designed to align the interests of our executives with those of our stockholders, retain and motivate executives who serve our stockholders’ interests and attract talented external candidates when vacancies arise.

•
The Compensation Committee makes all final compensation decisions regarding our named executive officers. The Committee engages an independent compensation consultant to provide expertise on program design and implementation.

•
We provide the following elements of compensation to our named executive officers: base salary, annual cash incentives, long-term equity-based incentives, limited perquisites, retirement benefits and severance and change in control arrangements.

•
We generally target the median with respect to base salary and target annual incentives and the median-to-top quartile for long-term incentives, and make adjustments taking into account each executive’s experience, performance, responsibilities and contributions to the company.

•
We support our pay-for-performance philosophy with an annual cash incentive award based on the company’s achievement of certain financial goals. Awards for 2010 were based on earnings per share (25%), cash flows (20%), operating and general and administrative expense control (15%), operating efficiency (10%), safety performance on a company-wide basis (10%) and personal performance goals (20%). In 2010, we introduced the cash flow metric and added a complexity assessment as part of the evaluation of personal performance goals. As a result of our financial performance during 2010, payouts averaged 137% of target for the named executive officers.

•
We encourage alignment of our named executive officers’ interests with those of our stockholders through the award of long-term equity-based incentive grants. In 2010, we used a mix of equity-based compensation which consisted of 33% stock option awards vesting ratably over three years, 33% time-based restricted stock awards with a three-year ratable vesting period, and 34% performance-based restricted stock unit (“PRSU”) awards with a three-year ratable vesting period and payout of earned shares at the end of the three-year period. Shares are earned under PRSUs based on relative total stockholder return (“TSR”) compared to a peer group of companies. As a result of our relative TSR during 2010, one-third of the underlying shares were earned at 98% of target amounts, which will be paid at the earlier of the end of the three-year period or a change in control.

•
In February 2010, we awarded discretionary restricted stock awards to certain of our employees, including certain of our named executive officers, in recognition of their efforts in connection with the spin-off of Seahawk Drilling, Inc. (“Seahawk”). These restricted stock awards will fully vest on the third anniversary of the date of grant.

•	In 2010, we took steps necessary to ensure that all annual cash incentive awards and long-term incentive awards for 2010 are fully tax deductible under Section 162(m) of the Internal Revenue Code.

•
Alignment with stockholder interest is also encouraged through stock ownership guidelines for named executive officers. In 2010, we increased significantly the ownership guidelines and added a stock retention feature for individuals who do not satisfy the guidelines.

•
Special retirement benefits and retiree medical benefits are provided through the Supplemental Executive Retirement Plan to the named executive officers, and are designed to support the recruiting and retention objectives of the executive compensation program.

•
Our named executive officers also receive limited perquisites, including tax return preparation, financial planning and estate planning benefits, an annual physical examination and limited club membership dues where there is a valid business purpose. In 2010, in response to evolving best practices, we discontinued car allowances and added a reimbursement for tax return preparation and financial planning.

•
Each of our named executive officers has entered into severance and change in control arrangements that provide for certain benefits if they are terminated without cause or they terminate for good reason. We believe that severance and change in control arrangements are necessary to attract and retain the talent necessary for our long-term success and allow our executives to focus on duties at hand and provide security should their employment be terminated in specific situations.

•	We have also adopted an incentive and equity compensation recoupment policy and implemented a policy prohibiting executives from entering into hedging transactions and buying on margin.
2010 Overview
Our compensation decisions for 2010 were influenced by a variety of factors with the overarching goal of linking pay with performance. We set our compensation goals based on the expectation that the global economy would gradually improve, the need to focus on cash generation and preservation in a period of economic uncertainty and the desire to reinforce our long-term strategy to be a pure offshore focused company with an increasing emphasis on deepwater drilling.
While the initial months of 2010 were characterized by a cautious pattern from many operators toward new exploration and production spending commitments similar to what was experienced in 2009, evidence was present that supported increased spending with a number of new drilling programs commencing in 2011 and beyond, largely supported by operators’ increasing confidence in the re-establishment of global economic growth and the sustainability of crude oil prices. However, following the Macondo well incident in the U.S. Gulf of Mexico in April 2010 and subsequent government actions, a new level of uncertainty among operators developed, with many choosing to delay the commencement of certain projects in the U.S. Gulf of Mexico and other regions pending further clarity on a number of industry issues. The timing of potentially higher spending patterns, especially in deepwater, is expected to remain uncertain until operators have gained more clarity concerning the long-term implications to our industry of the Macondo well incident, including an understanding of the impact of new operating regulations and government oversight. However, we believe that sustained oil prices above $60 per barrel since mid-2009, and oil prices averaging approximately $80 per barrel in 2010, have contributed to increased confidence among operators and should lead to increased exploration and production spending, especially in international locations. Further, we believe the long-term prospects for deepwater drilling are positive given the expected growth in oil consumption from developing nations, limited growth in crude oil supplies and high depletion rates of mature oil fields, together with geologic successes, improving access to promising offshore areas and new, more efficient technologies, including enhanced reservoir recovery techniques. In addition, an increasing focus on deepwater prospects by national oil companies, whose exploration and production spending is less sensitive to general economic factors, serve to provide further stability in the deepwater sector.
Despite the muted economic recovery and challenges encountered, we saw strong financial and operating performance in 2010, especially in our area of focus relating to the deepwater segment.
•	Deepwater revenues for 2010 were $930.5 million compared to $823.1 million in 2009, an increase of 13%, and total revenues for 2010 were $1,460.1 million.
•
We had an especially strong fourth quarter in our deepwater segment, with revenues increasing by 25% from $216.2 million during the third quarter of 2010 to $270.9 million during the fourth quarter of 2010.

•	Utilization rates of our deepwater fleet increased from 84% in 2009 to 93% in 2010.
•
We completed a $1.2 billion issuance of senior notes, allowing us to refinance a portion of our long-term debt, extend our debt maturities and fund a portion of our construction payments, and we amended our unsecured revolving credit facility to increase availability under the facility to $750 million.

•
Total long-term debt as of December 31, 2010 was $1.9 billion and stockholders’ equity was $4.5 billion, resulting in a debt-to-total-capital ratio of 29%. We ended 2010 with cash and cash equivalents of $485.0 million.

•
Stockholders received a total return on investment of 3.4% in 2010. For the three-year period ending December 31, 2010, our TSR of 1.3% exceeded the S&P 500 (-2.8%), the Russell 3000 (-4.1%) and the top quartile of our peers (0.0%) (excluding BJ Services Company and Smith International, Inc., both of which were acquired by other companies in 2010).

We have positioned the company to focus on deepwater drilling opportunities that we expect to be more insulated in times of economic uncertainty. Our resilient 2010 financial and operational performance resulted from the successful execution over a multi-year period of our long-term strategy to become a pure offshore focused company with an increasing emphasis on deepwater drilling, including:
•
our acquisition in November 2006 of the remaining 70% interest in a joint venture company the principal assets of which are two deepwater semi-submersible drilling rigs, the Pride Portland and the Pride Rio de Janeiro;

•
our acquisition in December 2005 and August 2007 of the aggregate 49% interest not owned by us in a joint venture company the principal assets of which are two ultra-deepwater drillships, the Pride Africa and the Pride Angola, and an independent-leg jackup rig, the Pride Cabinda;

•	the sale of our Latin America land and E&P services businesses in August 2007 for $1.0 billion;
•	the sale of our tender-assist rig fleet, our platform rigs and our Eastern Hemisphere land fleet in 2008 and early 2009 for a combined consideration of $374 million;
•	the distribution of Seahawk to our stockholders in August 2009;
•
the delivery of the Deep Ocean Ascension, Deep Ocean Clarion and Deep Ocean Mendocino, the first three of our newly constructed ultra-deepwater drillships, in February and September 2010 and January 2011, respectively;

•	our ongoing projects to construct two additional ultra-deepwater drillships, further expanding our ultra-deepwater fleet size and drilling capabilities; and
•	our maintenance of a strong balance sheet in a difficult economic environment, with a backlog of $6.4 billion as of December 31, 2010.
Pride’s management team has performed well in executing our company’s strategy. During 2010, we took delivery of two of our new ultra-deepwater drillships and entered into an agreement for the construction of a fifth new ultra-deepwater drillship, which includes an option for a sixth ultra-deepwater drillship at similar terms and conditions. Each of the newly delivered drillships is contracted at favorable dayrates for five-year terms. Although their original contract start dates have been delayed due to the Macondo well incident and subsequent government actions, we were able to negotiate additional agreements with BP Exploration & Production Inc. for the drillships that provide special standby dayrates, effective for certain periods prior to commencement of the previously agreed five-year contracts.

Competition for experienced and results-oriented managers in our industry is intense, despite the difficult economic environment. We have adopted an executive compensation program that is designed to incentivize management behaviors to make the company an outstanding investment for our stockholders. In addition to holding management accountable for accomplishing financial results, we also insist on the highest standards of ethical conduct and operational safety, which we believe position the company for long-term success.
Our annual incentive payments for 2010, which ranged from 134.1% to 139.5% of target for our named executive officers, reflected our 2010 financial and operational performance. To validate our goal of linking pay with performance, we also performed a look-back analysis of our chief executive officer’s realizable total direct compensation (“realizable TDC”) relative to TSR over a specified time frame. Realizable TDC is defined as the sum of the following:
•	base salary;
•	actual bonus payout;
•	cash long-term incentive plan payments;
•	in-the-money value of stock options granted during the period valued as of the last day of the analysis period;
•	fair market value of all restricted stock units (not including PRSUs) granted during the period valued as of the last day of the analysis period; and
•	fair market value of PRSUs, based on the target number of earned shares as of the last day of the analysis period.
Two analyses were conducted for this purpose. The first analysis involved a relative assessment comparing our chief executive officer’s realizable TDC and our TSR against a peer group for the three years ended December 31, 2009. The peer group for this analysis included Ensco plc, National Oilwell Varco, Inc., Oceaneering International, Inc., Transocean Inc. and Weatherford International Ltd. This peer group was selected to include members of the oilfield services market, in which we compete for talent, which had in place the same chief executive officer throughout the timeframe. Based on this analysis, our chief executive officer’s realizable TDC and our TSR exhibited strong alignment as both were between the median and the top quartile of this group.

The second analysis involved an absolute (or internal) assessment of the alignment between our chief executive officer’s realizable TDC and our TSR. This analysis measured the value of $100 granted to our chief executive officer in each year from 2007 through 2010 compared to the value of $100 invested in the company in each year. Our chief executive officer’s realizable TDC and our TSR exhibited strong directional alignment. As the realizable TDC increased, the value of stockholder investment increased. Further, in each year, a $100 investment in the company was worth more at the end of 2010 than $100 granted to our chief executive officer.

	Target TDC	Total Realizable TDC at			Value of $100
	at Grant	December 31, 2010		Value of $100	Stockholder
Year	(in thousands)	(in thousands)	Measurement Period	Granted	Investment
2007	$6,164	$5,481	January 1, 2007 to December 31, 2010	$89	$117
2008	$6,757	$4,631	January 1, 2008 to December 31, 2010	$69	$104
2009	$6,591	$13,310	January 1, 2009 to December 31, 2010	$202	$220
2010	$5,900	$5,960	January 1, 2010 to December 31, 2010	$101	$103

Executive Compensation Philosophy
Our executive compensation program is designed to align the interests of our executives with those of our stockholders, retain and motivate executives who serve our stockholders’ interests and attract talented external candidates when vacancies arise.
Alignment of Interests
We believe that the most effective way to align the interests of our executives and stockholders is to pay a significant amount of total compensation through annual incentive awards, which create incentives for meeting annual performance targets, and long-term stock-based incentive compensation, which focuses executives on the longer-term performance of our company. As a result of our focus on long-term stock-based incentive compensation, our executive compensation program rewards performance over a sustained period of time and does not encourage management to take unnecessary or excessive risks in the short-term.
Retention
Given their qualifications, experience and professionalism, our executives, as well as the non-executive members of our management team who may be candidates for promotion, are highly regarded within and outside our industry. Opportunities for alternative employment arise from time to time, and our executive compensation program is designed to be competitive in light of these other opportunities.
Attracting Candidates
Highly qualified candidates seek the best available opportunities, from both a professional and a financial standpoint. Our program seeks to provide compensation that is competitive in relation to alternatives in the markets in which we compete for executives.
Administration of Executive Compensation Program
Our executive compensation program is administered by the Compensation Committee of our board of directors. The specific duties and responsibilities of the Compensation Committee are described under “Organization of the Board of Directors—Compensation Committee” in Item 10 of this annual report. The Compensation Committee engages an outside consultant with respect to executive compensation matters. The primary role of the compensation consultant is to provide the Compensation Committee with compensation market data and information regarding compensation trends in our industry and to make recommendations regarding the design of our program. In 2010, the Compensation Committee retained Frederic W. Cook & Co., Inc. as its compensation consultant. Management does not direct or oversee the retention or activities of the compensation consultant with respect to our executive compensation program and did not engage Frederic W. Cook & Co., Inc. in any other capacity for 2010.

Lonnie D. Bane, our Senior Vice President — Human Resources and Administration, and Brady K. Long, our Vice President, General Counsel and Secretary, support the Compensation Committee in performing its role with respect to administering our compensation program. The Compensation Committee, with input from the other non-management directors, conducts performance evaluations of Louis A. Raspino, our President and Chief Executive Officer, and Mr. Raspino conducts performance evaluations of our other executive officers and makes recommendations to the Compensation Committee regarding all aspects of their compensation. Messrs. Bane and Long act pursuant to delegated authority to fulfill various administrative functions of the Compensation Committee, such as coordinating the hiring process with respect to executives, providing legal and compensation market updates to the Compensation Committee, and overseeing the documentation of equity plans and awards as approved by the Compensation Committee. No executive has the authority to establish or modify executive officer compensation, except with respect to certain perquisites as described below.
Comparator Group and Comparison Data
The Compensation Committee selected 13 companies against which to compare our executive compensation program for use in determining compensation for 2010. The following five companies were selected because they either directly compete with us or have operations that are comparable to our operations: Diamond Offshore Drilling, Inc., Ensco plc, Noble Corporation, Rowan Companies, Inc. and Transocean Inc. The remaining eight companies were selected to represent the broader oilfield services market in which we also compete for talent: BJ Services Company, Cameron International Corporation, FMC Technologies, Inc., Exterran Partners, L.P., National Oilwell Varco, Inc., Oceaneering International, Inc., Smith International, Inc., and Weatherford International Ltd. We refer to each group of companies collectively as our comparator group. The Compensation Committee may elect to modify the group for future periods to reflect best practices in executive compensation or changes in our business model or strategy or the business model or strategy of other companies, in and outside the comparator group.
The compensation consultant also has used the Towers Perrin Oilfield Service Compensation Survey, which is a nationally recognized executive compensation survey that consists of industry-specific information on executive pay practices. This survey covers 15 companies (including Pride) in various energy-related business segments, such as drilling, services and equipment. Compensation data for all companies in the survey were used, which have median revenues of $1.95 billion. This survey provides information on pay levels for individuals with similar roles and responsibilities as our officers.
Although our revenues for 2010 were below the median of the comparator group and the survey participants, the Compensation Committee considered a number of factors, including recent dispositions and our newbuild drillship program, in determining to maintain the same comparator group and survey participants as in prior years.
Over the last few years, we have transformed our company to become a pure offshore focused company with an increasing emphasis on deepwater drilling. To achieve this long-term objective, we have made various dispositions of assets and asset groups, including:
•	the sale of our Latin America land and E&P services businesses in 2007;
•	the sale of our tender-assist rig fleet and our platform rigs in 2008;
•	the sale of our Eastern Hemisphere land fleet in late 2008 and early 2009; and
•	our distribution of Seahawk in 2009.
These dispositions reduced our revenues in the short-term, but the sales have provided capital to invest in our long-term strategic focus on premium floating rigs.

During 2010, we took delivery of two new ultra-deepwater drillships, the Deep Ocean Ascension and the Deep Ocean Clarion. In January 2011, we took delivery of our third new ultra-deepwater drillship, the Deep Ocean Mendocino. The three new drillships account for approximately $2.8 billion of our $6.4 billion contracted backlog as of December 31, 2010. We are currently constructing two additional deepwater drillships, which are expected to have a significant revenue contribution going forward.
Because compensation often correlates with revenue, the Compensation Committee determined to use the 2010 analysis reference data for companies comparable in size to our company before the dispositions noted above and taking into account the expected revenue contribution of our newbuild drillships.
As part of the Compensation Committee’s review and determination of appropriate and competitive levels of compensation, it utilizes a summary of our competitive posture for each component of compensation. The summary is prepared by the compensation consultant and derived from the following two data sources:
•
The compensation consultant uses the compensation information provided in the proxy statements of the members of our comparator group to develop market compensation levels for our most highly compensated officers. The compensation consultant then compares the compensation of the named executive officers in our comparator group to our executive pay levels based on position and pay rank.

•	The compensation consultant also utilizes data from the Towers Perrin compensation survey described above to develop marketplace compensation levels for our executive officers.
The comparator group compensation data, together with the compensation survey data, each as described above, are collectively referred to as the “comparison data.”
Compensation Elements
Our executive compensation program generally consists of six components:
•	base salary;
•	annual cash incentive compensation;
•	long-term stock-based incentive compensation;
•	Supplemental Executive Retirement Plan;
•	severance and change in control arrangements; and
•	perquisites.
Annually, on the basis of the performance evaluations discussed above, the Compensation Committee conducts a review of base salary, annual cash incentive compensation and long-term stock-based incentive compensation, which we refer to as total direct compensation, with respect to each executive and makes adjustments, if any, to the preceding year’s levels. In determining compensation levels, the Compensation Committee seeks to position each element of each executive officer’s total direct compensation at a competitive level in relation to similar compensation paid to the executive’s peers, as described below, taking into consideration the experience, potential and performance of the executive.

In 2010, the Compensation Committee reviewed total direct compensation for each executive, including an evaluation of the extent to which the executive compensation program’s objectives are being met with respect to the relative weighting of each component within the executive’s total direct compensation. Because each component is reviewed separately and compensation within each component is based on the individual’s experience and potential as well as individual and company performance, the percentage of total direct compensation that each component comprises may vary by executive and by year. The following table summarizes the relative size of the components of total direct compensation for 2010 for each of our named executive officers:

	Percentage of Total Direct Compensation for 2010
Name	Base Salary	Annual Cash Incentive	Long-Term Stock-Based Incentive
Louis A. Raspino	15%	20%	65%
Imran (Ron) Toufeeq	18%	17%	65%
Brian C. Voegele	18%	16%	66%
W. Gregory Looser	18%	17%	65%
Lonnie D. Bane	22%	18%	60%
Kevin C. Robert	22%	18%	60%
We believe the compensation of our named executive officers should be most heavily dependent upon individual and company performance. Accordingly, our named executive officers receive a higher portion of their total direct compensation in the form of performance-based annual cash incentives and long-term stock-based incentives as compared to other company employees. Further, in support of pay-for-performance objectives, the portion of total direct compensation delivered through long-term stock-based incentives increases with successively higher levels of responsibility.
Similar to his peers in the comparator group, Mr. Raspino, our President and Chief Executive Officer, has a significantly broader scope of responsibilities at our company than the other named executive officers. The difference in compensation for Mr. Raspino described below primarily reflects these differing responsibilities as valued by the companies in the comparator group and, except as described below, does not result from the application of different policies or decisions with respect to Mr. Raspino.
Base Salary
The Compensation Committee seeks to position each executive’s base salary around the 50th percentile of the individual’s peers based on the comparison data. The extent to which an executive’s base salary falls short of, or exceeds, the 50th percentile is determined subjectively by the Compensation Committee based on experience, potential, prior base salary, the results of the annual performance evaluation and other factors. Executives, other than the chief executive officer, are evaluated on the following criteria: leadership; initiative; relationship and team building; business acumen; communication skills; vision and perspective; supervision; organizational savvy; ethical practices; and fiscal responsibility. The chief executive officer is evaluated on similar criteria, with emphasis on ethical practices, relations with our board of directors, vision, strategy, leadership and professional skills. No single criterion is weighted more heavily than any other in this evaluation, as the Compensation Committee evaluates the executive’s overall performance and contributions to our company.
With the exception of Messrs. Looser and Toufeeq, who received base salary increases in August 2009 in connection with promotions, the base salaries of other named executive officers were not increased in 2009 or 2010.
Annual Cash Incentive Compensation
Our annual cash incentive is based on the achievement of company-wide objectives and personal objectives during the year, which are described in greater detail below. The Compensation Committee establishes a “target bonus” for each executive around the 50th percentile of the individual’s peers based on the comparison data. The target bonus percentage is applied to the total salary received by the executive during the year to determine the total target bonus dollar opportunity for that executive. The bonus is paid based upon the achievement of specified performance-based goals during the applicable year. In connection with its annual review of executive performance evaluations and compensation, the Compensation Committee determined target bonuses for the named executive officers for 2010 as follows:

Name	Target Bonus Percentage
Mr. Raspino	100%
Mr. Toufeeq	70%
Mr. Voegele	65%
Mr. Looser	65%
Mr. Bane	60%
Mr. Robert	60%
Annually, the board of directors approves our corporate performance objectives and, on that basis, the Compensation Committee determines the metrics by which the executives’ bonuses will be calculated for that year. Each metric is weighted by the Compensation Committee to reflect its relative importance for the year in question.

The Compensation Committee seeks a balance of these metrics and relative weighting to further our corporate objectives and to discourage undue emphasis on any one metric. The Compensation Committee also recognizes that occasionally significant events occur that fall outside the scope of the annual planning process and, as such, have an unintended impact on annual incentive payments. In order to encourage actions that are in our long-term interest, but that may result in either positive or negative consequences relative to the annual incentive calculation in any given year, the Compensation Committee has developed guidelines for making adjustments to the incentive targets to address such consequences. The financial cost or benefit of all significant exceptional items for the year are collected and presented to the Compensation Committee for review. While all adjustments are in its full discretion, the Compensation Committee has determined that certain exceptional items are adjusted for on a standard basis (including acquisitions or divestitures; gain or loss on sale of assets such as business segments; and capital structure changes) and that other items (including acts of God; extraordinary, unplanned events; and retroactive changes in law) are appropriate for adjustment, either positive or negative, depending on the circumstances.
In addition to the corporate metrics, the chief executive officer sets his personal performance goals with the Compensation Committee, and each executive other than the chief executive officer sets his own personal performance goals with the chief executive officer, which are then reviewed by the Compensation Committee. The extent to which the executive achieves those goals and the level of complexity of each of those goals is itself a metric on which part of the bonus is based.
For 2010, the following metrics were established by the Compensation Committee:

Metric	Target	Target Weight
Earnings per share	$1.62	25%
Cash flows	$94.2 million	20%
Operating and general and administrative expense control	$1.02 billion	15%
Operating efficiency	Not disclosed	10%
Safety performance on a company-wide basis	0.78	10%
Personal performance goals	Individual	20%
Total		100%
For 2010, the Compensation Committee determined that earnings per share was the most important financial measure upon which to evaluate executive officer performance with respect to payment of the annual cash incentive and, therefore, assigned the metric a weight of 25%. The Compensation Committee believes that earnings per share is a financial measure widely used by financial analysts and investors in evaluating our performance and that tying a significant portion of executive officer annual cash incentive compensation to this measure more closely aligns their interests with those of our stockholders.
The Compensation Committee incorporated a cash flow metric into our annual incentive program for 2010, reflecting our focus on cash generation and preservation. The cash flow metric is a composite of net income, changes in working capital and capital expenditures (excluding newbuild capital expenditures). This metric was weighted at 20%.
The Compensation Committee determined that control of operating and general and administrative expense was important to our company in 2010, reflecting our long-term commitment to cost control. Rig-based labor costs are also included in this metric, due to the importance of managing such costs. This metric was weighted at 15%.
The Compensation Committee determined that, for 2010, our executives should be directly incentivized to minimize unplanned shipyard time and other downtime and its concomitant loss of revenue. This metric was weighted at 10%. It is expressed in terms of the total number of days our rigs were contracted to work, not including planned downtime, planned shipyard projects, and special periodic surveys, divided by 365, versus the total number of days those rigs actually worked, divided by 365. We are not disclosing the target for this metric, as doing so would result in competitive harm to our company. However, when establishing the target, the Compensation Committee expected achievement to require significant effort due to the expected significant delays that can result from limited shipyard availability, equipment shortages and labor constraints in connection with these projects.

The Compensation Committee determined that safety performance was important to our company in 2010, reflecting our long-standing commitment to protecting the welfare of our employees and the importance of our safety performance to our customers. This metric was weighted at 10%. The target for this metric is based on the total recordable incidence rate, or TRIR, which is the number of recordable incidents per 200,000 man hours. TRIR is a generally accepted industry measure for safety performance.
The Compensation Committee determined that each executive’s personal goals should account for 20% of the executive’s bonus opportunity. Each executive sets three to five important goals to accomplish during the year. Each goal receives a complexity weight, which affects the amount of the potential payout, to encourage executives to propose challenging goals. These personal goals primarily relate to various organizational, operational, administrative and other matters that are important to the functioning and efficiency of the executive’s area of responsibility and are important for the accomplishment of our long-term strategic objectives. Where the goals are not quantitative, the extent to which the executive (other than the chief executive officer) accomplishes or exceeds the goals is determined subjectively by the chief executive officer and reviewed with the Compensation Committee, and the extent to which the chief executive officer accomplishes or exceeds the goals is determined subjectively by the Compensation Committee. These judgments, considered together with the Compensation Committee’s judgment as to the complexity of the goals, are reflected in the amount of the executive’s bonus attributable to this metric.
Each metric is assigned a minimum threshold result, below which no amount of the bonus would be awarded with respect to that metric, a target result and a maximum result, at which the amount of the bonus awarded with respect to that metric would be 250% of the target bonus (200% with respect to personal performance goals). In no event will the total maximum bonus paid exceed 200% of the target bonus. For 2010, the results relating to and the actual weight given to each metric to calculate bonuses were as follows:

Metric	2010 Result	2010 Percentage (1)
Earnings per share	$1.49(2)	22.6%
Cash flows	$130.1 million(3)	33.3%
Operating and general and administrative expense control	$973.6 million(4)	27.9%
Operating efficiency	Not disclosed	0.0%
Safety performance on a company-wide basis	0.78 TRIR	25.0%
Personal performance goals	Varies by individual	See table below

(1)
Represents the percentage of the total target bonus amount earned with respect to this metric. For example, with respect to the earnings per share metric, the target weight was 25% and the actual percentage used in calculating bonuses was 22.6%.

(2)
For purposes of determining achievement of this metric, the Compensation Committee made adjustments for certain non-recurring items outside the scope of the annual incentive plan. The Compensation Committee adjusted net income by adding back certain severance costs and certain external legal fees related to the investigation into potential violations of the Foreign Corrupt Practices Act. As a result, the calculation is not made in accordance with U.S. generally accepted accounting principles and is not the same as the calculation we use for financial statement reporting purposes. Income from continuing operations per diluted share for 2010 calculated in accordance with U.S. generally accepted accounting principles was $1.37.

(3)
The cash flow metric is a composite of net income, changes in working capital and capital expenditures (excluding newbuild capital expenditures). As a result, the calculation is not made in accordance with U.S. generally accepted accounting principles and is not the same as the calculation we use for financial statement reporting purposes.

(4)
For purposes of determining achievement of this metric, the Compensation Committee made adjustments for certain non-recurring items outside the scope of the annual incentive plan, including with respect to certain severance costs and certain external legal fees related to the investigation into potential violations of the Foreign Corrupt Practices Act. As a result, the calculation is not made in accordance with U.S. generally accepted accounting principles and is not the same as the calculation we use for financial statement reporting purposes.

The five metrics based on company performance described above (i.e., other than personal performance goals) resulted in a total calculated bonus percentage for those metrics of 108.9% compared with a target of 80%. The table below presents (a) the percentage, as compared to a target of 100%, representing each named executive officer’s achievement of his personal performance goals for 2010, (b) the total calculated bonus percentage, which is equal to the sum of the percentages for the company performance metrics and the personal performance metric, and (c) the bonuses actually paid to the named executive officers for 2010.

	2010 Personal Goal	2010 Total Bonus
Name	Percentage	Percentage	Bonus
Mr. Raspino	30.8%	139.5%	$1,325,000
Mr. Toufeeq	30.0%	138.9%	$437,500
Mr. Voegele	25.2%	134.1%	$370,500
Mr. Looser	28.8%	137.7%	$380,500
Mr. Bane	28.8%	137.8%	$291,000
Mr. Robert	26.8%	135.7%	$289,000
All bonuses paid under the program, while expected to be based on the guidelines established by the Compensation Committee, are at all times subject to the Compensation Committee’s discretion. In prior years, the Compensation Committee has exercised its discretion to both increase and decrease the bonus amounts, in some cases by significant amounts, and may decrease such amounts in the future, or increase such amounts to the extent consistent with tax deductibility constraints of Section 162(m) of the Internal Revenue Code.
Long-Term Stock-Based Incentive Compensation
At the end of the calendar year, the Compensation Committee determines an aggregate value of stock-based incentive awards to grant to each executive for the following year that generally would position the executive’s stock-based incentive compensation between the median and the upper quartile of the individual’s peers based on the comparison data. The Compensation Committee believes this target percentile range for equity-based compensation ties an appropriate percentage of the executive’s total compensation to the long-term performance of our company. The amount of an executive’s stock-based incentive award is determined subjectively by the Compensation Committee following a recommendation from the chief executive officer (or, with respect to the chief executive officer, by the Compensation Committee), based in part on the executive’s performance. For the 2010 grants, the Compensation Committee determined that the value of the long-term incentive awards should be comprised roughly of one-third each of restricted stock awards, PRSUs and stock options, as was generally consistent with equity grant practices within our comparator group, to emphasize retention, relative total stockholder return and absolute stock price appreciation.
Beginning in 2010, annual grants of restricted stock awards are subject to performance criteria, such that the awards qualify as “performance based” compensation under Section 162(m) of the Internal Revenue Code. The performance criteria require that we have positive EBITDA during any quarter of 2010. If the performance criteria are satisfied, the restricted stock awards are subject to time vesting at a rate of one-third on each of the first three anniversaries of the date of grant. The Compensation Committee certified that the performance criteria for the restricted stock awards were satisfied during 2010.
In 2010, we also introduced a PRSU program for our named executive officers. Our PRSU program is based on relative total stockholder return and, therefore, reinforces our pay-for-performance compensation philosophy. With respect to the PRSUs granted in February 2010, on each of the first three anniversaries of the date of grant, the grant vests with respect to a number of PRSUs determined by comparing our total stockholder return for the applicable period to the average total stockholder return of Diamond Offshore Drilling, Inc., Ensco plc, Noble Corporation, Seadrill Limited and Transocean Ltd. These companies were selected because they either directly compete with us or have operations that are comparable to our operations. We selected Seadrill Limited, rather than Rowan Companies, Inc., which is in our comparator group, because we believe that Seadrill is a more direct competitor with operations more comparable to ours. Seadrill is not in our comparator group, however, because we believe certain of its management positions and responsibilities are not comparable to ours and, as a foreign issuer, it does not disclose compensation data to the extent of the other members of the comparator group. The total number of PRSUs earned under the award may range from 0% to 150% of the target PRSUs awarded, and, subject to accelerated payment in the event of death, disability or change in control, the earned PRSUs will be issued to the grantee after the third anniversary of the date of grant in the form of shares of our common stock. Dividend equivalents will be paid to the grantee with respect to earned PRSUs.

For the 2010 and 2011 equity-based grants, the Compensation Committee determined an aggregate value to be awarded for each category of award and the method to fix the number of awards to be granted. For purposes of valuing options in the determination of the number of options to be granted, for the 2010 and 2011 grants, the Compensation Committee used the Black-Scholes-Merton method, which is the same method we use for accounting purposes. For purposes of determining the number of stock options and restricted stock awards granted to executive officers in January 2010, the Compensation Committee used the closing price of our common stock on the grant date (January 29, 2010). For purposes of determining the number of PRSUs granted to executive officers in February 2010, the Compensation Committee used the same January 29, 2010 price and valued them using a Monte Carlo model. For purposes of determining the number of stock options, restricted stock awards and PRSUs granted to executive officers in January 2011, the Compensation Committee used the closing price of our common stock on the grant date (January 3, 2011). For additional information regarding stock-based incentive awards granted to the named executive officers in 2010 and the assumptions underlying the value of those awards, see the “Summary Compensation Table” and the “Grants of Plan-Based Awards” table under “Executive Compensation.” The total grant date fair value of stock-based incentive awards granted to the named executive officers in 2010 and 2011 was as follows:

	Total Grant Date Fair Value of Stock-Based Incentive Awards
Name	2010(1)	2011
Mr. Raspino	$4,235,411	$4,400,025
Mr. Toufeeq	$1,630,064	$2,000,036
Mr. Looser	$1,492,446	$1,500,022
Mr. Voegele	$1,542,441	$1,450,001
Mr. Robert	$958,879	$1,200,000
Mr. Bane	$962,978	$950,020

(1)
For Messrs. Raspino, Voegele, Looser and Bane, the amount in this column includes the annual award made in January 2010 and a discretionary award made in February 2010 to recognize their performance in connection with the divestiture of Seahawk. For Messrs. Toufeeq and Robert, the amount in this column includes only the annual award.

Beginning in 2002, the Compensation Committee generally has granted long-term incentive compensation to executives on the first trading day of each calendar year. The Compensation Committee approves the grant of options at Committee meetings and has not in the past granted options by written consent. With the exception of the annual grants made in 2006 (which were approved and made in February 2006), the values to be granted to the executives are approved at the regularly scheduled December meeting of the Compensation Committee, with the grants being made on the first trading day of the next calendar year. The grant dates for the 2010 annual grant to named executive officers were in late January and mid-February 2010 to allow the Compensation Committee additional time to finalize the terms of the PRSUs and other changes to the award agreements. Special grants may be made at other meetings to recognize the hiring or promotion of an employee, a change in responsibility of an employee or a specific achievement. For example, in February 2010, the Compensation Committee made a special grant to certain employees, including certain executive officers, to recognize their performance in connection with the divestiture of Seahawk. We do not time the release of material nonpublic information for the purpose of affecting the value of executive compensation, and we do not grant options with a grant date prior to the date of Compensation Committee approval of the grant. The exercise price of options is equal to the closing market price of our common stock on the NYSE on the grant date.
Long-term incentive compensation is designed to achieve all of the objectives under our executive compensation program. First, it is a mechanism through which executives become (or can become) stockholders, either through the ownership of shares of restricted stock, restricted stock units, options to purchase stock or PRSUs. Second, the vesting provisions of each award generally require continued employment for the awards to vest, thereby incentivizing the executive to remain in our employment. Third, we use long-term incentive compensation to attract external candidates, who, by resigning from their prior employer to accept employment with us, may be surrendering equity and other compensation.
Supplemental Executive Retirement Plan
Our Supplemental Executive Retirement Plan (the “SERP”) provides special retirement benefits and retiree medical benefits. The chief executive officer and other executives who are proposed for participation by the chief executive officer and approved by the Compensation Committee are eligible to participate in the SERP. The chief executive officer and the Compensation Committee base their proposal and approval, respectively, on a subjective assessment of the executive’s contributions to our company and expected long-term value to the organization. Those contributions and expected value also determine the terms of the executive’s participation, as the credited years of service, vesting terms and change in control payments, among other things, vary from one executive to another. All of the named executive officers currently participate in the SERP. No other employee currently participates in the SERP.

Participation in the SERP is designed to achieve the recruiting and retention objectives of the executive compensation program. Each participant’s vesting schedule requires continuous employment until the participant is fully vested, and each executive’s participation agreement includes a disincentive for termination before retirement eligibility.
In general, pursuant to the SERP, upon retirement the executive will be entitled to receive, among other things, the vested portion of his SERP benefits, which includes a lump sum payment equal to the actuarial present value of an annual benefit of 50% of his final annual pay payable for 10 years certain and his lifetime. Mr. Raspino’s benefits under the SERP vested in five equal annual installments beginning January 2, 2004. Each of Messrs. Looser’s and Bane’s benefits under the SERP vested in five equal annual installments beginning on January 1, 2006. Each of Messrs. Voegele’s and Robert’s benefits vest based on age and service requirements beginning on January 1, 2007, and Mr. Toufeeq’s benefits vest based on age and service requirements beginning on February 20, 2008.
Additional information about the SERP, including accrued benefit information with respect to each named executive officer and the assumptions with respect to the present value of the current accrued benefits, are disclosed in connection with the “Pension Benefits” table and “Potential Payments Upon Termination or Change in Control” under “Executive Compensation.”
Severance and Change in Control Arrangements
Each of our named executive officers has entered into an employment agreement with the company, which provides severance and change in control protections to the executive. We believe that severance and, in certain instances, change in control arrangements are necessary to attract and retain the talent necessary for our long-term success. Our severance programs allow our executives to focus on duties at hand and provide security should their employment be terminated as a result of an involuntary termination without cause or a constructive termination for good reason. Severance benefits generally range from one to two times salary plus bonus in the event of qualified termination prior to a change in control, and from two to three times salary plus bonus in the event of qualified termination following a change in control. Enhanced change in control protections provide our named executive officers, whose jobs would generally be at the greatest risk in a change in control, with a greater level of financial security in the event of a change in control. We believe this additional level of security is effective and necessary to ensure that our executives remain focused on performance and the creation of stockholder value through the successful execution of any change in control transaction rather than on the potential uncertainties associated with their own employment. For a more detailed description of our severance and change in control arrangements, see “Executive Compensation — Potential Payments Upon Termination or Change in Control.” The consummation of the merger contemplated by our merger agreement, dated as of February 6, 2011, as amended, with Ensco plc would constitute a change in control under these arrangements.
Perquisites
We provide three types of perquisites. First, we provide tax return preparation, financial planning and estate planning benefits up to a maximum of $10,000. Second, we pay for each executive to have an annual physical examination. Third, we currently pay monthly dues, but not initiation fees, for an executive’s club membership where there is a valid business purpose, including the entertainment of customers. These perquisites are available to all executive officers, except with respect to limited club membership dues, which are awarded when the chief executive officer (with respect to executive officers) or the Compensation Committee (with respect to the chief executive officer) determines a valid business purpose is involved.
The Compensation Committee has reviewed the costs to our company of these additional benefits and does not consider them to be significant. For additional information regarding perquisites, see “Executive Compensation — Summary Compensation Table.”

Other Benefits
Executives are eligible, with all employees, for various benefit plans, including the 401(k) plan and the Employee Stock Purchase Plan, among others. The Compensation Committee exercises no discretion over this participation.
Risk Management
Several elements of our executive compensation program are designed to promote the creation of long-term value and thereby discourage behavior that leads to excessive or unnecessary risk:
•
our program design provides a mix of cash and equity, annual and longer-term incentives, and performance metrics (including earnings per share, expense control, operating efficiency and total stockholder return);

•	our focus on long-term stock-based incentive compensation rewards performance over a sustained period of time;
•	maximum bonuses paid under our annual cash incentive program are capped at 200% of the target bonus;
•	because of our stock ownership guidelines and option grants, our executive officers could lose significant value if our stock price were exposed to inappropriate or unnecessary risks;
•
our recoupment policy for senior executives permits the company to recover excess bonuses and stock-based incentive awards in the event of a negative financial restatement, regardless of executive misconduct;

•
the personal goals for each executive officer under our annual incentive plan are tied to our enterprise risk assessment to ensure that our executive officers are additionally incentivized to focus on the mitigation of key risks; and

•
our annual incentive plan authorizes the Compensation Committee to exercise discretion (upward or downward), enabling us to reflect in the incentive program an executive officer’s performance with respect to risk management, among other things.

Stock Ownership Guidelines
In 2005, we adopted a guideline that each executive own shares of our common stock with a market value at least equal to the individual’s base salary. In 2010, we revised the guideline to require that our chief executive officer own shares of our common stock with a market value equal to at least six times his base salary and that all other named executive officers own shares with a value equal to at least three times the individual’s base salary. Fifty percent of both unvested restricted stock awards and earned but unvested PRSUs are included in the calculation; shares subject to unexercised options are not included. Compliance with the guidelines is measured on April 1 of each year using the average closing price of our common stock for the 12 months ending on the last day of February of that year. In the event an executive does not meet the ownership guidelines, the executive will be required to retain ownership of all shares of common stock owned directly as of such April 1 determination date, together with 75% of the after-tax shares received from any vestings of restricted stock awards or PRSU awards or any option exercises after such date until the ownership guidelines are met. The board of directors may approve exceptions to the ownership and retention guidelines in the case of financial hardship. All of our executives currently exceed the ownership guidelines. In addition, our policies prohibit buying on margin, using shares as collateral for loans and certain hedging arrangements by our executives, including purchasing, selling or writing options on our securities or engaging in transactions in other third-party derivative securities with respect to our securities. The total value of stock ownership calculated in accordance with the above test as of April 1, 2011, as compared to each individual’s base salary as of that date, was as follows:

Name	Base Salary	Value of Common Stock
Mr. Raspino	$950,000	$22,744,648
Mr. Toufeeq	$450,000	$7,021,242
Mr. Voegele	$425,000	$6,919,120
Mr. Looser	$425,000	$5,701,904
Mr. Bane	$352,000	$3,320,518
Mr. Robert	$355,000	$3,636,651
Recoupment Policy
In August 2009, the Compensation Committee adopted an incentive and equity compensation recoupment policy. The policy applies to all of our employees. With respect to our executive officers and our chief accounting officer, the policy permits us to recoup any cash bonus or stock-based incentive award that is awarded based upon achievement of financial or operational performance metrics to the extent such bonus or award was incorrectly calculated because of a negative restatement of our financial statements or the miscalculation of an applicable financial or operational metric, without regard to personal misconduct. A negative restatement resulting from a change in applicable law or accounting principles would not trigger the policy. With respect to all of our employees, if the employee’s fraudulent or illegal conduct causes damage to us, the policy provides for potential forfeiture of any performance-based cash bonus opportunity or any outstanding stock-based incentive award held by the employee.
The policy applies to performance-based cash bonuses paid, and stock-based incentive awards granted, after adoption of the policy. The Compensation Committee administers the policy and has discretion to enforce the policy. In enforcing the policy, the Compensation Committee may take into account such considerations as it deems appropriate, including, among other things, other penalties imposed on the employee, the nature of the miscalculation and the conduct of the employee. The policy will terminate upon a change in control, except with respect to any recovery from an officer that was approved by the Compensation Committee prior to a change in control.
Accounting and Tax Matters
Section 162(m) of the Internal Revenue Code denies a compensation deduction for federal income tax purposes for certain compensation in excess of $1 million paid to specified individuals. “Performance based” compensation meeting specified standards is deductible without regard to the $1 million cap. As described above, we took steps to qualify our annual incentives and long-term incentive awards for tax deductibility under Section 162(m) beginning in 2010. The Compensation Committee has approved payment of compensation in 2010 in excess of what is deductible under Section 162(m) and reserves the right to structure future compensation of our executive officers without regard for whether such compensation is fully deductible if, in the Compensation Committee’s judgment, it is in the best interests of our company and our stockholders to do so. The 2010 compensation of all the named executive officers qualifies for deductibility, with the exception of $6.0 million relating to a portion of base salary, bonuses, restricted stock awards and other benefits.
Compensation Committee Report
The Compensation Committee has reviewed and discussed with our management the Compensation Discussion and Analysis included herein. Based on that review and discussion, the Compensation Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included herein.

Respectfully submitted,

Archie W. Dunham, Chairman
Kenneth M. Burke
David A. Hager

EXECUTIVE COMPENSATION
The following tables provide information regarding the compensation awarded to or earned during the years ended December 31, 2010, 2009 and 2008 by our chief executive officer, chief financial officer and each of the next four most highly compensated executive officers who were serving as executive officers on December 31, 2010 (the “named executive officers”). The tables following the summary compensation table provide additional detail with respect to grants of plan-based awards, the value of outstanding equity awards as of December 31, 2010, the value of options exercised and stock awards that vested during 2010, pension benefits and estimates of changes in post-employment benefits.
Summary Compensation Table

							Change in
							Pension Value
							and
						Non-Equity	Nonqualified
						Incentive Plan	Deferred
				Stock	Option	Compensation	Compensation	All Other
Name and Principal Position	Year	Salary(1)	Bonus(2)	Awards(3)	Awards(4)	(2)	Earnings(5)	Compensation(6)	Total
Louis A. Raspino	2010	$950,000	$—	$2,915,769	$1,319,642	$1,325,000	$1,267,773	$21,880	$7,800,064
President and Chief	2009	986,538	—	2,420,312	2,197,474	867,500	1,518,730	48,212	8,038,766
Executive Officer and Director (7)	2008	925,000	—	2,799,675	2,107,252	1,028,347	1,593,432	38,160	8,491,866

Imran (Ron) Toufeeq	2010	$450,000	$—	$1,069,216	$560,848	$437,500	$562,285	$25,964	$3,105,813
Senior Vice President,	2009	415,262	—	631,384	286,625	234,214	893,554	38,037	2,499,076
Operations, Asset Management and Engineering(8)

Brian C. Voegele	2010	$425,000	$—	$1,080,565	$461,876	$370,500	$436,529	$1,468	$2,775,938
Senior Vice President and	2009	441,346	—	828,692	752,395	226,279	511,675	27,964	2,788,351
Chief Financial Officer	2008	415,475	—	915,975	655,690	311,500	337,310	10,894	2,646,844

W. Gregory Looser	2010	$425,000	$—	$1,030,570	$461,876	$380,500	$358,431	$25,994	$2,682,371
Senior Vice President and	2009	426,750	—	762,928	692,679	251,693	487,744	28,425	2,650,219
Chief Administrative Officer	2008	392,142	—	915,975	655,690	286,700	229,295	23,660	2,503,462

Lonnie D. Bane	2010	$352,000	$—	$666,050	$296,928	$291,000	$354,503	$26,697	$1,987,178
Senior Vice President,	2009	365,538	—	526,161	477,714	194,380	416,500	26,811	2,007,104
Human Resources and Administration	2008	343,626	—	596,850	468,350	237,300	329,301	25,941	2,001,368

Kevin C. Robert	2010	$355,000	$—	$628,963	$329,916	$289,000	$361,246	$25,346	$1,989,471
Senior Vice President,	2009	368,654	—	526,161	477,714	193,825	426,121	27,286	2,019,761
Marketing and Business Development	2008	346,867	—	458,850	421,838	237,300	291,335	28,078	1,784,268

(1)
None of the named executive officers received an increase in base salary for 2009 or 2010. The actual salary paid in 2009 is higher than the executive’s base salary for 2009 only because we pay salaries bi-weekly on the basis of 26 pay days per year and there were 27 pay days in 2009.

(2)	Cash bonuses paid pursuant to performance metrics under our annual cash incentive plan for 2010, 2009 and 2008 are listed under the column “Non-Equity Incentive Plan Compensation.”

(3)
The amounts in this column represent the grant date fair value of restricted stock awards granted in 2010, 2009 and 2008 and PRSUs granted in 2010, in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718. Under SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The grant date fair value of equity awards is calculated using the closing price of our common stock on the date of grant. For the annual restricted stock awards, grant date fair values per share were $34.50, $16.40 and $29.60 for the 2008, 2009 and 2010 grants, respectively. For the February 2010 discretionary restricted stock awards, the grant date fair value per share was $29.05. For the 2010 PRSU awards, the grant date fair value per share was $28.14. The grant date fair value for the 2009 restricted stock awards was modified under the anti-dilution provisions of our stock-based compensation plans at the time of the spin-off of Seahawk, with the grant date fair value being adjusted downward from $17.58 to $16.40 and the number of restricted stock awards adjusted upward to preserve the relative value of the restricted stock awards after the spin-off of Seahawk. The grant date fair value of PRSUs is calculated using the Monte Carlo method, as PRSUs include a performance condition based on relative total shareholder return compared to a peer group of companies. For additional information, see Note 10 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2010. These amounts do not correspond to the actual value that will be recognized by the executive.

(4)
The amounts in this column represent the grant date fair value of stock options granted in 2010, 2009 and 2008, in accordance with ASC Topic 718. Under SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The option award fair value for 2009 includes the incremental fair value recognized for the 2009 awards outstanding at the time of the spin-off of Seahawk. For additional information, see Note 10 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2010. These amounts do not correspond to the actual value that may be recognized by the executive.

(5)
This column reflects the aggregate increase in actuarial present value of benefits under the SERP accrued during 2010, 2009 and 2008. Our named executive officers did not receive any above-market or preferential earnings on nonqualified deferred compensation during 2010, 2009 or 2008.

(6)
The amounts shown in this column for 2010 reflect matching contributions under our 401(k) plan, gas cards, fitness club membership, tax planning fees and life insurance premiums for self and spouse. The amount of the matching contribution for 2010 under our 401(k) plan for each of Messrs. Raspino, Toufeeq, Looser, Bane and Robert was $14,700. The amounts for 2009 exclude a cash dividend paid in connection with the spin-off of Seahawk in lieu of additional units paid on restricted stock awards that were granted prior to 2009 and were unvested at the time of the spin-off in the following amounts: Mr. Raspino—$175,141; Mr. Toufeeq—$40,027; Mr. Voegele—$52,470; Mr. Looser—$52,470; Mr. Bane—$37,615 and Mr. Robert—$30,327. The amounts for 2009 also exclude a stock dividend paid on unvested restricted stock awards in connection with the spin-off in the following amounts: Mr. Raspino—$35,942; Mr. Toufeeq—$7,294; Mr. Voegele—$6,123; Mr. Looser—$8,278; Mr. Bane—$6,966 and Mr. Robert—$6,417. The dividend was paid in shares of Seahawk common stock and, for purposes of the table, was valued on the date of the spin-off using the volume weighted average price of a share of Seahawk common stock of $26.33. For additional information, see Note 10 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2010.

(7)	Mr. Raspino does not receive compensation for service as a director.

(8)	Mr. Toufeeq became an executive officer in August 2009.
Grants of Plan-Based Awards
The table below reports all grants of plan-based awards made during 2010.

								All Other	All Other
								Stock	Option
								Awards:	Awards:	Exercise
		Estimated Possible Payouts			Estimated Possible Future Payouts			Number of	Number of	or Base	Grant Date
		Under Non-			Under Equity			Shares of	Securities	Price of	Fair Value of
		Equity Incentive Plan Awards(1)			Incentive Plan Awards(2)(3)			Stock or	Underlying	Option	Stock and
		Threshold		Maximum	Threshold		Maximum	Units (#)	Options	Awards	Option
Name	Grant Date	($)	Target ($)	($)	(#)	Target (#)	(#)	(3)(4)	(#)(3)(5)	($)(5)	Awards ($)(6)
Louis A. Raspino		$237,500	$950,000	$1,900,000
	1/29/2010							44,595	130,014	$29.60	$2,639,654
	2/22/2010							13,769			399,989
	2/24/2010				26,835	53,670	80,505				1,195,768

Imran (Ron) Toufeeq		78,750	315,000	630,000
	1/29/2010							18,953	55,256	29.60	1,121,857
	2/24/2010				11,405	22,810	34,215				508,207

Brian C. Voegele		69,063	276,250	552,500
	1/29/2010							15,609	45,505	29.60	923,902
	2/22/2010							6,885			200,009
	2/24/2010				9,393	18,785	28,178				418,530

W. Gregory Looser		69,063	276,250	552,500
	1/29/2010							15,609	45,505	29.60	923,902
	2/22/2010							5,164			150,014
	2/24/2010				9,393	18,785	28,178				418,530

Lonnie D. Bane		52,800	211,200	422,400
	1/29/2010							10,034	29,254	29.60	593,935
	2/22/2010							3,442			99,990
	2/24/2010				6,038	12,076	18,114				269,053

Kevin C. Robert		53,250	213,000	426,000
	1/29/2010							11,149	32,504	29.60	659,926
	2/24/2010				6,709	13,418	20,127				298,953

(1)
These columns represent awards under our annual cash incentive plan. For additional information about the annual cash incentive plan, please read “Compensation Discussion and Analysis—Compensation Elements—Annual Cash Incentive Compensation” above.

(2)
These columns represent PRSUs granted on February 24, 2010, which vest as to one-third annually over a three-year period in an amount ranging from 0-150% of the units awarded based upon company total shareholder return compared with the total shareholder return of a designated peer group over a performance period corresponding to the vesting periods. The units provide for payment of all earned shares in common stock following the end of the three-year period. For additional information about PRSUs, please read “Compensation Discussion and Analysis—Compensation Elements—Long-Term Stock-Based Incentive Compensation” above.

(3)	All awards in these columns were made pursuant to our 2007 Long-Term Incentive Plan.

(4)
This column consists of restricted stock awards granted on January 29, 2010, which vest in three equal annual installments beginning on the first anniversary of the grant date, and discretionary restricted stock awards granted on February 22, 2010, which vest on the third anniversary of the grant date.

(5)
This column consists of options to purchase our common stock. The options granted on January 29, 2010 become exercisable in three equal annual installments beginning on January 29, 2011. The exercise price may be paid in cash or by tendering shares of our common stock. Applicable tax obligations may be paid in cash or by the withholding of shares of our common stock.

(6)
These amounts represent the full fair value of stock options, restricted stock awards and PRSUs granted to each executive during 2010 as calculated under ASC Topic 718. The grant date fair value of PRSUs is calculated using the Monte Carlo method, as PRSUs include a performance condition based on relative total shareholder return compared to a peer group of companies. For the relevant assumptions used to determine the valuation of our awards, see Note 10 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2010.

Outstanding Equity Awards at Fiscal Year-End
The following table shows outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2010. The table also shows unvested stock awards assuming a market value equal to the closing price of our common stock on December 31, 2010 of $33.00 per share.

	Option Awards				Stock Awards
					Number of
	Number of	Number of			Shares or	Market Value
	Securities	Securities			Units of	of Shares or
	Underlying	Underlying			Stock That	Units of Stock
	Unexercised	Unexercised	Option	Option	Have Not	That Have
	Options (#):	Options (#):	Exercise	Expiration	Vested	Not Vested
Name	Exercisable(1)	Unexercisable(1)	Price ($)(2)	Date	(#)(3)	($)(4)
Louis A. Raspino	163,831	—	31.36	2/9/2016
	155,613	51,871	26.75	1/3/2017
	87,443	87,444	32.18	1/2/2018
	—	264,480	16.40	1/2/2019
	—	130,014	29.60	1/29/2020
					270,445	$8,924,685

Imran (Ron) Toufeeq	48,252	—	16.07	3/15/2014
	42,890	—	18.72	1/3/2015
	17,095	—	31.36	2/9/2016
	18,898	6,300	26.75	1/3/2017
	11,553	11,554	32.18	1/2/2018
	17,248	34,497	16.40	1/2/2019
	—	55,256	29.60	1/29/2020
					81,054	$2,674,782

Brian C. Voegele	40,210	—	31.61	1/25/2016
	39,888	13,296	26.75	1/3/2017
	27,208	27,209	32.18	1/2/2018
	45,277	90,556	16.40	1/2/2019
	—	45,505	29.60	1/29/2020
					93,228	$3,076,524

W. Gregory Looser	34,702	—	31.36	2/9/2016
	13,296	13,296	26.75	1/3/2017
	27,208	27,209	32.18	1/2/2018
	10,421	83,368	16.40	1/2/2019
	—	45,505	29.60	1/29/2020
					88,833	$2,931,489

Lonnie D. Bane	66,816	—	18.72	1/3/2015
	29,207	—	31.36	2/9/2016
	33,776	11,259	26.75	1/3/2017
	19,434	19,435	32.18	1/2/2018
	28,748	57,495	16.40	1/2/2019
	—	29,254	29.60	1/29/2020
					59,815	$1,973,895

Kevin C. Robert	26,901	—	31.36	2/9/2016
	29,151	9,718	26.75	1/3/2017
	17,504	17,505	32.18	1/2/2018
	28,748	57,495	16.40	1/2/2019
	—	32,504	29.60	1/29/2020
					56,255	$1,856,415

(1)
The options expiring in 2014 and 2015 generally vested in five equal semi-annual installments beginning on the six-month anniversary of the grant date. The options expiring in 2016, 2017 and 2018 vest in four equal annual installments beginning on the first anniversary of the grant date, except for 37,500 options granted to Mr. Voegele expiring in 2016, which vest in four equal semi-annual installments beginning on the six-month anniversary of the grant date. The options expiring in 2019 and 2020 vest in three equal annual installments beginning on the first anniversary of the grant date.

(2)
The exercise price for options granted through 2009 reflect an anti-dilution adjustment made in connection with the August 24, 2009 spin-off of Seahawk. For additional information, see Note 10 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2010.

(3)
The restricted stock awards granted through 2008 vest in four equal annual installments beginning on the first anniversary of the grant date. In general, restricted stock awards granted after 2008 vest in three equal annual installments beginning on the first anniversary of the grant date; however, the discretionary restricted stock awards granted on February 22, 2010 become fully vested on the third anniversary of the grant date. The PRSUs granted in 2010 vest as to one-third annually over a three-year period in an amount ranging from 0-150% of the units awarded based upon company total shareholder return compared with the total shareholder return of a designated peer group over a performance period corresponding to the vesting periods. The PRSUs provide for payment of all earned shares in common stock following the end of the three-year period. For additional information about PRSUs, please read “Compensation Discussion and Analysis—Compensation Elements—Long-Term Stock-Based Incentive Compensation” above.

(4)
With respect to restricted stock awards, this column represents the closing price of our common stock on December 31, 2010 multiplied by the number of shares subject to such awards. With respect to PRSUs, this column represents the closing price of our common stock on December 31, 2010 multiplied by the number of shares subject to such awards based on vesting at the target level.

Option Exercises and Stock Vested
The following table sets forth certain information regarding stock options and restricted stock awards exercised and vested, respectively, during 2010.

	Option Awards:		Stock Awards:
	Number of Shares		Number of Shares
	Acquired on Exercise	Value Realized on	Acquired on	Value Realized on
Name	(#)	Exercise ($)(1)	Vesting (#)	Vesting ($)(2)
Louis A. Raspino	132,239	$2,195,096	$109,405	$3,447,916
Imran (Ron) Toufeeq	—	—	26,163	826,094
Brian C. Voegele	—	—	31,957	1,014,013
W. Gregory Looser	44,559	539,432	31,848	1,006,321
Lonnie D. Bane	200	2,174	23,214	732,386
Kevin C. Robert	—	—	21,325	672,769

(1)	Represents the difference between the sale price of our common stock at exercise and the exercise price of the options.

(2)	Represents the value of the shares on the vesting date based on the closing price of our common stock on such date.
Pension Benefits
The following table discloses, with respect to the SERP, the years of credited service and present single-sum value of the accrued benefits as of December 31, 2010 and payments during 2010.

		Number of
		Years/Months	Present Value of	Payments During
		Credit Service	Accumulated	Last Fiscal Year
Name	Plan Name(1)	(#)(2)	Benefit ($)(3)	($)
Louis A. Raspino	SERP	6 years	$10,677,772	$—
Imran (Ron) Toufeeq	SERP	34 months	3,438,869	—
Brian C. Voegele	SERP	48 months	2,779,374	—
W. Gregory Looser	SERP	5 years	1,823,049	—
Lonnie D. Bane	SERP	5 years	2,410,237	—
Kevin C. Robert	SERP	48 months	2,396,149	—

(1)
The SERP is a non-qualified retirement plan that provides for retirement benefits, to the extent vested, to be paid to the participating executive officer after the officer’s termination or retirement. The SERP also provides a death benefit. In addition, if a participant terminates employment with a vested right to a retirement benefit under the SERP, the participant, his spouse and his eligible dependents will be entitled to retiree medical and dental benefits. No assets are currently held with respect to the SERP; benefits are funded when paid to the participants or, upon a change in control, when funded into the rabbi trust. We account for the SERP in accordance with ASC Topic 715 “Retirement Benefits.” We recognize its estimated liability and the related compensation expense over the estimated service period of each participant. For additional information about the SERP, see “Compensation Discussion and Analysis—Overview of Compensation—Supplemental Executive Retirement Plan” above and “Potential Payments Upon Termination or Change in Control—Supplemental Executive Retirement Plan” below.

(2)
The number of years, or months in the cases of Messrs. Toufeeq, Voegele and Robert, of service is as of December 31, 2010. Years or months of credited service are not considered for purposes of benefit accrual, but are taken into account for vesting purposes. Years or months of service also are not considered for purposes of qualifying for retiree medical and dental benefits; rather, a participant qualifies for retiree medical and dental benefits if the participant terminates employment with a vested right to a retirement benefit under the SERP. Messrs. Raspino, Looser and Bane are fully vested in the SERP. Messrs. Toufeeq, Voegele and Robert each vest on a pro-rata basis determined by a fraction, the numerator of which is the number of full months of the individual’s actual service beginning from January 1, 2007 (February 20, 2008 for Mr. Toufeeq) and the denominator of which is the earlier of the number of months from January 1, 2007 (February 20, 2008 for Mr. Toufeeq) until (1) the individual attains age 62 or (2) the individual attains 15 years of service and an age of 55 or older. As of December 31, 2010, Mr. Toufeeq was 27.9% vested, Mr. Voegele was 28.6% vested and Mr. Robert was 30.4% vested.. Messrs. Voegele and Robert began vesting service on January 1, 2007, and had 48 months of vesting service as of December 31, 2010. Mr. Toufeeq began vesting service on February 20, 2008, and had 34 months of vesting service as of December 31, 2010. Early retirement eligibility under the SERP is based on termination after attainment of age 55 and 15 years of employment. Messrs. Raspino and Bane are deemed to meet the service requirement for early retirement eligibility. Messrs. Looser, Voegele and Robert will not satisfy both criteria for early retirement eligibility for 14, 10 and 9 years, respectively. Mr. Toufeeq will not satisfy the criteria for early retirement eligibility prior to attaining his normal retirement age of 62. Messrs. Raspino, Looser and Bane are entitled to retiree medical benefits under the SERP, and Messrs. Toufeeq, Voegele and Robert will be entitled to retiree medical benefits under the SERP if they are terminated with a vested right to a benefit under the SERP, each as more fully described below under “Potential Payments Upon Termination or Change in Control.” The present value of the retiree medical benefits upon a termination of employment on December 31, 2010 are as follows: Mr. Raspino — $400,530; Mr. Looser — $705,101; Mr. Bane — $509,266; Mr. Toufeeq — $379,033; Mr. Voegele — $418,092; and Mr. Robert — $394,040.

(3)
The present value has been calculated assuming the executive retires at the normal retirement age under the SERP (age 62). In addition, the executive is eligible for retiree medical and dental benefits. The calculation of the present value of accumulated benefits is equal to the present value of the full benefit under the plan based on the actuarial equivalent of a 10-year certain and life annuity. Because the SERP benefit is not calculated based on service, the full benefit, which is 50% of final pay, is considered to be the accumulated benefit. For accounting purposes, the cost of benefits is accrued over the vesting period.

Potential Payments Upon Termination or Change in Control
Employment Agreements, Stock Options and Restricted Stock Awards
On December 31, 2008, we entered into amended and restated employment agreements with each of our named executive officers. The current term of each of the agreements expires as follows: Mr. Raspino, December 3, 2012; Mr. Toufeeq, March 15, 2013; Mr. Voegele, January 25, 2013; Mr. Looser, December 4, 2012; Mr. Bane, June 1, 2012; and Mr. Robert, February 28, 2013. Each agreement is subject to automatic renewals for successive one-year terms until either party terminates the contract effective upon the next scheduled expiration date, with at least one year’s advance notice. Each of the agreements provides that the term of the agreement will not automatically renew beginning with the end of the one-year term in which the executive reaches age 65 and that failure to renew the agreement at such time will not trigger the executive’s constructive termination rights under the agreement.
Our executives can be terminated by us at anytime for any reason and their rights to benefits upon such termination are summarized below. Each of the executive’s agreement and equity award agreements provide benefits to the executive upon termination or change in control as described below. Each of the agreements provides that any cash and/or benefits payable to the executive on account of termination of employment and otherwise subject to the provisions of Section 409A of the Internal Revenue Code will be delayed for six months.
Mr. Raspino
Involuntary Termination. Under Mr. Raspino’s employment agreement and award agreements, if he is terminated involuntarily for reasons not associated with a change in control and not due to cause, he will receive:
•	two full years of base salary (not less than the highest annual base salary during the preceding three years);
•	an amount equal to the pro-rata actual bonus plus two times the target award under our annual incentive compensation plan for the year of termination;

•	life, health and accident and disability insurance continued for two years or until reemployment, whichever is earlier (for the executive, and for his immediate family to the extent available);
•	immediate vesting of his equity awards other than performance shares, with the options remaining exercisable for their original term; and
•
performance shares to the extent earned, as determined with respect to the entire grant based on relative total stockholder return calculated as of the termination date, with any such earned performance shares paid after the third anniversary of the date of grant.

The employment agreement requires that Mr. Raspino timely execute a release to receive the above benefits. In addition, the agreement provides that Mr. Raspino will not be entitled to any legal fee reimbursements for claims waived or released by the execution of such release.
The employment agreement treats disability, specified constructive terminations of the executive (including, with respect to Mr. Raspino’s agreement only, if Mr. Raspino is not reelected to our board of directors) or our failure to renew an agreement at the end of its term (unless the executive has attained age 65) as an involuntary termination of the executive.
Change in Control. The employment agreement and award agreements also provide Mr. Raspino protection in the event of a change in control. A “change in control” is generally defined to include the acquisition by a person of 20% or more of our voting power, specified changes in a majority of the board of directors, a merger resulting in existing stockholders having less than 50% of the voting power in the surviving company and sale or liquidation of our company. In addition, the agreement includes a “merger protection change in control” as a change in control. A merger protection change in control is generally defined as a merger or consolidation involving our company whereby our stockholders prior to the transaction continue to hold at least 50% but not more than 66% of the voting power of the surviving entity after the transaction. The consummation of the Ensco merger would constitute a change in control.
In the event of a change in control, the term of Mr. Raspino’s employment agreement will be extended for a period of two years from the date of a change in control that is not a merger protection change in control, or a period of one year from the date of a merger protection change in control. In the event of an involuntary termination or constructive termination of Mr. Raspino during the extended term of the agreement or voluntary resignation by him within 12 months after a change in control that is not a merger protection change in control, he will be entitled to receive:
•	three full years of base salary;
•	three times the maximum bonus award for the year of termination;
•	life, health and accident and disability insurance continued for three years or until reemployment, whichever is earlier;
•	immediate vesting of his equity awards other than performance shares, with the options remaining exercisable for their original term; and
•
performance shares to the extent earned, as determined with respect to the entire grant based on relative total stockholder return calculated as of the date of the change in control, with any such earned performance shares paid within 70 days after the change in control or, if the change in control does not meet the requirements of Section 409A, after the third anniversary of the date of grant.

The agreement provides that the amounts set forth in (1) and (2) above will be deposited into a rabbi trust prior to the change in control.
The employment agreement also provides that we will reimburse Mr. Raspino for certain taxes incurred by him as a result of payments following a change in control. The agreement provides for a cap on certain payments in the event of a change in control, but that a gross-up will only apply if the cap would reduce payments to the executive by 10% or more.

Retirement. In the event of retirement not in connection with a change in control on or after age 62, the award agreements provide that Mr. Raspino’s equity awards (1) granted in 2008 and prior years will vest immediately, with options remaining exercisable for one year following retirement, and (2) granted in 2009 and thereafter will be paid or become exercisable in accordance with the original schedule as if the executive remained employed, with options remaining exercisable for three years after retirement. However, if equity awards are granted in the year Mr. Raspino retires, such awards will be pro-rated for the number of days of employment between the date of grant and the first anniversary of the date of grant.
Death. The employment agreement contains no provision regarding separation pay or benefit continuation in the event of termination due to death. Under the terms of outstanding equity awards other than performance shares, termination due to death results in immediate vesting, with options remaining exercisable for one year after death. Under the terms of the performance shares granted to the executive, relative total stockholder return will be calculated as of the date of death, and any earned performance shares will be paid within 70 days after the date of death.
Messrs. Toufeeq, Voegele, Looser, Bane and Robert
Under the employment agreements and award agreements of Messrs. Toufeeq, Voegele, Looser, Bane and Robert the executive generally will receive the same benefits as Mr. Raspino with the following exceptions:
•
In the event of involuntary termination or constructive termination not associated with a change in control and not due to cause, the executive will receive (a) one full year of base salary, (b) an amount equal to the pro-rata actual bonus plus one times the target award under our annual incentive compensation plan for the year of termination and (c) life, health and accident and disability insurance continued for one year or until reemployment, whichever is earlier. In addition, under each of Messrs. Toufeeq’s, Looser’s, Bane’s and Robert’s employment agreements, the executive’s equity awards other than performance shares will vest, with options remaining exercisable for the later of (i) 120 days following the termination or (ii) the date specified by the underlying option agreement, but in no event beyond the maximum option term. Mr. Voegele’s outstanding award agreements provide for such vesting and exercisability. Performance shares will receive the same treatment as described above for Mr. Raspino.

•
In the event of an involuntary termination or constructive termination within two years, or a voluntary resignation within six months, of a change in control that is not a merger protection change in control, or an involuntary termination or constructive termination within 12 months of a merger protection change in control, the executive will receive (a) two full years of base salary, (b) two times the maximum bonus award under our annual incentive compensation plan for the year of termination and (c) life, health and accident and disability insurance continued for two years or until reemployment, whichever is earlier. In addition, under each of Messrs. Toufeeq’s, Looser’s, Bane’s and Robert’s employment agreements, the executive’s equity awards other than performance shares will vest, with options remaining exercisable for the later of (i) two years after the date of the change in control, (ii) 120 days after the date of the executive’s termination or (iii) the date specified by the underlying option agreement, but in no event beyond the maximum option term. Mr. Voegele’s outstanding award agreements provide for such vesting and exercisability. Performance shares will receive the same treatment as described above for Mr. Raspino.

Noncompete
In addition, the employment agreements provide a noncompete clause of two years for Mr. Raspino, one year for Mr. Voegele and six months for Messrs. Toufeeq, Looser, Bane and Robert after termination (voluntary or involuntary) assuming that it was not due to a change in control. In the event of a change in control, the noncompete clause does not apply.

Supplemental Executive Retirement Plan
We have implemented the SERP to provide specified benefits to certain management and highly compensated employees. Currently, only the named executive officers participate in the SERP. The SERP is an unfunded, deferred compensation arrangement for the Chief Executive Officer and executives proposed for participation by the Chief Executive Officer and approved by the Compensation Committee and who otherwise meet the other requirements of the SERP. The specific provisions of a participant’s benefits are governed by his SERP participation agreement. Each of the named executive officers currently employed by us participates in the SERP. The terms of each executive’s participation agreement is described below.
If the executive’s employment terminates for any reason other than cause on or after his “normal retirement date,” which is the date he attains age 62, then we will make a lump sum payment to him within 60 days of his termination equal to the actuarial present value of an annual benefit of 50% of his final annual pay payable for 10 years certain and his lifetime. This normal retirement benefit will not be lower than the minimum normal retirement benefit amount identified in the executive’s SERP participation agreement. If the executive voluntarily terminates his employment with us prior to his normal retirement date but on or after his “early retirement date,” which is the date he has attained age 55 and has completed 15 years of continuous employment with us, then he will be entitled to an early retirement benefit in the form of a lump sum payment within 60 days of his termination equal to the actuarial present value of an annual benefit of 50% of his final annual pay payable for 10 years certain and his lifetime, reduced by certain early termination factors based on the number of years from the date of that termination to his normal retirement date. “Final annual pay” for purposes of the benefits calculations with respect to Messrs. Raspino, Looser and Bane means the executive’s base annual salary and target bonus award under our annual incentive compensation plan as in effect on the executive’s last day of active employment. “Final annual pay” for purposes of the benefits calculations with respect to Messrs. Toufeeq, Voegele and Robert means the sum of (1) the executive’s average base annual salary over the five years preceding his last day of active employment and (2) the executive’s target bonus percentage under our annual incentive compensation plan as in effect on the executive’s last day of active employment multiplied by the amount in clause (1) above.
For Mr. Raspino, the foregoing benefits vested in five equal annual installments beginning January 2, 2004. For Messrs. Looser and Bane, the foregoing benefits vested in five equal annual installments beginning January 1, 2006. For Messrs. Toufeeq, Voegele and Robert, the foregoing benefits will fully vest upon the executive’s normal retirement date or, if earlier, his early retirement date and upon a termination by reason of death or disability.
If an executive’s service is terminated by us prior to his normal retirement date other than for cause or by the executive due to certain events including non-renewal or breach by us of his employment agreement or for good reason, then:
•
with respect to Messrs. Raspino, Looser and Bane, (a) the executive’s SERP benefit will immediately vest, (b) three years will be added to the executive’s age and time of service for purposes of determining the executive’s eligibility for and the amount of his early retirement benefit (as of the date hereof, Mr. Raspino is deemed to have met the requirements for an early retirement benefit and Mr. Bane has been deemed to have completed the time of service requirement for an early retirement benefit) and (c) the actuarial equivalent of the normal retirement benefit or early retirement benefit, as applicable, will be paid in a lump sum on the later of the executive’s attainment of age 55 or 60 days after the executive’s termination; and

•
with respect to Messrs. Toufeeq, Voegele and Robert, (a) the executive’s SERP benefit will vest pro rata based on the number of months of service performed between January 1, 2007 (February 20, 2008 with respect to Mr. Toufeeq) and the earlier of the date that would have been his normal retirement date or his early retirement date, as applicable, and (b) we will make a lump sum payment to him equal to the actuarial equivalent of the normal retirement benefit or early retirement benefit, as applicable, subject to reduction for pro rata vesting, on the later of the executive’s attainment of age 55 or 60 days after the executive’s termination.

In addition, with respect to Messrs. Raspino, Looser and Bane, if the executive voluntarily resigns his employment for any other reason prior to attaining the above age and service requirements, his vested benefit under the SERP will be paid on the later of the executive’s attainment of age 55 or 60 days after the executive’s termination using an actuarial equivalent calculation in lieu of early retirement factors. Since Mr. Raspino has attained age 55 and is deemed to have met the service requirement, his vested benefit will be paid 60 days after his termination. Benefit payments may be delayed until six months after termination of employment if required to comply with Section 409A.
If the executive’s employment is terminated by reason of disability, then we will make a lump sum payment to him within 60 days of his termination equal to the actuarial present value of an annual benefit of 50% of his final annual pay payable for 10 years certain and his lifetime, reduced by certain early retirement factors based on the number of years from the date of the termination to his normal retirement date and reduced by any employer or government disability benefits. If the executive’s employment is terminated by reason of death, or if the executive dies after termination but prior to his normal retirement date and with a vested right to a benefit under the SERP, his spouse or beneficiary, as applicable, will receive, within 60 days of the date of the executive’s death, the same benefit the executive would have received had the executive terminated his employment on the date of his death.
In addition, in connection with termination of employment with a vested right to a benefit under the SERP, the executive is entitled to receive retiree medical and dental coverage for himself, his spouse and his dependents who were covered under our group health plan as of the date of termination, with such coverage beginning immediately with respect to Messrs. Raspino, Looser and Bane and, with respect to Messrs. Toufeeq, Voegele and Robert, on his normal retirement date or immediately if the executive is terminated after his early retirement date. The coverage will be provided until the later of the death of the executive or his surviving spouse. These benefits will be at least as favorable as the group medical and dental coverage offered to our executive employees. This coverage (i) will be suspended during any period the executive has medical coverage provided by another employer, (ii) with respect to the executive and his spouse (if applicable), will be converted to Medicare Supplement coverage upon becoming eligible for and covered by Medicare and (iii) with respect to his dependents, will terminate at such time as the dependents are no longer eligible for coverage under the terms of our group health plan. Any retiree medical and dental benefits to the executive’s spouse or surviving spouse are available solely to the spouse to whom the executive was married on the date of the executive’s termination of employment. The executive or, if applicable, his surviving spouse will be responsible for the applicable premiums for coverage at the same rate paid by active executive employees but not to exceed the cost of the most comprehensive group medical and dental coverage offered by us. We will reimburse the executive or, if applicable, his surviving spouse for all such premiums within the time limits specified by Section 409A.
If the executive’s employment is terminated within two years after a change in control or one year following a merger protection change in control (each as defined in the executive’s employment agreements), or in the event of a voluntary resignation by the executive within six months (12 months for Mr. Raspino) after a change in control that is not a merger protection change in control, then the executive’s benefit under the SERP will fully vest and:
•
with respect to Messrs. Looser and Bane, in lieu of the lump sum benefit described above, the executive will receive from us a lump sum payment in an amount equal to the greater of his final annual pay at the time of the change in control or his final annual pay at the time of termination, multiplied by five; and

•
with respect to Messrs. Raspino, Toufeeq, Voegele and Robert, the executive will receive from us a lump sum payment in an amount equal to the actuarial present value of the SERP benefit that would have been paid on the first to occur of his early retirement date (as if he remained employed until attainment of his early retirement date, if applicable) or his normal retirement date.

A SERP benefit payable as a result of a change in control will be paid (i) if the change in control meets the requirements described under Section 409A, 60 days after the change in control or (ii) if the change in control does not meet the requirements described under Section 409A, on the later to occur of the executive’s attainment of age 55 or 60 days after the executive’s termination. The SERP benefit payable as a result of a change in control is required to be deposited into a rabbi trust prior to the change in control.
If we terminate the executive’s employment for cause (as defined in the executive’s employment agreement), then he forfeits all rights to any benefits under the SERP.

Potential Payments Table
The information below describes and quantifies certain compensation that would become payable under existing plans and arrangements if the named executive’s employment had terminated on December 31, 2010, given the named executive’s compensation and service levels as of such date and, if applicable, based on the closing price of our common stock on December 31, 2010 of $33.00 per share. In the table below, accelerated stock options, accelerated restricted stock awards, severance payments, SERP payments and tax gross-up payments are expressed as a lump sum payment; medical coverage is expressed as the present value of future payments expected to be made over multiple years; and disability benefits are expressed as the first annual payment amount following termination. These benefits are in addition to benefits available generally to salaried employees, such as distributions under our 401(k) savings plan, subsidized retiree medical benefits, disability benefits and accrued vacation pay. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different than the estimates presented in the table. Factors that could affect these amounts include the timing during the year of any such event, our stock price and the executive’s age. As of December 31, 2010, only Mr. Raspino had satisfied the service and age requirements, and Mr. Bane has satisfied the service requirement, necessary to qualify for benefits upon early retirement, and no executive has attained the age required for a normal retirement benefit. For additional information about benefits due to executives in the event of termination or change in control, see “Compensation Discussion and Analysis — Overview of Compensation — Severance and Change in Control Arrangements.”

Event	Raspino	Toufeeq	Voegele	Looser	Bane	Robert

Involuntary Termination Not for Cause and Constructive Termination
Accelerated stock options	$5,228,313	$809,370	$1,763,358	$1,644,037	$1,140,186	$1,140,022
Accelerated restricted stock(1)	8,924,685	2,674,782	3,076,524	2,931,489	1,973,895	1,856,415
Lump sum SERP payments	13,552,046	995,521	824,736	1,893,560	3,159,849	756,218
Medical coverage	400,530	379,033	418,092	705,101	509,266	394,040
Severance payments	3,800,000	765,000	701,250	701,250	563,200	568,000

Voluntary Resignation
Accelerated stock options	$—	$—	$—	$—	$—	$—
Accelerated restricted stock	—	—	—	—	—	—
Lump sum SERP payments(2)	11,858,041	—	—	1,893,560	2,503,952	—
Medical coverage	400,530	—	—	705,101	509,266	—

Death
Accelerated stock options	$5,228,313	$809,370	$1,763,358	$1,644,037	$1,140,186	$1,140,022
Accelerated restricted stock(1)	8,924,685	2,674,782	3,076,524	2,931,489	1,973,895	1,856,415
Lump sum SERP payments(3)	11,858,041	3,572,006	2,886,723	1,893,560	2,503,952	2,489,195
Medical coverage	202,442	222,320	247,140	349,939	247,807	223,561

Disability
Accelerated stock options	$5,228,313	$809,370	$1,763,358	$1,644,037	$1,140,186	$1,140,022
Accelerated restricted stock(1)	8,924,685	2,674,782	3,076,524	2,931,489	1,973,895	1,856,415
Lump sum SERP payments(4)	11,858,041	3,825,567	2,963,276	3,143,826	2,731,678	2,721,967
Medical coverage	400,530	379,033	418,092	705,101	509,266	394,040
Severance payments	3,800,000	765,000	701,250	701,250	563,200	568,000
Disability benefits(5)	120,000	120,000	120,000	120,000	120,000	120,000

Termination for Cause
Additional benefits	N/A	N/A	N/A	N/A	N/A	N/A

Event	Raspino	Toufeeq	Voegele	Looser	Bane	Robert

Change in Control
Accelerated stock options	$5,228,313	$809,370	$1,763,358	$1,644,037	$1,140,186	$1,140,022
Accelerated restricted stock	8,924,685	2,674,782	3,076,524	2,931,489	1,973,895	1,856,415

Change in Control with Involuntary Termination, Constructive Termination or Voluntary Resignation
Accelerated stock options	$5,228,313	$809,370	$1,763,358	$1,644,037	$1,140,186	$1,140,022
Accelerated restricted stock(1)	8,924,685	2,674,782	3,076,524	2,931,489	1,973,895	1,856,415
Lump sum SERP payments	11,858,041	3,567,006	2,858,375	3,506,250	2,816,000	2,483,467
Medical coverage	400,530	379,033	418,092	705,101	509,266	394,040
Severance payments	8,550,000	2,160,000	1,955,000	1,955,000	1,548,800	1,562,000
Tax gross-up payments (280G calculation)	—	2,914,023	2,539,105	—	—	2,041,990

Merger Protection Change in Control with Involuntary Termination or Constructive Termination(6)
Accelerated stock options	$5,228,313	$809,370	$1,763,358	$1,644,037	$1,140,186	$1,140,022
Accelerated restricted stock(1)	8,924,685	2,674,782	3,076,524	2,931,489	1,973,895	1,856,415
Lump sum SERP payments	11,858,041	3,567,006	2,858,375	3,506,250	2,816,000	2,483,467
Medical coverage	400,530	379,033	418,092	705,101	509,266	394,040
Severance payments	8,550,000	2,160,000	1,955,000	1,955,000	1,548,800	1,562,000

(1)
Accelerated restricted stock assumes PRSUs are earned at the target level of 100% of the awarded units. However, upon a termination or event that causes acceleration of the vesting of PRSUs, the number of PRSUs earned will be based on actual achievement of the performance goals up to the date of the termination or event, which could range from 0% to 150% of the target level of the awarded units.

(2)
These amounts represent a lump-sum SERP benefit paid at the later of age 55 or 60 days after termination. Messrs. Toufeeq, Voegele and Robert are not entitled to a SERP benefit if they voluntarily terminate except as described in the table above under “Change in Control with Involuntary Termination or Voluntary Resignation.”

(3)
These amounts represent a lump-sum SERP benefit paid to the surviving spouse or beneficiary within 60 days of the executive’s death, based on the same benefit the executive would have received had the executive terminated his employment on the date of his death.

(4)
Upon disability, the SERP benefits would become fully vested, and a lump sum payment of the SERP benefits would be paid within 60 days of termination equal to the actuarial present value of an annual benefit of 50% of final annual pay payable for 10 years certain and his lifetime, reduced by certain early retirement factors based on the number of years from the date of the termination to his normal retirement date and reduced by any employer or government disability benefits.

(5)	Disability benefits consist of long-term disability coverage of 60% of monthly pay after 90 days of disability, up to $10,000 a month.

(6)
Tax gross-up payments will be made only in the event that the merger protection change in control event constitutes a “change in control” for purposes of the applicable tax provision. If this were the case, the tax gross-up payments would be the amounts shown in the table under “Change in Control with Involuntary Termination or Voluntary Resignation.”

DIRECTOR COMPENSATION
Standard Nonemployee Director Compensation
The Nominating and Corporate Governance Committee periodically reviews the compensation of the board of directors and, from time to time, recommends changes thereto to the full board of directors. The committee uses a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on the board of directors.
The annual retainer for the chairman of the board is $180,000 and for each other director who is not an employee of our company is $50,000. We pay a fee of $2,000 for each board and committee meeting attended. For committee meetings, the fee is payable to all nonemployee directors participating, regardless of committee membership, except to a director who is not a member of the committee that does not receive the advance materials, if any, circulated to the committee members. In addition, the chairman of the Audit Committee receives an annual fee of $15,000; the chairman of the Compensation Committee receives an annual fee of $15,000; and the chairman of the Nominating and Corporate Governance Committee receives an annual fee of $10,000. Directors who are employees receive no additional compensation for serving on the board of directors or its committees.
In addition, each nonemployee director has received stock options and restricted stock awards under our 2007 Long-Term Incentive Plan, as determined by the Nominating and Corporate Governance Committee. With respect to awards granted in January 2010 and January 2011, the Nominating and Corporate Governance Committee approved grants of restricted stock awards at its regularly scheduled December meeting, with the grants being made on the first trading day of the calendar year. For the 2010 and 2011 annual grants, the number of restricted stock awards granted to the chairman of the board totaled $232,000 and $270,000, respectively, divided by the closing sale price of our common stock on the last trading day of the prior year, and the number of restricted stock awards granted to each other nonemployee director who was a director at the time totaled $205,000 and $230,000, respectively, divided by such closing sale price.
Restricted stock awards granted to nonemployee directors in 2008 and after vested immediately. Stock options granted to nonemployee directors expire 10 years from the date of grant. Each option became exercisable as to 50% of the shares on the first anniversary of the grant date and as to the remaining 50% on the second anniversary of the grant date. Each option provides for adjustments in cases of mergers, stock splits and similar capital reorganizations. Any unvested restricted stock awards and options will fully vest upon a change in control of us, or upon the recipient’s termination of service due to death, disability, resignation in compliance with our corporate governance guidelines or retirement on or after age 75. Upon termination of service for any other reason, any unvested restricted stock awards and options will be forfeited, although the Nominating and Corporate Governance Committee may provide otherwise upon a termination other than for cause.
Director Compensation Table
The table below summarizes the total compensation paid to or earned by each of our non-employee directors for 2010.

				Non-Equity	Nonqualified
	Fees Earned	Stock	Option	Incentive Plan	Deferred	All Other
	or Paid in	Awards ($)	Awards ($)	Compensation	Compensation	Compensation
Name	Cash ($)	(1)(2)	(2)	($)	Earnings	($)	Total ($)
David A. B. Brown	$264,000	$270,006	—	—	—	—	$534,006
Kenneth M. Burke	154,000	230,010	—	—	—	—	384,010
Archie W. Dunham	140,000	230,010	—	—	—	—	370,010
David A. Hager	140,000	230,010	—	—	—	—	370,010
Francis S. Kalman	143,000	230,010	—	—	—	—	373,010
Ralph D. McBride	130,000	230,010	—	—	—	—	360,010
Robert G. Phillips	132,000	230,010	—	—	—	—	362,010

(1)
The amounts in this column represent the grant date fair value of restricted stock awards granted for 2010 in accordance with ASC Topic 718. Under SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The grant date fair value of these awards is calculated using the closing price of our common stock on the date of grant. In January 2011, the chairman of the board was granted 8,182 restricted stock units and each other eligible director was granted 6,970 restricted stock units, with a grant date fair value of $32.47 per share. For additional information, see Note 10 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2010.

(2)	The aggregate number of restricted stock awards and the aggregate number of option awards outstanding at December 31, 2010 were as follows:

	Restricted
Name	Stock Awards	Stock Options
David A. B. Brown	680	69,962
Kenneth M. Burke	680	18,013
Archie W. Dunham	680	25,304
David A. Hager	—	10,722
Francis S. Kalman	680	25,304
Ralph D. McBride	680	51,359
Robert G. Phillips	—	10,722

AUDIT COMMITTEE REPORT
The Audit Committee currently consists of Messrs. Kalman (Chairman), Burke, Hager and Phillips. The Audit Committee’s purpose is to assist the board in overseeing (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) the independence, qualifications and performance of our independent auditors and (4) the performance of our internal audit function. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us. The board of directors has determined that the members of the Audit Committee are independent under applicable provisions of the Securities Exchange Act of 1934 and New York Stock Exchange listing standards.
Our management is responsible for preparing our financial statements, and the independent auditors are responsible for auditing those financial statements and issuing a report thereon. Accordingly, the Audit Committee’s responsibility is one of oversight. In this context, the Audit Committee discussed with KPMG LLP, our independent registered public accounting firm, the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T, Communication with Audit Committees. These communications and discussions are intended to assist the Audit Committee in overseeing the financial reporting and disclosure process. The Audit Committee also discussed with KPMG its independence from us and received from KPMG the written disclosures and the letter from KPMG required by applicable requirements of the Public Company Accounting Oversight Board regarding KPMG’s communications with the Audit Committee concerning independence. This discussion and disclosure informed the Audit Committee of the independence of KPMG and assisted the Audit Committee in evaluating such independence. The Audit Committee also considered whether the provision of services by KPMG not related to the audit of our financial statements and to the review of our interim financial statements is compatible with maintaining the independence of KPMG. Finally, the Audit Committee reviewed and discussed our audited financial statements with our management, our internal auditors and KPMG. Our management informed the Audit Committee that our audited financial statements had been prepared in accordance with accounting principles generally accepted in the United States.
Based on the review and discussions referred to above, and such other matters deemed relevant and appropriate by the Audit Committee, the Audit Committee recommended to the board of directors, and the board has approved, that these audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Respectfully submitted,

Francis S. Kalman, Chairman
Kenneth M. Burke
David A. Hager
Robert G. Phillips

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2010.

	Number of Securities	Weighted Average Exercise
	to be Issued upon Exercise	Price of Outstanding	Number of Securities
	of Outstanding Options,	Options, Warrants and	Remaining Available
Plan Category(1)	Warrants and Rights	Rights(2)	for Future Issuance
Equity compensation plans approved by security holders(3)	5,550,212	$24.18	5,515,089	(4)
Equity compensation plans not approved by security holders	—	—	—
Total	5,550,212	24.18	5,515,089

(1)
Excludes options to purchase 18,761 shares of our common stock, at a weighted average exercise price of $21.69, granted under equity compensation plans of Marine Drilling Companies, Inc. assumed in connection with our September 2001 acquisition of Marine. Upon consummation of the acquisition, all outstanding options to purchase Marine common stock were converted into options to purchase our common stock. No additional awards may be granted under these plans.

(2)	Excludes the shares issuable upon the vesting of restricted stock units and PRSUs included in the first column of this table for which there is no weighted average exercise price.

(3)	Consists of the Employee Stock Purchase Plan, the 1998 Long-Term Incentive Plan, the 1993 Directors’ Stock Option Plan, the 2004 Directors’ Stock Incentive Plan and the 2007 Long-Term Incentive Plan.

(4)
As of December 31, 2010, the plans with securities remaining available for future issuance consisted of the Employee Stock Purchase Plan and the 2007 Long-Term Incentive Plan. As of December 31, 2010, after giving effect to the issuance in January 2011 with respect to the 2010 plan year, 752,485 shares remained available for issuance under the Employee Stock Purchase Plan. These shares could be issued only in the form of shares of our common stock. As of December 31, 2010, 4,762,604 shares remained available for issuance under the 2007 Long-Term Incentive Plan with respect to awards (other than outstanding awards) and could be issued in the form of stock options, stock appreciation rights, stock awards and stock units. In 2011, we have issued an additional 1,380,920 awards under the plan in the form of restricted stock awards, PRSUs and stock options. As of April 1, 2011, 31,031 shares have been cancelled and returned to the 2007 Long-Term Incentive Plan.

SECURITY OWNERSHIP
The following table sets forth information as of April 25, 2011 with respect to the beneficial ownership of our common stock by (1) each of our stockholders who is known by us to be a beneficial owner of more than 5% of our common stock, (2) our directors and the persons named in the “Summary Compensation Table” in Item 11 of this annual report and (3) all of our current executive officers and directors as a group. Unless otherwise indicated, all of such stock is owned directly, and the indicated person or entity has sole voting and investment power.

	Number of Shares	Percent of
Name and Address	Beneficially Owned(1)	Class

Seadrill Limited(2) P.O. Box HM 1593 Par-la-Ville Place, 4th Floor 14 Par-la-Ville Road Hamilton HM 08 Bermuda	16,500,000	9.3%

MHR Fund Management LLC(3) 40 West 57th Street, 24th Floor New York, New York 10019	12,149,254	6.8%

BlackRock Inc.(4) 40 East 52nd Street New York, NY 10022	10,245,021	5.8%

	Number of Shares	Percent of
Name and Address	Beneficially Owned(1)	Class

Franklin Mutual Advisers, LLC(5) 101 John F. Kennedy Parkway Short Hills, NJ 07078-2789	9,069,294	5.1%

Lonnie D. Bane	18,364	*
David A. B. Brown	111,956	*
Kenneth M. Burke	29,139	*
Archie W. Dunham	60,650	*
David A. Hager	35,338	*
Francis S. Kalman	60,650	*
W. Gregory Looser	81,002	*
Ralph D. McBride	95,848	*
Robert G. Phillips	40,797	*
Louis A. Raspino	599,437	*
Kevin C. Robert	162,085	*
Imran (Ron) Toufeeq	153,239	*
Brian C. Voegele	306,851	*
All current executive officers and directors as a group (14 persons)	1,780,951	1.0%

*	Less than 1% of issued and outstanding shares of our common stock.

(1)
The number of shares beneficially owned by the directors and executive officers listed in the table includes shares that may be acquired within 60 days of April 25, 2011 by exercise of stock options as follows: Mr. Bane — 0; Mr. Brown — 69,962; Mr. Burke — 18,013; Mr. Dunham — 25,304; Mr. Hager — 10,722; Mr. Kalman — 25,304; Mr. Looser — 38,296; Mr. McBride — 51,359; Mr. Phillips — 10,722; Mr. Raspino — 338,334; Mr. Robert — 135,357; Mr. Toufeeq — 78,042; Mr. Voegele — 239,930; and all current executive officers and directors as a group — 1,045,860.

(2)
Based solely on a Schedule 13D/A filed with the SEC on January 10, 2011 (as amended, the “Schedule 13D”) by Seadrill Ltd. (“Seadrill”), Hemen Holding Limited, the principal shareholder of Seadrill (“Hemen”), Greenwich Holdings Limited, the principal shareholder of Hemen (“Greenwich”), John Fredriksen, who indirectly controls Hemen and Greenwich and is the Chairman, President and a Director of Seadrill, and C.K. Limited, which also indirectly controls Hemen and Greenwich. The Schedule 13D reports that (1) on December 28, 2010, Seadrill entered into a forward contract with Nordea Bank Finland Plc (“Nordea”) whereby Seadrill agreed to purchase 8,229,200 shares of common stock from Nordea on June 24, 2011, for a purchase price of $272.9 million; (2) on December 27, 2010, Seadrill entered into a forward contract with DnB Nor Markets (“DnB”) whereby Seadrill agreed to purchase 8,070,800 shares of common stock from DnB on June 24, 2011, for a purchase price of $264.4 million; and (3) Seadrill directly held 200,000 shares of common stock. In the Schedule 13D, the reporting persons assert beneficial ownership, with shared voting and dispositive power, of 16,500,000 shares. To our knowledge, the reporting persons have not publicly updated the information contained in the Schedule 13D since January 10, 2011.

(3)
Based solely on a Schedule 13G/A filed with the SEC on February 13, 2009 by MHR Institutional Partners III LP (“Institutional Partners III”), MHR Institutional Advisors III LLC (“Institutional Advisors III”), MHR Fund Management LLC (“Fund Management”) and Mark H. Rachesky, M.D. (“Dr. Rachesky”) relating to an aggregate of 12,832,000 shares held for the accounts of MHR Capital Partners Master Account LP (“Master Account”), MHR Capital Partners (100) (“Capital Partners”) LP and Institutional Partners III. MHR Advisors LLC (“Advisors”) is the general partner of each of Master Account and Capital Partners and, in such capacity, may be deemed to beneficially own the shares of common stock held for the accounts of each of Master Account (609,626 shares) and Capital Partners (73,120 shares). Institutional Advisors III is the general partner of Institutional Partners III and, in such capacity, may be deemed to beneficially own the shares of common stock held for the account of Institutional Partners III (12,149,254 shares). Fund Management is an affiliate of and has an investment management agreement with Master Account, Capital Partners and Institutional Partners III and other affiliated entities, pursuant to which it has the power to vote or direct the vote and to dispose or to direct the disposition of the shares of common stock and, accordingly, Fund Management may be deemed to beneficially own the shares of common stock held for the account of each of Master Account, Capital Partners and Institutional Partners III (an aggregate of 12,832,000 shares). Dr. Rachesky is the managing member of Advisors, Institutional Advisors III and Fund Management and, in such capacity, may be deemed to beneficially own the shares of common stock held for the accounts of each of Master Account, Capital Partners and Institutional Partners III (an aggregate of 12,832,000 shares).

(4)	Based solely on a Schedule 13G/A filed with the SEC on February 8, 2011 by BlackRock Inc. BlackRock reports sole voting power and sole dispositive power over 10,245,021 shares.

(5)	Based solely on a Schedule 13G filed with the SEC on January 27, 2011 by Franklin Mutual Advisers, LLC (“FMA”). FMA reports sole voting power and sole dispositive power over 9,069,294 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Conflicts of Interest and Related Person Transactions
Pursuant to our Code of Business Conduct and Ethical Practices, employees, officers and directors must not engage, or give the appearance of engaging, in any activity involving a conflict of interest, or a reasonably foreseeable conflict of interest, between their personal interests and our interests. The Code requires that any employee, officer or director who is uncertain whether a particular set of circumstances constitutes a conflict of interest seek appropriate, before-the-fact guidance from our Chief Compliance Officer.
Further, our Corporate Governance Guidelines provide that where an actual or potential conflict of interest involving a director develops, the director should report the matter immediately to the chairman of the Nominating and Corporate Governance Committee for evaluation. A significant and potentially ongoing conflict must be resolved or the director should resign. Also, if a director has a personal or business interest in a matter that is before the board of directors, the director must disclose the interest to the chairman of the board and, if appropriate, recuse himself from participation in the related deliberations and abstain from voting on the matter.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees Paid to Independent Registered Public Accounting Firm
The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements for the years ended December 31, 2010 and 2009, respectively, and fees billed for other services rendered by KPMG LLP during those periods.

	2010	2009
	(In thousands)
Audit Fees(1)	$3,300	$3,979
Audit-Related Fees(2)	37	1,022
Tax Fees(3)	17	302
All Other Fees	—	—
Total	3,354	$5,303

(1)
Audit Fees consisted of fees for audit services, which related to the consolidated audit, quarterly reviews, registration statements, comfort letters, statutory and subsidiary audits, and services normally provided by the independent registered public accountant in connection with statutory and regulatory filings. Audit Fees also include the audit of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and applicable SEC rules.

(2)
Audit-Related Fees consisted of fees for audit-related services, which primarily related to audit services for agreed upon procedures in 2010 and audit services for our divestiture transactions in 2009.

(3)
Tax Fees consisted of fees for tax services, which related to services for advise related to mergers and acquisitions in 2010 and tax compliance, tax planning, tax advice (including tax return preparation) and refund claims, assistance with tax audits and appeals and advice related to mergers and acquisitions in 2009.

The Audit Committee preapproves all audit, review or attest engagements and permissible non-audit services to be performed by our independent registered public accounting firm, subject to, and in compliance with, the de minimis exception for non-audit services described in applicable provisions of the Securities Exchange Act of 1934 and applicable SEC rules. All services provided by our independent public accounting firm in 2010 and 2009 were preapproved by the Audit Committee.

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
Each exhibit identified below is filed with this annual report. Exhibits designated with an “*” are filed herewith. Exhibits designated with a “†” are management contracts or compensatory plans or arrangements. Exhibits designated with a “#” were previously filed or furnished, as applicable, as an exhibit to the original Form 10-K filed on February 18, 2011.

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

4.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Pride (incorporated by reference to Exhibit 4.3 to the Form 8-K).

Exhibit No.		Description
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

Exhibit No.		Description
10.8	†	Pride International, Inc. 401(k) Restoration Plan (incorporated by reference to Exhibit 10(k) to Pride’s Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-16963).

10.9	†
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

10.49	†#	Amended and Restated Separation/Non-Competition/Confidentiality Agreement dated December 31, 2008 between Pride and Brady K. Long.

10.50	†
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

10.55	†#	Summary of certain executive officer and director compensation arrangements.

10.56
Tax Sharing Agreement, dated as of August 4, 2009, between Pride International, Inc. and Seahawk Drilling, Inc. (incorporated by reference to Exhibit 10.1 to Pride’s Current Report on Form 8-K filed with the SEC on August 7, 2009, File No. 1-13289).

12	#	Computation of ratio of earnings to fixed charges.

21	#	Subsidiaries of Pride.

23.1	#	Consent of KPMG LLP.

31.1	*	Certification of Chief Executive Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer of Pride pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	*	Certification of the Chief Executive Officer and the Chief Financial Officer of Pride pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	#	XBRL Instance Document

101.SCH	#	XBRL Taxonomy Extension Schema

101.LAB	#	XBRL Taxonomy Extension Label Linkbase

101.PRE	#	XBRL Taxonomy Extension Presentation Linkbase

101.CAL	#	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	#	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on April 28, 2011.

PRIDE INTERNATIONAL, INC.

/s/ LOUIS A. RASPINO Louis A. Raspino
President and Chief Executive Officer